Form 10-Q
period 2004-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2004-11-15
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004

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

As of November 4, 2004, 28,363,427 shares of the Registrant’s common stock were outstanding.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information)

	December 31, 2003	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,848	$14,617
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $1,055, respectively	44,852	46,672
Current portion of broadcast rights	19,026	20,167
Prepaid expenses and other current assets	1,974	3,225
Deferred tax assets	59	—

Total current assets	76,759	84,681
Property and equipment, net	91,818	95,121
Restricted cash	800	—
Broadcast rights	7,446	7,496
Other noncurrent assets	12,160	12,131
Goodwill, net	135,899	141,903
Intangible assets, net	402,214	380,627

Total assets	$727,096	$721,959

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$1,950	$2,355
Current portion of broadcast rights payable	18,509	20,345
Accounts payable	9,937	6,577
Accrued expenses	18,627	11,902
Taxes payable	192	—
Interest payable	4,840	11,472
Deferred revenue	1,078	3,065
Deferred tax liabilities	1,047	—

Total current liabilities	56,180	55,716
Debt	596,988	604,117
Broadcast rights payable	9,002	8,845
Deferred tax liabilities	26,230	29,753
Deferred revenue	3,743	4,150
Deferred gain on sale of assets	7,372	7,046
Other liabilities	4,890	2,891

Total liabilities	704,405	712,518

Commitments and contingencies (Note 8)
Minority interest in consolidated entity	19,486	27,477

Stockholders’ equity (deficit):
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	—	—
Common stock - $0.01 par value, authorized 125,000,000 shares; issued and outstanding 28,363,406 and 28,363,427 shares at December 31, 2003 and September 30, 2004, respectively	284	284
Additional paid-in capital	392,393	392,393
Accumulated deficit	(389,472)	(410,713)

Total stockholders’ equity (deficit)	3,205	(18,036)

Total liabilities and stockholders’ equity (deficit)	$727,096	$721,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$55,388	$63,948	$162,181	$185,634
Less: commissions	(7,211)	(8,571)	(21,071)	(24,821)

Net broadcast revenue (excluding trade and barter)	48,177	55,377	141,110	160,813
Trade and barter revenue	4,692	4,507	14,198	14,464

Total net revenue	52,869	59,884	155,308	175,277

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	15,647	16,685	44,374	48,094
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	18,040	17,898	50,563	51,542
Merger related expenses	—	—	—	456
Amortization of broadcast rights	6,130	6,126	18,126	18,438
Amortization of intangible assets	6,529	6,308	17,708	20,197
Depreciation	5,173	4,107	15,352	13,438

Total operating expenses	51,519	51,124	146,123	152,165

Income from operations	1,350	8,760	9,185	23,112
Interest expense, including amortization of debt financing costs	(14,087)	(13,132)	(43,049)	(39,005)
Loss on extinguishment of debt	—	(1,880)	(5,814)	(8,704)
Interest income	147	29	471	62
Other income, net	974	862	2,847	4,568

Loss before income taxes	(11,616)	(5,361)	(36,360)	(19,967)
Income tax expense	(814)	(924)	(2,424)	(2,837)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(12,430)	(6,285)	(38,784)	(22,804)
Cumulative effect of change in accounting principle, net of tax	(8,898)	—	(8,898)	—
Minority interest in consolidated entity	158	583	263	1,563

Net loss	$(21,170)	$(5,702)	$(47,419)	$(21,241)
Accretion of preferred interests	—	—	(15,319)	—

Net loss attributable to common shareholders	$(21,170)	$(5,702)	$(62,738)	$(21,241)

Basic and diluted net loss attributable to common shareholders per common share:
Net loss attributable to common shareholders	$(1.38)	$(0.20)	$(4.35)	$(0.75)
Weighted average number of shares outstanding:
Basic and diluted	15,352	28,363	14,432	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2004
	(Unaudited)
Cash flows provided by operating activities	$21,049	$19,069

Cash flows from investing activities:
Additions to property and equipment, net	(8,525)	(7,370)
Proceeds from sale of assets	3	229
Acquisition of broadcast properties and related transaction costs	(101,305)	(6,780)
Down payment on acquisition of stations	(1,500)	(1,750)
Decrease in restricted cash	—	800

Net cash used for investing activities	(111,327)	(14,871)

Cash flows from financing activities:
Proceeds from debt issuance	259,675	235,000
Repayment of long-term debt	(173,457)	(247,587)
Proceeds from revolver draws	37,150	42,000
Repayment of senior discount notes	—	(28,862)
Payments for debt finance costs	(7,753)	(980)
Distributions	(1,522)	—

Net cash provided by (used for) financing activities	114,093	(429)

Net increase in cash and cash equivalents	23,815	3,769
Cash and cash equivalents at beginning of period	29,201	10,848

Cash and cash equivalents at end of period	$53,016	$14,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

1. Description of Business

Nexstar Broadcasting Group, Inc. (“Nexstar”) owns, operates, programs or provides sales and other services to 44 television stations affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements (as more fully described below), Nexstar programs certain television stations under Time Brokerage Agreements (“TBA”), has Shared Services Agreements (“SSA”) with certain television stations, and has SSAs and Joint Sales Agreements (“JSA”) with certain television stations.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2003 and 2004 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”). All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of Mission’s debt (see Note 6) and (c) purchase options granted by Mission’s shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. As of September 30, 2004, the assets of Mission consist of current assets of $4.3 million (excluding broadcast rights), broadcast rights of $5.4 million, FCC licenses of $25.8 million, goodwill and other intangible assets of $61.3 million, property and equipment of $16.0 million and other noncurrent assets of $22 thousand. Substantially all of Mission’s assets, except for FCC licenses, collateralize its secured debt obligation. Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar has with the Mission stations as of September 30, 2004:

Service Agreements	Mission Stations
TBA Only (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR and WBAK
SSA Only (3)	WYOU and KODE

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies —(Continued)

(1)	Nexstar has a TBA which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Nexstar has both an SSA and a JSA with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs allow Nexstar the right to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

(3)	Nexstar has an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Nexstar has the right to implement JSAs with 10 days written notification to Mission. Nexstar provided such notice to Mission-owned stations WYOU and KODE on September 1, 2004. JSAs between WYOU and Nexstar-owned WBRE and KODE and Nexstar-owned KSNF were implemented effective October 1, 2004.

Nexstar does not own Mission or Mission’s television stations; however, Nexstar is deemed to have a controlling financial interest in them under U.S. GAAP while complying with the Federal Communications Commission’s (“FCC”) rules regarding ownership limits in television markets. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Variable Interest Entities

The Company, generally in connection with pending acquisitions subject to FCC consent, will enter into TBAs with stations. As a result of entering into the TBAs, the Company may determine that the station is a VIE and that it is the primary beneficiary of the variable interest. Under the terms of these agreements, the Company makes specific periodic payments to the owner-operator in exchange for the right to program and sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company will continue to operate the station under a TBA until the termination of such agreement. Termination of a TBA typically occurs on consummation of the acquisition of the station.

On May 9, 2003, Mission entered into a purchase agreement to acquire substantially all the assets of WBAK, the Fox affiliate in Terre Haute, Indiana and simultaneously entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WBAK. As a result of the TBA, Mission determined that it was the primary beneficiary of WBAK. Mission has consolidated the financial statements of WBAK from May 9, 2003 to April 6, 2004 when operations under the TBA were terminated upon Mission’s purchase of the station.

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. (“J.D.G. TV”). The pending acquisition is expected to close in the first quarter of 2005, subject to FCC consent. Operations under a TBA between Nexstar and J.D.G. TV began on October 16, 2003. As a result of the TBA, Nexstar has determined that it is the primary beneficiary of KFTA/KNWA. Nexstar has consolidated the financial statements of KFTA/KNWA since October 16, 2003, and pursuant to FIN No. 46R, J.D.G. TV’s ownership is currently reflected as minority interest in these condensed consolidated financial statements. As of September 30, 2004, total assets of $15.8 million related to KFTA/KNWA are included in the condensed consolidated balance sheet. The net revenue of KFTA/KNWA included in the condensed consolidated statement of operations is $1.5 million and $4.3 million for the three and nine months ended September 30, 2004, respectively.

On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation (“Jewell”). The pending acquisition is expected to close in the fourth quarter of 2004. Operations under a TBA between Nexstar and Jewell began on June 1, 2004. As a result of the TBA, Nexstar has determined that it is the primary beneficiary of KLST. Nexstar has consolidated the financial statements of KLST since June 1, 2004, and pursuant to FIN No. 46R, Jewell’s ownership is currently reflected as minority interest in these condensed consolidated financial statements. As of September 30, 2004, total assets of $11.9 million related to KLST are included in the condensed consolidated balance sheet. The net revenue of KLST included in the condensed consolidated statement of operations is $1.3 million and $1.7 million for the three and nine months ended September 30, 2004, respectively.

        Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, as a result of an outsourcing agreement it entered into effective December 1, 2001 with a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) to provide certain engineering, production, sales and administrative services for WYZZ. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments under the outsourcing agreement with Sinclair of approximately $0.6 million and $1.0 million for the nine months ended September 30, 2003 and 2004, respectively. The Company does not have a material exposure to loss as a result of its variable interest in WYZZ.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies —(Continued)

Under these local service agreements, the Company pays for certain operating expenses of the respective stations, except for WYZZ, and therefore may have unlimited exposure to any potential operating losses. Nexstar is responsible for reimbursing all of the operating expenses at KFTA/KNWA and KLST and may ultimately have unlimited exposure to potential operating losses. The Company believes that its minimum exposure to loss under the service agreements consists of the fees paid to the current owners of the stations. Additionally, Nexstar or Mission, as applicable, indemnifies the owners of the stations from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar or Mission could be required to make for such indemnification is undeterminable at this time.

Basis of Presentation

The condensed consolidated financial statements for the three and nine months ended September 30, 2003 have been restated to include the financial results of the acquired entities discussed below.

On December 30, 2003, Nexstar completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Due to Nexstar’s principal stockholder, ABRY Partners, L.L.C. (“ABRY”), holding more than 50% of the voting ownership of both Nexstar and Quorum through its various funds both before and after the merger, the acquisition was accounted for as a merger of entities under common control in a manner similar to the pooling of interests.

Additionally, on December 30, 2003, Mission completed the acquisition of VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations. Nexstar and Quorum were deemed to have controlling financial interests under U.S. GAAP in VHR, Mission and Mission of Amarillo due to (a) service agreements with VHR, Mission and Mission of Amarillo, (b) their guarantees of VHR’s, Mission’s and Mission of Amarillo’s debt, and (c) the purchase option agreements Nexstar entered into with Mission. Due to these relationships, Mission’s acquisition of VHR and Mission of Amarillo was accounted for as a merger of entities under common control in a manner similar to the pooling of interests.

The conclusion to account for these acquisitions as a merger of entities under common control in a manner similar to the pooling of interests was based on the guidance in FASB Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in relation to FASB No. 141”.

Accounting for Stock-Based Compensation

Nexstar accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. Under APB Opinion No. 25, no compensation expense is recognized for stock options granted when the exercise price of the options is greater than or equal to the fair value of a company’s common stock on the date of the grant. Nexstar did not incur stock-based employee compensation costs for the three months and nine months ended September 30, 2004 as all options granted under its stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. No options were outstanding at September 30, 2003. The following table illustrates the effect on net income (loss) and net income (loss) per share if Nexstar had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss attributable to common shareholders, as reported	$(21,170)	$(5,702)	$(62,738)	$(21,241)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	—	(247)	—	(734)

Pro forma net loss	$(21,170)	$(5,949)	$(62,738)	$(21,975)

Basic and diluted net loss per common share, as reported	$(1.38)	$(0.20)	$(4.35)	$(0.75)
Basic and diluted net loss per common share, pro forma	$(1.38)	$(0.21)	$(4.35)	$(0.77)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies—(Continued)

Earnings Per Share

Nexstar computes earnings per share in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share is based upon the net earnings applicable to common shares after preferred dividends and accretion of preferred interests and divided by the weighted average number of shares outstanding during the period. There is no difference between basic and diluted earnings per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and are excluded from the calculation. Stock options in the amount of approximately 1.42 million were excluded because the option exercise prices were greater than the average market value of our common stock and due to the Company incurring a net loss for the three months and nine months ended September 30, 2004.

The attributable net loss used in the calculation of both basic and diluted earnings per share for the nine months ended September 30, 2003 includes accretion of preferred interests of $15.3 million.

On November 28, 2003, Nexstar undertook a corporate reorganization whereby, Nexstar Broadcasting Group, L.L.C., Nexstar’s predecessor, merged with and into Nexstar and all of the remaining existing membership interests in Nexstar Broadcasting Group, L.L.C. were converted into common shares of Nexstar.

3. Acquisitions

Each of the acquisitions listed below were consummated in the first nine months of 2004. Each acquisition was accounted for under the purchase method, and accordingly the condensed consolidated financial statements include the operating results of each business from the earlier of commencement of a time brokerage agreement or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
WUTR	ABC	Utica, New York	April 1, 2004	Mission
WBAK (1)	Fox	Terre Haute, Indiana	April 6, 2004	Mission

(1)	Operations under a time brokerage agreement commenced on May 9, 2003 and terminated on the date of acquisition.

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

At April 1, 2004
Property and equipment	$2,040
Intangible assets	1,685
Goodwill, including transaction costs	367

Assets acquired	$4,092

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

3. Acquisitions—(Continued)

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired at April 6, 2004. Mission obtained third-party valuations of certain acquired intangible assets.

At April 6, 2004
Property and equipment	$1,667
Intangible assets	1,333
Goodwill, including transaction costs	1,188

Assets acquired	$4,188

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

The following unaudited pro forma information for the three months and nine months ended September 30, 2003 and 2004, has been presented as if the acquisitions had occurred on January 1, of each year:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
	Pro Forma	Pro Forma
Net broadcast revenue (excluding trade and barter)	$48,608	$55,377
Total net revenue	53,300	59,884
Income from operations	1,067	8,760
Net loss before cumulative effect of change in accounting principle	(12,610)	(5,702)
Cumulative effect of change in accounting principle, net of tax	(8,898)	—
Net loss	(21,508)	(5,702)
Net loss attributable to common shareholders	$(21,508)	$(5,702)
Basic and diluted per share information:
Net loss before cumulative effect of change in accounting principle	$(0.82)	$(0.20)
Cumulative effect of change in accounting principle, net of tax	$(0.58)	$—
Net loss	$(1.40)	$(0.20)
Net loss attributable to common shareholders	$(1.40)	$(0.20)
Weighted average shares outstanding	15,352	28,363

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

3. Acquisitions—(Continued)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
	Pro Forma	Pro Forma
Net broadcast revenue (excluding trade and barter)	$142,686	$161,127
Total net revenue	156,923	175,591
Income from operations	8,206	22,792
Net loss before cumulative effect of change in accounting principle	(39,696)	(21,610)
Cumulative effect of change in accounting principle, net of tax	(8,898)	—
Net loss	(48,594)	(21,610)
Net loss attributable to common shareholders	$(63,913)	$(21,610)
Basic and diluted per share information:
Net loss before cumulative effect of change in accounting principle	$(2.75)	$(0.76)
Cumulative effect of change in accounting principle, net of tax	$(0.62)	$—
Net loss	$(3.37)	$(0.76)
Net loss attributable to common shareholders	$(4.43)	$(0.76)
Weighted average shares outstanding	14,432	28,363

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

Pending Acquisitions

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas from J.D.G. TV for $17.0 million. The pending acquisition is expected to close in the first quarter of 2005, subject to FCC consent. Operations under a TBA between Nexstar and J.D.G. TV began on October 16, 2003 and will terminate on the acquisition date. Effective August 13, 2004, KPOM changed its call letters to KFTA and KFAA changed its call letters to KNWA.

On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation for $12.0 million. The pending acquisition is expected to close during the fourth quarter of 2004.

4. Local Service Agreements

The stations listed below have commenced one or more local service agreements during the first nine months of 2004.

WUTR

Mission entered into an SSA with Nexstar effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to Mission-owned WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Nexstar also entered into a JSA effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

KLST

Nexstar entered into a TBA with Jewell Television Corporation which owns KLST, the CBS affiliate in San Angelo, Texas. Operations under the TBA commenced on June 1, 2004 and will terminate on the acquisition date. This agreement allows Nexstar to program most of KLST’s broadcasting time, sell its advertising time and retain the advertising revenue of KLST in return for monthly payments to Jewell of $15 thousand per month.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2003	September 30, 2004
Network affiliation agreements	15	$327,170	$328,574
FCC licenses	indefinite	158,098	157,941
Debt financing costs	term of debt	19,320	16,352
Other intangible assets	1-15	44,394	24,081

		548,982	526,948
Less: accumulated amortization		(146,768)	(146,321)

Intangible assets, net of accumulated amortization		402,214	380,627
Goodwill	indefinite	135,899	141,903

Intangible assets and goodwill, net		$538,113	$522,530

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the three months ended September 30, 2003 and 2004 was $6.5 million and $6.3 million, respectively, and for the nine months ended September 30, 2003 and 2004 was $17.7 million and $20.2 million, respectively. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2003 was $135.9 million (net of accumulated amortization of $22.2 million) and at September 30, 2004 was $135.5 million (net of accumulated amortization of $22.4 million), respectively.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2003. These tests resulted in no impairment being recognized. As of September 30, 2004, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

Balance as of January 1, 2004	$135,899
Acquisitions	1,555
Initial consolidation of VIEs and other adjustments	4,449

Balance as of September 30, 2004	$141,903

The acquisitions of WUTR and WBAK during the second quarter of 2004 increased goodwill by approximately $1.6 million. The application of FIN No. 46R increased goodwill by approximately $4.6 million for the consolidation of KLST which occurred in the second quarter of 2004.

6. Debt

Long-term debt consists of the following:

	December 31, 2003	September 30, 2004
Term loans	$195,000	$234,413
Revolving credit facilities	10,000	—
12% senior subordinated notes due 2008, net of discount of $4,486 and $3,877	155,514	156,123
7% senior subordinated notes due 2014	125,000	125,000
16% senior discount notes due 2009, net of discount of $8,126	28,862	—
11.375% senior discount notes due 2013, net of discount of $48,745 and $41,813	81,255	88,187
SFAS No. 133 hedge accounting adjustment	3,307	2,717
Capital lease	—	32

	598,938	606,472
Less: current portion	(1,950)	(2,355)

	$596,988	$604,117

The Nexstar Senior Secured Credit Facilities

On December 30, 2003, in conjunction with the Quorum merger with Nexstar and private placement of senior subordinated notes by Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, Nexstar Broadcasting amended its senior secured credit facilities (the “Nexstar Facilities”). The Nexstar Facilities consisted of a $55.0 million term loan and a $50.0 million revolver. The terms of the Nexstar Facilities, including covenants, interest rate and maturity, were substantially similar to the terms of Nexstar Broadcasting’s amended senior credit facilities as described below.

On August 13, 2004, Nexstar Broadcasting amended its senior secured credit facilities (the “Amended Nexstar Facilities”). The Amended Nexstar Facilities, among other things, permitted Nexstar Broadcasting to incur a term loan in the amount of $83.0 million, the proceeds of which were used to repay its term loan in the amount of $54.7 million plus accrued interest and its revolver loans in the amount of $28.0 million plus accrued interest. In addition, the applicable margin component of the interest rate on the term loan was decreased by 50 basis points, which represents one-half of one percentage point. The Amended Nexstar Facilities consist of an $83.0 million term loan and a $50.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2004,

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

6. Debt—(Continued)

Nexstar Broadcasting had outstanding $82.8 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the Amended Nexstar Facilities are based, at the option of Nexstar Broadcasting, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (3.73% at September 30, 2004).

The Mission Senior Secured Credit Facilities

On December 30, 2003, Mission amended its senior secured credit facilities (the “Mission Facilities”). The Mission Facilities consisted of a $140.0 million term loan and a $30.0 million revolver. The terms of the Mission Facilities, including covenants, interest rate and maturity, were substantially similar to the terms of Mission’s amended senior credit facilities as described below.

On August 13, 2004, Mission amended its senior secured credit facilities (the “Amended Mission Facilities”). The Amended Mission Facilities, among other things, permitted Mission to incur a term loan in the amount of $152.0 million, the proceeds of which were used to repay its term loan in the amount of $139.3 million plus accrued interest and its revolver loans in the amount of $12.0 million plus accrued interest. In addition, the applicable margin component of the interest rate on the term loan was decreased by 50 basis points, which represents one-half of one percentage point. The Amended Mission Facilities consist of a $152.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2004, Mission had outstanding $151.6 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the Amended Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (3.73% at September 30, 2004).

Cross Guarantees of Debt

Nexstar and its subsidiaries guarantee full payment of any obligations under Mission’s senior secured credit facilities in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar Broadcasting’s senior secured credit facilities and the senior subordinated notes issued by Nexstar Broadcasting.

Other Guarantees of Debt

On September 29, 2004, Nexstar executed full and unconditional guarantees with respect to the 7% senior subordinated notes due 2014 (the “7% notes”) and the 12% senior subordinated notes due 2008 (the “12% notes”), each issued by Nexstar Broadcasting, an indirect subsidiary of Nexstar, and the 11.375% senior discount notes due 2013 (the “11.375% notes”) issued by Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar.

Senior Discount Notes

On January 5, 2004, Nexstar Finance Holdings redeemed the approximately $37.0 million principal amount at maturity of senior discount notes (the “16% notes”) for a total cash payment of $34.8 million, consisting of $28.9 million of principal and $5.9 million in call premium and accelerated amortization related to the 16% notes. Nexstar Finance Holdings had issued the 16% notes on May 17, 2001 at a price of 54.0373%. The 16% notes were due to mature on May 15, 2009.

Registration

On May 13, 2004, the $125.0 million 7% senior subordinated notes issued by Nexstar Broadcasting on December 30, 2003 were registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants are formally calculated on a quarterly basis.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

6. Debt—(Continued)

Debt Financing Costs

The refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission in February 2003 resulted in the write off of $5.8 million during the first quarter of 2003 of certain debt financing costs previously capitalized. The redemption of the 16% notes in January 2004 resulted in the write off of $0.9 million during the first quarter of 2004 of certain debt financing costs previously capitalized and $5.9 million in call premium and accelerated amortization related to the 16% notes. The amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004 resulted in the write off of $1.9 million during the third quarter of 2004 of certain debt financing costs previously capitalized. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

At September 30, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreement, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of Nexstar’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of a gain of $0.9 million and $0.8 million, respectively, in other income and expense for the three months ended September 30, 2003 and 2004, and a gain of $1.4 million and $2.6 million, respectively, for the nine months ended September 30, 2003 and 2004. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash Nexstar would pay to settle the agreement was approximately $3.3 million and $0.7 million at December 31, 2003 and September 30, 2004, respectively. This interest rate swap agreement expires on December 31, 2004.

On June 13, 2003, Quorum terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the nine months ended September 30, 2003, other income and expense includes a gain of $1.3 million from marking-to-market this derivative instrument.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. This agreement was terminated on April 5, 2004 with no gain or loss recognized.

7. Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from net operating loss carryforwards (“NOLs”). The Company provides a full valuation allowance for net deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized. The provision for deferred income tax expense recorded for the three months and nine months ended September 30, 2004 included expense of approximately $0.8 million and approximately $2.5 million, respectively, due to an increase in the deferred tax liabilities. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

8. Commitments and Contingencies

Digital Conversion

DTV Channel Election

On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. This channel election process will encompass three selection rounds. Nexstar’s stations and the stations to which it provides services will have the opportunity to choose permanent DTV channels in December 2004 in the first election round. However, stations with only one channel in the 2-51 range (Nexstar’s KQTV, WCFN, WFFT, WHAG, WJET and Mission’s WFXP and KOLR) may defer a permanent channel selection until the second round, which the FCC tentatively has scheduled for the summer of 2005.

DTV Facilities Construction

Except for WFXV, WQRF and KNWA (formerly KFAA), which Nexstar is expected to acquire from J.D.G. Television, Inc. in the first quarter of 2005 subject to FCC consent, all of the television stations Nexstar owns and operates or provides services to are broadcasting at least a low power digital television signal. WFXV and WQRF have not yet received DTV construction permits and, therefore, are not required to broadcast a digital signal. KNWA had until March 4, 2004 to construct DTV facilities. KNWA requested

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

8. Commitments and Contingencies—(Continued)

an extension of time on February 20, 2004 to construct digital facilities and has at least six months from the date the FCC acts on its request for extension to construct its digital facilities. If the FCC denies KNWA’s request for extension, the licensee will have six months to complete construction of its DTV facilities and will be required to report to the FCC on construction during this period. If the station is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $3.1 million and $0.2 million, respectively, for the nine months ended September 30, 2003 and 2004.

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these new rules, ABC, CBS, Fox and NBC affiliates in the top-100 markets are required to construct their authorized full-power DTV facilities by July 1, 2005; provided that if the permanent DTV channel elected is different from the DTV channel on which the station currently is operating, then the station need only construct DTV facilities that serve 100 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. All other stations are required to construct their authorized full-power DTV facilities by July 1, 2006; provided that the remaining stations whose final elected DTV channel will be different from the DTV channel on which the station currently is operating need only construct DTV facilities that serve 80 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. The Company estimates that it will require an average capital expenditure of approximately $1.0 million per station to modify its and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, line, antenna and installation. Additional costs may be required in some instances for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the above deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues).

Other New DTV Requirements

The FCC also adopted a DTV closed captioning standard, DTV station identification requirements and Program System and Information Protocol (“PSIP”) requirements. All DTV stations must comply with the new PSIP requirement, which will require the installation of new equipment, by February 1, 2005. Nexstar anticipates that installing the equipment necessary to meet the new PSIP requirements will cost approximately $1.3 million in total for its stations and the stations to which it provides services. Nexstar anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

Guarantor Arrangements

When, as part of an acquisition, the Company acquires all of the assets and liabilities or all of the stock of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition.

In connection with most of its acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less. The Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the television station under such agreements. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc., a 100% owned subsidiary of Nexstar Broadcasting Group, Inc., issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar Broadcasting Group, Inc. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings, Inc. pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2003 and September 30, 2004 with respect to the financial position and for the three months and nine months ended September 30, 2003 and 2004 for results of operations and for the nine months ended September 30, 2003 and 2004 for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

The Nexstar column presents the parent company’s financial information. Nexstar is also the guarantor. The Nexstar Finance Holdings column presents the issuer’s financial information. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Broadcasting, Inc., a 100% owned subsidiary of Nexstar Finance Holdings, Inc.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

September 30, 2004

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$14,617	$—	$14,617
Accounts receivable, net	—	—	46,672	—	46,672
Current portion of broadcast rights	—	—	20,167	—	20,167
Prepaid expenses and other current assets	112	12	3,101	—	3,225

Total current assets	112	12	84,557	—	84,681

Investments in and amounts due from subsidiaries eliminated upon consolidation	(72,123)	17,169	5,813	49,141	—
Property and equipment, net	—	—	95,121	—	95,121
Broadcast rights	—	—	7,496	—	7,496
Other noncurrent assets	3	—	12,131	(3)	12,131
Goodwill, net	—	—	141,903	—	141,903
Intangible assets, net	—	2,728	377,899	—	380,627

Total assets	$(72,008)	$19,909	$724,920	$49,138	$721,959

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,355	$—	$2,355
Current portion of broadcast rights payable	—	—	20,345	—	20,345
Accounts payable	—	—	6,577	—	6,577
Accrued expenses	—	—	11,902	—	11,902
Interest payable	—	—	11,472	—	11,472
Deferred revenue	—	—	3,065	—	3,065

Total current liabilities	—	—	55,716	—	55,716

Debt	—	88,187	515,930	—	604,117
Broadcast rights payable	—	—	8,845	—	8,845
Deferred tax liabilities	58	1	29,694	—	29,753
Deferred revenue	—	—	4,150	—	4,150
Deferred gain on sale of assets	—	—	7,046	—	7,046
Other liabilities	—	2	2,892	(3)	2,891

Total liabilities	58	88,190	624,273	(3)	712,518

Commitments and contingencies
Minority interest in consolidated entity	—	—	27,477	—	27,477

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Additional paid-in capital	259,135	231,945	418,521	(517,208)	392,393
Accumulated deficit	(331,485)	(300,226)	(345,351)	566,349	(410,713)

Total stockholders’ equity (deficit)	(72,066)	(68,281)	73,170	49,141	(18,036)

Total liabilities and stockholders’ equity (deficit)	$(72,008)	$19,909	$724,920	$49,138	$721,959

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2003

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$227	$—	$10,621	$—	$10,848
Accounts receivable, net	—	—	44,852	—	44,852
Current portion of broadcast rights	—	—	19,026	—	19,026
Prepaid expenses and other current assets	165	11	1,917	(119)	1,974
Deferred tax assets	16	—	43	—	59

Total current assets	408	11	76,459	(119)	76,759

Investments in and amounts due from subsidiaries eliminated upon consolidation	(56,147)	54,160	6,014	(4,027)	—
Property and equipment, net	—	—	91,818	—	91,818
Restricted cash	—	—	800	—	800
Broadcast rights	—	—	7,446	—	7,446
Other noncurrent assets	3	—	12,160	(3)	12,160
Goodwill, net	—	—	135,899	—	135,899
Intangible assets, net	—	3,853	398,352	9	402,214

Total assets	$(55,736)	$58,024	$728,948	$(4,140)	$727,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$1,950	$—	$1,950
Current portion of broadcast rights payable	—	—	18,509	—	18,509
Accounts payable	—	—	9,942	(5)	9,937
Accrued expenses	—	—	18,627	—	18,627
Taxes payable	—	—	308	(116)	192
Interest payable	—	—	4,840	—	4,840
Deferred revenue	—	—	1,078	—	1,078
Deferred tax liabilities	—	—	1,047	—	1,047

Total current liabilities	—	—	56,301	(121)	56,180

Debt	—	110,117	486,871	—	596,988
Broadcast rights payable	—	—	9,002	—	9,002
Deferred tax liabilities	58	—	26,171	1	26,230
Deferred revenue	—	—	3,743	—	3,743
Deferred gain on sale of assets	—	—	7,372	—	7,372
Other liabilities	—	3	4,889	(2)	4,890

Total liabilities	58	110,120	594,349	(122)	704,405

Commitments and contingencies
Minority interest in consolidated entity	—	—	19,486	—	19,486

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Additional paid-in capital	259,134	231,893	453,266	(551,900)	392,393
Accumulated deficit	(315,212)	(283,989)	(338,153)	547,882	(389,472)

Total stockholders’ equity (deficit)	(55,794)	(52,096)	115,113	(4,018)	3,205

Total liabilities and stockholders’ equity (deficit)	$(55,736)	$58,024	$728,948	$(4,140)	$727,096

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$—	$63,948	$—	$63,948
Less: commissions	—	—	(8,571)	—	(8,571)

Net broadcast revenue (excluding trade and barter)	—	—	55,377	—	55,377
Trade and barter revenue	—	—	4,507	—	4,507

Total net revenue	—	—	59,884	—	59,884

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,685	—	16,685
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,898	—	17,898
Amortization of broadcast rights	—	—	6,126	—	6,126
Amortization of intangible assets	—	—	6,308	—	6,308
Depreciation	—	—	4,107	—	4,107

Total operating expenses	—	—	51,124	—	51,124

Income from operations	—	—	8,760	—	8,760
Interest expense, including amortization of debt financing costs	—	(2,418)	(10,714)	—	(13,132)
Loss on extinguishment of debt	—	—	(1,880)	—	(1,880)
Interest income	—	—	29	—	29
Equity in net loss of subsidiaries	(3,542)	(1,124)	—	4,666	—
Other income, net	—	—	862	—	862

Loss before income taxes	(3,542)	(3,542)	(2,943)	4,666	(5,361)
Income tax expense	—	—	(924)	—	(924)

Loss before minority interest in consolidated entity	(3,542)	(3,542)	(3,867)	4,666	(6,285)
Minority interest in consolidated entity	—	—	583	—	583

Net loss attributable to common shareholders	$(3,542)	$(3,542)	$(3,284)	$4,666	$(5,702)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$—	$55,388	$—	$55,388
Less: commissions	—	—	(7,211)	—	(7,211)

Net broadcast revenue (excluding trade and barter)	—	—	48,177	—	48,177
Trade and barter revenue	—	—	4,692	—	4,692

Total net revenue	—	—	52,869	—	52,869

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	15,647	—	15,647
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	(4)	18,044	—	18,040
Amortization of broadcast rights	—	—	6,130	—	6,130
Amortization of intangible assets	—	—	6,529	—	6,529
Depreciation	—	—	5,173	—	5,173

Total operating expenses	—	(4)	51,523	—	51,519

Income from operations	—	4	1,346	—	1,350
Interest expense, including amortization of debt financing costs	(1,931)	(3,351)	(8,805)	—	(14,087)
Interest income	—	—	147	—	147
Equity in net loss of subsidiaries	(10,232)	(6,884)	—	17,116	—
Other income, net	—	—	974	—	974

Loss before income taxes	(12,163)	(10,231)	(6,338)	17,116	(11,616)
Income tax expense	(1)	(1)	(812)	—	(814)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(12,164)	(10,232)	(7,150)	17,116	(12,430)
Cumulative effect of change in accounting principle, net of tax	(6,321)	—	(2,577)	—	(8,898)
Minority interest in consolidated entity	—	—	158	—	158

Net loss attributable to common shareholders	$(18,485)	$(10,232)	$(9,569)	$17,116	$(21,170)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$—	$185,634	$—	$185,634
Less: commissions	—	—	(24,821)	—	(24,821)

Net broadcast revenue (excluding trade and barter)	—	—	160,813	—	160,813
Trade and barter revenue	—	—	14,464	—	14,464

Total net revenue	—	—	175,277	—	175,277

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	48,094	—	48,094
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4	—	51,538	—	51,542
Merger related expenses	—	—	456	—	456
Amortization of broadcast rights	—	—	18,438	—	18,438
Amortization of intangible assets	—	—	20,197	—	20,197
Depreciation	—	—	13,438	—	13,438

Total operating expenses	4	—	152,161	—	152,165

Income (loss) from operations	(4)	—	23,116	—	23,112
Interest expense, including amortization of debt financing costs	—	(7,176)	(31,829)	—	(39,005)
Loss on extinguishment of debt	—	(6,824)	(1,880)	—	(8,704)
Interest income	—	—	62	—	62
Equity in net loss of subsidiaries	(16,238)	(2,238)	—	18,476	—
Other income, net	—	—	4,568	—	4,568

Loss before income taxes	(16,242)	(16,238)	(5,963)	18,476	(19,967)
Income tax expense	(32)	—	(2,805)	—	(2,837)

Loss before minority interest in consolidated entity	(16,274)	(16,238)	(8,768)	18,476	(22,804)
Minority interest in consolidated entity	—	—	1,563	—	1,563

Net loss attributable to common shareholders	$(16,274)	$(16,238)	$(7,205)	$18,476	$(21,241)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2003

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$—	$162,181	$—	$162,181
Less: commissions	—	—	(21,071)	—	(21,071)

Net broadcast revenue (excluding trade and barter)	—	—	141,110	—	141,110
Trade and barter revenue	—	—	14,198	—	14,198

Total net revenue	—	—	155,308	—	155,308

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	44,374	—	44,374
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	4	50,559	—	50,563
Amortization of broadcast rights	—	—	18,126	—	18,126
Amortization of intangible assets	—	—	17,708	—	17,708
Depreciation	—	—	15,352	—	15,352

Total operating expenses	—	4	146,119	—	146,123

Income (loss) from operations	—	(4)	9,189	—	9,185
Interest expense, including amortization of debt financing costs	(1,931)	(7,765)	(33,353)	—	(43,049)
Loss on extinguishment of debt	—	—	(5,814)	—	(5,814)
Interest income	—	—	471	—	471
Equity in net loss of subsidiaries	(30,880)	(23,104)	—	53,984	—
Other income, net	—	—	2,847	—	2,847

Loss before income taxes	(32,811)	(30,873)	(26,660)	53,984	(36,360)
Income tax expense	(6)	(7)	(2,411)	—	(2,424)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(32,817)	(30,880)	(29,071)	53,984	(38,784)
Cumulative effect of change in accounting principle, net of tax	(6,321)	—	(2,577)	—	(8,898)
Minority interest in consolidated entity	—	—	263	—	263

Net loss	(39,138)	(30,880)	(31,385)	53,984	(47,419)
Accretion of preferred interests	(7,939)	—	(7,380)	—	(15,319)

Net loss attributable to common shareholders	$(47,077)	$(30,880)	$(38,765)	$53,984	$(62,738)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(227)	$(5,982)	$25,174	$104	$19,069

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(7,370)	—	(7,370)
Proceeds from sale of assets	—	—	229	—	229
Acquisition of broadcast properties and related transaction costs	—	—	(6,780)	—	(6,780)
Down payment on acquisition of stations	—	—	(1,750)	—	(1,750)
Decrease in restricted cash	—	—	800	—	800

Net cash used for investing activities	—	—	(14,871)	—	(14,871)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	235,000	—	235,000
Repayment of long-term debt	—	—	(247,587)	—	(247,587)
Proceeds from revolver draws	—	—	42,000	—	42,000
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	(5)	(975)	—	(980)
Capital contributions/distributions	—	34,849	(34,745)	(104)	—

Net cash provided by (used for) financing activities	—	5,982	(6,307)	(104)	(429)

Net increase (decrease) in cash and cash equivalents	(227)	—	3,996	—	3,769

Cash and cash equivalents beginning of period	227	—	10,621	—	10,848

Cash and cash equivalents at end of period	$—	$—	$14,617	$—	$14,617

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$1,454	$726	$21,913	$(3,044)	$21,049

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(8,525)	—	(8,525)
Proceeds from sale of assets	—	—	3	—	3
Acquisition of broadcast properties and related transaction costs	—	—	(101,305)	—	(101,305)
Down payment on acquisition of stations	—	—	(1,500)	—	(1,500)

Net cash used for investing activities	—	—	(111,327)	—	(111,327)

Cash flows from financing activities:
Proceeds from debt issuance	—	74,675	185,000	—	259,675
Repayment of long-term debt	—	—	(173,457)	—	(173,457)
Proceeds from revolver draws	—	—	37,150	—	37,150
Payments for debt financing costs	—	(2,508)	(5,245)	—	(7,753)
Capital contributions/distributions	(1,522)	(72,893)	69,849	3,044	(1,522)

Net cash provided by (used for) financing activities	(1,522)	(726)	113,297	3,044	114,093

Net increase (decrease) in cash and cash equivalents	(68)	—	23,883	—	23,815

Cash and cash equivalents beginning of period	68	—	29,133	—	29,201

Cash and cash equivalents at end of period	$—	$—	$53,016	$—	$53,016

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting, Inc., a 100% owned subsidiary of Nexstar Finance Holdings, Inc., issued 12% senior subordinated notes (“12% Notes”) due in April 2008. Also, on December 30, 2003, Nexstar Broadcasting, Inc. issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 12% Notes and 7% Notes are fully and unconditionally guaranteed by Nexstar Broadcasting Group, Inc. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting, Inc. pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2003 and September 30, 2004 with respect to the financial position and for the three months and nine months ended September 30, 2003 and 2004 for results of operations and for the nine months ended September 30, 2003 and 2004 for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

The Nexstar column presents the parent company’s financial information. Nexstar is also the guarantor. The Nexstar Broadcasting column presents the issuer’s financial information. The Mission column presents the financial information of Mission Broadcasting, Inc., an entity in which Nexstar Broadcasting, Inc. is deemed to have a controlling financial interest and is required to be consolidated as a variable interest entity under FIN No. 46R. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Finance Holdings, Inc., the parent of Nexstar Broadcasting, Inc.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

September 30, 2004

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,983	$1,634	$—	$—	$14,617
Accounts receivable, net	—	44,273	2,399	—	—	46,672
Due from consolidated entities	—	25,382	—	—	(25,382)	—
Current portion of broadcast rights	—	16,583	3,584	—	—	20,167
Prepaid expenses and other current assets	112	2,884	227	12	(10)	3,225

Total current assets	112	102,105	7,844	12	(25,392)	84,681

Investments in and amounts due from subsidiaries eliminated upon consolidation	(72,123)	5,813	—	17,169	49,141	—
Property and equipment, net	—	79,116	16,005	—	—	95,121
Broadcast rights	—	5,719	1,777	—	—	7,496
Other noncurrent assets	3	12,109	22	—	(3)	12,131
Goodwill, net	—	128,896	13,007	—	—	141,903
Intangible assets, net	—	303,786	74,113	2,728	—	380,627

Total assets	$(72,008)	$637,544	$112,768	$19,909	$23,746	$721,959

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$835	$1,520	$—	$—	$2,355
Current portion of broadcast rights payable	—	16,404	3,941	—	—	20,345
Accounts payable	—	6,461	116	—	—	6,577
Accrued expenses	—	11,044	858	—	—	11,902
Taxes payable	—	—	10	—	(10)	—
Interest payable	—	11,456	16	—	—	11,472
Deferred revenue	—	2,934	131	—	—	3,065
Due to consolidated entities	—	—	25,382	—	(25,382)	—

Total current liabilities	—	49,134	31,974	—	(25,392)	55,716

Debt	—	365,830	150,100	88,187	—	604,117
Broadcast rights payable	—	6,720	2,125	—	—	8,845
Deferred tax liabilities	58	25,343	4,351	1	—	29,753
Deferred revenue	—	4,150	—	—	—	4,150
Deferred gain on sale of assets	—	4,198	2,848	—	—	7,046
Other liabilities	—	2,286	606	2	(3)	2,891

Total liabilities	58	457,661	192,004	88,190	(25,395)	712,518

Commitments and contingencies
Minority interest in consolidated entity	—	27,477	—	—	—	27,477

Stockholders’ equity (deficit):
Common stock	284	(1)	1	—	—	284
Subscriptions receivable	—	1	(1)	—	—	—
Additional paid-in capital	259,135	418,521	—	231,945	(517,208)	392,393
Accumulated deficit	(331,485)	(266,115)	(79,236)	(300,226)	566,349	(410,713)

Total stockholders’ equity (deficit)	(72,066)	152,406	(79,236)	(68,281)	49,141	(18,036)

Total liabilities and stockholders’ equity (deficit)	$(72,008)	$637,544	$112,768	$19,909	$23,746	$721,959

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2003

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$227	$8,764	$1,857	$—	$—	$10,848
Accounts receivable, net	—	41,221	3,631	—	—	44,852
Due from consolidated entities	—	31,974	—	—	(31,974)	—
Current portion of broadcast rights	—	16,109	2,917	—	—	19,026
Prepaid expenses and other current assets	165	1,856	61	11	(119)	1,974
Deferred tax assets	16	43	—	—	—	59

Total current assets	408	99,967	8,466	11	(32,093)	76,759
Investments in and amounts due from subsidiaries eliminated upon consolidation	(56,147)	6,014	—	54,160	(4,027)	—
Property and equipment, net	—	77,735	14,158	—	(75)	91,818
Restricted cash	—	—	800	—	—	800
Broadcast rights	—	4,672	2,774	—	—	7,446
Other noncurrent assets	3	10,457	1,703	—	(3)	12,160
Goodwill, net	—	124,316	11,583	—	—	135,899
Intangible assets, net	—	319,792	78,560	3,853	9	402,214

Total assets	$(55,736)	$642,953	$118,044	$58,024	$(36,189)	$727,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$550	$1,400	$—	$—	$1,950
Current portion of broadcast rights payable	—	15,518	2,991	—	—	18,509
Accounts payable	—	9,584	358	—	(5)	9,937
Accrued expenses	—	17,705	922	—	—	18,627
Taxes payable	—	292	16	—	(116)	192
Interest payable	—	4,820	20	—	—	4,840
Deferred revenue	—	1,054	24	—	—	1,078
Deferred tax liabilities	—	1,047	—	—	—	1,047
Due to consolidated entities	—	—	31,974	—	(31,974)	—

Total current liabilities	—	50,570	37,705	—	(32,095)	56,180

Debt	—	345,271	141,600	110,117	—	596,988
Broadcast rights payable	—	5,787	3,215	—	—	9,002
Deferred tax liabilities	58	22,604	3,567	—	1	26,230
Deferred revenue	—	3,743	—	—	—	3,743
Deferred gain on sale of assets	—	4,333	3,039	—	—	7,372
Other liabilities	—	4,514	375	3	(2)	4,890

Total liabilities	58	436,822	189,501	110,120	(32,096)	704,405

Commitments and contingencies
Minority interest in consolidated entity	—	16,674	2,812	—	—	19,486

Stockholders’ equity (deficit):
Common stock	284	(1)	1	—	—	284
Subscriptions receivable	—	1	(1)	—	—	—
Additional paid-in capital	259,134	453,266	—	231,893	(551,900)	392,393
Accumulated deficit	(315,212)	(263,809)	(74,269)	(283,989)	547,807	(389,472)

Total stockholders’ equity (deficit)	(55,794)	189,457	(74,269)	(52,096)	(4,093)	3,205

Total liabilities and stockholders’ equity (deficit)	$(55,736)	$642,953	$118,044	$58,024	$(36,189)	$727,096

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$59,776	$4,172	$—	$—	$63,948
Less: commissions	—	(8,020)	(551)	—	—	(8,571)

Net broadcast revenue (excluding trade and barter)	—	51,756	3,621	—	—	55,377
Trade and barter revenue	—	3,917	590	—	—	4,507
Revenue between consolidated entities	—	3,302	5,059	—	(8,361)	—

Total net revenue	—	58,975	9,270	—	(8,361)	59,884

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,662	1,023	—	—	16,685
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	16,700	1,198	—	—	17,898
Selling, general, and administrative expenses between consolidated entities	—	5,059	3,302	—	(8,361)	—
Amortization of broadcast rights	—	4,898	1,228	—	—	6,126
Amortization of intangible assets	—	4,954	1,354	—	—	6,308
Depreciation	—	3,575	532	—	—	4,107

Total operating expenses	—	50,848	8,637	—	(8,361)	51,124

Income from operations	—	8,127	633	—	—	8,760
Interest expense, including amortization of debt financing costs	—	(9,226)	(1,488)	(2,418)	—	(13,132)
Loss on extinguishment of debt	—	(786)	(1,094)	—	—	(1,880)
Interest income	—	26	3	—	—	29
Equity in net loss of subsidiaries	(3,542)	—	—	(1,124)	4,666	—
Other income, net	—	808	54	—	—	862

Loss before income taxes	(3,542)	(1,051)	(1,892)	(3,542)	4,666	(5,361)
Income tax expense	—	(656)	(268)	—	—	(924)

Loss before minority interest in consolidated entity	(3,542)	(1,707)	(2,160)	(3,542)	4,666	(6,285)
Minority interest in consolidated entity	—	583	—	—	—	583

Net loss attributable to common shareholders	$(3,542)	$(1,124)	$(2,160)	$(3,542)	$4,666	$(5,702)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$50,667	$4,721	$—	$—	$55,388
Less: commissions	—	(6,518)	(693)	—	—	(7,211)

Net broadcast revenue (excluding trade and barter)	—	44,149	4,028	—	—	48,177
Trade and barter revenue	—	4,076	616	—	—	4,692
Revenue between consolidated entities	—	1,682	2,605	—	(4,287)	—

Total net revenue	—	49,907	7,249	—	(4,287)	52,869

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	14,571	1,076	—	—	15,647
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	16,507	1,537	(4)	—	18,040
Selling, general, and administrative expenses between consolidated entities	—	2,605	1,682	—	(4,287)	—
Amortization of broadcast rights	—	5,077	1,053	—	—	6,130
Amortization of intangible assets	—	5,048	1,481	—	—	6,529
Depreciation	—	4,132	1,041	—	—	5,173

Total operating expenses	—	47,940	7,870	(4)	(4,287)	51,519

Income (loss) from operations	—	1,967	(621)	4	—	1,350
Interest expense, including amortization of debt financing costs	(1,931)	(6,821)	(1,984)	(3,351)	—	(14,087)
Interest income	—	146	1	—	—	147
Equity in net loss of subsidiaries	(10,232)	—	—	(6,884)	17,116	—
Other income, net	—	952	22	—	—	974

Loss before income taxes	(12,163)	(3,756)	(2,582)	(10,231)	17,116	(11,616)
Income tax expense	(1)	(551)	(261)	(1)	—	(814)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(12,164)	(4,307)	(2,843)	(10,232)	17,116	(12,430)
Cumulative effect of change in accounting principle, net of tax	(6,321)	(2,577)	—	—	—	(8,898)
Minority interest in consolidated entity	—	—	158	—	—	158

Net loss attributable to common shareholders	$(18,485)	$(6,884)	$(2,685)	$(10,232)	$17,116	$(21,170)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$171,451	$14,183	$—	$—	$185,634
Less: commissions	—	(22,909)	(1,912)	—	—	(24,821)

Net broadcast revenue (excluding trade and barter)	—	148,542	12,271	—	—	160,813
Trade and barter revenue	—	12,744	1,720	—	—	14,464
Revenue between consolidated entities	—	9,877	12,650	—	(22,527)	—

Total net revenue	—	171,163	26,641	—	(22,527)	175,277

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	44,991	3,103	—	—	48,094
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4	47,974	3,564	—	—	51,542
Selling, general, and administrative expenses between consolidated entities	—	12,650	9,877	—	(22,527)	—
Merger related expenses	—	456	—	—	—	456
Amortization of broadcast rights	—	15,057	3,381	—	—	18,438
Amortization of intangible assets	—	16,251	3,946	—	—	20,197
Depreciation	—	11,541	1,897	—	—	13,438

Total operating expenses	4	148,920	25,768	—	(22,527)	152,165

Income (loss) from operations	(4)	22,243	873	—	—	23,112
Interest expense, including amortization of debt financing costs	—	(27,587)	(4,242)	(7,176)	—	(39,005)
Loss on extinguishment of debt	—	(786)	(1,094)	(6,824)	—	(8,704)
Interest income	—	51	11	—	—	62
Equity in net loss of subsidiaries	(16,238)	—	—	(2,238)	18,476	—
Other income, net	—	4,436	132	—	—	4,568

Loss before income taxes	(16,242)	(1,643)	(4,320)	(16,238)	18,476	(19,967)
Income tax expense	(32)	(2,000)	(805)	—	—	(2,837)

Loss before minority interest in consolidated entity	(16,274)	(3,643)	(5,125)	(16,238)	18,476	(22,804)
Minority interest in consolidated entity	—	1,405	158	—	—	1,563

Net loss attributable to common shareholders	$(16,274)	$(2,238)	$(4,967)	$(16,238)	$18,476	$(21,241)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2003

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$148,675	$13,506	$—	$—	$162,181
Less: commissions	—	(19,100)	(1,971)	—	—	(21,071)

Net broadcast revenue (excluding trade and barter)	—	129,575	11,535	—	—	141,110
Trade and barter revenue	—	12,320	1,878	—	—	14,198
Revenue between consolidated entities	—	4,227	7,579	—	(11,806)	—

Total net revenue	—	146,122	20,992	—	(11,806)	155,308

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	40,866	3,508	—	—	44,374
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	45,985	4,574	4	—	50,563
Selling, general, and administrative expenses between consolidated entities	—	7,579	4,227	—	(11,806)	—
Amortization of broadcast rights	—	15,112	3,014	—	—	18,126
Amortization of intangible assets	—	13,218	4,490	—	—	17,708
Depreciation	—	12,663	2,689	—	—	15,352

Total operating expenses	—	135,423	22,502	4	(11,806)	146,123

Income (loss) from operations	—	10,699	(1,510)	(4)	—	9,185
Interest expense, including amortization of debt financing costs	(1,931)	(27,362)	(5,991)	(7,765)	—	(43,049)
Loss on extinguishment of debt	—	(4,783)	(1,031)	—	—	(5,814)
Interest income	—	467	4	—	—	471
Equity in net loss of subsidiaries	(30,880)	—	—	(23,104)	53,984	—
Other income, net	—	1,877	1,045	—	(75)	2,847

Loss before income taxes	(32,811)	(19,102)	(7,483)	(30,873)	53,909	(36,360)
Income tax expense	(6)	(1,425)	(986)	(7)	—	(2,424)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(32,817)	(20,527)	(8,469)	(30,880)	53,909	(38,784)
Cumulative effect of change in accounting principle, net of tax	(6,321)	(2,577)	—	—	—	(8,898)
Minority interest in consolidated entity	—	—	263	—	—	263

Net loss	(39,138)	(23,104)	(8,206)	(30,880)	53,909	(47,419)
Accretion of preferred interests	(7,939)	(7,380)	—	—	—	(15,319)

Net loss attributable to common shareholders	$(47,077)	$(30,484)	$(8,206)	$(30,880)	$53,909	$(62,738)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by(used for) operating activities	$(227)	$27,532	$(2,358)	$(5,982)	$104	$19,069

Cash flows from investing activities:
Additions to property and equipment, net	—	(7,192)	(178)	—	—	(7,370)
Proceeds from sale of assets	—	228	1	—	—	229
Acquisition of broadcast properties and related transaction costs	—	—	(6,780)	—	—	(6,780)
Down payment on acquisition of stations	—	(1,750)	—	—	—	(1,750)
Decrease in restricted cash	—	—	800	—	—	800

Net cash used for investing activities	—	(8,714)	(6,157)	—	—	(14,871)

Cash flows from financing activities:
Proceeds from debt issuance	—	83,000	152,000	—	—	235,000
Repayment of long-term debt	—	(95,207)	(152,380)	—	—	(247,587)
Proceeds from revolver draws	—	33,000	9,000	—	—	42,000
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(647)	(328)	(5)	—	(980)
Capital contributions/distributions	—	(34,745)	—	34,849	(104)	—

Net cash provided by (used for) financing activities	—	(14,599)	8,292	5,982	(104)	(429)

Net increase (decrease) in cash and cash equivalents	(227)	4,219	(223)	—	—	3,769

Cash and cash equivalents beginning of period	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of period	$—	$12,983	$1,634	$—	$—	$14,617

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

10. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$1,454	$12,930	$8,983	$726	$(3,044)	$21,049

Cash flows from investing activities:
Additions to property and equipment, net	—	(7,602)	(923)	—	—	(8,525)
Proceeds from sale of assets	—	(72)	75	—	—	3
Acquisition of broadcast properties and related transaction costs	—	(92,262)	(9,043)	—	—	(101,305)
Down payment on acquisition of stations	—	—	(1,500)	—	—	(1,500)

Net cash used for investing activities	—	(99,936)	(11,391)	—	—	(111,327)

Cash flows from financing activities:
Proceeds from debt issuance	—	130,000	55,000	74,675	—	259,675
Repayment of long-term debt	—	(110,748)	(62,709)	—	—	(173,457)
Proceeds from revolver draws	—	25,000	12,150	—	—	37,150
Payments for debt financing costs	—	(3,762)	(1,483)	(2,508)	—	(7,753)
Capital contributions/distributions	(1,522)	69,849	—	(72,893)	3,044	(1,522)

Net cash provided by (used for) financing activities	(1,522)	110,339	2,958	(726)	3,044	114,093

Net increase (decrease) in cash and cash equivalents	(68)	23,333	550	—	—	23,815

Cash and cash equivalents beginning of period	68	28,607	526	—	—	29,201

Cash and cash equivalents at end of period	$—	$51,940	$1,076	$—	$—	$53,016

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars and shares in thousands, except per share amounts)

11. Related Party Transactions

Quorum paid ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $0.1 million and $0.3 million, respectively, for the three months and nine months ended September 30, 2003, and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. Certain accrued management fees were settled by issuance of 80,230 shares of Nexstar’s Class B common stock and the management agreements were terminated upon completion of the Quorum acquisition on December 30, 2003.

VHR paid compensation to the former principal stockholder and officer of VHR of approximately $25 thousand and $75 thousand, respectively, for the three months and nine months ended September 30, 2003, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

Mission paid compensation to the principal stockholder of Mission, in the amount of $69 thousand and $99 thousand, respectively, for the three months ended September 30, 2003 and 2004, and $0.2 million for both the nine months ended September 30, 2003 and 2004, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

12. Subsequent Events

WTVO Pending Acquisition

On October 4, 2004, Mission entered into a purchase agreement to acquire all or substantially all of the assets of WTVO, the ABC affiliate serving Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between Mission and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. Pursuant to terms of the purchase agreement, Mission made a down payment of $15.0 million against the purchase price on November 1, 2004, which was funded with borrowings under its senior credit facilities. The pending acquisition is expected to close in mid-2005, subject to FCC consent. Mission entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month. Mission has evaluated its arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and has determined that it is the primary beneficiary of WTVO. Therefore, pursuant to FIN No. 46R, Mission began consolidating the financial position and results of operations of WTVO effective November 1, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of September 30, 2004, unaudited condensed consolidated statements of operations and other unaudited condensed financial statements for the three months and nine months ended September 30, 2003 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we or Mission Broadcasting, Inc. (“Mission”) owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended September 30, 2004 versus the three months ended September 30, 2003 and the nine months ended September 30, 2004 versus the nine months ended September 30, 2003, include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KDEB, WFFT, KAMR, WQRF, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar.

Introduction

We own and operate 27 television stations as of September 30, 2004. Through various local service agreements with Mission, we currently program or provide sales and other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates 14 television stations as of September 30, 2004. We do not own Mission or its television stations. In order for both us and Mission to continue to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission described below, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission.

The following table summarizes the various local service agreements we have implemented as of September 30, 2004 with Mission-owned stations:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR and WBAK

SSA Only (3)	WYOU and KODE

(1)	We have a TBA which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	We have both an SSA and a JSA with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs allow us the right to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission. The arrangements under these agreements have had the effect of us receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. We anticipate that we will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

(3)	We have an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. We have the right to implement JSAs with 10 days written notification to Mission. Nexstar provided such notice to Mission-owned stations WYOU and KODE on September 1, 2004. JSAs between WYOU and Nexstar-owned WBRE and KODE and Nexstar-owned KSNF were implemented effective October 1, 2004.

Our ability to receive cash from Mission is governed by these agreements.

In addition to the above local service agreements, Nexstar also guarantees Mission’s senior secured credit facilities. Similarly, Mission is a guarantor of the senior secured credit facilities entered into and the senior subordinated notes issued by Nexstar.

The sole shareholder of Mission has granted us a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

In addition to Nexstar’s agreements with Mission, pursuant to an outsourcing agreement that became effective December 1, 2001 with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), Nexstar provides engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties share the combined broadcast cash flow (as defined in the outsourcing agreement) generated by WYZZ and Nexstar-owned WMBD. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated the arrangement under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and has determined that it is not the primary beneficiary of WYZZ.

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

        Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.4% and 67.8% of Nexstar’s and Mission’s consolidated spot revenue for the nine months ended September 30, 2003 and 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission.

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

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that it is continuing to recover in 2004. Net broadcast revenue on a same station basis increased 8.4% from $118.8 million for the nine months ended September 30, 2003 to $128.8 million for the nine months ended September 30, 2004.

Also, political revenue is a factor when comparing our period to period results. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenue during a presidential election year are generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue. Political revenue was $13.7 million for the nine months ended September 30, 2004, a significant increase over the $2.8 million for the nine months ended September 30, 2003. We expect a significant portion of political revenue to be earned in the fourth quarter of 2004. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races.

Acquisitions and Local Service Agreements

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal year ended December 31, 2003 and for the nine months ended September 30, 2004 affect the year-to-year comparability of the operating results discussed below:

•	On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facilities. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand from Mission. Mission also entered into a JSA, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of 70% of the WBAK net revenue collected each month. Mission evaluated its arrangement with Bahakel Communications under FIN No. 46 and determined that it was the primary beneficiary of WBAK. Mission therefore consolidated the financial position and results of operations of WBAK under FIN No. 46 from May 9, 2003 to April 6, 2004.

•	On October 13, 2003, Nexstar entered into an agreement to acquire substantially all of the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. Operations under a TBA between us and J.D.G. Television, Inc. began on October 16, 2003. The pending acquisition is expected to close in the first quarter of 2005, subject to FCC consent. Effective August 13, 2004, KPOM changed its call letters to KFTA and KFAA changed its call letters to KNWA. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KFTA/KNWA. Nexstar has therefore consolidated the financial position and results of operations of KFTA/KNWA since October 16, 2003, and pursuant to FIN No. 46, J.D.G. Television, Inc.’s ownership is currently reflected as minority interest in these condensed consolidated financial statements.

•	On December 17, 2003, Mission entered into an agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account which was funded with borrowings under its senior credit facilities. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowing of $2.9 million under its senior credit facilities. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

•	On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation for $12.0 million. Operations under a TBA between Nexstar and Jewell Television Corporation began on June 1, 2004. Pursuant to the terms of the purchase agreement, we made a down payment of $1.7 million against the purchase price on May 21, 2004, which was funded from available cash. The pending acquisition is expected to close during the fourth quarter of 2004. Simultaneous with the TBA, Nexstar implemented a JSA whereby, KLST purchases all the advertising time on Mission-owned KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month. An SSA was also implemented whereby KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat monthly fee. Nexstar has evaluated its arrangement with Jewell Television Corporation under FIN No. 46R and has determined that it is the primary beneficiary of KLST. The Company has therefore consolidated the financial position and results of operations of KLST since June 1, 2004, and pursuant to FIN No. 46R, Jewell Television Corporation’s ownership is currently reflected as minority interest in these condensed consolidated financial statements.

Recent Developments

WTVO Pending Acquisition

On October 4, 2004, Mission entered into a purchase agreement to acquire all or substantially all of the assets of WTVO, the ABC affiliate serving Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between Mission and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. Pursuant to terms of the purchase agreement, Mission made a down payment of $15.0 million against the purchase price on November 1, 2004, which was funded with borrowings under its senior credit facilities. The pending acquisition is expected to close in mid-2005, subject to FCC consent. Mission entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month. Mission has evaluated its arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and has determined that it is the primary beneficiary of WTVO. Therefore, pursuant to FIN No. 46R, Mission began consolidating the financial position and results of operations of WTVO effective November 1, 2004.

Controls and Procedures

Our president and chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this report. Management informed our Audit Committee of the Board of Directors and represented to our independent registered accountants, that initial testing of our internal control over financial reporting to date has identified certain potential deficiencies. These potential deficiencies if uncorrected, individually or when aggregated, may amount to significant deficiencies or material weaknesses in internal control over financial reporting under definitions established by the SEC and PCAOB. Management has adopted a remediation plan to resolve these deficiencies.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal control over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal control over financial reporting at December 31, 2004 is effective. Any material weakness in internal control over financial reporting existing at that date will preclude management from making a positive assertion. While management believes that it will be able to implement the required changes to correct any deficiencies that amount to material weaknesses in internal control over financial reporting and sufficiently document and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of internal control over financial reporting, there can be no assurance that all the potential deficiencies we have identified and any other issues which may arise will be resolved in time to do so. If management does not effectively complete its assessment of the effectiveness of internal control over financial reporting, our independent registered public accountants may either disclaim their opinion relating to management’s assessment of the effectiveness of our internal control over financial reporting or may issue an adverse opinion on the effectiveness of our internal controls.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by Nexstar’s and Mission’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$34,103	61.6	$36,876	57.7	$99,834	61.6	$109,790	59.1
National	16,471	29.7	17,627	27.6	48,370	29.8	52,188	28.1
Political	1,045	1.9	6,052	9.4	2,835	1.8	13,728	7.4
Network compensation	2,143	3.9	2,181	3.4	6,400	3.9	6,409	3.5
Other	1,626	2.9	1,212	1.9	4,742	2.9	3,519	1.9

Total gross revenue	55,388	100.0	63,948	100.0	162,181	100.0	185,634	100.0
Less: Agency and national representative commissions	7,211	13.0	8,571	13.4	21,071	13.0	24,821	13.4

Net broadcast revenue	48,177	87.0	55,377	86.6	141,110	87.0	160,813	86.6
Trade and barter revenue	4,692		4,507		14,198		14,464

Total net revenue	$52,869		$59,884		$155,308		$175,277

Results of Operations

The following table sets forth a summary of Nexstar’s and Mission’s operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$52,869	100.0	$59,884	100.0	$155,308	100.0	$175,277	100.0
Operating expenses:
Corporate expenses	3,506	6.6	2,620	4.4	8,230	5.3	6,861	3.9
Station direct operating expenses, net of trade	14,128	26.7	14,832	24.8	40,152	25.9	43,323	24.7
Selling, general and administrative expenses	14,534	27.5	15,278	25.5	42,333	27.3	44,681	25.5
Merger related expenses	—	—	—	—	—	—	456	0.3
Trade and barter expense	4,795	9.1	4,807	8.0	14,131	9.1	14,378	8.2
Depreciation and amortization.	11,702	22.1	10,415	17.4	33,060	21.3	33,635	19.2
Amortization of broadcast rights, excluding barter	2,854	5.4	3,172	5.3	8,217	5.3	8,831	5.0

Income from operations	$1,350		$8,760		$9,185		$23,112

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Revenue

Local revenue was $36.9 million for the three months ended September 30, 2004, compared to $34.1 million for the same period in 2003, an increase of $2.8 million, or 8.1%. An increase of $2.2 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, local revenue increased $0.6 million, or 2.0%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations and to lower revenue in 2003 as a result of the war in Iraq, which began in the first quarter of 2003.

        National revenue was $17.6 million for the three months ended September 30, 2004, compared to $16.5 million for the same period in 2003, an increase of $1.1 million, or 7.0%. An increase of $1.2 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, national revenue decreased $0.1 million, or 0.3%.

        Political revenue was $6.1 million for the three months ended September 30, 2004, compared to $1.0 million for the same period in 2003, an increase of $5.1 million, or 479.1%. An increase of $0.6 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, political revenue increased $4.5 million, or 501.1%. The increase in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Arkansas and Missouri.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $30.1 million for the three months ended September 30, 2004, compared to $28.7 million for the same period in 2003, an increase of $1.4 million, or 5.1%. An increase of $1.9 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses decreased by $0.5 million. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, decreased $0.9 million, or 25.3%, for the three months ended September 30, 2004, compared to the same period in 2003. The decrease was primarily attributed to the elimination of certain costs, such as personnel related costs and professional fees, associated with separate corporate overhead from Quorum Broadcast Holdings, LLC, which we merged with in 2003, offset by an increase in regulatory compliance and financial reporting costs.

Depreciation of property and equipment was $4.1 million for the three months ended September 30, 2004, as compared to $5.2 million for the same period in 2003, a decrease of $1.1 million. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

The amortization of intangibles was $6.3 million for the three months ended September 30, 2004, compared to $6.5 million for the same period in 2003, a decrease of $0.2 million. The decrease was primarily attributed to assets at certain stations becoming fully amortized during the third quarter of 2004.

Amortization of broadcast rights, excluding barter, was $3.2 million for the three months ended September 30, 2004, compared to $2.9 million for the same period in 2003, an increase of $0.3 million. The increase was primarily attributed to the amortization of broadcast rights from newly acquired television stations WUTR and WBAK and amortization accounted for under FIN No. 46 for the pending acquisitions of KFTA/KNWA and KLST.

Income from Operations

Income from operations increased by $7.4 million for the three months ended September 30, 2004, compared to the same period in 2003. On a same station basis, income from operations increased by $6.3 million for the three months ended September 30, 2004, compared to the same period in 2003. The increase in income from operations in 2004 is primarily attributable to the increase in net revenue as described above.

Interest Expense

Interest expense decreased by $1.0 million, or 6.8%, for the three months ended September 30, 2004, compared to the same period in 2003. The decrease in interest expense was primarily attributed to lower interest rates on our senior credit facilities and the redemption of $37.0 million principal amount at maturity of senior discount notes (the “16% notes”) of Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly owned subsidiary of Nexstar, in January 2004.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.9 million for the three months ended September 30, 2004 represented the write off of certain debt financing costs related to the amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004.

Other Income

Other income was $0.9 million for the three months ended September 30, 2004 as compared to $1.0 million for the same period in 2003. The marking-to-market of the interest rate swap agreements resulted in recognition of $0.8 million and $0.9 million in other income for the three months ended September 30, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates.

Income Taxes

Income taxes for three months ended September 30, 2004 increased by $0.1 million, or 13.5% as compared to the same period in 2003. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not more than likely not to be realized.

Cumulative Effect of Change in Accounting Principle

        During the third quarter of 2003, Nexstar recorded a cumulative effect of a change in accounting principle of $8.9 million as a result of the net change in the fair value of units subject to mandatory redemption pursuant to the adoption of FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $0.6 million for the three months ended September 30, 2004 relates to the recognition of $0.6 million of expenses in the stations KFTA/KNWA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46. The minority interest in consolidated entity of $0.2 million for the three months ended September 30, 2003 relates to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service agreements Mission had with WBAK from May 9, 2003 to April 6, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Revenue

Local revenue was $109.8 million for the nine months ended September 30, 2004, compared to $99.8 million for the same period in 2003, an increase of $10.0 million, or 10.0%. An increase of $6.2 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, local revenue increased $3.8 million, or 4.6%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations and to lower revenue in 2003 as a result of the war in Iraq, which began in the first quarter of 2003.

National revenue was $52.2 million for the nine months ended September 30, 2004, compared to $48.4 million for the same period in 2003, an increase of $3.8 million, or 7.9%. An increase of $3.3 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, national revenue increased $0.5 million, or 1.2%. The increase in national revenue was attributed to consistent growth in the automotive advertising and lower revenue in 2003 as a result of the war in Iraq.

Political revenue was $13.7 million for the nine months ended September 30, 2004, compared to $2.8 million for the same period in 2003, an increase of $10.9 million, or 384.2%. An increase of $1.8 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, political revenue increased $9.1 million, or 348.2%. The increase in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Arkansas and Missouri.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $88.0 million for the nine months ended September 30, 2004, compared to $82.5 million for the same period in 2003, an increase of $5.5 million, or 6.7%. An increase of $5.7 million was attributed to stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses decreased by $0.2 million. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments.

Merger related expenses of $0.5 million for the nine months ended September 30, 2004, include costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs, termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, decreased $1.4 million, or 16.6%, for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease was primarily attributed to the elimination of certain costs, such as personnel related costs and professional fees, associated with separate corporate overhead from Quorum Broadcast Holdings, LLC, which we merged with in 2003, offset by an increase in regulatory compliance and financial reporting costs.

Depreciation of property and equipment was $13.4 million for the nine months ended September 30, 2004, compared to $15.4 million for the same period in 2003, a decrease of $2.0 million. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

The amortization of intangibles was $20.2 million for the nine months ended September 30, 2004, compared to $17.7 million for the same period in 2003, an increase of $2.5 million. The increase was attributed to the amortization of intangible assets acquired from television stations KARK, WDHN, KRBC, KSAN, WUTR and WBAK.

Amortization of broadcast rights, excluding barter, was $8.8 million for the nine months ended September 30, 2004, compared to $8.2 million for the same period in 2003, an increase of $0.6 million. The increase was mostly attributed to amortization of broadcast rights from newly acquired television stations WUTR and WBAK and amortization accounted for under FIN No. 46 for the pending acquisitions of KFTA/KNWA and KLST.

Income from Operations

Income from operations increased by $13.9 million for the nine months ended September 30, 2004, compared to the same period in 2003. On a same station basis, income from operations increased by $16.3 million for the nine months ended September 30, 2004, compared to the same period in 2003. The increase in income from operations in 2004 is primarily attributable to the increase in net revenue as described above.

Interest Expense

Interest expense decreased by $4.0 million, or 9.4%, for the nine months ended September 30, 2004 as compared to the same period in 2003. The decrease in interest expense was primarily attributed to lower interest rates on our senior credit facilities and the redemption of Nexstar Finance Holdings’ 16% notes in January 2004.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $8.7 million for the nine months ended September 30, 2004, consisting of $5.9 million in call premium and accelerated amortization related to the redemption of the 16% notes, the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% notes and the write off of $1.9 million of certain debt financing costs related to the amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004. Loss on extinguishment of debt of $5.8 million for the nine months ended September 30, 2003 represented the write off of certain debt financing costs related to the refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission in February 2003.

Other Income

Other income was $4.6 million for the nine months ended September 30, 2004 as compared to $2.8 million for the same period in 2003. The marking-to-market of the interest rate swap agreements resulted in recognition of $2.6 million and $2.7 million in other income for the nine months ended September 30, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. Other income for the nine months ended September 30, 2004 includes a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income taxes for nine months ended September 30, 2004 increased by $0.4 million, or 17.0% as compared to the same period in 2003. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not more than likely not to be realized.

Cumulative Effect of Change in Accounting Principle

During the third quarter of 2003, Nexstar recorded a cumulative effect of a change in accounting principle of $8.9 million as a result of the net change in the fair value of units subject to mandatory redemption pursuant to the adoption of FASB No. 150.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $1.6 million for the nine months ended September 30, 2004 relates to the recognition of $1.6 million of expenses in the stations KFTA/KNWA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46. The minority interest in consolidated entity of $0.3 million for the nine months ended September 30, 2003 relates to the recognition of $0.3 million of expenses due to the application of FIN No. 46 as it pertains to the local service agreements Mission had with WBAK from May 9, 2003 to April 6, 2004.

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

Cash Flows – Overview

Cash and cash equivalents increased by $3.8 million for the nine months ended September 30, 2004 and increased by $23.8 million for nine months ended September 30, 2003. The major components of these changes are discussed below.

Cash Flows – Operating Activities

Cash provided by operating activities was $19.1 million and $21.0 million during the nine months ended September 30, 2004 and 2003, respectively.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable and payable, broadcast rights asset and liability and other accrued assets and liabilities.

The comparative decrease in cash flows provided by operations was primarily due to the timing of payments made or received on operating assets and liabilities.

Cash Flows – Investing Activities

Cash used for investing activities was $14.9 million and $111.3 million during the nine months ended September 30, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital additions and funding of acquisitions.

Capital expenditures were $7.4 million and $8.5 million for the nine months ended September 30, 2004 and 2003, respectively. We project that 2004 full-year capital expenditures will be approximately $10.0 million to $10.5 million, excluding acquisition-related spending.

Cash used for acquisitions was $8.5 million and $102.8 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used for acquisitions for the nine months ended September 30, 2004 included (1) the $3.7 million payment, exclusive of transaction costs, by Mission for the acquisition of WUTR, (2) the remaining $1.5 million payment, exclusive of transaction costs, by Mission for the acquisition of WBAK, and (3) a down payment by Nexstar of $1.7 million against the purchase price for KLST. We expect to pay the remaining $10.3 million purchase price for KLST during the fourth quarter of 2004. Cash used for acquisitions for the nine months ended September 30, 2003 included (1) total payment by Nexstar of $91.5 million, exclusive of transaction costs, for the acquisition of KARK and WDHN, (2) the remaining $8.5 million payment, exclusive of transaction costs, by Mission for its acquisition of KRBC and KSAN, and (3) a down payment by Mission of $1.5 million against the purchase price of WBAK. Mission paid the remaining $1.5 million purchase price for WBAK upon closing the acquisition on April 6, 2004.

Cash Flows – Financing Activities

Cash used for financing activities was $0.4 million for the nine months ended September 30, 2004, compared to cash provided by financing activities of $114.1 million for the nine months ended September 30, 2003.

The change in cash flows from financing activities for the nine months ended September 30, 2004 was primarily the result of (1) borrowings of $277.0 million under the senior secured credit facilities, (2) the repayment of $28.9 million of 16% notes of Nexstar Holdings, a direct subsidiary of Nexstar, (3) the repayment of $247.6 million of previous borrowings under the senior credit facilities, and (4) payment of transaction and debt financing costs of approximately $1.0 million. The change in cash flows from financing activities for the nine months ended September 30, 2003 was primarily the result of (1) borrowings of $222.1 million under the senior credit facilities, (2) the repayment of $173.5 million of previous borrowings under the senior credit facilities, (3) the issuance of $74.7 million of Nexstar Holdings’ 11.375% notes, (4) the payment of transaction and debt financing costs of approximately $7.8 million, and (5) a $1.5 million tax distribution to holders of preferred equity interests. As of September 30, 2004, there was approximately $80.0 million of unused commitments under Nexstar’s and Mission’s senior credit facilities. We and Mission were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at September 30, 2004.

Nexstar Broadcasting’s Secured Credit Facilities

On December 30, 2003, in conjunction with the Quorum merger with us and private placement of senior subordinated notes by Nexstar Broadcasting, an indirect subsidiary of Nexstar, Nexstar Broadcasting amended its senior secured credit facilities (the “Nexstar Facilities”). The Nexstar Facilities consisted of a $55.0 million term loan and a $50.0 million revolver. The terms of the Nexstar Facilities, including covenants, interest rate and maturity, were substantially similar to the terms of Nexstar Broadcasting’s amended senior credit facilities as described below.

On August 13, 2004, Nexstar Broadcasting amended its senior secured credit facilities (the “Amended Nexstar Facilities”). The Amended Nexstar Facilities, among other things, permitted Nexstar Broadcasting to incur a term loan in the amount of $83.0 million, the proceeds of which were used to repay its term loan in the amount of $54.7 million plus accrued interest and its revolver loans in the amount of $28.0 million plus accrued interest. In addition, the applicable margin component of the interest rate on the term loan was decreased by 50 basis points, which represents one-half of one percentage point. The Amended Nexstar Facilities consist of an $83.0 million term loan and a $50.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2004, Nexstar Broadcasting had outstanding $82.8 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the Amended Nexstar Facilities are based, at the option of Nexstar Broadcasting, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (3.73% at September 30, 2004).

Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar Broadcasting selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolver loan commitment based on the consolidated leverage ratio of Nexstar Broadcasting and Mission for that particular quarter. The term loan under the Amended Nexstar Facilities is subject to scheduled mandatory repayments that commenced on September 30, 2004. Based on borrowing rates currently available to Nexstar Broadcasting for bank loans with similar terms and average maturities, the fair value of Nexstar Broadcasting’s credit facilities approximates its carrying value.

Financial covenants under the Amended Nexstar Facilities include a total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a senior combined leverage ratio of Nexstar Broadcasting and Mission of 4.00 times the last twelve months operating cash flow through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.75 to 1.00 through December 31, 2006 and a fixed charge coverage ratio of 1.15 to 1.00.

The borrowings under the Nexstar Broadcasting credit facilities are guaranteed by each existing and subsequently acquired or organized subsidiary of Nexstar Broadcasting and by Mission.

Mission’s Secured Credit Facilities

On December 30, 2003, Mission amended its senior secured credit facilities (the “Mission Facilities”). The Mission Facilities consisted of a $140.0 million term loan and a $30.0 million revolver. The terms of the Mission Facilities, including covenants, interest rate and maturity, were substantially similar to the terms of Mission’s amended senior credit facilities as described below.

On August 13, 2004, Mission amended its senior secured credit facilities (the “Amended Mission Facilities”). The Amended Mission Facilities, among other things, permitted Mission to incur a term loan in the amount of $152.0 million, the proceeds of which were used to repay its term loan in the amount of $139.3 million plus accrued interest and its revolver loans in the amount of $12.0 million plus accrued interest. In addition, the applicable margin component of the interest rate on the term loan was decreased by 50 basis points, which represents one-half of one percentage point. The Amended Mission Facilities consist of a $152.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2004, Mission had outstanding $151.6 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the Amended Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (3.73% at September 30, 2004).

Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of its revolver loan commitment based on the consolidated leverage ratio of Nexstar Broadcasting and Mission for that particular quarter. The term loan under the Amended Mission Facilities is subject to scheduled mandatory repayments that commenced on September 30, 2004. Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates its carrying value.

Financial covenants under the Amended Mission Facilities include a total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a senior combined leverage ratio of Nexstar Broadcasting and Mission of 4.00 times the last twelve months operating cash flow through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.75 to 1.00 through December 31, 2006 and a fixed charge coverage ratio of 1.15 to 1.00.

Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default.

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require Nexstar and Mission to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants are formally calculated on a quarterly basis. Nexstar and Mission were in compliance with such covenants at September 30, 2004.

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

Nexstar and Mission fully and unconditionally guarantee payment pursuant to the 12% notes and 7% notes.

Senior Discount Notes

On January 5, 2004, Nexstar Finance Holdings redeemed the 16% notes for a total cash payment of $34.8 million, consisting of $28.9 million of principal and $5.9 million of call premium.

On March 27, 2003, Nexstar Finance Holdings issued the 11.375% notes at a price of 57.442%. The 11.375% notes mature on April 1, 2013. Each 11.375% note will have an accreted value at maturity of $1,000. The 11.375% notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are general unsecured senior obligations effectively subordinated to all of Nexstar Broadcasting’s senior secured debt and are structurally subordinated to Nexstar Broadcasting’s senior subordinated notes.

Nexstar fully and unconditionally guarantees payment pursuant to the 11.375% notes.

Debt Financing Costs

The refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission in February 2003 resulted in the write off of $5.8 million for the nine months ended September 30, 2003 of certain debt financing costs previously capitalized. The redemption of the 16% notes in January 2004 resulted in the write off of $0.9 million for the nine months ended September 30, 2004 of certain debt financing costs previously capitalized and $5.9 million in call premiums and accelerated amortization related to the 16% notes. The amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004 resulted in the write off of $1.9 million during the third quarter of 2004 of certain debt financing costs previously capitalized. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

At September 30, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreement, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of a gain of $0.9 million and $0.8 million in other income and expense for the three months ended September 30, 2003 and 2004, respectively, and a gain of $1.4 million and $2.6 million for the nine months ended September 30, 2003 and 2004, respectively. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash we would pay to settle the agreement was approximately $3.3 million and $0.7 million at December 31, 2003 and September 30, 2004, respectively.

On June 13, 2003, Quorum terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the nine months ended September 30, 2003, other income and expense includes a gain of $1.3 million from marking-to-market this derivative instrument.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. The agreement was terminated on April 5, 2004 with no gain or loss recognized.

Digital Conversion

DTV Channel Election

On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. This channel election process will encompass three selection rounds. Nexstar’s stations and the stations to which it provides services will have the opportunity to choose permanent DTV channels in December 2004 in the first election round. However, stations with only one channel in the 2-51 range (Nexstar’s KQTV, WCFN, WFFT, WHAG, WJET and Mission’s WFXP and KOLR) may defer a permanent channel selection until the second round, which the FCC tentatively has scheduled for the summer of 2005.

DTV Facilities Construction

Except for WFXV, WQRF and KNWA (formerly KFAA), which Nexstar is expected to acquire from J.D.G. Television, Inc. in the first quarter of 2005 subject to FCC consent, all of the television stations Nexstar owns and operates or provides services to are broadcasting at least a low power digital television signal. WFXV and WQRF have not yet received DTV construction permits and, therefore, are not required to broadcast a digital signal. KNWA had until March 4, 2004 to construct DTV facilities. KNWA requested an extension of time on February 20, 2004 to construct digital facilities and has at least six months from the date the FCC acts on its request for extension to construct its digital facilities. If the FCC denies KNWA’s request for extension, the licensee will have six months to complete construction of its DTV facilities and will be required to report to the FCC on construction during this period. If the station is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $3.1 million and $0.2 million, respectively, for the nine months ended September 30, 2003 and 2004.

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these new rules, ABC, CBS, Fox and NBC affiliates in the top-100 markets are required to construct their authorized full-power DTV facilities by July 1, 2005; provided that if the permanent DTV channel elected is different from the DTV channel on which the station currently is operating, then the station need only construct DTV facilities that serve 100 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. All other stations are required to construct their authorized full-power DTV facilities by July 1, 2006; provided that the remaining stations whose final elected DTV channel will be different from the DTV channel on which the station currently is operating need only construct DTV facilities that serve 80 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. Nexstar estimates that it will require an average capital expenditure of approximately $1.0 million per station to modify its and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, line, antenna and installation. Additional costs may be required in some instances for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the above deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues).

Other New DTV Requirements

The FCC also adopted a DTV closed captioning standard, DTV station identification requirements and Program System and Information Protocol (“PSIP”) requirements. All DTV stations must comply with the new PSIP requirement, which will require the installation of new equipment, by February 1, 2005. We anticipate that installing the equipment necessary to meet the new PSIP requirements will cost approximately $1.3 million in total for our stations and the stations to which we provide services. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, KFTA/KNWA and KLST are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on Nexstar’s and Mission’s liquidity and cash flow in future periods.

	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
	(dollars in thousands)
Nexstar senior credit facilities	$82,793	$208	$1,660	$1,660	$79,265
Mission senior credit facilities	151,620	380	3,040	3,040	145,160
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
11.375% senior discount notes due 2013	130,000	—	—	—	130,000
Cash interest on debt	284,634	11,726	76,919	82,678	113,311
Broadcast rights current commitments	13,450	3,779	8,623	1,020	28
Broadcast rights future commitments	13,016	17	6,329	5,356	1,314
Executive employee contracts	10,237	559	4,708	4,970	—
KFTA/KNWA purchase price obligation	7,000	—	7,000	—	—
KLST purchase price obligation	10,250	10,250	—	—	—
Time brokerage fees	256	143	113	—	—
Capital lease obligation	32	2	11	14	5
Operating lease obligations	31,442	786	5,948	5,458	19,250

Total contractual cash obligations	$1,019,730	$27,850	$114,351	$264,196	$613,333

On October 13, 2003, we entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. We made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. We expect to pay the remaining commitment of $7.0 million at closing in the first quarter of 2005, subject to FCC consent.

On May 21, 2004, we entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation for $12.0 million. We made a down payment of $1.7 million against the purchase price, which was funded from available cash. We expect to pay the remaining commitment of $10.3 million at closing in the fourth quarter of 2004.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 59 through 61 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of September 30, 2004 there has been no material change to this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at September 30, 2004 under the senior credit facilities bear interest at 3.73%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$10,524	$11,230	$11,935	$12,641	$13,346
12% senior subordinated notes due 2008	19,200	19,200	19,200	19,200	19,200
7% senior subordinated notes due 2014	8,750	8,750	8,750	8,750	8,750
11.375% senior discount notes due 2013	10,316	10,316	10,316	10,316	10,316

Total	$48,790	$49,496	$50,201	$50,907	$51,612

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

At September 30, 2004, we had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement requires us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that we would pay to settle the agreement, was approximately $3.3 million and $0.7 million at December 31, 2003 and September 30, 2004, respectively.

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

Our president and chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this report. Management informed our Audit Committee of the Board of Directors and represented to our independent registered accountants, that initial testing of our internal control over financial reporting to date has identified certain potential deficiencies. These potential deficiencies if uncorrected, individually or when aggregated, may amount to significant deficiencies or material weaknesses in internal control over financial reporting under definitions established by the SEC and PCAOB. Management has adopted a remediation plan to resolve these deficiencies.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal control over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal control over financial reporting at December 31, 2004 is effective. Any material weakness in internal control over financial reporting existing at that date will preclude management from making a positive assertion. While management believes that it will be able to implement the required changes to correct any deficiencies that amount to material weaknesses in internal control over financial reporting and sufficiently document and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of internal control over financial reporting, there can be no assurance that all the potential deficiencies we have identified and any other issues which may arise will be resolved in time to do so. If management does not effectively complete its assessment of the effectiveness of internal control over financial reporting, our independent registered public accountants may either disclaim their opinion relating to management’s assessment of the effectiveness of our internal control over financial reporting or may issue an adverse opinion on the effectiveness of our internal controls.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.01	Consent and Second Amendment to the Nexstar Credit Agreement (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed by Nexstar Broadcasting Group, Inc. on August 19, 2004 (File No. 000-50478))

10.02	Consent and First Amendment to the Mission Credit Agreement (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed by Nexstar Broadcasting Group, Inc. on August 19, 2004 (File No. 000-50478))

10.03	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014 (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed by Nexstar Broadcasting Group, Inc. on October 1, 2004 (File No. 000-50478))

10.04	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008 (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed by Nexstar Broadcasting Group, Inc. on October 1, 2004 (File No. 000-50478))

10.05	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013 (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed by Nexstar Broadcasting Group, Inc. on October 1, 2004 (File No. 000-50478))

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.

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

Dated: November 15, 2004