Form 10-K
period 2004-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2005-03-15
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $111,883,000.

As of January 31, 2005, the Registrant had outstanding:

14,289,310 shares of Class A Common Stock;

      13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held May 23, 2005 will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, (1) “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; (2) “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our indirect subsidiary, (formerly known as Nexstar Finance, Inc.); (3) “Nexstar Finance Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned subsidiary; (4) “Nexstar Group” refers to our predecessor, Nexstar Broadcasting Group, L.L.C. but not its direct or indirect subsidiaries; (5) “Mission” refers to Mission Broadcasting, Inc.; (6) “Quorum” refers to Quorum Broadcast Holdings, LLC; (7) “ABRY” refers to Nexstar Broadcasting Group, Inc.’s principal stockholder, ABRY Partners, LLC and its affiliated funds; and (8) all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar has time brokerage agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by Mission, but does not own any of the equity interests in Mission. For a description of the relationship between Nexstar and Mission, see “Certain Relationships and Related Transactions.”

On December 30, 2003, we completed the acquisition of all the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004. Common control existed because ABRY Partners, LLC, our principal stockholder, through its various funds both before and after the merger held more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion was based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in relation to SFAS No. 141.”

Additionally, on December 30, 2003, Mission completed a merger with VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and with Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business” and Item 13. “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Investing in Television Market Report 2004 3rd Edition, as published by BIA Financial Network, Inc.

Unless the context indicates otherwise: (1) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards; and (2) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: CSI: Crime Scene Investigation and 24 (20th Century Fox Film Corporation); Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures); Entertainment Tonight (Paramount Distribution, a division of Viacom Inc.); E.R. (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); Law and Order (Studios USA Television Distribution LLC); and The West Wing (Telepictures Distribution, a division of Time Warner Entertainment Co.).

Cautionary Note Regarding Forward-Looking Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Company” and “Business—Risks Related to Our Industry” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s web site is http://www.sec.gov.

We make available, free of charge, through our investor relations web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after they are filed with the SEC. The address for our web site is www.nexstar.tv.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2004, we own and operate 28 stations, and provide management, sales or other services to an additional 17 stations that are owned by Mission or other entities. In 15 of the 27 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. We have more than doubled the size of our portfolio over the last two years, having acquired 15 stations and begun providing services to 10 additional stations. The stations that we own, operate, program or provide sales and other services to are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. These stations are diverse in their network affiliations: 41 have primary affiliation agreements with one of the four major networks––12 with NBC, 12 with Fox, 9 with ABC, and 8 with CBS. Three of the remaining four stations have agreements with UPN and one is an independent station.

We believe that medium-sized markets offer significant advantages over large markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in many of our markets only three or four other local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand. Lastly, we believe that the stations we own, operate, program or provide sales and other services to are better managed than many of our competitors’ stations. By providing equity incentives, we have been able to attract and retain station general managers with experience in larger markets who employ marketing and sales techniques that are not typically utilized in our markets.

We seek to grow our revenue and broadcast cash flow by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly-rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brand and community presence with local advertisers. Additionally, we have further improved broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

We completed our initial public offering on November 28, 2003. Concurrent with our offering, we completed a corporate reorganization whereby our predecessor, Nexstar Broadcasting Group, L.L.C., and certain direct and indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. merged with and into us. Nexstar Broadcasting Group, L.L.C. was organized as a limited liability company on December 12, 1996 in the State of Delaware and commenced operations on April 15, 1997.

On December 30, 2003, we completed the acquisition of all of the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004.

Our principal offices are at 909 Lake Carolyn Parkway, Suite 1450, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is www.nexstar.tv.

Business Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by Nexstar, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2004, we and Mission earned approximately one-third of our advertising revenue from spots aired during local news programming. Our stations and the stations we provide services to currently provide approximately 530 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2004, the percentage of Nexstar’s and Mission’s consolidated spot revenue, excluding political revenue, from local advertising was 68.1%. In most of our markets we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Through various local service agreements with Mission, we program or provide sales and other services to additional television stations. Mission is 100% owned by an independent third party. We do not own Mission or its television stations. In order for both us and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior secured credit facility and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission and therefore consolidate Mission’s financial position, results of operations and cash flows as if it were a wholly-owned entity.

Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 63% of our net broadcast revenue for the year ended December 31, 2004 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Due to the significant negotiating leverage afforded by limited competition in our markets, Nexstar and Mission on a combined basis reduced the cash broadcast payments as a percentage of net broadcast revenue for the year ended December 31, 2004, as compared to the previous four years. Our and Mission’s cash broadcast payments were 4.7%, 6.4%, 6.3%, 7.5% and 7.5% of net broadcast revenue for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC, Fox and UPN affiliated stations which represented approximately 39.1%, 28.2%, 14.9%, 17.6%, and 0.2%, respectively, of our 2004 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League Baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

The Stations

The following chart sets forth general information about the stations we own, operate, program or provide sales and other services to as of December 31, 2004:

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (1)(3)	FCC License Expiration Date
8	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O			(9)
53	Wilkes Barre-Scranton, PA	WBRE WYOU	NBC CBS	O&O LSA	5	8/1/07 8/1/07
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	5	6/1/05	(9)
75	Rochester, NY	WROC	CBS	O&O	4	6/1/07
78	Springfield, MO	KOLR KSFX(5)	CBS Fox	LSA O&O	4	2/1/06 2/1/06
81	Shreveport, LA	KTAL	NBC	O&O	5	8/1/06
82	Champaign-Springfield-Decatur, IL	WCIA WCFN	CBS UPN	O&O O&O	6	12/1/05 12/1/05
99	Evansville, IN	WTVW	Fox	O&O	5	8/1/05
105	Ft. Wayne, IN	WFFT	Fox	O&O	4	8/1/05
108	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA(6)/ KNWA(6)	NBC	LSA(7)	4	6/1/05	(9)
117	Peoria-Bloomington, IL	WMBD WYZZ	CBS Fox	O&O LSA	4	12/1/05 12/1/05
129	Amarillo, TX	KAMR KCIT KCPN-LP	NBC Fox —	O&O LSA LSA	5	8/1/06 8/1/06 8/1/06
133	Rockford, IL	WQRF WTVO	Fox ABC	O&O LSA(8)	4	12/1/05 12/1/05
135	Monroe, LA-El Dorado, AR	KARD	Fox	O&O	4	6/1/05	(9)
138	Beaumont-Port Arthur, TX	KBTV	NBC	O&O	4	8/1/06
141	Erie, PA	WJET WFXP	ABC Fox	O&O LSA	4	8/1/07 8/1/07
143	Wichita Falls, TX-Lawton, OK	KFDX KJTL KJBO-LP	NBC Fox UPN	O&O LSA LSA	5	8/1/06 8/1/06 8/1/06
146	Joplin, MO-Pittsburg, KS	KSNF KODE	NBC ABC	O&O LSA	4	2/1/06 2/1/06
147	Lubbock, TX	KLBK KAMC	CBS ABC	O&O LSA	6	8/1/06 8/1/06
148	Terre Haute, IN	WTWO WBAK	NBC Fox	O&O LSA	3	8/1/05 8/1/05
157	Odessa-Midland, TX	KMID	ABC	O&O	6	8/1/06
163	Abilene-Sweetwater, TX	KTAB KRBC	CBS NBC	O&O LSA	4	8/1/06 8/1/06
167	Utica, NY	WFXV WPNY-LP WUTR	Fox UPN ABC	O&O O&O LSA	4	6/1/07 6/1/07 6/1/07
170	Billings, MT	KSVI KHMT	ABC Fox	O&O LSA	4	4/1/06 4/1/06
171	Dothan, AL	WDHN	ABC	O&O	3	4/1/05	(9)
195	San Angelo, TX	KSAN KLST	NBC CBS	LSA O&O	5	8/1/06 8/1/06
201	St. Joseph, MO	KQTV	ABC	O&O	1	2/1/06

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2004 3rd Edition, as published by BIA Financial Network, Inc.
(2)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements, and outsourcing agreements. For further information regarding the LSAs to which we are party, see “Certain Transactions.”
(3)	The term “commercial station”means a television broadcast station and does not include non-commercial stations, religious stations, cable program services or networks, or stations, other than those that we own or provide sales and other services to, whose audience shares from Sunday to Saturday 9 a.m. to midnight were not measurable.
(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(5)	Effective January 17, 2005, KDEB changed its call letters to KSFX.
(6)	Effective August 13, 2004, KPOM changed its call letters to KFTA and KFAA changed its call letters to KNWA.
(7)	The acquisition of KFTA/KNWA by Nexstar closed on January 7, 2005.
(8)	On November 1, 2004, Mission purchased substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission consummated the acquisition of WTVO on January 4, 2005 with the purchase of WTVO’s FCC license and certain transmission equipment.
(9)	Renewal pending.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”), that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides these data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods to determine a station’s ratings. In larger geographic markets, A.C. Nielsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

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

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 44.0% to 80.0%.

Direct broadcast satellite (“DBS”) systems have also rapidly increased their penetration rate in the last decade, reaching approximately 20% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act, which permits DBS operators to continue to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service. DirecTV currently provides satellite carriage of our and Mission’s stations in the Little Rock-Pine Bluff, Shreveport, Wilkes Barre-Scranton, Ft. Wayne, Springfield, Evansville, Peoria, Rochester, Ft. Smith-Fayetteville-Springdale-Rogers and Champaign-Springfield-Decatur markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene, Amarillo, Champaign-Springfield-Decatur, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Peoria, Rochester, Rockford, Terre Haute, Wichita Falls, TX-Lawton, OK, Shreveport, Springfield and Wilkes Barre-Scranton markets.

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

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television (“DTV”) transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. All other commercial stations operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002. By a date to be determined, the FCC will require television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government.

Advertising Sales

General

Television station revenue is primarily derived from the sale of local and national advertising. Television stations compete for advertising revenue primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by stations. Our and Mission’s stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

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

Advertising rates are based upon a number of factors, including:

•	a program’s popularity among the viewers that an advertiser wishes to target;

•	the number of advertisers competing for the available time;

•	the size and the demographic composition of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the sales forces;

•	development of projects, features and programs that tie advertiser messages to programming; and

•	the level of spending commitment made by the advertiser.

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

Network Affiliations

Each station that we own and operate, program or provide sales and other services to is affiliated with its network pursuant to an affiliation agreement, as described in the following table:

Station	Market	Affiliation	Expiration
WUTR	Utica, NY	ABC	January 2005(5)
WDHN	Dothan, AL	ABC	January 2005(5)
WJET	Erie, PA	ABC	January 2005(5)
KSVI	Billings, MT	ABC	February 2005(5)
KOLR	Springfield, MO	CBS	June 2005
WYZZ	Peoria-Bloomington, IL	Fox	June 2005
KMID	Odessa-Midland, TX	ABC	July 2005
WTVO	Rockford, IL	ABC	August 2005
KLBK	Lubbock, TX	CBS	August 2005
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2005
WMBD	Peoria-Bloomington, IL	CBS	September 2005
KAMC	Lubbock, TX	ABC	October 2005
KTAB	Abilene-Sweetwater, TX	CBS	December 2005
KAMR	Amarillo, TX	NBC	December 2005
KTAL	Shreveport, LA	NBC	December 2005
KCIT	Amarillo, TX	Fox	March 2006
WFXP	Erie, PA	Fox	March 2006
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
WPNY-LP	Utica, NY	UPN	April 2007
WCFN	Champaign-Springfield-Decatur, IL	UPN	April 2007
KQTV	St. Joseph, MO	ABC	April 2007
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
WHAG	Washington, DC (3)	NBC	December 2007
WTVW	Evansville, IN	Fox	April 2008
WQRF	Rockford, IL	Fox	April 2008
KARD	Monroe, LA-El Dorado, AR	Fox	April 2008
KSFX(1)	Springfield, MO	Fox	April 2008
WBAK	Terre Haute, IN	Fox	June 2008
WFXV	Utica, NY	Fox	June 2008
KHMT	Billings, MT	Fox	November 2008
WFFT	Ft. Wayne, IN	Fox	December 2008
KARK	Little Rock-Pine Bluff, AR	NBC	December 2008
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2008
WTWO	Terre Haute, IN	NBC	December 2008
KBTV	Beaumont-Port Arthur, TX	NBC	December 2008
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2008
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2008
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
KLST	San Angelo, TX	CBS	August 2012
KFTA/KNWA(2)	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KCPN-LP	Amarillo, TX	(4)

(1)	Effective January 17, 2005, KDEB changed its call letters to KSFX.
(2)	Effective August 13, 2004, KPOM changed its call letters to KFTA and KFAA changed its call letters to KNWA.
(3)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(4)	Not affiliated with a network.
(5)	ABC has granted short-term extensions of the existing agreements as renewal discussions continue.

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

Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations we provide services to.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. In addition, stations are competing against other networks with respect to first-run programming. The broadcast networks are rerunning the same episode of a network program on affiliated cable or broadcast networks, often in the same week that it aired on a local station. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL Time Warner, Inc., General Electric Company, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising.   In addition to competing with other media outlets for audience share, stations compete for advertising revenue with:

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

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“Communications Act”), and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory rules and policies currently in effect.

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

The Nexstar and Mission stations began to submit renewal of license applications beginning in June 2004 and will continue to do so through April 2007.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Foreign Ownership. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership. Because our majority shareholder, ABRY Partners, LLC and its affiliated funds (“ABRY”), has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited to approximately 10.3% of the total shares outstanding.

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

Local Ownership (Duopoly Rule). On June 2, 2003, the FCC modified its local television (duopoly) ownership rule to provide greater opportunities for television duopolies in certain circumstances. The modified rule allows common ownership of two television stations in markets (defined using A.C. Nielsen Company’s DMAs) with 17 or fewer television stations, and ownership of up to three stations in markets with 18 or more television stations; provided, however, a single entity may not acquire an attributable interest in more than one station that is ranked among the top-four stations in the market based on audience share. Therefore, these rules prohibit same market combinations in markets with fewer than five stations. In determining how many television stations are in a market, the FCC counts commercial and noncommercial stations.

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

The FCC’s June 2, 2003 decision was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this proceeding back to the FCC for further consideration. On January 31, 2005, the National Association of Broadcasters and several industry parties requested the United States Supreme Court to review the Third Circuit’s decision. The new rule is also subject to petitions for reconsideration filed with the FCC. In addition, Congress may consider modification of this rule as part of its planned revisions to the Communications Act during the current term. The current duopoly rule, adopted in 1999, continues to govern local television ownership pending the outcome of the court proceedings and any further FCC proceedings.

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

Under the 2003 modified rule and the 1999 rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until at least some time in 2005. This “grandfathered” period likely will be reviewed in either 2005 or 2006 and is subject to possible extension or termination.

In certain markets, we and Mission own and operate both full power and low power television broadcast stations (in Utica, Nexstar owns and operates WFXV and WPNY-LP; in Wichita Falls, Mission owns and operates KJTL and KJBO-LP; and in Amarillo, Mission owns and operates KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full power television stations and not low power television stations such as WPNY-LP, KJBO-LP and KCPN-LP.

The only market in which we currently operate stations that meet the modified local duopoly rule (and the 1999 rule) that allows us to own two stations in the market is Champaign-Springfield-Decatur, Illinois. In addition, we provide services to two stations under common ownership in the Fort Smith-Fayetteville-Springdale-Rogers market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. In all of the markets where we have entered into LSAs, except for two, we do not provide programming other than news (comprising less than 15 percent of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to operate under the terms of these agreements until the rule is reviewed.

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50 percent of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39 percent of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.

The stations Nexstar owns have a combined national audience reach of 5.2 percent of television households with the UHF discount.

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

The new cross media ownership rule adopted on June 2, 2003 was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this rule back to the FCC for further consideration. On January 31, 2005, the National Association of Broadcasters and several industry parties requested the United States Supreme Court to review the Third Circuit’s decision. The new rule is also subject to petitions for reconsideration at the FCC and to Congressional review and potential modification. So long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the current Radio/Television Cross-Ownership Rule and Local Television/Newspaper Cross-Ownership Rule continue to govern cross media ownership.

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

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent in connection with the carriage of their analog signal on cable television systems within their DMA. For a majority of our stations the most recent election was made October 1, 2002, and is effective for the three-year period that began January 1, 2003. The next election date is October 1, 2005, for the three-year period beginning January 1, 2006.

If a broadcaster chooses to exercise must-carry rights, it may request cable system carriage on the station’s over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry a station’s signal in compliance with the broadcaster’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcoasters consent. This generally requires the cable system and television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal.

In most instances, we have elected to exercise our retransmission consent rights rather than electing must-carry status, and have negotiated retransmission consent agreements with cable television systems in our markets. The terms of these agreements generally range from three to ten years or are interim agreements for a shorter period of time, and provide for the carriage of our stations’ signals. Of Mission’s stations, some stations have elected to exercise their retransmission consent rights; other stations have opted for must-carry status; one station has both retransmission consent agreements and must-carry status; and the majority of stations have elected retransmission consent rather than must-carry status in most instances and have either negotiated carriage agreements or interim carriage agreements which provide for the carriage of the stations’ signals.

On December 31, 2004, our retransmission consent agreements with subsidiaries of Cox Communications, Inc. (“Cox”) for television stations KLST (San Angelo) and Mission’s retransmission consent agreements for KRBC (Abilene) expired. Also on December 31, 2004, our and Mission’s retransmission consent agreements with Cable One, Inc. (“Cable One”) for KSNF (Joplin), KTAL (Texarkana - Shreveport) and KODE (Joplin) expired. On February 1, 2005, our retransmission consent agreement with Cox for KTAL expired. Therefore, Cox and Cable One are no longer permitted by law to carry these stations’ signals.

We and Mission have requested that Cox and Cable One pay a cash per subscriber fee in exchange for their right to carry the stations’ signals. Cox and Cable One have informed us and Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, Cox submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct us and Mission to negotiate in good faith for retransmission consent agreements for KLST and KRBC. On February 8, 2005, we and Mission submitted a joint response to the Complaint. On February 24, 2005, Cox filed a response to the filing made by us and Mission. This matter remains pending before the FCC.

Direct-to-Home Satellite Services and Carriage Rights. In November 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) allowing direct broadcast satellite providers to continue carrying local channels and extending the requirement that direct broadcast satellite services such as DirecTV and EchoStar carry, upon request, the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. In addition, satellite providers also may carry “significantly viewed” out-of-market stations and may continue to provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network under certain circumstances. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service. SHVERA also allows subscribers who were not receiving a digital signal as of December 8, 2004 to receive distant signals for digital television programming if the subscriber is receiving the local analog signal and the subscriber cannot receive a local digital signal over-the-air.

Satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now carrying other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. SHVERA also now permits satellite providers to carry “significantly viewed” out-of-market stations in certain circumstances when local-into-local service is provided.

Commercial television stations were required to make initial elections for retransmission consent or must-carry status with DBS operators in July 2001, for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Satellite market areas are based on A.C. Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations. DirecTV currently provides satellite carriage of our and Mission’s stations in the Little Rock-Pine Bluff, Shreveport, Wilkes Barre-Scranton, Ft. Wayne, Springfield, Evansville, Peoria, Rochester, Ft. Smith-Fayetteville-Springdale-Rogers and Champaign-Springfield-Decatur markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene, Amarillo, Champaign-Springfield-Decatur, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Peoria, Rochester, Rockford, Terre Haute, Wichita Falls, TX-Lawton, OK, Shreveport, Springfield and Wilkes Barre-Scranton markets. Nexstar and Mission have long-term carriage agreements with both DirecTV and EchoStar that provided for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television. Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new channels for advanced television to existing broadcast stations in the first half of 1997. For each licensed television station the FCC allocated a DTV channel which is different from the station’s analog channel. In general, the DTV channels assigned to television stations are intended to provide stations with DTV coverage areas that replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. The FCC required all remaining commercial television stations in the United States to start broadcasting with at least a low-power digital signal by May 1, 2002, unless the FCC granted an extension of time. Stations may broadcast both analog and DTV signals until at least December 31, 2006. After December 31, 2006, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Beginning April 1, 2005, a station must simulcast 100% of its analog programming on its DTV channel.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition from simultaneous digital and analog transmission to DTV-only operations. At the end of the transition these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the core channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations and the stations we provide services to fall within the first or second group. Five stations have their DTV assignments outside the core. We do not operate or provide services to any stations for which both the analog and DTV channels are outside the core.

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

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005; provided that if the permanent DTV channel elected is different from the DTV channel on which the station currently is operating, then the station need only construct DTV facilities that serve 100 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. All other stations are required to construct full-power DTV facilities by July 1, 2006; provided that the remaining stations whose final elected DTV channel will be different from the DTV channel on which the station currently is operating need only construct DTV facilities that serve 80 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) 15% or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV signal, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. The FCC is working to establish a date certain for the end of the transition. In addition, Congress is currently considering whether to revise this criteria or set a date certain.

DTV Channel Election. On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. This channel election process will encompass three selection rounds. On February 10, 2005, station operators with both their analog and DTV channels inside the core were required to select which of their assigned channels they intend to use for permanent DTV operations. Stations with only one channel in the 2-51 range (Nexstar’s KQTV, WCFN, WFFT, WHAG, WJET and Mission’s WFXP and KOLR) were required to select a permanent channel or defer a permanent channel selection until the second round, which the FCC tentatively has scheduled for the summer of 2005. All of our stations and the stations we provide services to made a permanent channel election in the first round except for KQTV, for which we have deferred election until the second round.

DTV MVPD Carriage. With respect to cable system carriage of television stations that are broadcasting both analog and DTV signals, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. If a television station operates only as a DTV station, or returns its analog channel to the FCC and converts to digital-only operations, it may assert must-carry rights for its DTV signal. Digital television signals carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC will address the DTV carriage issue at a later time.

The exercise of must-carry rights by a digital-only television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems and DBS providers are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system and if they are not provided to viewers for free.

Other New DTV Requirements. The FCC also adopted new Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the new PSIP requirements, which required the installation of new equipment, by February 1, 2005. We and Mission requested a short extension of time to comply with the new PSIP requirements from the FCC due to vendor delivery issues. The installation of the equipment necessary to meet the new PSIP requirements cost approximately $1.3 million in total for our stations and the stations to which we provide services to. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

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

The FCC’s EEO rules, which became effective on March 10, 2003, require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years.

The Telecommunications Act of 1996 directed the FCC to establish, if the broadcast industry did not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines. Congress currently is holding hearings on other measures to strengthen the FCC’s indecency regulations. These new measures may impact our stations due to our agreements with the networks.

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

Proposed Legislation and Regulations. The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations and the stations we provide services to. The FCC also has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules and to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest. In addition, the FCC may decide to initiate other new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry generally.

Employees

As of December 31, 2004, we had a total of 2,072 employees, comprised of 1,810 full-time and 262 part-time or temporary employees. As of December 31, 2004, 191 of our employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2004, Nexstar and Mission had $629.9 million of debt, which represented 102.8% of Nexstar and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under the senior credit facilities is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contractual Obligations” for disclosure of approximate aggregate amount of principal indebtedness scheduled to mature.

In addition, our and Mission’s high level of debt requires us and Mission to dedicate a substantial portion of cash flow to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. We and Mission could also incur additional debt in the future. The terms of our and Mission’s senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt. To the extent we or Mission incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing our debt contain various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facility and the indentures governing our publicly-held notes contain various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

In addition, our senior credit facility requires us to maintain or meet certain financial ratios, including consolidated leverage ratios and interest coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business. Mission’s senior credit facility contains similar terms and restrictions.

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

Mission is 100% owned by an independent third party. Mission owns and operates the following television stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KRBC, KSAN (formerly KACB), KOLR, KHMT, KAMC, KCIT, KCPN-LP, WUTR, WBAK and WTVO (the acquisition of WTVO by Mission closed on January 4, 2005). We have entered into various local service agreements with Mission pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. In addition, the sole shareholder of Mission has granted us a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

We do not own Mission or Mission’s television stations. However, we are deemed to have a controlling financial interest in them under U.S. GAAP. In order for our arrangements with Mission under the local service agreements to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result, Mission’s sole shareholder and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission. For instance, we may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, Mission’s sole shareholder could choose to pay himself a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Except for Mission-owned KCPN-LP, all of the stations we operate or provide services to have affiliation agreements with a network––twelve stations have primary affiliation agreements with NBC, eight with CBS, nine with ABC, twelve with Fox and three with UPN. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and UPN provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, affiliated stations also receive cash compensation from these networks.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times beginning in June 2005 through January 2013, except for one network affiliation agreement which can be terminated upon 30 days prior written notice by the network. We are currently in negotiation with ABC regarding the network affiliation agreement for three of our stations, all of which expired in January 2005. Mission is currently in similar discussion with ABC regarding the network affiliation agreement for one of its stations. ABC has granted short-term extensions of the existing agreements as renewal discussions continue. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see “Business––Network Affiliations.”

The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies.

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder, President and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies.

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

We have experienced rapid growth. Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired 15 stations and contracted to provide service to 10 additional stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;

•	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;

•	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;

•	we may experience difficulties integrating operations and systems, as well as, company policies and cultures;

•	we may fail to retain and assimilate employees of the acquired business; and

•	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

We have created duopolies in some of our markets by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately-owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

While our existing local service agreements comply with FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating duopoly-type opportunities, or that the FCC will not challenge our existing arrangements with Mission or Sinclair Broadcast Group, Inc. in the future. On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make TV joint sales agreements attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding. However, if the FCC adopts a JSA attribution rule for TV stations we will be required to comply with the rule. In addition, if in response to a third party complaint, the FCC challenges our existing arrangements with Mission or Sinclair and determines that such arrangements violate the FCC’s rules or policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes toward the local television ownership limits in-market stations when one station owner programs a second in-market station pursuant to a time brokerage agreement (“TBA”) or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC likely will review these “grandfathered” TBAs during 2005 or 2006. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, Nexstar and Mission will be required to terminate the TBAs for stations WFXP and KHMT, unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

Failure to construct full-power DTV facilities may lead to a loss of station coverage area or other FCC sanctions.

FCC regulations required all commercial television stations in the United States to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. Except for WFXV, WQRF and KNWA (formerly KFAA), all of the television stations we and Mission own and operate or provide services to are broadcasting at least a low power digital television signal. WQRF received its DTV construction permit on November 2004 and has until November 2005 to construct DTV facilities. WFXV received its DTV construction permit on January 14, 2005 and has until January 14, 2006 to construct its DTV facilities. J.D.G. Television, Inc. (“JDG TV”), the former licensee of KNWA, had until March 4, 2004 to construct DTV facilities for the station. On February 20, 2004, JDG TV filed a request for extension of time to construct the DTV facilities; the FCC has not yet acted on this request. On August 3, 2004, JDG TV requested FCC consent to modify KNWA’s proposed DTV facilities. The FCC granted KNWA a modified DTV construction permit, establishing a construction deadline of March 3, 2005. On January 21, 2005, we filed a request with the FCC to extend KNWA’s modified construction permit deadline. When the FCC acts on our extension request, we will have six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period we could be subject to further sanctions, including, eventually, loss of the DTV construction permit.

The digital transmissions may initially be low-power, but full-power transmission will be required by July 1, 2005 for stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) affiliates in the top-100 markets and by July 1, 2006 for all other stations. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues). For each of the stations we and Mission own and operate or provide services to that do not obtain a waiver and are not broadcasting a full-power digital signal by the deadlines set by the FCC, such station may lose its interference protection, which could have a material adverse effect on the station.

The interest of our principal stockholder, ABRY Partners, LLC and its affiliated funds (“ABRY”), in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

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

As a result of ABRY’s controlling interest in us, ABRY is able to exercise a controlling influence over our business and affairs. ABRY is able to unilaterally determine the outcome of any matter submitted to a vote of our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, five of our directors are or were affiliated with ABRY. ABRY’s interests may differ from the interests of other securityholders and ABRY could take actions or make decisions that are not in the best interests of our securityholders. Furthermore, this concentration of ownership by ABRY may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer for our shares.

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

In addition, a change in control would be an event of default under our senior credit facility and trigger the rights of holders of our publicly-traded notes to cause us to repurchase such notes. These events would add to the cost of an acquisition, which could deter a third party from acquiring us.

Nexstar and Mission have a history of net losses and a substantial accumulated deficit.

Nexstar and Mission had consolidated net losses of $20.5 million, $71.8 million and $99.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2004, Nexstar and Mission had a combined accumulated deficit of $410.0 million. Nexstar and Mission may not be able to achieve or maintain profitability.

Nexstar and Mission have a material amount of goodwill and intangible assets, and if Nexstar and Mission are required to write down goodwill and intangible assets in future periods in compliance with prevailing accounting standards, it would reduce Nexstar and Mission’s net income, which in turn could materially and adversely affect Nexstar and Mission’s results of operations.

Approximately $519.6 million, or 70.7%, of Nexstar and Mission’s combined total assets as of December 31, 2004, consist of goodwill and unamortized intangible assets. Intangible assets principally include network affiliation agreements and FCC licenses. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required Nexstar and Mission to complete a transitional test of goodwill and FCC licenses for impairment and, as a result, Nexstar and Mission recorded goodwill impairment loss of $43.5 million, net of taxes, which has been accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002. We and Mission completed our annual tests for impairment of goodwill and FCC licenses as of December 31, 2004 and 2003 with $0 impairment being recognized in 2004 and 2003 from this testing.

Risks Related to Our Industry

Nexstar’s operating results are dependent on advertising revenue and as a result, Nexstar may be more vulnerable to economic downturns and other factors beyond Nexstar’s control than businesses not dependent on advertising.

Nexstar derives revenue primarily from the sale of advertising time. Nexstar’s ability to sell advertising time depends on numerous factors that may be beyond Nexstar’s control, including:

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes Nexstar’s operating results particularly susceptible to prevailing economic conditions. In general, advertising revenue declined substantially in 2001 due in large part to the economic recession and the terrorist attack on September 11, 2001. We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

Nexstar may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is a terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcast station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect Nexstar’s results of operations.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures for which we might not see a return on our investment.

It will be expensive to convert from the current analog format to digital format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 40 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. Digital conversion expenditures were $0.3 million and $3.4 million, respectively, for the years ended December 31, 2004 and 2003.

The transition to DTV eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

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

The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue transmitting local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our and Mission’s stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our and Mission’s stations only in the Little Rock-Pine Bluff, Shreveport, Wilkes Barre-Scranton, Ft. Wayne, Springfield, Evansville, Peoria, Rochester, Ft. Smith-Fayetteville-Springdale-Rogers and Champaign-Springfield-Decatur markets. EchoStar currently provides satellite carriage of our and Mission’s stations only in the Abilene, Amarillo, Abilene, Champaign-Springfield-Decatur, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Peoria, Rochester, Rockford, Terre Haute, Wichita Falls, TX-Lawton, OK, Shreveport, Springfield and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

If we are unable to reach retransmission consent agreements with cable companies for the carriage of our stations’ signals, we could lose audience share and revenue.

The Communications Act permits stations to elect between retransmission consent and mandatory carriage (must-carry) in connection with the carriage of their stations’ signals by cable companies. Nexstar’s stations have elected to exercise their retransmission consent rights and have negotiated agreements with cable companies for the carriage of its stations’ signals. Some of Mission’s stations also have elected retransmission consent and have negotiated agreements with cable companies for the carriage of these stations’ signals.

On December 31, 2004, our and Mission’s retransmission consent agreements with Cox Communications, Inc. for the carriage of stations KLST and KRBC expired. Also on December 31, 2004, our and Mission’s retransmission consent agreements with Cable One, Inc. for KSNF, KTAL and KODE expired. On February 1, 2005, our retransmission consent agreement with Cox for KTAL expired. We and Mission have been unable to reach new agreements with Cox or Cable One for the carriage of these stations. If new agreements with Cox or Cable One are not reached, we and Mission could lose audience share which would affect our revenue. We are currently unable to determine the ultimate outcome of these matters, but do not believe they will have a material effect on our consolidated financial condition or results of operations.

The FCC can sanction us for programming on our stations which it finds to be indecent.

In 2004, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our and Mission’s stations’ programming is in large-part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In addition, Congress currently is considering legislation that will substantially increase the maximum amount the FCC can fine broadcasters for the broadcast of indecent programming and may consider permitting the FCC to institute license revocation proceedings against any station which repeatedly violates the indecency regulations.

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

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibited any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) had an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of the stations we own or provide services to can be the owner of a competing station in the market.

On June 2, 2003, the FCC eliminated its radio/television cross-ownership rule and its local television/newspaper cross-ownership rule, replacing both with a new single cross media ownership rule. Under this new rule, a daily newspaper, under certain circumstances, may be able to own a television station in the same market. This means that the owner of a local newspaper could become the owner of a competing station in the market. This rule was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded the rule back to the FCC for further consideration. On January 31, 2005, the National Association of Broadcasters and other industry parties requested the U.S. Supreme Court to review the Third Circuit’s decision. For more information about this rule, which also remains subject to petitions for reconsideration at the FCC and Congressional review and modification, see “Business—Federal Regulation of Television Broadcasting—Cross Media Ownership.”

Item 2.	Properties

We lease our primary corporate headquarters, which are located at 909 Lake Carolyn Parkway, Irving, Texas 75039 and occupy approximately 8,749 square feet.

Nexstar and Mission own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport Bureau	Leased	811 Sq. Ft.	12/31/07
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—

KARK—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—

WYOU—Wilkes Barre-Scranton, PA
News Bureau/Office-Studio	Leased	6,977 Sq. Ft.	11/30/09
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	month to month

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building – Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/08
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/07
Roof Top & Boiler Space – Danville Tower	Leased	20 Sq. Ft.	11/30/07
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio	100% Owned	1.2 Acres	—
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Office-Studio	Leased	8,000 Sq. Ft.	1/31/10
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio	100% Owned	17,375 Sq. Ft.	—

WBAK—Terre Haute, IN
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

WFXP—Erie, PA
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (2)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (2)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	year to year

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	240 Sq. Ft.	10/1/05

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio	100% Owned	2.98 Acres	—
Office-Studio	100% Owned	14,532 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

WDHN—Dothan, AL
Office-Studio- Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KSAN—San Angelo, TX
Office-Studio	Leased	3.485 Acres	4/30/06
Tower/Transmitter Site	Leased	10 Acres	5/15/09

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	4/1/06
Sales Office-Frederick	Leased	1,200 Sq. Ft.	5/31/05
Sales Office-Cumberland	Leased	1,200 Sq. Ft.	month to month
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21
Transmitter Site	Leased	1,600 Sq. Ft.	5/12/21

KSFX (3)—Springfield, MO
Office-Studio (4)	—	—	—
Tower/Transmitter Site	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	29.857 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	5/31/06

KCIT/KCPN-LP—Amarillo, TX
Office Studio (5)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County	Leased	80 Sq. Ft.	5/31/06
Tower/Transmitter Site—Panhandle, OK	Leased	80 Sq. Ft.	month to month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	3/1/05

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMC—Lubbock, TX
Office-Studio (6)	—	—	—
Tower/Transmitter Site	Leased	790 Sq. Ft.	5/12/21
Tower/Transmitter Site	Leased	4,316 Sq. Ft.	9/1/12

WFXV—Utica, NY
Building	100% Owned	.91 Acres	—
Office-Studio (7)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Smith Hill	Leased	200 Sq. Ft.	10/1/07
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/06
Tower/Transmitter Site—Burlington	Leased	6.316 Acres	9/1/06

WPNY–LP—Utica, NY
Office-Studio(8)	—	—	—

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/32
Tower/Transmitter Site	Leased	75 Sq. Ft.	1/17/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	9/30/05
Tower/Transmitter Site—Rosebud	Leased	1 Acre	month to month
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/30
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	month to month
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	month to month

KHMT – Billings, MT
Office-Studio(9)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WQRF—Rockford, IL
Office-Studio	Leased	12,500 Sq. Ft.	month to month
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

WTVO—Rockford, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—

Corporate Branch Office—Terre Haute, IN	Leased	1,227 Sq. Ft.	7/31/06

Corporate Office—Irving, TX	Leased	8,749 Sq. Ft.	2/16/08

Corporate Office Offsite Storage—Dallas, TX	Leased	300 Sq. Ft.	month to month

(1)	The office space and studio used by WBAK are owned by WTWO.
(2)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(3)	Effective January 17, 2005, KDEB changed its call letters to KSFX.
(4)	The office space and studio used by KSFX are owned by KOLR.
(5)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(6)	The office space and studio used by KAMC are owned by KLBK.
(7)	The office space and studio used by WFXV are owned by WUTR.
(8)	The office space and studio used by WPNY-LP are owned by WFXV.
(9)	The office space and studio used by KHMT are owned by KSVI.

Item 3.	Legal Proceedings

From time to time, Nexstar and Mission are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, Nexstar and Mission believe the resulting liabilities would not have a material adverse effect on Nexstar’s and Mission’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The Nasdaq Stock Market’s National Market (“Nasdaq”) under the symbol “NXST”.

The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated, as reported by Nasdaq:

2003:	High	Low
4th Quarter 2003 (beginning November 25)	$13.89	$12.08

2004:
1st Quarter 2004	$14.50	$10.63
2nd Quarter 2004	$13.17	$9.99
3rd Quarter 2004	$11.21	$7.75
4th Quarter 2004	$9.25	$6.54

The following table summarizes the outstanding shares of common stock held by shareholders of record as of January 31, 2005:

Class	Shares Outstanding	Shareholders of Record
Common - Class A	14,289,310	28(1)
Common - Class B	13,411,588	3
Common - Class C	662,529	1

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 3,000 stockholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Our subsidiaries’ senior credit facilities and the indentures governing our subsidiaries’ publicly-held notes restrict our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For an overview of our option plans and grants, we refer you to Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On December 30, 2003, we completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004.

	Fiscal years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share/unit amounts)
Statement of Operations Data:
Net broadcast revenue (1)	$224,659	$193,543	$188,118	$157,800	$174,475
Trade and barter revenue	21,081	20,789	18,159	18,919	18,140

Total net revenue	245,740	214,332	206,277	176,719	192,615

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	66,044	60,808	53,371	46,877	43,310
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	72,319	74,439	62,110	52,897	54,215
Merger related expenses	456	11,754	—	—	—
Amortization of broadcast rights	24,805	25,894	24,689	27,157	27,708
Depreciation and amortization	44,412	45,401	44,841	60,876	50,675

Income (loss) from operations	37,704	(3,964)	21,266	(11,088)	16,707
Interest expense	(52,265)	(68,342)	(67,419)	(62,091)	(42,861)
Loss on extinguishment of debt	(8,704)	(10,767)	(227)	(1,822)	(4,508)
Interest income	113	606	152	317	309
Other income (expenses), net	4,931	3,860	(1,216)	(2,937)	(133)

Loss from operations before income taxes	(18,221)	(78,607)	(47,444)	(77,621)	(30,486)
Income tax benefit (expense)	(4,385)	14,920	(8,179)	670	(2,041)

Loss before related party minority interest preferred dividend	(22,606)	(63,687)	(55,623)	(76,951)	(32,527)
Related party minority interest preferred dividend	—	—	—	(2,423)	—

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(22,606)	(63,687)	(55,623)	(79,374)	(32,527)
Cumulative effect of change in accounting principle, net of tax	—	(8,898)	(43,470)	—	—
Minority interest in consolidated entity	2,106	786		—	—

Net loss	$(20,500)	$(71,799)	$(99,093)	$(79,374)	$(32,527)

Other comprehensive loss:
Cumulative effect of change in accounting principle	$—	$—	$—	$(241)	$—
Change in market value of derivative instrument	—	—	3,731	(3,490)	—

Net loss and other comprehensive loss	$(20,500)	$(71,799)	$(95,362)	$(83,105)	$(32,527)

Net loss	(20,500)	(71,799)	(99,093)	(79,374)	(32,527)
Accretion of preferred interests	—	(15,319)	(17,481)	(10,095)	(6,030)

Net loss attributable to common share and unit holders	$(20,500)	$(87,118)	$(116,574)	$(89,469)	$(38,557)

Balance and diluted loss per share/unit:
Net loss attributable to common shareholders	$(0.72)	$(5.59)	$—	$—	$—
Net loss attributable to common unitholders	—	—	(18.75)	(17.56)	(10.57)
Cumulative effect of change in accounting principle	—	(0.57)	(6.99)	—	—
Basic and diluted:
Weighted average number of shares outstanding	28,363	15,576	—	—	—
Weighted average number of units outstanding	—	—	6,216	5,094	3,648

Balance Sheet Data (end of period):
Cash and cash equivalents	$18,505	$10,848	$29,201	$7,777	$6,547
Working capital (deficit)	35,249	20,405	26,210	27,883	(28,793)
Net intangible assets and goodwill	519,626	523,589	418,493	471,321	410,273
Total assets	734,965	727,096	614,491	668,603	599,039
Total debt (2)	629,898	598,938	471,280	453,010	405,276
Total member’s interest (deficit) or stockholder’s equity (deficit)	(17,295)	3,205	(103,932)	1,706	52,720

Cash Flow Data:
Net cash provided by (used for):
Operating activities	$31,911	$3,686	$28,741	$(14,891)	$24,049
Investing activities	(44,605)	(124,411)	(20,312)	(100,731)	(55,788)
Financing activities	20,351	102,372	12,995	116,852	33,324

Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$10,298	$10,294	$10,442	$(13,795)	$10,182
Cash payments for broadcast rights	10,520	12,395	11,932	11,810	13,049

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.
(2)	Excludes Nexstar’s guaranty of a $3.0 million loan for a related party in the years 2002, 2001 and 2000. The loan was repaid in December 2003 and the guaranty was terminated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in the Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

On December 30, 2003, we completed the acquisition of all of the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004. Common control existed because ABRY Partners, LLC, our principal stockholder, through its various funds both before and after the merger held more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards Statement No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in relation to SFAS No. 141.”

Additionally, on December 30, 2003, Mission completed a merger with VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and with Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we or Mission Broadcasting, Inc. (“Mission”) owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the year ended December 31, 2004 versus the year ended December 31, 2003 include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KSFX (formerly KDEB), WFFT, KAMR, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT. References to comparison on a same station basis for the year ended December 31, 2003 versus the year ended December 31, 2002 include the following stations: WYOU, KQTV, WBRE, KFDX, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, WCFN, WHAG, KSFX (formerly KDEB), WFFT, KAMR, WQRF, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC, KHMT, WFXV and WPNY. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to “the Company” refers to Nexstar and Mission collectively.

Introduction

We own and operate 28 television stations as of December 31, 2004. Through various local service agreements with Mission, we currently program or provide sales and other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates 14 television stations as of December 31, 2004. We do not own Mission or its television stations. In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior secured credit facility and our arrangements under the local service agreements and purchase option agreements with

Mission described below, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission.

The following table summarizes the various local service agreements we have implemented as of December 31, 2004 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO (3)

(1)	We have a TBA with these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	We have both an SSA and a JSA with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs permit us to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission.
(3)	WTVO was not owned by Mission as of December 31, 2004, although it was operated by Mission under a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation. On January, 4, 2005, Mission consummated the acquisition of WTVO and operations under the TBA terminated.

Our ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have the effect of us receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the remaining stations listed above. We anticipate that we will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

In addition to the above local service agreements, Nexstar also guarantees the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of the senior secured credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar.

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

We do not own Mission or Mission’s television stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior credit facility and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of Nexstar’s controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding Nexstar’s financial performance. As discussed in Note 2 to the consolidated financial statements, we have considered the method of accounting under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of Nexstar’s financial position and results of operations includes Mission’s financial position and results of operations.

In addition to our agreements with Mission, pursuant to an outsourcing agreement that became effective December 1, 2001, with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), we provide engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties share the combined broadcast cash flow (as defined in the outsourcing agreement) generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. We have evaluated the arrangement under FIN No. 46 and determined that we are not the primary beneficiary of WYZZ.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.9% and 68.1% of Nexstar’s and Mission’s consolidated spot revenue for the years ended December 31, 2003 and December 31, 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission.

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

Industry Trends

Two significant industry-wide factors influenced the Company’s performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of 2003 and continued throughout 2004. Net broadcast revenue on a same station basis increased 11.7% from $156.3 million for the year ended December 31, 2003 to $174.6 million for the year ended December 31, 2004.

Also, political revenue is a factor when comparing the Company’s results for the three-year period. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. The 2002 results include the impact of additional advertising related to regional elections for governorships and congressional seats. Since 2004 was an election year, a large percentage of the Company’s revenue growth in 2004 was attributable to political revenue. Political revenue was $26.7 million, $4.4 million and $29.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races.

Local Service Agreements and Acquisitions

The local service agreements and acquisitions described below, which were entered into by Nexstar and Mission during the fiscal years ended December 31, 2002, 2003 and 2004, affect the year-to-year comparability of the operating results discussed below:

•	In December 2001, Mission entered into a purchase agreement and a TBA with GOCOM Broadcasting of Joplin, L.L.C. (a subsidiary of the company now known as Piedmont Television Holdings, LLC) with regard to KODE, the ABC affiliate in the Joplin, Missouri-Pittsburg, Kansas market. Pursuant to the TBA, Mission was allowed to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in consideration for a monthly fee. In September 2002, Mission acquired certain of the assets of KODE for $14.0 million, exclusive of transaction costs. On April 1, 2002, Nexstar entered into an SSA with Mission, whereby Nexstar-owned KSNF provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to us. Additionally, Nexstar entered into a JSA with Mission for KODE, effective October 1, 2004, whereby Nexstar-owned KSNF purchases all advertising time and retains the advertising revenue in return for payments to Mission of 70% of the KODE net revenue collected each month.

•	On April 1, 2002, Nexstar converted WCFN from a satellite station of WCIA to a UPN-affiliated station. As a result, WCFN became a full-power station capable of generating revenue of its own. For discussion purposes on a same station basis, Nexstar has excluded WCFN’s revenue and expenses.

•	On December 13, 2002, Mission entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. Upon the closing of the acquisition, Mission entered into an SSA with Nexstar pursuant to which Nexstar-owned KTAB provides certain services including news production, technical maintenance and security for KRBC and KSAN in exchange for a flat monthly fee. On June 1, 2004, Nexstar and Mission entered into a separate agreement for KSAN, pursuant to which Nexstar-owned KLST provides certain services including news production, technical maintenance and security for KSAN in exchange for a flat fee of $50 thousand per month. Effective June 1, 2004, Nexstar also entered into a JSA with Mission for KSAN, whereby Nexstar’s station KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month. Effective July 1, 2004, Nexstar also entered into a JSA with Mission for KRBC, whereby Nexstar’s station KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month. Mission accounted for the results of operations of KRBC and KSAN under a TBA from January 1, 2003 to June 13, 2003.

•	On December 30, 2002, Nexstar entered into a purchase agreement and TBAs with two subsidiaries of Morris Multimedia, Inc., with regard to KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the TBAs commenced on February 1, 2003. On August 1, 2003, Nexstar completed the acquisition of the stations for total consideration of $91.5 million, exclusive of transaction costs. Nexstar accounted for the results of operations of KARK and WDHN under a TBA from February 1, 2003 to August 1, 2003.

•	On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facility. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its senior credit facility. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand from Mission. Mission also entered into a JSA, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of 70% of the WBAK net revenue collected each month. Mission evaluated its arrangement with Bahakel Communications under FIN No. 46 and determined that it was the primary beneficiary of WBAK. Mission had therefore consolidated the financial position and results of operations of WBAK under FIN No. 46 from May 9, 2003 to April 6, 2004.

•	On September 12, 2003, our predecessor Nexstar Broadcasting Group, L.L.C. (“Nexstar Group LLC”), signed a definitive agreement to acquire all of the subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional five stations, primarily in medium-sized markets. On the same date, Nexstar Group LLC also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group LLC performed certain management functions pending completion of the purchase. Nexstar Group LLC received no compensation under the management agreement. Nexstar Group LLC was, however, reimbursed for any expenses incurred. On December 30, 2003, we (Nexstar Group LLC merged into us on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The consideration for the merger consisted of a combination of cash, shares of our common stock and the assumption of debt. Our 2003 and 2002 consolidated financial statements were restated to include Quorum’s historical financial results.

•	On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million, exclusive of transaction costs. Operations under a TBA between us and J.D.G. Television, Inc. began on October 16, 2003. On January 7, 2005, Nexstar consummated the acquisition and operations under the TBA terminated. Effective August 13, 2004, KPOM changed its call letters to KFTA and KFAA changed its call letters to KNWA. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KFTA/KNWA. Nexstar has therefore consolidated the financial position and results of operations of KFTA/KNWA since October 16, 2003, and pursuant to FIN No. 46, J.D.G. Television, Inc.’s ownership is currently reflected as minority interest in these consolidated financial statements.

•

On December 17, 2003, Mission entered into a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account which was funded with borrowings under its senior credit facility. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowing of $2.9 million under its senior credit facility. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month. Mission has consolidated the financial position and results of operations of WUTR since April 1, 2004, the date of its acquisition.

•	On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation. Operations under a TBA between Nexstar and Jewell Television Corporation began on June 1, 2004 and terminated upon the purchase of the station. On November 30, 2004, Nexstar purchased substantially all of the assets of KLST for $12.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we made a down payment of $1.7 million against the purchase price on May 21, 2004, which was funded from available cash. We paid the remaining $10.3 million upon consummation of the acquisition on November 30, 2004, exclusive of transaction costs, which was funded from available cash. Simultaneous with the TBA, Nexstar implemented a JSA whereby, KLST purchases all the advertising time on Mission-owned KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month. An SSA was also implemented whereby KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat monthly fee. Nexstar has evaluated its arrangement with Jewell Television Corporation under FIN No. 46R and has determined that it is the primary beneficiary of KLST. The Company had therefore consolidated the financial position and results of operations of KLST from June 1, 2004 to November 30, 2004.

•	On October 4, 2004, Mission entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between Mission and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. On January 4, 2005, Mission consummated the acquisition and operations under the TBA terminated. Mission entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month. Mission has evaluated its arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and has determined that it is the primary beneficiary of WTVO. Mission has therefore consolidated the financial position and results of operations of WTVO since November 1, 2004, and pursuant to FIN No. 46R, Young Broadcasting, Inc. and Winnebago Television Corporation’s ownership is currently reflected as minority interest in these consolidated financial statements.

Recent Developments

WTVO Acquisition

On January 4, 2005, Mission consummated the acquisition of WTVO, the ABC affiliate in Rockford, Illinois, from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility.

KFTA/KNWA Acquisition

On January 7, 2005, Nexstar purchased substantially all of the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springfield-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. Nexstar paid the remaining $7.0 million upon consummation of the acquisition on January 7, 2005, exclusive of transaction costs, which was funded from available cash.

Call for Redemption of 12% Notes

On March 14, 2005, Nexstar Broadcasting entered into a binding commitment with a syndicate of commercial banks to fund the redemption of $160.0 million in aggregate principal amount of 12% Notes and refinance its bank credit facility. On March 2, 2005, Nexstar Broadcasting called for redemption of all the outstanding 12% Notes that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. The aggregate redemption payment of $169.6 million plus accrued interest will be made on April 1, 2005. The redemption amount includes a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes is expected to result in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $4.7 million of previously capitalized debt financing costs and $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar expects to record a gain during the second quarter of 2005 of approximately $2.3 million from the recognition of a SFAS No. 133 hedge accounting adjustment.

Refinancing of Nexstar and Mission Credit Facilities

In connection with the refinancing of the Nexstar Credit Facility, Nexstar Broadcasting will enter into a new senior secured credit facility agreement which will replace Nexstar’s previous bank credit facility agreement. Nexstar’s new credit facility will consist of a $182.3 million term loan and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. Financial covenants under the new credit facility agreement will include a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

In conjunction with the refinancing discussed above, Mission will also enter into a new senior secured credit facility agreement which will replace its previous bank credit facility agreement. Mission’s new credit facility will consist of a $172.7 million term loan and a $50.0 million revolving loan. Terms of the new Mission credit facility, including debt covenants and maturity, will be the same as the terms of the new Nexstar credit facility described above.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for Nexstar’s television stations KLST (San Angelo), KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television stations KRBC (Abilene) and KODE (Joplin). Also, on February 1, 2005, Nexstar’s retransmission consent agreement expired for its television station KTAL. As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals.

Nexstar and Mission have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed Nexstar and Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, one of the Cable Operators submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct Nexstar and Mission to negotiate in good faith for retransmission consent agreements for KLST and KRBC. On February 8, 2005, Nexstar and Mission submitted their joint response to the complaint. On February 24, 2005, one of the Cable Operators filed a response to the filing made by Nexstar and Mission. This matter remains pending before the FCC. If Nexstar and Mission do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of these matters, but do not believe they will have a material effect on our consolidated financial position or results of operations.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by Nexstar’s and Mission’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$149,647	57.6	$138,289	62.2	$118,739	54.4
National	70,042	27.0	65,481	29.4	56,675	25.9
Political	26,666	10.3	4,372	2.0	29,109	13.3
Network compensation	8,508	3.3	8,329	3.7	8,250	3.8
Other	4,801	1.8	5,956	2.7	5,628	2.6

Total gross revenue	259,664	100.0	222,427	100.0	218,401	100.0
Less: Agency and national representative commissions	35,005	13.5	28,884	13.0	30,283	13.9

Net broadcast revenue	224,659	86.5	193,543	87.0	188,118	86.1
Trade and barter revenue	21,081		20,789		18,159

Total net revenue	$245,740		$214,332		$206,277

Results of Operations

The following table sets forth a summary of Nexstar’s and Mission’s operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Total net revenue	$245,740	100.0	$214,332	100.0	$206,277	100.0
Operating expenses:
Corporate expenses	10,941	4.5	12,607	5.9	9,934	4.8
Station direct operating expenses, net of trade	58,426	23.8	54,310	25.3	47,494	23.0
Selling, general and administrative expenses	61,378	25.0	61,832	28.8	52,175	25.3
Merger related expenses	456	0.2	11,754	5.5	—	—
Trade and barter expense	20,965	8.5	20,576	9.6	18,511	9.0
Depreciation and amortization	44,412	18.1	45,401	21.2	44,841	21.7
Amortization of broadcast rights, excluding barter	11,458	4.7	11,816	5.5	12,056	5.9

Income (loss) from operations	$37,704		$(3,964)		$21,266

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenue

Local revenue was $149.6 million for the year ended December 31, 2004, compared to $138.3 million for the same period in 2003, an increase of $11.3 million, or 8.2%. An increase of $7.2 million was attributed to acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, local revenue for the year ended December 31, 2004 was $113.4 million, compared to $109.3 million for the year ended December 31, 2003, an increase of $4.1 million, or 3.8%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations and to lower revenue in 2003 as a result of the war in Iraq, which began in the first quarter of 2003.

National revenue was $70.0 million for the year ended December 31, 2004, compared to $65.5 million for the same period in 2003, an increase of $4.5 million, or 7.0%. An increase of $3.7 million was attributed to acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, national revenue for the year ended December 31, 2004 was $53.6 million, compared to $52.8 million for the year ended December 31, 2003, an increase of $0.8 million, or 1.5%.

Political revenue was $26.7 million for the year ended December 31, 2004, compared to $4.4 million for the same period in 2003, an increase of $22.3 million, or 509.9%. An increase of $3.5 million was attributed to acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, political revenue for the year ended December 31, 2004 was $22.9 million, compared to $4.1 million for the year ended December 31, 2003, an increase of $18.8 million, or 460.3%. The increase in political revenue was attributed to presidential and/or statewide races held in 2004 in Pennsylvania, Illinois, Indiana and Missouri.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $119.8 million for year ended December 31, 2004, compared to $116.1 million for the same period in 2003, an increase of $3.7 million, or 3.2%. An increase of $6.9 million was attributed to acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the year ended December 31, 2004 was $89.7 million, compared to $92.9 million for the year ended December 31, 2003, a decrease of $3.2 million, or 3.5%. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments. The year ended December 31, 2003 included a payment and related taxes of $4.1 million paid to Perry A. Sook, our President and Chief Executive Officer, which was used by Mr. Sook to repay a loan guaranteed by Nexstar.

Merger related expenses were $0.5 million for the year ended December 31, 2004, compared to $11.8 million for the same period in 2003, a decrease of $11.3 million, or 96.1%. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs (including $7.8 million paid to Quorum’s former management team), termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $10.9 million for the year ended December 31, 2004, compared to $12.6 million for the same period in 2003, a decrease of $1.7 million, or 13.2%. The decrease was primarily attributed to the elimination of certain costs, such as personnel related costs and professional fees, associated with separate corporate overhead from Quorum Broadcast Holdings, LLC, which we merged with in 2003, offset by an increase in regulatory compliance and financial reporting costs.

Depreciation of property and equipment was $17.9 million for the year ended December 31, 2004, as compared to $20.5 million for the same period in 2003, a decrease of $2.6 million, or 12.3%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

The amortization of intangible assets was $26.5 million for the year ended December 31, 2004, compared to $24.9 million for the same period in 2003, an increase of $1.6 million, or 6.1%. The increase was primarily attributed to the amortization of intangible assets from newly acquired or initially consolidated television stations WUTR, WBAK, KLST, KFTA/KNWA and WTVO, partially offset by assets at certain stations becoming fully amortized during 2004.

Amortization of broadcast rights, excluding barter, was $11.5 million for the year ended December 31, 2004, compared to $11.8 million for the same period in 2003, a decrease of $0.3 million, or 3.0%. The decrease was primarily attributed to negotiated local cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired or initially consolidated television stations WUTR, WBAK, KLST, KFTA/KNWA and WTVO.

Income from Operations

Income from operations was $37.7 million for the year ended December 31, 2004, compared to a loss from operations of $4.0 million for the same period in 2003, an increase of $41.7 million. An increase of $0.2 million was attributed to acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003. On a same station basis, income from operations for the year ended December 31, 2004 was $33.3 million, compared to a loss from operations of $8.2 million for the year ended December 31, 2003, an increase of $41.5 million. The increase in income from operations in 2004 is primarily attributable to the increase in net revenue and decrease in merger related expenses as described above.

Interest Expense

Interest expense decreased by $16.1 million, or 23.5%, for the year ended December 31, 2004, compared to the same period in 2003. The decrease in interest expense was partially attributed to lower interest rates on our and Mission’s senior credit facilities and the redemption of $37.0 million principal amount at maturity of senior discount notes (the “16% notes”) of Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly owned subsidiary of Nexstar, in January 2004. The year ended December 31, 2003 included the redemption of Quorum’s senior discount notes including the associated call premium and acceleration of amortization which added an additional $6.7 million to interest expense. In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. On adoption of the standard on July 1, 2003, we reclassified certain redeemable preferred and common units as a liability and recorded $8.9 million as a cumulative effect of change in accounting principle. Additionally, for the three months ended December 31, 2003, we were required to record the change in fair value of the liability as interest, which resulted in an adjustment to interest expense of $3.9 million for 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $8.7 million for the year ended December 31, 2004, consisting of $5.9 million in call premium and accelerated amortization related to the redemption of the 16% notes, the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% notes and the write off of $1.9 million of certain debt financing costs related to the amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004. Loss on extinguishment of debt of $10.8 million for the year ended December 31, 2003 represented the write off of $5.8 million of certain debt financing costs related to the refinancing of the senior secured credit facilities for Nexstar Broadcasting and Mission in February 2003, the amending of the senior credit facilities which resulted in the write off of $3.1 million of debt financing costs during the fourth quarter of 2003 and the repayment of the Quorum credit facilities on December 30, 2003 which resulted in the write off of $1.8 million of capitalized debt financing costs.

Other Income

Other income was $4.9 million for the year ended December 31, 2004 as compared to $3.9 million for the same period in 2003. The marking-to-market of the interest rate swap agreements resulted in recognition of $2.6 million and $3.7 million in other income for the years ended December 31, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. The termination of the swap agreement on December 31, 2004 resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004. Other income for the year ended December 31, 2004 includes a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income tax expense for the year ended December 31, 2004, was $4.4 million as compared to an income tax benefit of $14.9 million for the same period in 2003. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for certain deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not likely to be realized in the foreseeable future.

Prior to its reorganization in 2003, Nexstar’s predecessor and most of its subsidiaries were taxed as separate taxable entities or as a partnership. Subsidiaries purchased in stock transactions prior to the reorganization remained separate taxable entities with these purchases creating tax liabilities due to the temporary differences between the carrying amounts and tax basis of assets and liabilities. As a result of the reorganization, all of the subsidiaries now reside in a single taxable entity, allowing the assets and liabilities giving rise to deferred taxes the ability to offset. The offset allowed Nexstar to reduce the valuation allowance in 2003. The tax benefit exceeded the deferred tax expense resulting in a $14.9 million benefit.

Cumulative Effect of Change in Accounting Principle

During the third quarter of 2003, Nexstar recorded a cumulative effect of a change in accounting principle of $8.9 million as a result of the net change in the fair value of units subject to mandatory redemption pursuant to the adoption of SFAS No. 150.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $2.1 million for the year ended December 31, 2004 relates to the recognition of $2.1 million of expenses in the stations KFTA/KNWA and WTVO prior to the consummation of their acquisitions as a result of the application of FIN No. 46R. The minority interest in consolidated entity of $0.8 million for the year ended December 31, 2003 relates to the recognition of $0.8 million of expenses due to the application of FIN No. 46 as it pertains to stations KFTA/KNWA prior to the consummation of its acquisition and to the local service agreements Mission had with WBAK from May 9, 2003 to April 6, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Revenue

Net broadcast revenue for the year ended December 31, 2003 was $193.5 million, an increase of $5.4 million, compared to $188.1 million for the year ended December 31, 2002. An increase in net broadcast revenue of $21.4 million was attributed to acquisitions that occurred in 2002 and 2003 and to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, net broadcast revenue for the year ended December 31, 2003 was $171.9 million as compared to $187.9 million for the year ended December 31, 2002, a decrease of 8.5%, or $16.0 million. Of this decrease, $21.0 million was attributed to a decline in political revenue resulting from a lack of election campaigns in most of our markets in 2003, offset, in part, by increases in local demand of $3.4 million and national revenue of $1.7 million on a same station basis. The largest increases in non-political advertising revenue were incurred in the automotive, furniture and financial services categories, offset by a decline in the restaurant category. In March 2003, cancellations and modifications of advertising schedules were experienced as a result of the news coverage of the war in Iraq. Higher advertising revenue during even numbered years is expected as a result of revenue associated with the Olympic Games and political campaigns and lower advertising revenue during the odd-numbered years without Olympic Games and with nominal political activity.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2003 were $116.1 million, compared to $99.7 million for the comparable period in 2002, an increase of $16.4 million. Of the $16.4 million increase, $13.0 million was attributed to acquisitions that occurred in 2002 and 2003 and to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN, and $3.4 million related to increases in direct operating expenses at stations owned longer than one year. On a same station basis, station direct operating expenses and selling, general and administrative expenses, net of trade, for the year ended December 31, 2003 were $102.3 million as compared to $98.9 million for the year ended December 31, 2002, an increase of 3.4%, or $3.4 million. This increase resulted primarily from a payment and related taxes of $4.1 million paid to Perry A. Sook, our President and Chief Executive Officer, which was used by Mr. Sook to repay a loan guaranteed by Nexstar. This increase was partially offset by reduced payments under an outsourcing arrangement and a lower incurrence of health claims during the year ended December 31, 2003. In the first quarter of 2002, we made a non-recurring transfer tax payment of $0.2 million.

Merger related expenses of $11.8 million for the year ended December 31, 2003 included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests). Merger related expenses consisted primarily of severance costs (including $7.8 million paid to Quorum’s former management team), termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

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

The amortization of intangible assets was $24.9 million for the year ended December 31, 2003, compared to $21.8 million for the same period in 2002, an increase of $3.1 million. The increase in amortization was attributed to the amortization of intangible assets resulting from the following acquisitions: KODE, KRBC, KSAN, KARK and WDHN.

Income (Loss) from Operations

Loss from operations for the year ended December 31, 2003 was $4.0 million as compared to income from operations of $21.3 million for the year ended December 31, 2002, a decrease of $25.3 million. Income from operations in the amount of $3.9 million was attributed to acquisitions that occurred in 2002 and 2003 and to stations for which a local service arrangement was entered into after January 1, 2002 and WCFN. On a same station basis, loss from operations for the year ended December 31, 2003 was $7.0 million as compared to income from operations of $22.2 million for the year ended December 31, 2002. The $29.2 million decrease in income from operations is primarily attributed to the incurrence of $11.8 million of merger related expenses and a decrease in net revenue as described above.

Other Income

The change in market values of Nexstar’s and Mission’s derivative instruments and the marking-to-market of those interest rate swap agreements resulted in recognition of $3.7 million in other income for the year ended December 31, 2003 as compared to a loss of $1.3 million recognized in other expenses for the year ended December 31, 2002. The change was due to a fluctuation in market interest rates.

Interest Expense

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2003 was $68.3 million, compared to $67.4 million for the same period in 2002, an increase of $0.9 million. The increase in interest expense was primarily attributable to the issuance of the $130.0 million principal amount at maturity of senior discount notes (the “11.375% notes”) of Nexstar Finance Holdings in March 2003 and the redemption of Quorum’s senior discount notes including the associated call premium and acceleration of amortization which added an additional $6.7 million to interest expense. These additions were partially offset by an overall decline in interest rates and average balances outstanding on our and Mission’s senior credit facilities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003, with the exception of certain provisions which the FASB has deferred. On adoption of the standard on July 1, 2003, we reclassified certain redeemable preferred and common units as a liability and recorded $8.9 million as a cumulative effect of change in accounting principle. Additionally, for the six months ended December 31, 2003, we were required to record the change in fair value of the liability as interest, resulting in an adjustment to interest expense of $3.9 million.

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

Income Taxes

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

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $0.8 million for the year ended December 31, 2003 relates to the recognition of $0.8 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangements Mission had with WBAK and we have with KNWA/KFTA (see Note 4 of the consolidated financial statements).

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to repay or refinance debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

Sources and Uses of Cash for the Year Ended December 31, 2004

Cash Flows – Overview

As of December 31, 2004, cash and cash equivalents were $18.5 million, compared to $10.8 million as of December 31, 2003, an increase of $7.7 million. The major components of these changes are discussed below.

Cash Flows – Operating Activities

Cash provided by operating activities was $31.9 million and $3.7 million during the year ended December 31, 2004 and 2003, respectively.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable, accounts payable, broadcast rights asset and liability and other accrued assets and liabilities.

The comparative increase in cash flows provided by operating activities of $28.2 million was primarily due to the increase in net revenue.

Cash Flows – Investing Activities

Cash used for investing activities was $44.6 million and $124.4 million during the year ended December 31, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital additions and funding of acquisitions.

Capital expenditures were $10.6 million and $10.3 million for the year ended December 31, 2004 and 2003, respectively. We estimate that 2005 full-year capital expenditures will be approximately $11.0 million to $12.0 million, excluding acquisition-related spending.

Cash used for acquisitions was $35.1 million and $113.3 million for the year ended December 31, 2004 and 2003, respectively. Cash used for acquisitions for the year ended December 31, 2004 included (1) the $3.7 million payment, exclusive of transaction costs, by Mission for the acquisition of WUTR, (2) the remaining $1.5 million payment, exclusive of transaction costs, by Mission for the acquisition of WBAK, (3) the total payment by Nexstar of $12.0 million, exclusive of transaction costs, for the acquisition of KLST, (4) the initial payment by Mission of $15.0 million, exclusive of transaction costs, for the acquisition of WTVO, (5) the payment by Mission of $0.9 million for the accounts receivable of WTVO as of November 1, 2004 and (6) ongoing capital expenditures. Cash used for acquisitions for the year ended December 31, 2003 included (1) the total payment by Nexstar of $91.5 million, exclusive of transaction costs, for the acquisition of KARK and WDHN, (2) a down payment by Nexstar of $10.0 million against the purchase price for KFTA/KNWA, (3) the remaining $8.5 million payment, exclusive of transaction costs, by Mission for its acquisition of KRBC and KSAN, (4) a down payment by Mission of $1.5 million against the purchase price of WBAK and (5) ongoing capital expenditures. The remaining $7.0 million purchase price for KFTA/KNWA was paid by us on January 7, 2005. The remaining $5.75 million purchase price for WTVO was paid by Mission on January 4, 2005.

Cash Flows – Financing Activities

Cash used for financing activities was $20.4 million for the year ended December 31, 2004, compared to cash provided by financing activities of $102.4 million for the year ended December 31, 2003.

The change in cash flows from financing activities for the year ended December 31, 2004 was primarily the result of (1) borrowings of $298.5 million under the senior secured credit facilities, (2) the repayment of $28.9 million of 16% notes of Nexstar Holdings, a direct subsidiary of Nexstar, (3) the repayment of $248.2 million of previous borrowings under the senior credit facilities, and (4) payment of transaction and debt financing costs of approximately $1.1 million. The change in cash flows from financing activities for the year ended December 31, 2003 was primarily the result of (1) borrowings of $428.2 million under the senior credit facilities, (2) the repayment of $483.1 million of previous borrowings under the senior credit facilities, (3) proceeds from the issuance of $125.0 million of senior subordinated notes in December 2003, (4) proceeds from the issuance of $74.7 million of Nexstar Holdings’ 11.375% notes, (5) the payment of Nexstar’s preferred membership interests of $54.9 million, (6) the repayment of Quorum’s senior discount notes of $27.9 million, (7) the repayment of Quorum’s Series A preferred membership interests of $67.9 million, (8) the repayment of Quorum’s promissory notes issued to redeem common units of $0.7 million, (9) the repayment of VHR’s note payable to related party of $2.0 million, (10) the payment of transaction and debt financing costs of approximately $12.5 million, (11) the net proceeds of $125.2 million from the initial public equity offering and (12) a $1.5 million tax distribution to holders of preferred equity interests. As of December 31, 2004, there was approximately $58.5 million of total unused commitments under Nexstar’s and Mission’s senior credit facilities. We and Mission believe that we were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at December 31, 2004.

Future Sources of Liquidity and Cash Requirements

We believe that the Company’s existing cash and cash equivalents of $18.5 million at December 31, 2004 and net cash provided by operating activities will be sufficient to meet the future cash requirements and obligations described below. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. We believe that cash generated through future operations and availability of borrowings under the Nexstar and Mission credit facilities will be sufficient to fund the Company’s debt service and working capital requirements for the foreseeable future. We anticipate that the Company’s capital expenditures and acquisitions will be financed through cash flow generated from the Company’s operations and borrowings on available credit facilities. In order to meet future cash needs Nexstar may, from time to time, borrow under credit facilities or issue other long- or short-term debt or equity, if the market and the terms of existing Nexstar debt arrangements permit, and Mission may, from time to time, borrow under its available credit facilities.

We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction. The Nexstar and Mission credit facilities do not allow for the payment of cash dividends, therefore, Nexstar and Mission have not declared or paid a cash dividend and the payment of cash dividends is not anticipated in the foreseeable future.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2004, Nexstar and Mission had total combined debt of $629.9 million, which represented 102.8% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2004:

	Total	2005	2006-2007	2008-2009	Thereafter
		(in thousands)
Nexstar senior credit facility	$82,585	$830	$1,660	$1,660	$78,435
Mission senior credit facility	172,740	1,520	3,040	24,540	143,640
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
11.375% senior discount notes due 2013	130,000	—	—	—	130,000

	$670,325	$2,350	$4,700	$186,200	$477,075

The terms of the Nexstar and Mission senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

The bank credit facility agreements and the fixed rate senior notes described below contain various restrictive covenants which require Nexstar and Mission to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. We do not foresee any difficulty in the Company continuing to comply with the restrictions and covenants of the Nexstar and Mission credit facilities or the notes issued by Nexstar.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to, new credit facilities in the future and could increase the cost of such facilities.

The major components of the Company’s long-term debt are discussed below.

Nexstar’s Credit Facility

Through its indirect subsidiary Nexstar Broadcasting, Nexstar has a senior secured credit facility (the “Nexstar Facility”). The Nexstar Facility, which was amended and restated on December 30, 2003 in conjunction with our acquisition of Quorum and the private placement of senior subordinated notes by Nexstar Broadcasting, then provided for a $55.0 million Term Loan C and a $50.0 million revolving loan. On August 13, 2004, the Nexstar Facility was further amended to provide for an $83.0 million Term Loan D and a $50.0 million revolving loan. Also under the amendment, the applicable margin component of the term loan interest rate was decreased by 50 basis points, representing one-half of one percent. Proceeds obtained under the Term Loan D were used to repay Nexstar Broadcasting’s existing Term Loan C in the amount of $54.7 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $28.0 million plus accrued interest. As of December 31, 2004, we had $82.6 million outstanding under our Term Loan D and no borrowings were outstanding under the revolving loan.

The Term Loan D, which is due December 31, 2010, is payable in consecutive quarterly installments amortized at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The revolving loan, which is not subject to incremental reduction, matures on December 31, 2009. We are required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

Interest rates associated with the Nexstar Facility, as amended, are based, at our option, at either (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement. The applicable margin, which ranges between 0.50% and 3.00%, is adjusted quarterly as defined in the credit facility agreement. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. Additionally, we are required to pay quarterly commitment fees on the unused portion of the revolver loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Nexstar Facility is collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. In the event of our default under the bank credit agreement, Mission is a guarantor of the Nexstar Facility.

Mission’s Credit Facility

Mission has a senior secured credit facility (the “Mission Facility”). The Mission Facility, which was amended and restated on December 30, 2003, then provided for a $140.0 million Term Loan C and a $30.0 million revolving loan. On August 13, 2004, the Mission Facility was further amended to provide for an $152.0 million Term Loan D and a $30.0 million revolving loan. Also under the amendment, the applicable margin component of the term loan interest rate was decreased by 50 basis points, representing one-half of one percent. Proceeds obtained under the Term Loan D were used to repay Mission’s existing Term Loan C in the amount of $139.3 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $12.0 million plus accrued interest. As of December 31, 2004, Mission had $151.2 million outstanding under its Term Loan D and $21.5 million of borrowings were outstanding under its revolving loan.

Mission’s Term Loan D, which is due December 31, 2010, is payable in consecutive quarterly installments amortized at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. Mission’s revolving loan, which is not subject to incremental reduction, matures on December 31, 2009. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds and recoveries as defined in its credit facility agreement.

Interest rates associated with the Mission Facility, as amended, are based, at Mission’s option, at either (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement. The applicable margin, which ranges between 0.50% and 3.00%, is adjusted quarterly as defined in the Mission credit facility agreement. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolver loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Facility is collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. We guarantee full payment of any obligations outstanding under the Mission Facility in the event of Mission’s default under its bank credit agreement.

Credit Facility Debt Covenants

The bank credit facility agreements described above contain covenants which require us and Mission to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) minimum interest coverage ratio, and (c) minimum fixed charge coverage ratio. In addition, the credit facility agreements limit the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. As of December 31, 2004, the Company believes that it was in compliance with all of the covenants included in the credit facility agreement. We anticipate compliance with all the covenants through December 31, 2005. For a listing of the financial covenant ratios to our and Mission’s credit facility agreements and discussion of the subsequent modification of these ratios, we refer you to Note 8 and Note 21, respectively, of our consolidated financial statements included in this Annual Report on Form 10-K.

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting issued $160.0 million of 12% senior subordinated notes (the “12% Notes”) at a price of 96.012%. The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting, Mission, Nexstar and Nexstar Finance Holdings. The 12% Notes are general unsecured senior subordinated obligations subordinated to our senior secured credit facility. The 12% notes are redeemable on or after April 1, 2005, at declining premiums.

On March 14, 2005, Nexstar Broadcasting entered into a binding commitment with a syndicate of banks to fund the redemption of $160.0 million in aggregate principal amount of 12% Notes and refinance its bank credit facility. On March 2, 2005, Nexstar Broadcasting called for redemption of all the outstanding 12% Notes that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. The aggregate redemption payment of $169.6 million plus accrued interest will be made on April 1, 2005. The redemption amount includes a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes is expected to result in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $4.7 million of previously capitalized debt financing costs and $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar expects to record a gain during the second quarter of 2005 of approximately $2.3 million from the recognition of a SFAS No. 133 hedge accounting adjustment.

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% senior subordinated notes (the “7% Notes”) at par. The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15, commencing on July 15, 2004. The 7% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting, Mission, Nexstar and Nexstar Finance Holdings. The 7% Notes are general unsecured senior subordinated obligations subordinated to our senior secured credit facility. The 7% Notes are redeemable on or after January 15, 2009, at declining premiums, and we may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before January 15, 2007 with the net cash proceeds from qualified equity offerings.

Mission fully and unconditionally guarantees payment of the 12% notes and 7% notes.

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings issued $130.0 million principal at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. The 11.375% notes mature on April 1, 2013. Each 11.375% note will have an accreted value at maturity of $1,000. The 11.375% Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to 7% and 12% Notes.

On January 5, 2004, Nexstar Finance Holdings redeemed all of its outstanding approximately $37.0 million principal amount at maturity of 16% senior discount notes (16% Notes) for a total cash payment of $34.8 million, consisting of $28.9 million of principal and $5.9 million of call premium and accelerated amortization. We had issued the 16% Notes on on May 17, 2001 at a price of 54.0373%. The 16% Notes were due to mature on May 15, 2009.

Use of Derivative Financial Instruments

Interest Rate Swap and Collar Agreements

In the past the Company had used interest rate swap and collar agreements to reduce its exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes in the bench mark interest rate on our fixed rate senior notes. As of December 31, 2004, all of the Company’s interest rate swap and collar agreements had either been terminated or expired, and it currently holds no derivative financial instruments.

Nexstar had a $60.0 million notional interest rate swap contract to receive a fixed interest rate of 12.0% and pay a LIBOR-based variable rate. The interest rate swap contract, which Nexstar terminated in August 2002, had been designed as a fair value hedge of the benchmark interest rate of the 12% Notes and qualified for SFAS No. 133 hedge accounting resulting in an adjustment on the balance sheet of $4.3 million. The SFAS No. 133 adjustment is being amortized as an adjustment to interest expense over the period originally covered by the swap contract.

Until December 31, 2004, we had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by our bank credit facility agreement, with a notional amount of $93.3 million. This interest rate swap agreement expired on December 31, 2004.

As the successor to Quorum, we had entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. This agreement was terminated on April 5, 2004.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for WFXV, WQRF and KNWA (formerly KFAA), all of the television stations we and Mission own and operate or provide services to are broadcasting at least a low power digital television signal. Digital conversion expenditures were $0.3 million and $3.4 million, respectively, for the years ended December 31, 2004 and 2003.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside the low-power coverage area. As of December 31, 2004, only Mission’s stations WUTR and WTVO were transmitting a full-power digital signal.

Other New DTV Requirements

The FCC also adopted new Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the new PSIP requirements by February 1, 2005. We and Mission requested a short extension of time from the FCC to comply with the new PSIP requirements due to vendor delivery issues. The installation of the equipment necessary to meet the new PSIP requirements cost approximately $1.3 million in total for our stations and the stations to which we provide services. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2004, 2003, and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission and KFTA/KNWA (formerly KPOM/KFAA) are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Total	2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Nexstar senior credit facility	$82,585	$830	$1,660	$1,660	$78,435
Mission senior credit facility	172,740	1,520	3,040	24,540	143,640
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
11.375% senior discount notes due 2013	130,000	—	—	—	130,000
Cash interest on debt	281,833	39,802	80,352	76,732	84,947
Broadcast rights current commitments	11,379	7,712	3,192	462	13
Broadcast rights future commitments	13,818	1,640	8,024	3,097	1,057
Executive employee contracts (1)	21,591	5,707	11,388	4,496	—
Capital commitments	2,271	2,271	—	—	—
KFTA/KNWA purchase price obligation	7,000	7,000	—	—	—
WTVO purchase price obligation	5,750	5,750	—	—	—
Time brokerage fees	8	8	—	—	—
Operating lease obligations	65,183	3,706	6,921	6,873	47,683

Total contractual cash obligations	$1,079,158	$75,946	$114,577	$277,860	$610,775

(1)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

On October 13, 2003, we entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA (formerly KPOM/KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. We made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. We paid the remaining commitment of $7.0 million at closing on January 7, 2005.

On October 4, 2004, Mission entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois for $20.75 million plus an adjustment for working capital that included accounts receivable as of November 1, 2004. Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility. Mission paid the remaining commitment of $5.75 million at closing on January 4, 2005 for the purchase of WTVO’s FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

For an overview of our significant accounting policies, we refer you to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our financial statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Consolidation of Mission and Variable Interest Entities

Our financial statements include the accounts of independently-owned Mission and certain other entities where it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”). Under U.S. GAAP a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. FIN No. 46R expands the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying FIN No. 46R, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entities economic rewards. Our evaluation of the “risks and rewards” model must be an ongoing process and may alter as facts and circumstances change.

Mission is included in our consolidated financial statements because we believe we have a controlling financial interest in Mission as a result of local service agreements we have with each of Mission’s stations, our guarantee of the obligations incurred under Mission’s senior credit facility, and purchase options granted by Mission’s shareholder which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent.

In addition, generally in connection with acquisitions, the Company enters into time brokerage agreements (“TBA”) and begins operating a station before receiving FCC consent to the transfer of the station’s ownership and broadcast license. We include a station operated under a TBA in our consolidated financial statements because we believe that we have a controlling financial interest in the station as a result of the Company assuming the credit risk of advertising revenue it sold on the station and the Company paying for substantially all the station’s reasonable operating expenses, as required under the agreement. Additionally, in connection with acquisitions, upon entering into the TBA it is considered probable that the FCC will consent to the sale of the station and transfer of the station’s broadcast license within a reasonable period of time.

Valuation of Long-lived Assets and Intangible Assets

We have significant goodwill and intangible assets on our balance sheet. We, with assistance from our independent appraisers, determine the value of network affiliation agreements using a discounted cash flows valuation method assuming a hypothetical start-up station whose only intangible asset is the network affiliation agreement. For valuation purposes, we and our independent appraisers have determined that the cash flows associated with the network affiliation agreements should not be limited to the cash flows from the contractual period but should also incorporate assumptions such as future contract renewals. Accordingly, the estimated useful lives of such network affiliations also contemplates renewal of the underlying agreements.

We, with assistance from our independent appraisers, determine the value of broadcast licenses (“FCC licenses”) using a discounted cash flow valuation method assuming a hypothetical start-up station whose only intangible asset is the FCC license. We believe that our FCC licenses have an indefinite life based on our historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a market-by-market basis using a discounted cash flow valuation method that excludes network compensation payments.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the combined stations in a market (“reporting unit”) with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis and a multiple of earnings method. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on our business plans. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

Nexstar and Mission completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2004 and 2003. These tests resulted in no impairment being recognized in 2004 and 2003. As of January 1, 2002 a transitional test was performed as required by SFAS No. 142. Nexstar and Mission recognized an impairment loss of $43.5 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

In 2003, our reporting units were revised to be the combined stations in a market as opposed to the individual station, which was used in prior years. Our decision to revise the reporting units is a result of our increasing focus on the market, including internal financial reporting, instead of the station, and the proportion of markets in which we own or provide services to more than one station. For the markets in which we own or provide services to more than one station, the effect of the local service agreements is to consolidate two or more stations’ operations incorporating the sharing of assets within the market. We believe our revision to the reporting units is consistent with our current perspective of our operations.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts were $1.1 million at both December 31, 2004 and 2003.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2004, the amounts of current broadcast rights and non-current broadcast rights were $17.3 million and $6.4 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods, services and programming. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $13.4 million, $14.1 million and $12.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Trade revenue of $7.7 million, $6.7 million and $5.5 million was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. We incurred trade and barter expense of $21.0 million, $20.6 million and $18.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made.

Derivatives

All of our interest rate swap and collar agreements were terminated or expired through 2004. As of December 31, 2004, we held no derivative financial instruments.

We use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based on criteria established by FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended. We assess, both at its inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings. The change in market values of derivative instruments and the marking-to-market of those interest rate swap agreements resulted in recognition of $2.6 million and $3.7 million in other income for the years ended December 31, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. The termination of the swap agreement on December 31, 2004 resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004.

Claims and Loss Contingencies

In the normal course of business, we are party to various claims and legal proceedings. We record a liability for these matters when an adverse outcome is probable and the amount of loss is reasonably estimated. We consider a combination of factors when estimating probable losses, including judgements about potential actions by counter parties.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(revised), “Share-Based Payment” (“SFAS No. 123(R)”) which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) eliminates the use of the alternative intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued and requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements. Under SFAS No. 123(R), compensation cost related to stock options is measured at the grant date based on the fair value of the award using an option-pricing model and is recognized as expense ratably over the vesting period. SFAS No. 123(R), which Nexstar must adopt effective July 1, 2005, provides for three alternative transition methods. Nexstar intends to adopt SFAS No.          123(R) using the modified prospective method provided in SFAS No. 123(R). The Black-Scholes option-pricing model is currently used to value Nexstar’s employee stock options for disclosure purposes and it is anticipated that this option-pricing model will be used under SFAS No. 123(R). Assuming that the market price of Nexstar’s common stock, option terms and amounts of 2005 stock option grants are comparable with 2004, its expected the amount of recorded compensation expense will not be materially different from amounts currently determined for the pro forma footnote disclosure required by SFAS No. 123. Nexstar is continuing to evaluate the impact that the adoption of SFAS No. 123(R) will have on the Company’s consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2004 under the senior credit facilities bear interest ranging from 4.31% to 5.31%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$8,666	$9,943	$11,220	$12,496	$13,773
12% senior subordinated notes due 2008(1)	19,200	19,200	19,200	19,200	19,200
7% senior subordinated notes due 2014(1)	8,750	8,750	8,750	8,750	8,750
11 3/8% senior discount notes due 2013(1)	10,635	10,635	10,635	10,635	10,635

Total	$47,251	$48,528	$49,805	$51,081	$52,358

(1)	There is no change to our cash flow from operations associated with our senior subordinated and senior discount notes because these are fixed rate debt obligations. As of December 31, 2004, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

We use derivative instruments to manage our exposures to interest rate risks. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes. Giving effect to this interest rate swap agreement which was in effect at December 31, 2003, as of that date, we estimate that our cash flows from operations would have increased by approximately $1.1 million and $0.5 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.6 million and $1.1 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

Until December 31, 2004, the Company had in effect an interest rate swap agreement with a commercial bank, with a notional amount of $93.3 million. This interest rate swap agreement required payment of a fixed rate and receive a floating rate thereby creating fixed rate debt. The differential paid or received on the swap was accrued as an adjustment to interest expense. The Company was exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreement, which represents the cash that the Company would pay to settle the agreement, was approximately $3.3 million at December 31, 2003. The interest rate swap agreement expired on December 31, 2004. Additionally, the Company was party to an interest rate collar agreement for a notional amount of $40.0 million through December 13, 2004. Under this agreement, the ceiling and floor interest rates were 2.5% and 0.88%, respectively. The agreement was terminated on April 5, 2004 with no gain or loss recognized.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements are filed with this report. The Financial Statements and Supplementary Data are included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures.

Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (i) were effective in recording, processing, summarizing and reporting material information required to be included in our periodic filings under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and (ii) include controls and other procedures designed to ensure that information required to be disclosed in our reports filed with the SEC was accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the quarterly period as of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Nexstar’s internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Nexstar’s internal control over financial reporting is a process designed to provide reasonable assurance to Nexstar’s management and Board of Directors regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on our assessment, we believe that, as of December 31, 2004, Nexstar’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited Nexstar’s consolidated financial statements. PricewaterhouseCoopers’ attestation report on management’s assessment of Nexstar’s internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by the Item 11 will be set forth in the Proxy Statement under the headings “Compensation of Executive Officers” and “Director Compensation,” which information is incorporated herein by reference. Information specified in Items 402(k) and 402(l) of Regulation S-K and set forth in the Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this Item 12 will be set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item 13 will be set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be set forth in the proxy statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Nexstar Broadcasting Group, Inc. have been included on pages F-1 through F-56 of this Annual Report on Form 10-K:

•	See the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed with this report.

The audited financial statements of Mission Broadcasting, Inc. as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K are incorporated by reference in this report.

(2) Financial Statement Schedules. The Schedule of Valuation and Qualifying Accounts appears in Note 20 to the financial statements filed as a part of this report.

(3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

/s/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer

/s/ G. ROBERT THOMPSON
By:	G. Robert Thompson
Its:	Chief Financial Officer

Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Name	Title

/s/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/s/ G. ROBERT THOMPSON G. Robert Thompson	Chief Financial Officer

/s/ JAY M. GROSSMAN Jay M. Grossman	Director

/s/ ROYCE YUDKOFF Royce Yudkoff	Director

/s/ BLAKE R. BATTAGLIA Blake R. Battaglia	Director

/s/ ERIK BROOKS Erik Brooks	Director

/s/ PEGGY KOENIG Peggy Koenig	Director

/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong

/s/ MARTIN POMPADUR	Director
Martin Pompadur

/s/ MICHAEL DONOVAN	Director
Michael Donovan

NEXSTAR BROADCASTING GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2004 and 2003	F-3

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Changes in Redeemable Preferred and Common Units and Stockholders’ Equity (Deficit) /Members’ Interest (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-8

Notes to Consolidated Financial Statements	F-9

Report Of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nexstar Broadcasting Group, Inc.:

We have completed an integrated audit of Nexstar Broadcasting Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and other comprehensive income, changes in redeemable preferred and common units and stockholders’ equity (deficit)/members’ interest (deficit) and cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Part II, Item 9A of the Company’s Annual Report on Form 10-K that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except share information)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,505	$10,848
Accounts receivable, net of allowance for doubtful accounts of $1,119 and $1,094, respectively	48,391	44,852
Current portion of broadcast rights	17,292	19,026
Prepaid expenses and other current assets	2,580	1,974
Deferred tax assets	—	59

Total current assets	86,768	76,759
Property and equipment, net	101,068	91,818
Restricted cash	—	800
Broadcast rights	6,423	7,446
Goodwill, net	145,576	135,899
Intangible assets, net	374,050	387,690
Other noncurrent assets	21,080	26,684

Total assets	$734,965	$727,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$2,350	$1,950
Current portion of broadcast rights payable	17,561	18,509
Accounts payable	8,092	9,937
Accrued expenses	12,561	18,627
Taxes payable	89	192
Interest payable	8,866	4,840
Deferred revenue	2,000	1,252
Deferred tax liabilities	—	1,047

Total current liabilities	51,519	56,354
Debt	627,548	596,988
Broadcast rights payable	7,153	9,002
Deferred tax liabilities	29,369	24,730
Deferred revenue	4,286	3,743
Deferred gain on sale of assets	6,763	7,198
Other liabilities	4,072	6,390

Total liabilities	730,710	704,405

Commitments and contingencies
Minority interest in consolidated entity	21,550	19,486

Stockholders’ equity (deficit):
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 and 13,589,289 at December 31, 2004 and 2003, respectively	143	136
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2004 and 2003	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued 1,362,529 and outstanding 662,529 and 1,362,529 at December 31, 2004 and 2003, respectively	7	14
Additional paid-in capital	392,393	392,393
Accumulated deficit	(409,972)	(389,472)

Total stockholders’ equity (deficit)	(17,295)	3,205

Total liabilities and stockholders’ equity (deficit)	$734,965	$727,096

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except per share/unit amounts)

	2004	2003	2002
Revenue (excluding trade and barter)	$259,664	$222,427	$218,401
Less: commissions	35,005	28,884	30,283

Net broadcast revenue (excluding trade and barter)	224,659	193,543	188,118
Trade and barter revenue	21,081	20,789	18,159

Total net revenue	245,740	214,332	206,277

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	66,044	60,808	53,371
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	72,319	74,439	62,110
Merger related expenses	456	11,754	—
Amortization of broadcast rights	24,805	25,894	24,689
Amortization of intangible assets	26,463	24,934	21,755
Depreciation	17,949	20,467	23,086

Total operating expenses	208,036	218,296	185,011

Income (loss) from operations	37,704	(3,964)	21,266
Interest expense, including amortization of debt financing costs	(52,265)	(68,342)	(67,419)
Loss on extinguishment of debt	(8,704)	(10,767)	(227)
Interest income	113	606	152
Other income (expenses), net	4,931	3,860	(1,216)

Loss from operations before income taxes	(18,221)	(78,607)	(47,444)
Income tax benefit (expense)	(4,385)	14,920	(8,179)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(22,606)	(63,687)	(55,623)
Cumulative effect of change in accounting principle, net of tax	—	(8,898)	(43,470)
Minority interest in consolidated entity	2,106	786	—

Net loss	$(20,500)	$(71,799)	$(99,093)

Other comprehensive income:
Change in market value of derivative instrument	$—	$—	$3,731

Net loss and other comprehensive loss	$(20,500)	$(71,799)	$(95,362)

Net loss	$(20,500)	$(71,799)	$(99,093)
Accretion of preferred interests	—	(15,319)	(17,481)

Net loss attributable to common shareholders and unit holders	$(20,500)	$(87,118)	$(116,574)

Basic and diluted net loss per share:
Net loss attributable to common shareholders	$(0.72)	$(5.59)
Cumulative effect of change in accounting principle	$—	$(0.57)
Weighted average number of shares outstanding:
Basic and diluted	28,363	15,576
Basic and diluted loss per unit:
Net loss attributable to common unit holders			$(18.75)
Cumulative effect of change in accounting principle			$(6.99)
Weighted average number of units outstanding:
Basic and diluted			6,216

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ INTEREST (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share and unit information)

	Redeemable Preferred		Redeemable Class D-2 Common		Redeemable Class E Common		Total Redeemable Preferred & Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2002	95,000	$92,822	563,898	$8,299	16,438	$14,270	$115,391
Issuance of redeemable preferred and Class E units	5,000	2,746	—	—	4,111	2,254	5,000
Repurchase of common units	—	—	—	—	—	—	—
Issuance of preferred units, upon conversion of convertible subordinated promissory notes	31,057	31,057	—	—	—	—	31,057
Beneficial conversion feature expense upon conversion of convertible subordinated promissory notes	—	5,347	—	—	—	—	5,347
Adjustment to redemption value of Class E units	—	—	—	—	—	(8,619)	(8,619)
Accretion to redemption value of preferred units	—	17,481	—	—	—	—	17,481
Contributions	—	(45)	—	—	—	—	(45)
Distributions	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Change in market value of derivative instrument	—	—	—	—	—	—	—

Balance at December 31, 2002	131,057	149,408	563,898	8,299	20,549	7,905	165,612
Dividend declared	—	3,710	—	—	—	—	3,710
Conversions of redeemable preferred interest into common units	(15,000)	(18,710)					(18,710)
Distribution to member	—	—	—	—	—	—	—
Accretion of redeemable preferred	—	11,609	—	—	—	—	11,609
Reclassification to liabilities	(116,057)	(146,017)	—	—	(20,549)	(7,905)	(153,922)

Balance at November 28, 2003 before reorganization	—	—	563,898	8,299	—	—	8,299
Reorganization of Nexstar Broadcasting Group, Inc. and issuance of common shares in connection with the reorganization	—	—	(563,898)	(8,299)	—	—	(8,299)
Issuance of common shares in connection with the initial public offering, less issuance cost of $14,811	—	—	—	—	—	—	—

Balance at November 28, 2003 after reorganization	—	—	—	—	—	—	—
Reorganization of Quorum and issuance of common shares in connection with acquisition of Quorum	—	—	—	—	—	—	—
Reclassification of Quorum liabilities and conversion into common shares	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	—	—	—	—	—
Issuance of common shares in connection with acquisition of Quorum	—	—	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—	—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND

STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ INTEREST (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share and unit information)

			Common Stock
	Other Common Units		Class A		Class B		Class C
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2002	5,811,592	$199,986	—	$—	—	$—	—	$—
Issuance of redeemable preferred and Class E units	—	—	—	—	—	—	—	—
Repurchase of common units	(5,444)	(1)	—	—	—	—	—	—
Issuance of preferred units, upon conversion of convertible subordinated promissory notes	—	—	—	—	—	—	—	—
Beneficial conversion feature expense upon conversion of convertible subordinated promissory notes	—	—	—	—	—	—	—	—
Adjustment to redemption value of Class E units	—	—	—	—	—	—	—	—
Accretion to redemption value of preferred units	—	—	—	—	—	—	—	—
Contributions	7,780	3	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Change in market value of derivative instrument	—	—	—	—	—	—	—	—

Balance at December 31, 2002	5,813,928	199,988	—	—	—	—	—	—
Dividend declared	—	—	—	—	—	—	—	—
Conversion of redeemable preferred interest into common units	906,072	18,710	—	—	—	—	—	—
Distribution to member	—	—	—	—	—	—	—	—
Accretion of redeemable preferred	—	—	—	—	—	—	—	—
Reclassification to liabilities	—	—	—	—	—	—	—	—

Balance at November 28, 2003 before reorganization	6,720,000	218,698	—	—	—	—	—	—
Reorganization of Nexstar Broadcasting Group, Inc. and issuance of common shares in connection with the reorganization	(6,622,958)	(121,773)	98,406	1	13,331,358	133	1,362,529	14
Issuance of common shares in connection with the initial public offering, less issuance cost of $14,811	—	—	10,000,000	100	—	—	—	—

Balance at November 28, 2003 after reorganization	97,042	96,925	10,098,406	101	13,331,358	133	1,362,529	14
Reorganization of Quorum and issuance of common shares in connection with the acquisition of Quorum	(97,042)	(96,925)	457,753	5	—	—	—	—
Reclassification of Quorum liabilities and conversion into common shares	—	—	3,033,130	30	80,230	1	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	13,589,289	136	13,411,588	134	1,362,529	14
Issuance of common shares in connection with acquisition of Quorum	—	—	21	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	—	—	700,000	7	—	—	(700,000)	(7)
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	$—	14,289,310	$143	13,411,588	$134	662,529	$7

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ INTEREST (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share and unit information)

	Distributions	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)/ Members’ Interest (Deficit)
Balance at January 1, 2002	$(150)	$—	$(194,399)	$(3,731)	$1,706
Issuance of redeemable preferred and Class E units	—	—	—	—	—
Repurchase of common units	—	—	—	—	(1)
Issuance of preferred units, upon conversion of convertible subordinated promissory notes	—	—	—	—	—
Beneficial conversion feature expense upon conversion of convertible subordinated promissory notes	—	—	—	—	—
Adjustment to redemption value of Class E units	—	—	8,619	—	8,619
Accretion to redemption value of preferred units	—	—	(17,481)	—	(17,481)
Contributions	—	—	—	—	3
Distributions	(1,416)	—	—	—	(1,416)
Net loss	—	—	(99,093)	—	(99,093)
Change in market value of derivative instrument	—	—	—	3,731	3,731

Balance at December 31, 2002	(1,566)	—	(302,354)	—	(103,932)
Dividend declared	—	—	(3,710)	—	(3,710)
Conversions of redeemable preferred interest into common units	—	—	—	—	18,710
Distribution to member	(1,522)	—	—	—	(1,522)
Accretion of redeemable preferred	—	—	(11,609)	—	(11,609)
Reclassification to liabilities	—	—	—	—	—

Balance at November 28, 2003 before reorganization	(3,088)	—	(317,673)	—	(102,063)
Reorganization of Nexstar Broadcasting Group, Inc. and issuance of common shares in connection with the reorganization	3,088	126,835	—	—	8,298
Issuance of common shares in connection with the initial public offering, less issuance cost of $14,811	—	125,089	—	—	125,189

Balance at November 28, 2003 after reorganization	—	251,924	(317,673)	—	31,424
Reorganization of Quorum and issuance of common shares in connection with acquisition of Quorum	—	96,920	—	—	—
Reclassification of Quorum liabilities and conversion into common shares	—	43,549	—	—	43,580
Net loss	—	—	(71,799)	—	(71,799)

Balance at December 31, 2003	—	392,393	(389,472)	—	3,205
Issuance of common shares in connection with acquisition of Quorum	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	—	—	—	—	—
Net loss	—	—	(20,500)	—	(20,500)

Balance at December 31, 2004	$—	$392,393	$(409,972)	$—	$(17,295)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(20,500)	$(71,799)	$(99,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,651	(17,157)	7,820
Depreciation of property and equipment	17,949	20,467	23,086
Amortization of intangible assets	26,463	24,934	21,755
Amortization and write-off of debt financing costs	5,133	13,280	3,759
Amortization of broadcast rights, excluding barter	11,458	11,816	12,056
Payments for broadcast rights	(10,520)	(12,395)	(11,932)
Loss on asset disposal, net	582	17	1,669
Cumulative effect of change in accounting principle, net of tax	—	8,898	43,470
Amortization of debt discount	10,283	11,690	4,367
Effect of accounting for derivative instruments	(4,055)	(4,488)	3,957
Non cash interest expense	—	—	12,269
Minority interest in consolidated entity	(2,106)	(786)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,492)	(1,868)	343
Prepaid expenses and other current assets	(605)	45	3
Prepaid income taxes	—	330	(329)
Taxes receivable	—	—	354
Other noncurrent assets	(763)	3,061	(1,059)
Due to related parties	—	—	452
Accounts payable and accrued expenses	(8,130)	13,877	1,393
Taxes payable	(103)	147	(368)
Interest payable	4,026	(510)	2,470
Deferred revenue	1,291	3,295	2,274
Other noncurrent liabilities and deferred gain on sale of assets	349	832	25

Net cash provided by operating activities	31,911	3,686	28,741

Cash flows from investing activities:
Additions to property and equipment, net	(10,552)	(10,311)	(11,649)
Proceeds from sale of assets	254	17	1,207
Acquisition of broadcast properties and related transaction costs	(35,107)	(101,817)	(8,320)
Down payment on acquisition of stations	—	(11,500)	(1,550)
Change in restricted cash	800	(800)	—

Net cash used for investing activities	(44,605)	(124,411)	(20,312)

Cash flows from financing activities:
Proceeds from stock offering	—	140,000	—
Proceeds from debt issuance	235,000	579,675	—
Repayment of long-term debt	(248,175)	(483,121)	(4,496)
Proceeds from revolver draws	63,500	48,150	11,500
Repayment of senior discount notes	(28,862)	(27,948)	—
Repayment of note payable to related party	—	(2,000)	—
Payment of preferred membership interests and common units	—	(123,520)	—
Proceeds from termination of derivative instrument	—	—	4,387
Payments for debt finance costs	(1,112)	(12,531)	(1,940)
Payments of stock issuance costs	—	(14,811)	(45)
Proceeds from issuance of redeemable preferred units	—	—	2,746
Proceeds from issuance of redeemable common units	—	—	2,254
Repurchase of common units	—	—	(1)
Capital contributions	—	—	8
Distributions	—	(1,522)	(1,418)

Net cash provided by financing activities	20,351	102,372	12,995

Net increase (decrease) in cash and cash equivalents	7,657	(18,353)	21,424
Cash and cash equivalents at beginning of year	10,848	29,201	7,777

Cash and cash equivalents at end of year	$18,505	$10,848	$29,201

Supplemental schedule of cash flow information:
Cash paid for interest, net	$36,422	$53,337	$42,858

Cash paid for income taxes, net	$818	$210	$814

Supplemental schedule of non-cash financing activities:
Conversion of preferred units to common units	$—	$18,710	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Nexstar Broadcasting Group, Inc. (“Nexstar”) owns, operates, programs or provides sales and other services to 45 television stations affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements Nexstar provides sales, programming and other services to stations owned and/or operated by independent third parties.

Nexstar was organized as a corporation on May 17, 2001 in the State of Delaware.

Nexstar’s predecessor, Nexstar Broadcasting Group, L.L.C. (“Nexstar Group LLC”) was organized as a Limited Liability Corporation (“L.L.C.”) on December 12, 1996 in the State of Delaware and commenced operations on April 15, 1997.

On November 28, 2003, Nexstar completed an initial public offering of 10,000,000 shares of its Class A common stock. Concurrent with its initial public offering, Nexstar completed a corporate reorganization whereby Nexstar Group LLC and certain direct and indirect subsidiaries of Nexstar Group LLC merged with and into Nexstar.

On December 30, 2003, Nexstar completed the acquisition of all of the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 television stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar.

Additionally, on December 30, 2003, Mission completed a merger with VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and with Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided management, sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control. Management believes that, taken together, its current consolidated cash balances, internally generated cash flow and availability under its credit facilities should result in Nexstar having adequate cash resources to meet its future requirements for working capital, capital expenditures and debt service for at least the next twelve months. As discussed further in Note 21, in March 2005, Nexstar called for redemption of $160.0 million in aggregate principal amount of outstanding senior subordinated notes. Also in March 2005, Nexstar entered into a binding commitment with a syndicate of commercial banks to fund the redemption and refinance its bank credit facility.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”).

All intercompany account balances and transactions have been eliminated in consolidation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility (see Note 8) and (c) purchase options granted by Mission’s shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of December 31, 2004, the assets of Mission consisted of current assets of $7.5 million (excluding broadcast rights), broadcast rights of $5.4 million, FCC licenses of $28.7 million, goodwill and other intangible assets of $70.1 million, property and equipment of $22.6 million and other noncurrent assets of $0.6 million. Substantially all of Mission’s assets, except for FCC licenses, collateralize its secured debt obligation. Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar has with Mission as of December 31, 2004:

Service Agreements	Mission Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO(3)

(1)	Nexstar has a time brokerage agreement (“TBA”) with these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (‘JSA”) with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission..
(3)	WTVO was not owned by Mission as of December 31, 2004, although it was operated by Mission under a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation. On January 4, 2005, Mission consummated the acquisition of WTVO and operations under the TBA terminated.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the remaining stations listed above. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

In addition to providing certain services to Mission’s television stations, Nexstar also guarantees the obligations incurred under Mission’s senior credit facility (see Note 8). Mission is a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar (see Note 8). The sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission.

Nexstar does not own Mission or Mission’s television stations; however, Nexstar is deemed to have a controlling financial interest in them under accounting principles generally accepted in the United States of America (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Variable Interest Entities

The Company, generally in connection with pending acquisitions subject to FCC consent, will enter into TBAs with non-owned stations. As a result of entering into the TBAs, the Company may determine that the station is a VIE and that the Company is the primary beneficiary of the variable interest. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of its station, including responsibility over all programming broadcast on the station. The Company will continue to operate the station under a TBA until the termination of such agreement. Termination of a TBA typically occurs on consummation of the acquisition of the station. Additionally, in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station, the Company may determine that a station is a VIE.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

On May 9, 2003, Mission entered into a purchase agreement to acquire substantially all the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, and simultaneously entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WBAK. As a result of the TBA, Mission determined that it was the primary beneficiary of WBAK. Mission consummated the acquisition of WBAK on April 6, 2004. Mission consolidated the financial statements of WBAK from May 9, 2003 to April 6, 2004 when operations under the TBA were terminated upon Mission’s purchase of the station. The net revenue of WBAK derived from operations during the TBA period and included in the consolidated statements of operations was $0.3 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from JDG Television, Inc. (“JDG TV”). Operations under a TBA between Nexstar and JDG TV commenced on October 16, 2003. As a result of the TBA, Nexstar determined that it is the primary beneficiary of KFTA/KNWA. Nexstar has consolidated the financial statements of KFTA/KNWA since October 16, 2003, and pursuant to FIN No. 46R, JDG TV’s ownership is reflected as minority interest in these consolidated financial statements. As of December 31, 2004, total assets of $15.8 million related to KFTA/KNWA were included in the consolidated balance sheet. The net revenue of KFTA/KNWA derived from operations during the TBA period and included in the consolidated statements of operations was $5.8 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively. On January 7, 2005, Nexstar consummated the acquisition of KFTA/KNWA and operations under the TBA terminated.

On May 21, 2004, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KLST, the CBS affiliate in San Angelo, Texas, from Jewell Television Corporation (“Jewell”). Operations under a TBA between Nexstar and Jewell commenced on June 1, 2004. As a result of the TBA, Nexstar determined that it was the primary beneficiary of KLST. Nexstar consummated the acquisition of KLST on November 30, 2004. Nexstar consolidated the financial statements of KLST from June 1, 2004 to November 30, 2004, when operations under the TBA were terminated upon Nexstar’s purchase of the station. The net revenue of KLST derived from operations during the TBA period and included in the consolidated statements of operations was $2.7 million for the year ended December 31, 2004.

On October 4, 2004, Mission entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois, from Young Broadcasting, Inc. (“Young”) and Winnebago Television Corporation (“Winnebego”). Operations under a TBA between Mission and Young and Winnebago commenced on November 1, 2004. As a result of the TBA, Mission determined that it is the primary beneficiary of WTVO. Mission has consolidated the financial statements of WTVO since November 1, 2004, and pursuant to FIN No. 46R, Young’s and Winnebago’s ownership is reflected as minority interest in these consolidated financial statements. As of December 31, 2004, total assets of $5.7 million related to WTVO are included in the consolidated balance sheet. The net revenue of WTVO derived from operations during the TBA period and included in the consolidated statement of operations was $1.1 million for the year ended December 31, 2004. On January 4, 2005, Mission consummated the acquisition of WTVO and operations under the TBA terminated.

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, owned by Piedmont Television of Monroe/El Dorado LLC (previously known as GOCOM Television of Quachita, LLC) (“Piedmont”) as a result of local service agreements Nexstar has with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements of KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The term of the JSA and SSA with Piedmont is 10 years and may be extended automatically for two additional 10-year terms unless the agreement is otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments under the JSA with Piedmont of $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company does not have a material exposure to loss as a result of its variable interest in KTVE.

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) as a result of an outsourcing agreement it entered into effective December 1, 2001 with Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WYZZ. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments under the outsourcing agreement with Sinclair of $1.6 million, $1.0 million and $1.3 million for the years ended December 31, 2004 , 2003 and 2002, respectively. The Company does not have a material exposure to loss as a result of its variable interest in WYZZ.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Under these local service agreements, the Company pays for certain operating expenses of the respective stations, except for KTVE, and therefore may have unlimited exposure to any potential operating losses. Mission is responsible for reimbursing all of the operating expenses at WTVO and may ultimately have unlimited exposure to potential operating losses. Nexstar is responsible for reimbursing all of the operating expenses at KFTA/KNWA and may ultimately have unlimited exposure to potential operating losses. The Company believes that its minimum exposure to loss under the service agreements consists of the fees paid to the current owners of the stations. Additionally, Nexstar or Mission, as applicable, indemnifies the owners of the stations from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar or Mission could be required to make for such indemnification is undeterminable at this time.

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated to include the financial results of the acquired entities discussed below.

On December 30, 2003, Nexstar completed the acquisition of all the direct and indirect subsidiaries of Quorum. Due to Nexstar’s principal stockholder, ABRY Partners, LLC (“ABRY”), having held more than 50% of the voting ownership of both Nexstar and Quorum through its various funds both before and after the merger, the acquisition was accounted for as a merger of entities under common control in a manner similar to the pooling of interests.

Additionally, on December 30, 2003, Mission completed a merger with VHR and with Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of the VHR and Mission of Amarillo stations. Nexstar and Quorum were deemed to have controlling financial interests under U.S. GAAP in VHR, Mission and Mission of Amarillo due to (a) service agreements with VHR, Mission and Mission of Amarillo, (b) their guarantees of VHR’s, Mission’s and Mission of Amarillo’s debt, and (c) the purchase option agreements Nexstar entered into with Mission. Due to these relationships, Mission’s acquisition of VHR and Mission of Amarillo was accounted for as a merger of entities under common control in a manner similar to the pooling of interests.

The conclusion to account for these acquisitions as a merger of entities under common control in a manner similar to the pooling of interests was based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in relation to SFAS No. 141”.

Certain 2003 financial statement amounts have been reclassified to conform to the current year presentation.

Local Service Agreements

The Company enters into local service agreements with stations generally in connection with pending acquisitions subject to FCC approval and in markets in which the Company owns and operates a station. Local service agreement is a general term used to refer to a contract between two separately-owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on the station. Local service agreements include time brokerage agreements (“TBA”), shared service agreements (“SSA”), joint sales agreements (“JSA”) and outsourcing agreements.

Under the terms of a TBA, the Company makes specific periodic payments to the other station’s owner-operator in exchange for the right to provide programming and sell advertising on a portion of the other station’s broadcast time. Under the terms of an SSA, the Company’s station in the market bears the costs of certain services and procurements performed on behalf of another station, in exchange for the Company’s right to receive specific periodic payments. Under the terms of a JSA, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to sell advertising during a portion of the station’s broadcast time. Under TBAs, the Company retains all of the advertising revenue it generates, and under JSAs it retains a percentage of the advertising revenue it generates.

Under an outsourcing agreement, the Company’s station provides or is provided various non-programming related services to or by another station.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, trade and barter transactions, the recoverability of broadcast rights and the carrying amounts and useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company recorded bad debt expense of $1.8 million, $1.3 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable are due from local and national advertising agencies. The Company does not require collateral from its customers, but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

Revenue Recognition

Advertising revenue, which includes network compensation, is recognized in the period during which the time spots are aired. Revenue from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcost. The Company recorded $13.4 million, $14.1 million and $12.6 million of barter revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $7.7 million, $6.7 million and $5.5 million of trade revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. Trade expense is recognized when services or merchandise received are used. Trade and barter expense was $21.0 million, $20.6 million and $18.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Broadcast Rights and Broadcast Rights Payable

Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. The Company records the estimated fair value of the broadcast rights, including any advertising inventory given to program suppliers, as a broadcast rights asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights assets are stated at the lower of unamortized cost or net realizable value. If the projected future net revenue associated with a program are less than the current carrying amount of the program broadcast rights due to poor ratings, the Company would be required to write-down the broadcast rights asset to equal the amount of projected future net revenue. Amortization of broadcast rights assets is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years.

Network Affiliation Agreements

Network affiliation agreements are stated at estimated fair value at the date of acquisition using a discounted cash flow method. Amortization is computed on a straight-line basis over the estimated useful life of 15 years.

Each of the Company’s stations, except for KCPN-LP, has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Each of NBC, ABC and CBS compensates the affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation.

Intangible Assets

Intangible assets include broadcast licenses (“FCC licenses”), network affiliation agreements and goodwill. On January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which resulted in the discontinuance of the amortization of goodwill and indefinite life intangible assets and instead requires testing goodwill and FCC licenses for impairment.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired using a two-step fair value approach. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis and a multiple of earnings method. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

In 2003, the Company’s basis of reporting units was changed to be the combined stations in a market as opposed to the individual station, which was used in prior years. The decision to change the reporting unit basis was a result of the Company’s change in internal financial reporting, focus on the market instead of the station and the proportion of markets in which the Company owns or provides services to more than one station. For the markets in which the Company owns or provides services to more than one station, the effect of local service agreements is to consolidate two or more station’s operations incorporating the sharing of assets within the market. The Company believes the change in reporting units is consistent with the Company’s current perspective on how it manages its operations.

The Company tests the impairment of its FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a market-by-market basis using a discounted cash flow valuation method that excludes network compensation payments.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of corresponding network affiliations, or by adverse changes to FCC ownership rules, among others.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2004, 2003 and 2002, respectively. These tests resulted in no impairment being recognized for the Company in 2004 and 2003. As of January 1, 2002, a transitional test was performed as required by SFAS No. 142. The Company recognized an impairment loss of $43.5 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt in accordance with FASB Emerging Issues Task Force Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt instruments.” As of December 31, 2004 and 2003, debt financing costs of $10.5 million and $14.5 million, respectively, were included in other noncurrent assets.

Derivatives and Hedging Activities

As of December 31, 2004, the Company held no derivative financial instruments. In 2004, 2003 and 2002, the Company used interest rate swap and collar agreements to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the benchmark interest rate on its fixed rate debt. All derivatives were recognized on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based upon criteria established by FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended. The gains and losses on derivative instruments classified as cash flow hedges that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements.

Comprehensive Income (Loss)

The Company reports comprehensive income or loss and its components in accordance with FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive loss includes, in addition to net loss, items of other comprehensive income (loss) representing certain changes in equity that are excluded from net loss and instead are recorded as a separate component of stockholders’ equity (deficit). Other comprehensive income for the year ended December 31, 2002 represents the change in fair value of the Company’s interest rate swap agreements that were designated as cash flow hedging instruments. The agreements which gave rise to this component of other comprehensive loss expired in 2002. During the years ended December 31, 2004 and 2003, the Company had no items of other comprehensive income (loss).

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.4 million, $2.1 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of derivative financial instruments is obtained from financial institution quotes. The interest rates on the Company’s term loan and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facilities approximates fair value. See Note 8 for the fair value of the Company’s debt.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Stock-Based Compensation

Nexstar has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for Nexstar’s stock-based employee compensation plan under the alternative recognition and measurement principles of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations rather than the fair value accounting method allowed by FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, no compensation expense is recognized for stock options granted when the exercise price of the options is greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. Nexstar did not incur stock-based employee compensation costs for the years ended December 31, 2004 and 2003 as all options granted under its stock-based employee compensation plan had an exercise price greater than or equal to the market price of the underlying common stock on the date of grant. No stock options were outstanding at December 31, 2002.

The Company has adopted the disclosure only provisions of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share/unit amounts)
Net loss attributable to common units and shareholders – as reported	$(20,500)	$(87,118)	$(116,574)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,049)	(1,803)	—

Pro forma net loss	$(21,549)	$(88,921)	$(116,574)

Basic and diluted loss per common share, as reported	$(0.72)	$(5.59)	$—
Basic and diluted loss per common share, pro forma	$(0.76)	$(5.71)	$—
Basic and diluted loss per common unit, as reported and pro forma	$—	$—	$(18.75)

The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the years ended December 31, 2004 and 2003:

	2004	2003
Volatility factors	38.4%	35.0%
Risk-free interest rates	3.41%	3.25%
Expected life	5 years	5 years
Dividend yields	0%	0%

Refer to Note 12 for disclosure of the weighted-average fair value of options granted during the years ended December 31, 2004 and 2003.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to the corporate reorganization in 2003, Nexstar’s predecessor and most of its subsidiaries were taxed as separate taxable entities or as a partnership. However, subsidiaries purchased in stock transactions remained separate taxable entities. As a result of the reorganization on November 28, 2003, all of Nexstar’s stations reside in one taxable entity, which allowed the assets and liabilities giving rise to deferred taxes the right to offset and thereby reduce the valuation allowance. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission files its own separate federal income tax return.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Units Subject to Mandatory Redemption

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and was effective at the beginning of the first interim period beginning after June 15, 2003. As of July 1, 2003, Nexstar adopted SFAS No. 150 and reclassified its mandatorily redeemable preferred and common units as a liability and recorded $8.9 million as a cumulative effect of change in accounting principle. Additionally, during the last six months of 2003, the Company recorded $3.9 million to interest expense to reflect the change in fair value of the liability. Nexstar redeemed all of its redeemable preferred and common units on December 30, 2003.

Earnings (Loss) Per Share and Unit

For 2004 and 2003, the Company computes earnings (loss) per share in accordance with FASB Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options granted to employees. There is no difference between basic and diluted net loss per share since potential common shares are anti-dilutive due to the net loss in 2004 and 2003 and are excluded from the calculation.

The attributable net loss used in the calculation of both basic and diluted earnings per share for 2003 includes accretion of preferred interest and dividend declared of $15.3 million. The attributable net loss used in the calculation of both basic and diluted earnings per unit for 2002 includes accretion of preferred interest of $17.5 million.

On November 28, 2003, Nexstar undertook a corporate reorganization whereby, Nexstar Group LLC, Nexstar’s predecessor, merged with and into Nexstar and all of the remaining existing membership interests in Nexstar Group LLC were converted into common shares of Nexstar. See further discussion in Note 11.

For periods prior to Nexstar’s initial public offering and reorganization, the Company computed earnings (loss) per unit in accordance with SFAS No. 128. Basic net loss per unit is the net loss applicable to common units after the accretion of preferred interests divided by the weighted average number of common units outstanding during the period. Diluted earnings (loss) per unit reflects the assumed conversion of preferred interests only in the periods in which such effect would have been dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(revised), “Share-Based Payment” (“SFAS No. 123(R)”) which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) eliminates the use of the alternative intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued and requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements. Under SFAS No. 123(R), compensation cost related to stock options is measured at the grant date based on the fair value of the award using an option-pricing model and is recognized as expense ratably over the vesting period. SFAS No. 123(R), which Nexstar must adopt effective July 1, 2005, provides for three alternative transition methods. Nexstar intends to adopt
SFAS No. 123(R) using the modified prospective method provided in SFAS No. 123(R). The Black-Scholes option-pricing model is currently used to value Nexstar’s employee stock options for disclosure purposes and it is anticipated that this option-pricing model will be used under SFAS No. 123(R). Assuming that the market price of Nexstar’s common stock, option terms and amounts of 2005 stock option grants are comparable with 2004, its expected the amount of recorded compensation expense will not be materially different from amounts currently determined for the pro forma footnote disclosure required by SFAS No. 123. Nexstar is continuing to evaluate the impact that the adoption of SFAS No. 123(R) will have on the Company’s consolidated financial position and results of operations.

3.	Acquisitions

Quorum Merger

On September 12, 2003, Nexstar Group LLC signed a definitive agreement to acquire all of the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 stations. On the same date, Nexstar Group LLC also entered into a management and consulting services agreement with Quorum

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

pursuant to which Nexstar Group LLC performed certain management functions pending completion of the purchase. Nexstar Group LLC received no compensation under the management agreement. Nexstar Group LLC was, however, reimbursed for any expenses incurred. On December 30, 2003, Nexstar (Nexstar Group LLC merged into Nexstar on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar. The consideration for the merger consisted of a combination of cash, shares of common stock of Nexstar and the assumption of debt. On December 30, 2003, Nexstar repaid $40.6 million of outstanding borrowings and accrued interest under Quorum’s revolving credit facility, $71.6 million of outstanding borrowings and accrued interest under Quorum’s term loan and an aggregate amount of $39.5 million of outstanding principal, accrued interest and call premium on Quorum’s 15% discount notes (see Note 8). The merger constituted a tax-free reorganization and has been accounted for as a merger of entities under common control in a manner similar to pooling of interests. Accordingly, the consolidated financial statements for 2003 and 2002 have been restated to include the financial results of all the Quorum subsidiaries.

Purchase Acquisitions

During 2002, 2003 and 2004, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired is recorded as goodwill. The consolidated financial statements include the operating results of each business from the earlier of commencement of a time brokerage agreement or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
KODE (1)	ABC	Joplin, Missouri-Pittsburg, Kansas	September 30, 2002	Mission

KRBC (2)	NBC	Abilene-Sweetwater, Texas	June 13, 2003	Mission

KSAN (2)	NBC	San Angelo, Texas	June 13, 2003	Mission

KARK (3)	NBC	Little Rock-Pine Bluff, Arkansas	August 1, 2003	Nexstar

WDHN (3)	ABC	Dothan, Alabama	August 1, 2003	Nexstar

WUTR	ABC	Utica, New York	April 1, 2004	Mission

WBAK (4)	Fox	Terre Haute, Indiana	April 6, 2004	Mission

KLST (5)	CBS	San Angelo, Texas	November 30, 2004	Nexstar

(1)	Operations under a time brokerage agreement commenced on December 31, 2001 and terminated on the date of acquisition.
(2)	Operations under a time brokerage agreement commenced on January 1, 2003 and terminated on the date of acquisition.
(3)	Operations under a time brokerage agreement commenced on February 1, 2003 and terminated on the date of acquisition.
(4)	Operations under a time brokerage agreement commenced on May 9, 2003 and terminated on the date of acquisition.
(5)	Operations under a time brokerage agreement commenced on June 1, 2004 and terminated on the date of acquisition.

KODE

On December 31, 2001, Mission entered into a purchase agreement and a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of a company now known as Piedmont Television Holdings, LLC, which owned KODE, the ABC affiliate in Joplin, Missouri, to acquire substantially all of the assets of KODE. Operations under the TBA commenced on December 31, 2001 and terminated upon closing of the acquisition. On September 30, 2002, Mission purchased substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $1.1 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $0.7 million is expected to be deductible for tax purposes.

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At June 13, 2003
(in millions)
Accounts receivable	$0.8
Broadcast rights	0.3
Property and equipment	5.4
Intangible assets	4.0
Goodwill, including transaction costs	0.3

Total assets acquired	10.8
Less: accounts payable	0.1
Less: broadcast rights payable	0.3

Net assets acquired	$10.4

Of the $4.0 million of acquired intangible assets, $2.1 million was assigned to FCC licenses that are not subject to amortization and $1.7 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.2 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $0.3 million is expected to be deductible for tax purposes.

KARK and WDHN

On December 30, 2002, Nexstar entered into a purchase agreement and TBAs with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Operations under the TBAs commenced on February 1, 2003 and terminated upon the purchase of the stations. On August 1, 2003, Nexstar completed the acquisition of the stations for total consideration of $91.5 million, exclusive of transaction costs of $0.8 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $51.5 million upon the consummation of the acquisition, exclusive of transaction costs.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets.

At August 1, 2003
(in millions)
Accounts receivable	$3.1
Property and equipment	10.0
Intangible assets	68.5
Goodwill, including transaction costs	42.2

Total assets acquired	123.8
Less: accounts payable	(0.8)
Less: deferred tax liability	(30.2)
Less: deferred revenue	(0.5)

Net assets acquired	$92.3

Of the $68.5 million of acquired intangible assets, $27.3 million was assigned to FCC licenses that are not subject to amortization and $36.3 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $4.9 million of acquired intangible assets have an estimated useful life of approximately 1 year.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At April 1, 2004
(in millions)
Property and equipment	$2.0
Intangible assets	1.7
Goodwill, including transaction costs	0.4

Assets acquired	$4.1

Of the $1.7 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $1.0 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.2 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $0.4 million is expected to be deductible for tax purposes.

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At April 6, 2004
(in millions)
Property and equipment	$1.7
Intangible assets	1.3
Goodwill, including transaction costs	1.2

Assets acquired	$4.2

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

Of the $1.3 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $0.5 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.3 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $1.2 million is expected to be deductible for tax purposes.

KLST

On May 21, 2004, Nexstar entered into a purchase agreement and a TBA with Jewell Television Corporation, which owned KLST, the CBS affiliate in San Angelo, Texas. Operations under the TBA commenced on June 1, 2004 and terminated upon the purchase of the station. On November 30, 2004, Nexstar purchased substantially all of the assets of KLST for $12.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $1.7 million against the purchase price on May 21, 2004 and paid the remaining $10.3 million upon consummation of the acquisition, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets.

At November 30, 2004
(in millions)
Property and equipment	$5.6
Intangible assets	2.0
Goodwill, including transaction costs	5.1

Assets acquired	$12.7

Of the $2.0 million of acquired intangible assets, $0.3 million was assigned to FCC licenses that are not subject to amortization and $1.0 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.7 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $5.1 million is expected to be deductible for tax purposes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KODE had occurred on January 1, 2001; the acquisitions of KRBC, KSAN, KARK and WDHN had occurred on January 1, 2002; and the acquisitions of WUTR, WBAK and KLST had occurred on January 1, 2003:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share/unit amounts)
Net broadcast revenue (excluding trade and barter)	$226,419	$200,173	$211,461
Total net revenue	247,500	221,001	229,868
Income (loss) from operations	37,066	(11,233)	18,310
Net loss before cumulative effect of change in accounting principle	(21,262)	(70,997)	(62,025)
Cumulative effect of change in accounting principle, net of tax	—	(8,898)	(43,470)
Net loss	(21,262)	(79,895)	(105,495)
Net loss attributable to common unit and shareholders	$(21,262)	$(95,214)	$(122,976)

Basic and diluted share information:
Net loss before cumulative effect of change in accounting principle	$(0.75)	$(4.56)
Cumulative effect of change in accounting principle, net of tax	$—	$(0.57)
Net loss	$(0.75)	$(5.13)
Net loss attributable to common shareholders	$(0.75)	$(6.11)

Basic and diluted unit information:
Net loss before cumulative effect of change in accounting principle			$(9.98)
Cumulative effect of change in accounting principle, net of tax			$(6.99)
Net loss			$(16.97)
Net loss attributable to common unit holders			$(19.78)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

Subsequent Acquisitions

On January 4, 2005, Mission consummated the acquisition of WTVO, the ABC affiliate in Rockford, Illinois, from Young and Winnebago for $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility. Operations under a TBA commenced on November 1, 2004 and terminated when Mission consummated the acquisition. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility.

On January 7, 2005, Nexstar purchased substantially all the assets of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from JDG TV for $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003, which was funded from available cash. Operations under a TBA commenced on October 16, 2003 and terminated when Nexstar consummated the acquisition. Nexstar paid the remaining $7.0 million of the purchase price upon consummation of the acquisition, exclusive of transaction costs, which was funded from available cash.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements

The Company enters into local service agreements with stations generally in connection with pending acquisitions subject to FCC approval and in markets in which the Company owns and operates a station. Local service agreement is a general term used to refer to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station.

The various local service agreements entered into by the Company are discussed below.

Local Service Agreements with Mission

Nexstar has entered into various local service agreements with all of Mission’s stations.

Nexstar has TBAs with two Mission stations. Under these agreements, Nexstar programs most of each station’s broadcast time, sells each station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments, as defined in the agreement, to Mission. The arrangements under the TBAs have had the effect of Nexstar receiving substantially all of the available cash generated by the Mission stations.

Nexstar has SSAs and JSAs with the remaining Mission stations. Under the SSA agreements, the Nexstar station in the market bears the costs of certain services and procurements, in exchange for monthly payments, as defined in the agreement, from Mission. Under the JSA agreements, Nexstar sells each Mission station’s advertising time and retains a percentage of the advertising revenue it generates in exchange for monthly payments of the remaining percentage of revenue, as defined in the agreement, to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by the Mission stations.

Local Service Agreements in Connection with Acquisitions

In connection with the acquisitions discussed in Note 3, except for WUTR, the Company entered into agreements to operate the stations under a TBA until the acquisition could be consummated. Under these agreements, Nexstar or Mission made specific periodic payments in exchange for the right to provide programming and sell advertising during a portion of the stations’ broadcast time. The agreements also entitled Nexstar and Mission to all revenue attributable to commercial advertising they sold on these stations. The Company operated the stations under the local service agreements until the acquisition of the stations was consummated, at which time the agreements were terminated.

Local service agreements that were entered into in connection with station acquisitions during 2002, 2003 and 2004 are discussed below.

Effective December 31, 2001, Mission entered into a TBA and commenced operations of KODE, the ABC affiliate in Joplin, Missouri. The TBA was terminated on September 30, 2002 when Mission consummated the acquisition of KODE. Fees under the TBA in the amount of $0.3 million are included in the consolidated statement of operations for the year ended December 31, 2002.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements—(Continued)

On December 13, 2002, Mission entered into a local marketing agreement (“LMA”) and effective January 1, 2003 commenced operations of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. The LMA was terminated on June 13, 2003 when Mission consummated the acquisition of KRBC and KSAN. There were no fees associated with this LMA.

On December 30, 2002, Nexstar entered into TBAs and effective February 1, 2003 commenced operation of KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. The TBAs were terminated on August 1, 2003 when Nexstar consummated the acquisition of KARK and WDHN. Fees under these TBAs in the amount of $0.2 million were included in the consolidated statement of operations for the year ended December 31, 2003.

Effective May 9, 2003, Mission entered into a TBA and commenced operations of WBAK, the Fox affiliate in Terre Haute, Indiana. The TBA was terminated on April 6, 2004 when Mission consummated the acquisition of WBAK. Fees under the TBA were immaterial in amount.

Effective June 1, 2004, Nexstar entered into a TBA and commenced operations of KLST, the CBS affiliate in San Angelo, Texas. The TBA was terminated on November 30, 2004 when Nexstar consummated the acquisition of KLST. Fees under this TBA in the amount of $0.1 million was included in the consolidated statement of operations for the year ended December 31, 2004.

On October 13, 2003, Nexstar entered into a TBA and effective October 16, 2003 commenced operations of KFTA/KNWA (formerly KPOM/KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas. Fees under this TBA in the amount of $0.6 million and $0.2 million were included in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively. The TBA did not terminate until January 7, 2005, when Nexstar consummated the acquisition of KFTA/KNWA.

On October 4, 2004, Mission entered into a TBA and effective November 1, 2004 commenced operations of WTVO, the ABC affiliate in Rockford, Illinois. There were no fees associated with this TBA. The TBA did not terminate until January 4, 2005, when Mission consummated the acquisition of WTVO.

Other Local Service Agreements

Local service agreements entered into with independent third parties which impact the Company’s 2002, 2003 and 2004 consolidated financial statements are discussed below.

As successor to agreements entered into effective March 21, 2001 by Quorum, Nexstar has a JSA and SSA with Piedmont Television of Monroe/El Dorado LLC (previously known as GOCOM Television of Quachita, LLC) (“Piedmont”), the owner-operator of KTVE, the NBC affiliate television station in El Dorado, Arkansas. Under the JSA, Nexstar permits Piedmont to sell to advertisers all of the time available for commercial advertisements of KARD, the Nexstar television station in the related market. The JSA also entitles Piedmont to all revenue attributable to commercial advertisements it sells on KARD. During the term of the JSA, Piedmont is obligated to pay Nexstar a monthly fee based on the combined operating cash flow of KTVE and KARD, as defined in the agreement. Under the SSA, Nexstar and Piedmont share the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective station. The term of the JSA and SSA with Piedmont is 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Fees under the JSA with Piedmont in the amount of $1.4 million, $1.5 million and $1.5 million are included in the consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002, respectively.

Also in connection with the Piedmont agreements, Nexstar has a right of first refusal agreement with Piedmont. In the event that either Nexstar or Piedmont receives a solicited or unsolicited bona fide offer for the acquisition of its station by a third party, the station owner shall abide by the mutually agreed upon terms and conditions as stated in the agreement. The exercise of this agreement will be permitted solely in accordance with the Communications Act and all applicable rules, regulations and policies of the FCC and is subject to prior FCC consent. The terms of this agreement shall continue and be in effect for as long as the JSA shall be in effect.

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the owner-operator of WYZZ, the Fox affiliate in Peoria, Illinois. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements—(Continued)

station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expires in December 2008, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement with Sinclair in the amount of $1.6 million, $1.0 million and $1.3 million were included in the consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002, respectively.

5.	Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2004	2003
		(in thousands)
Buildings and building improvements	39	$32,200	$29,647
Land and land improvements	N/A-39	6,272	6,185
Leasehold improvements	term of lease	2,923	2,857
Studio and transmission equipment	5-15	126.394	116,966
Office equipment and furniture	3-7	14,590	14,582
Vehicles	5	8,108	7,487
Construction in progress	N/A	2,716	1,076

		193,203	178,800
Less: accumulated depreciation		(92,135)	(86,982)

Property and equipment, net of accumulated depreciation		$101,068	$91,818

The Company recorded depreciation expense in the amounts of $17.9 million, $20.5 million and $23.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Sale of Towers

On May 11, 2001, Quorum sold certain of its telecommunications tower facilities for cash and entered into a noncancelable operating lease for tower space. In 2001, Quorum recorded a $9.1 million gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The proceeds from the sale of the towers were applied to the outstanding amount owed under the Quorum credit facilities. The deferred gain at December 31, 2004 and 2003 was approximately $7.2 million and $7.6 million, respectively ($0.4 million was included in current liabilities at December 31, 2004 and 2003).

6.	Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)	December 31,
		2004	2003
		(in thousands)
Network affiliation agreements	15	$335,153	$327,170
FCC licenses	indefinite	160,856	158,098
Other intangible assets	1-15	24,581	44,394

		520,590	529,662
Less: accumulated amortization		(146,540)	(141,972)

Intangible assets, net of accumulated amortization		374,050	387,690
Goodwill, net	indefinite	145,576	135,899

Intangible assets and goodwill, net		$519,626	$523,589

Total amortization expense from definite-lived intangibles for the years ended December 31, 2004 and 2003 was $26.5 million and $24.9 million, respectively.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2004 was $138.4 million (net of accumulated amortization of approximately $22 million) and at December 31, 2003 was $135.9 million (net of accumulated amortization of approximately $22 million). The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on its books as of December 31, 2004:

Year ending December 31,
(in thousands)
2005	$26,640
2006	$24,393
2007	$24,149
2008	$23,757
2009	$23,757

The change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 was as follows:

	December 31,
	2004	2003
	(in thousands)
Beginning balance	$135,899	$92,596
Acquisitions	6,598	42,421
Initial consolidation of VIEs and other adjustments	3,079	882

Ending balance	$145,576	$135,899

The acquisitions of WUTR, WBAK and KLST during 2004 increased goodwill by approximately $6.6 million. The application of FIN No. 46R for the consolidation of WTVO which occurred in the fourth quarter of 2004 increased goodwill by approximately $3.3 million. The acquisitions of KRBC and KSAN, and KARK and WDHN during 2003 increased goodwill by approximately $42.4 million.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Severance costs in connection with Quorum acquisition	$—	$7,849
Compensation and related taxes	3,448	3,560
Sales commissions	1,366	1,208
Employee benefits	600	378
Property taxes	585	488
Other accruals related to operating expenses	6,562	5,144

	$12,561	$18,627

8.	Debt

Long-term debt consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Term loans	$233,825	$195,000
Revolving credit facilities	21,500	10,000
12% senior subordinated notes due 2008, net of discount of $3,649 and $4,486	156,351	155,514
7% senior subordinated notes due 2014	125,000	125,000
16% senior discount notes due 2009, net of discount of $8,126	—	28,862
11.375% senior discount notes due 2013, net of discount of $39,299 and $48,745	90,701	81,255
SFAS No. 133 hedge accounting adjustment	2,521	3,307

	629,898	598,938
Less: current portion	(2,350)	(1,950)

	$627,548	$596,988

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt—(Continued)

The Nexstar Senior Secured Credit Facility

On February 13, 2003, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, entered into a new senior secured credit facility (the “Nexstar Facility”) with a group of commercial banks. The Nexstar Facility, which replaced Nexstar’s previous bank credit facility agreement, then consisted of a $130.0 million Term Loan B and a $50.0 million revolving loan. On December 30, 2003, in conjunction with Nexstar’s acquisition of Quorum and the private placement of senior subordinated notes by Nexstar Broadcasting, the Nexstar Facility was amended and restated to provide for a $55.0 million Term Loan C and a $50.0 million revolving loan. On August 13, 2004, the Nexstar Facility was further amended to provide for an $83.0 million Term Loan D and a $50.0 million revolving loan. Also under the amendment, the applicable margin component of the term loan interest rate was decreased by 50 basis points, representing one-half of one percent. Proceeds obtained under the Term Loan D were used to repay Nexstar Broadcasting’s existing Term Loan C in the amount of $54.7 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $28.0 million plus accrued interest. As of December 31, 2004 and 2003, Nexstar Broadcasting had $82.6 million and $55.0 million outstanding on its Term Loan D and Term Loan C, respectively, and no borrowings and $7.0 million, respectively, were outstanding under its revolving loan.

The Term Loan D, which is due December 31, 2010, is payable in consecutive quarterly installments amortized at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The revolving loan, which is not subject to incremental reduction, matures on December 31, 2009. Nexstar Broadcasting is required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan D bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus an applicable margin ranging between 1.75% and 3.00%. Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total interest rate of the Nexstar Facility was 4.31% at December 31, 2004. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated leverage ratio of Nexstar and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

On February 13, 2003, Mission entered into a new senior secured credit facility (the “Mission Facility”) with a group of commercial banks. The Mission Facility, which replaced Mission’s previous bank credit facility agreement, then consisted of a $55.0 million Term Loan B and a $30.0 million revolving loan. On December 30, 2003, the Mission Facility was amended and restated to provide for a $140.0 million Term Loan C and a $30.0 million revolving loan. On August 13, 2004, the Mission Facility was further amended to provide for a $152.0 million Term Loan D and a $30.0 million revolving loan. Also under the amendment, the applicable margin component of the term loan interest rate was decreased by 50 basis points, representing one-half of one percent. Proceeds obtained under the Term Loan D were used to repay Mission’s existing Term Loan C in the amount of $139.3 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $12.0 million plus accrued interest. As of December 31, 2004 and 2003, Mission had $151.2 million and $140.0 million, respectively, outstanding on its Term Loan D and Term Loan C, respectively, and $21.5 million and $3.0 million, respectively, of borrowings were outstanding under its revolving loan.

Mission’s Term Loan D, which is due December 31, 2010, is payable in consecutive quarterly installments amortized at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The revolving loan, which is not subject to incremental reduction, matures on December 31, 2009. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds and recoveries as defined in the credit facility agreement.

Mission’s Term Loan D bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus 1.75%. Mission’s revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus an applicable margin ranging between 1.75% and 3.00%. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in its credit facility agreement. The total weighted-average interest rate of the Mission Facility was 4.43% at December 31, 2004. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated leverage ratio of Nexstar and Mission for that particular quarter.

Collateralization and Cross Guarantees of Debt

The bank credit facilities discussed above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of any obligations under the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt—(Continued)

Mission Facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar Facility and the senior subordinated notes issued by Nexstar Broadcasting.

Debt Covenants

The bank credit facility agreements described above contain covenants which require the Company to comply with certain financial covenant ratios, including: (a) maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.50 times the last twelve months operating cash flow (as defined in the credit agreement) as of December 31, 2004; (b) maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 3.50 times the last twelve months operating cash flow as of December 31, 2004; (c) minimum combined interest coverage ratio of 1.75 to 1.00 through December 30, 2006; and (d) minimum fixed charge coverage ratio of 1.15 to 1.00. In addition, the credit facility agreements limit the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. Although retained earnings is not restricted, the declaration or payment of dividends is prohibited under the credit facility agreements. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. As of December 31, 2004, the Company believes that it was in compliance with all of the covenants included in the credit facility agreement. See Note 21 for a discussion on the subsequent refinancing of the Company’s credit facility agreements and modification to the debt covenant ratios.

The senior subordinated notes and senior discount notes described below contain restrictive covenants customary for borrowing arrangements of this type.

The Quorum Credit Facility

Quorum had a credit facility which it amended at various times since its April 16, 1999 commencement date. On December 30, 2003, all outstanding borrowings and accrued interest under the Quorum credit facility totaling $112.2 million were repaid in full.

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting issued $160.0 million of 12% senior subordinated notes (the “12% Notes”) at a price of 96.012%. The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. The 12% Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 12% Notes are redeemable on or after April 1, 2005, at declining premiums. The 12% Notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs. See Note 21 for a discussion on the subsequent call for redemption of the 12% Notes on March 2, 2005.

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% senior subordinated notes (the “7% Notes”) at par. The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 7% Notes are redeemable on or after January 15, 2009, at declining premiums, and Nexstar Broadcasting may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before January 15, 2007 with the net cash proceeds from qualified equity offerings. The proceeds of the offering were used to finance the Quorum acquisition.

The 12% Notes and 7% Notes discussed above have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. The 11.375% Notes mature on April 1, 2013. Each 11.375% Note will have an accreted value at maturity of $1,000. The 11.375% Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 12% Notes and 7% Notes.

On December 30, 2003, the outstanding principal and accrued interest along with a call premium on the 15% senior discount notes (the “15% Notes”) issued by Quorum were paid in full in the aggregate amount of $39.5 million. The 15% Notes, which Quorum had issued on May 15, 2001, called for a mandatory redemption of $30.8 million on November 15, 2006 and would have accreted to $51.5 million on May 15, 2006. The remaining balance on the 15% Notes would have been due on May 15, 2009.

On January 5, 2004, Nexstar Finance Holdings redeemed approximately $37.0 million principal amount at maturity of 16% senior discount notes (the “16% Notes”) for a total cash payment of $34.8 million, consisting of $28.9 million of principal and $5.9 million in

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt—(Continued)

call premium and accelerated amortization. Nexstar Finance Holdings had issued the 16% Notes on May 17, 2001 at a price of 54.0373%. The 16% Notes were due to mature on May 15, 2009.

The 11.375% Notes discussed above have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Guarantee of Subordinated and Discount Notes

On September 29, 2004, Nexstar executed full and unconditional guarantees with respect to the 12% Notes and the 7% Notes, each issued by Nexstar Broadcasting, an indirect subsidiary of Nexstar, and the 11.375% Notes issued by Nexstar Finance Holdings. Mission is a guarantor of the senior subordinated notes issued by Nexstar Broadcasting.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$233,825	$233,825	$195,000	$195,000
Revolving credit facilities(1)	$21,500	$21,500	$10,000	$10,000
Senior subordinated notes(2)	$281,351	$295,438	$280,514	$306,025
Senior discount notes(2)	$90,701	$102,375	$110,117	$126,794

(1)	The fair value of bank credit facilities approximates their carrying amount based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on quoted December 31 bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

Debt Maturities

At December 31, 2004, scheduled maturities of Nexstar’s and Mission’s debt (undiscounted) are summarized as follows:

Year ended December 31,
(in thousands)
2005	$2,350
2006	2,350
2007	2,350
2008	162,350
2009	23,850
Thereafter	477,075

$670,325

Debt Financing Costs

The redemption, repayment, refinancing or amendment of the Company’s debt obligations may result in the write off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in February 2003 resulted in the write off of $5.8 million of previously capitalized debt financing costs during the first quarter of 2003. The amendment of the Nexstar Broadcasting and Mission senior secured credit facilities in December 2003 resulted in the write off of $3.1 million of previously capitalized debt financing costs during the fourth quarter of 2003. The repayment of the Quorum credit facility in December 2003 resulted in the write off of $1.8 million of previously capitalized debt financing costs during the fourth quarter of 2003. The redemption of the 16% Notes in January 2004 resulted in the write off of $0.9 million of previously capitalized debt financing costs and $5.9 million in call premium and accelerated amortization during the first quarter of 2004. The amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004 resulted in the write off of $1.4 million of previously capitalized debt financing costs and $0.5 million of other costs during the third quarter of 2004. These amounts are included in loss on extinguishment of debt.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Debt—(Continued)

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Redemption of 16% senior discount notes	$6,824	$—	$—
Refinancing Nexstar and Mission senior secured credit facilities	—	5,814	—
Amendment of Nexstar and Mission senior secured credit facilities	1,880	3,117	—
Repayment of Quorum credit facilities	—	1,836	227

Total loss on extinguishment of debt	$8,704	$10,767	$227

Interest Rate Swap and Collar Agreements

Nexstar had a $60.0 million notional interest rate swap contract to receive a fixed interest rate of 12.0% and pay a LIBOR-based variable rate. The interest rate swap contract, which Nexstar terminated in August 2002, had been designed as a fair value hedge of the benchmark interest rate of the 12% Notes and qualified for SFAS No. 133 hedge accounting resulting in an adjustment on the balance sheet of $4.3 million. The SFAS No. 133 adjustment is being amortized as an adjustment to interest expense over the period originally covered by the swap contract.

Until December 31, 2004, the Company had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreement, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, was being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in the recognition of a gain of $2.6 million and $2.4 million in other income for the years ended December 31, 2004 and 2003, respectively, and the recognition of a loss of $2.4 million in other expense for the year ended December 31, 2002. The differential paid or received on the swap was accrued as an adjustment to interest expense. The interest rate swap agreement terminated on December 31, 2004 and resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004.

On June 13, 2003, Quorum terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the year ended December 31, 2003, other income and expense includes a gain of $1.3 million from marking-to-market this derivative instrument.

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

10.	Mandatorily Redeemable Preferred and Common Units

On August 7, 2001, Nexstar Group LLC issued 40,000 Series AA Redeemable Preferred Units (Series AA”) and 563,898 Series D-2 Units for a total of $40.0 million.

On November 14, 2001, Nexstar Group LLC issued 15,000 Series BB Redeemable Preferred Units (“Series BB”) for $15.0 million. On May 14, 2003, the Series BB and its accreted yield converted to 906,072 A-2 common units.

On June 23, 2000, Quorum issued 40,000 Series A Redeemable Preferred Units (“Series A Preferred Units”) in the amount of $34.0 million.

On February 28, 2002, Quorum issued 5,000 Series B Preferred Units (“Series B Preferred Units”). In connection with the issuance, Quorum issued 4,111 Redeemable Class E Units (“Class E Units”). The total proceeds on the issuance were $5.0 million. The Series B Preferred Units and Class E Units were valued at $2.7 million and $2.3 million, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Mandatorily Redeemable Preferred and Common Units—(Continued)

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

On May 14, 2003, the holders of the Series BB Preferred Units converted their units into Class A-2 Units.

Upon the adoption of SFAS No. 150 as of July 1, 2003, Nexstar Group LLC reclassified all outstanding redeemable preferred and common units as a liability with the exception of Class D-2 common units since the Class D-2 common units were only redeemable at the option of the holder upon a change in control of Nexstar Group LLC at a redemption price equal to the fair market value of the units. Authorized and outstanding as of July 1, 2003 were the following redeemable preferred and common units: Nexstar Group LLC’s Series AA Preferred Units and Class D-2 Common Units and Quorum’s Series A Preferred Units, Series B Preferred Units and Class E units.

On November 28, 2003 in connection with the IPO and on December 30, 2003, upon the consummation of the merger with Quorum, Nexstar redeemed all outstanding preferred units and Class E Units in full in the amount of $155.8 million and $7.9 million, respectively.

11.	Preferred and Common Stock and Member’s Interest

The holders of Class A Common are entitled to one vote per share and the holders of Class B common stock are entitled to 10 votes per share. Holders of Class A Common and Class B Common generally vote together as a single class on all matters submitted to a vote of the stockholders. Holders of Class C Common have no voting rights.

The shares of Class B Common and Class C Common are convertible as follows: (i) holders of shares of Class B Common or Class C Common may elect at any time to convert their shares into an equal number of shares of Class A common stock; or (ii) the Class B Common will automatically convert into Class A Common on a one-for-one basis if the holder transfers to anyone other than a certain group of shareholders; or (iii) if Class B Common represents less than 10.0% of the total common stock outstanding, all of the Class B Common will automatically convert into Class A Common on a one-for-one basis.

All Common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of Preferred Stock, on an equal per share basis.

Prior to the reorganization of Nexstar, Nexstar Group LLC had authorized the following classes of other common units (“Other Common Units”): Class A units, Class B units, Class C units and Class D units. Each class of Other Common Units represented a fractional part of the membership interests of Nexstar and had rights and obligations specified in the Nexstar Group LLC’s limited liability corporation agreement. All units were converted in the reorganization into Common Stock of Nexstar.

On November 28, 2003, in connection with its initial public offering of common stock, Nexstar received net proceeds of $125.2 million from the issuance of 10,000,000 shares of Class A Common.

On December 30, 2003, upon the consummation of the Quorum acquisition, all outstanding common units of Quorum were converted into Common Stock of Nexstar.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Preferred and Common Stock and Member’s Interest—(Continued)

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

During 2003, Nexstar established the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) which provides for the granting of stock-based awards to directors, officers and other key employees of Nexstar and consultants to purchase a maximum of 3,000,000 shares of Nexstar’s Class A common stock. The 2003 Plan provides for awards to be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, either alone or in tandem, restricted stock, performance awards, or any combination of the above. The 2003 Plan is administered by the compensation committee of Nexstar’s Board of Directors.

As of December 31, 2004, options to purchase 2,123,000 shares of Nexstar’s Class A common stock are outstanding under the 2003 Plan. No other form of award is outstanding as of December 31, 2004. Under the 2003 Plan, options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant under the 2003 Plan may be exercised within six months of the date of the grant.

As of December 31, 2004, a total of 877,000 shares are available for future grant under the 2003 Plan and a total of 2,123,000 options are vested and exercisable.

The following table summarizes information concerning option activity for the years ended December 31, 2004 and 2003:

	2004			2003
	Shares	Weighted-Average Exercise Price		Shares	Weighted-Average Exercise Price
Outstanding at January 1	1,270,000	$14.00		—	—
Granted	985,000	$9.47	(1)	1,270,000	$14.00	(2)
Exercised	—	—		—	—
Forfeited	(132,000)	$13.83		—	—

Outstanding at December 31	2,123,000	$11.91		1,270,000	$14.00

Options exercisable at year-end	526,000	$13.80		350,000	$14.00

(1)	All options granted during 2004 have an exercise price equal to the grant-date market price.
(2)	All options granted during 2003 have an exercise price greater than the grant-date market price.

The weighted-average fair value per option granted during the year ended December 31, 2004 and 2003, calculated using the Black-Scholes option-pricing model, is as follows:

	2004	2003
Options with an exercise price equal to the grant-date market price	$3.66	—
Options with an exercise price greater than the grant-date market price	—	$4.79

The following table summarizes information about options outstanding as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$ 8.32 - $ 9.99	785,000	9.68	$8.62	20,000	$8.70
$ 10.00 - $11.99	30,000	9.53	$10.81	—	—
$ 12.00 - $13.99	100,000	9.24	$12.71	—	—
$ 14.00 - $14.17	1,208,000	8.91	$14.01	506,000	$14.00

	2,123,000			526,000

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current tax expense (benefit):
Federal	$(215)	$1,719	$139
State	967	562	219

	752	2,281	358

Deferred tax expense (benefit):
Federal	3,229	(14,729)	6,702
State	404	(2,472)	1,119

	3,633	(17,201)	7,821

Income tax expense (benefit)	$4,385	$(14,920)	$8,179

The Company’s provision for deferred tax expense is primarily created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Tax benefit at statutory rate	$(6,377)	$(27,512)	$(16,605)
Change in valuation allowance	11,445	6,583	25,982
Income earned by a partnership not subject to corporate income tax	—	5,020	61
Reserve for uncertain tax positions	—	1,500	—
Interest expense	—	—	894
State and local taxes, net of federal benefit	(692)	(954)	(3,026)
Other, net	9	443	873

Income tax expense (benefit)	$4,385	$(14,920)	$8,179

The components of the net deferred tax liability were as follows:

	December 31,
	2004	2003
	(in thousands)
Net operating loss carryforwards	$120,755	$110,302
Deferred revenue	1,699	1,459
Deferred gain on sale of assets	2,871	2,977
Other	3,023	3,424
Property and equipment	(5,249)	(3,154)
Intangible assets	(23,747)	(24,671)

	99,352	90,337
Valuation allowance	(128,721)	(116,055)

Net deferred tax liability	$(29,369)	$(25,718)

The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings. The valuation allowance increased for the year ended December 31, 2004 by $12.7 million related to the generation of net operating losses and other deferred tax assets, the benefit which may not be realized. As a result of Nexstar’s corporate reorganization in 2003, all of its subsidiaries became a single taxable entity, allowing the assets and liabilities giving rise to deferred taxes the right to offset. The valuation allowance increased for the year ended December 31, 2003 by $6.6 million, consisting of a $23.5 million decrease attributable to Nexstar’s corporate reorganization and a $30.1 million increase related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2004, the Company has federal and state net operating loss carryforwards (“NOLs”) available of approximately $306.7 million, which may be used to reduce future taxable income if utilized before their expiration. These NOLs begin to expire in 2005 through 2024 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Cable Retransmission Consent Rights

The Communications Act provides television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Nexstar had elected to exercise its retransmission consent rights for most of its stations and has negotiated agreements with cable companies for the carriage of these stations’ signals. Mission has elected to exercise its retransmission consent rights for some of its stations and has negotiated agreements with cable companies for the carriage of those stations’ signals.

Digital Television Conversion

FCC regulations required all commercial television stations in the United States to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. Except for WFXV, WQRF and KNWA (formerly KFAA), all of the television stations the Company owns and operates or provides services to are broadcasting at least a low power digital television signal. WQRF received its DTV construction permit in November 2004 and has until November 2005 to construct DTV facilities. WFXV received its DTV construction permit on January 14, 2005 and has until January 14, 2006 to construct its DTV facilities. JDG TV, the former owner-operator of KNWA, had until March 4, 2004 to construct DTV facilities for the station. On February 20, 2004, JDG TV filed a request for extension of time to construct the DTV facilities. The FCC has not yet acted on the JDG TV request. On August 3, 2004, JDG TV requested the FCC consent to modify KNWA’s proposed DTV facilities. The FCC granted KNWA a modified DTV construction permit, establishing a construction deadline of March 3, 2005. On January 21, 2005, Nexstar filed a request with the FCC to extend KNWA’s modified construction permit deadline. When the FCC acts on either the Nexstar deadline extension request, Nexstar will have six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period, Nexstar could be subject to further sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.3 million and $3.4 million, respectively, for the years ended December 31, 2004 and 2003.

Stations may broadcast both analog and digital signals until at least December 31, 2006. After December 31, 2006, on a date determined by the FCC, stations will operate with digital only facilities. The digital transmissions may initially be low-power, but as discussed below, full-power transmission will be required.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of the Company’s stations.

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these new rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside the low-power coverage area. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify Nexstar’s and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area. As of December 31, 2004, only Mission’s stations WUTR and WTVO were transmitting a full-power digital signal.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues).

Other New DTV Requirements

The FCC also adopted new Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the new PSIP requirements by February 1, 2005. Nexstar and Mission requested a short extension of time from the FCC to comply with the new PSIP requirements due to vendor delivery issues. The installation of the equipment necessary to meet the new PSIP requirements cost approximately $1.3 million in total for all of the television stations the Company owns and operates or provides services. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2004:

Year ended December 31,
(in thousands)
2005	$1,640
2006	4,351
2007	3,673
2008	2,442
2009	655
Thereafter	1,057

Future minimum payments for unavailable cash broadcast rights	$13,818

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $5.0 million, $3.7 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2004:

Year ended December 31,
(in thousands)
2005	$3,706
2006	3,477
2007	3,444
2008	3,361
2009	3,512
Thereafter	47,683

$65,183

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been immaterial and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Collective Bargaining Agreements

As of December 31, 2004, certain technical, production and news employees at five of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Commitments and Contingencies—(Continued)

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

Midwest Holding Partnership (“MHP”) Subordinated Promissory Note

In connection with a previous acquisition by Quorum, Quorum issued a subordinated promissory note to MHP (“the MHP Note”). Under the terms of the note, upon a sale of the underlying assets acquired in the Midwest Holding acquisition, Quorum was obligated to pay MHP a range of payments not to exceed $7.3 million based upon the internal rate of return on the aggregate amount of equity contributions attributable to such assets.

Nexstar, as successor to Quorum’s obligation, amended the triggering conditions to the MHP Note agreement as part of the Quorum acquisition. Under the amendment, payment to MHP is connected to the share price of Nexstar’s Class A common stock. If the share price of Nexstar’s Class A common stock exceeds on any date an amount of (i) $305.22 plus a return on such amount accruing at a rate of 35% annually; or (ii) $436.30 plus a return on such amount accruing at a rate of 45% annually, Nexstar is obligated to pay to MHP the amount of $4.8 million or $2.5 million, respectively. A liability for this obligation has not been recorded as of December 31, 2004 and 2003 because management estimated that the probability for making any payment under the agreement is remote.

16.	Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2003 and December 31, 2004 with respect to the financial position and for the years ended December 31, 2002, 2003 and 2004 for results of operations and for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

The Nexstar column presents the parent company’s financial information. Nexstar is also the guarantor. The Nexstar Finance Holdings column presents the issuer’s financial information. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information - (Continued)

BALANCE SHEET

December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18,505	$—	$18,505
Accounts receivable, net	—	—	48,391	—	48,391
Current portion of broadcast rights	—	—	17,292	—	17,292
Prepaid expenses and other current assets	—	6	2,574	—	2,580

Total current assets	—	6	86,762	—	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	156,562	—	(223,112)	—
Amounts due from subsidiaries eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	101,068	—	101,068
Broadcast rights	—	—	6,423	—	6,423
Goodwill, net	—	—	145,576	—	145,576
Intangible assets, net	—	—	374,050	—	374,050
Other noncurrent assets	1	2,658	18,433	(12)	21,080

Total assets	$66,551	$159,226	$738,292	$(229,104)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,350	$—	$2,350
Current portion of broadcast rights payable	—	—	17,561	—	17,561
Accounts payable	—	—	8,092	—	8,092
Accrued expenses	—	—	12,561	—	12,561
Taxes payable	—	—	89	—	89
Interest payable	—	—	8,866	—	8,866
Deferred revenue	—	—	2,000	—	2,000

Total current liabilities	—	—	51,519	—	51,519
Debt	—	90,701	536,847	—	627,548
Broadcast rights payable	—	—	7,153	—	7,153
Deferred tax liabilities	—	—	29,369	—	29,369
Deferred revenue	—	—	4,286	—	4,286
Deferred gain on sale of assets	—	—	6,763	—	6,763
Amounts due to subsidiaries eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other liabilities	—	2	4,082	(12)	4,072

Total liabilities	4,007	92,676	640,019	(5,992)	730,710

Commitments and contingencies

Minority interest in consolidated entity	—	—	21,550	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Additional paid-in capital	392,393	365,204	418,521	(783,725)	392,393
Accumulated deficit	(330,133)	(298,654)	(341,798)	560,613	(409,972)

Total stockholders’ equity (deficit)	62,544	66,550	76,723	(223,112)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$159,226	$738,292	$(229,104)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information - (Continued)

BALANCE SHEET

December 31, 2003

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$227	$—	$10,621	$—	$10,848
Accounts receivable, net	—	—	44,852	—	44,852
Current portion of broadcast rights	—	—	19,026	—	19,026
Prepaid expenses and other current assets	166	12	1,917	(121)	1,974
Deferred tax assets	16	—	43	—	59

Total current assets	409	12	76,459	(121)	76,759
Investments in subsidiaries eliminated upon consolidation	81,247	189,457	—	(270,704)	—
Amounts due from subsidiaries eliminated upon consolidation	—	—	6,014	(6,014)	—
Property and equipment, net	—	—	91,818	—	91,818
Restricted cash	—	—	800	—	800
Broadcast rights	—	—	7,446	—	7,446
Goodwill, net	—	—	135,899	—	135,899
Intangible assets, net	—	—	387,690	—	387,690
Other noncurrent assets	—	3,862	22,822	—	26,684

Total assets	$81,656	$193,331	$728,948	$(276,839)	$727,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$1,950	$—	$1,950
Current portion of broadcast rights payable	—	—	18,509	—	18,509
Accounts payable	—	—	9,942	(5)	9,937
Accrued expenses	—	—	18,627	—	18,627
Taxes payable	—	—	308	(116)	192
Interest payable	—	—	4,840	—	4,840
Deferred revenue	—	—	1,252	—	1,252
Deferred tax liabilities	—	—	1,047	—	1,047

Total current liabilities	—	—	56,475	(121)	56,354
Debt	—	110,117	486,871	—	596,988
Broadcast rights payable	—	—	9,002	—	9,002
Deferred tax liabilities	57	—	24,671	2	24,730
Deferred revenue	—	—	3,743	—	3,743
Deferred gain on sale of assets	—	—	7,198	—	7,198
Amounts due to subsidiaries eliminated upon consolidation	4,050	1,964	—	(6,014)	—
Other liabilities	—	3	6,389	(2)	6,390

Total liabilities	4,107	112,084	594,349	(6,135)	704,405

Commitments and contingencies

Minority interest in consolidated entity	—	—	19,486	—	19,486

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Additional paid-in capital	392,393	365,152	453,266	(818,418)	392,393
Accumulated deficit	(315,128)	(283,905)	(338,153)	547,714	(389,472)

Total stockholders’ equity (deficit)	77,549	81,247	115,113	(270,704)	3,205

Total liabilities and stockholders’ equity (deficit)	$81,656	$193,331	$728,948	$(276,839)	$727,096

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$—	$259,664	$—	$259,664
Less: commissions	—	—	35,005	—	35,005

Net broadcast revenue (excluding trade and barter)	—	—	224,659	—	224,659
Trade and barter revenue	—	—	21,081	—	21,081

Total net revenue	—	—	245,740	—	245,740

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	66,044	—	66,044
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	5	—	72,314	—	72,319
Merger related expenses	—	—	456	—	456
Amortization of broadcast rights	—	—	24,805	—	24,805
Amortization of intangible assets	—	—	26,463	—	26,463
Depreciation	—	—	17,949	—	17,949

Total operating expenses	5	—	208,031	—	208,036

Income (loss) from operations	(5)	—	37,709	—	37,704
Interest expense, including amortization of debt financing costs	—	(9,769)	(42,496)	—	(52,265)
Loss on extinguishment of debt	—	(6,824)	(1,880)	—	(8,704)
Interest income	—	—	113	—	113
Equity in earnings (loss) of subsidiaries	(14,749)	1,850	—	12,899	—
Other income, net	—	—	4,931	—	4,931

Loss before income taxes	(14,754)	(14,743)	(1,623)	12,899	(18,221)
Income tax expense	(251)	(6)	(4,128)	—	(4,385)

Loss before minority interest in consolidated entity	(15,005)	(14,749)	(5,751)	12,899	(22,606)
Minority interest in consolidated entity	—	—	2,106	—	2,106

Net loss attributable to common shareholders	$(15,005)	$(14,749)	$(3,645)	$12,899	$(20,500)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company

Revenue (excluding trade and barter)	$—	$—	$222,427	$—	$222,427
Less: commissions	—	—	28,884	—	28,884

Net broadcast revenue (excluding trade and barter)	—	—	193,543	—	193,543
Trade and barter revenue	—	—	20,789	—	20,789

Total net revenue	—	—	214,332	—	214,332

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	60,808	—	60,808
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	4	74,433	—	74,439
Merger related expenses	—	—	11,754	—	11,754
Amortization of broadcast rights	—	—	25,894	—	25,894
Amortization of intangible assets	—	—	24,934	—	24,934
Depreciation	—	—	20,467	—	20,467

Total operating expenses	2	4	218,290	—	218,296

Loss from operations	(2)	(4)	(3,958)	—	(3,964)
Interest expense, including amortization of debt financing costs	(3,473)	(11,345)	(53,524)	—	(68,342)
Loss on extinguishment of debt	—	—	(10,767)	—	(10,767)
Interest income	56	—	550	—	606
Equity in loss of subsidiaries	(51,431)	(40,069)	0	91,500	—
Other income, net	—	—	3,860	—	3,860

Loss before income taxes	(54,850)	(51,418)	(63,839)	91,500	(78,607)
Income tax benefit (expense)	2,559	(13)	12,374	—	14,920

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(52,291)	(51,431)	(51,465)	91,500	(63,687)
Cumulative effect of change in accounting principle, net of tax	(6,321)	—	(2,577)	—	(8,898)
Minority interest in consolidated entity	—	—	786	—	786

Net loss	(58,612)	(51,431)	(53,256)	91,500	(71,799)
Accretion to preferred interests	(7,939)	—	(7,380)	—	(15,319)

Net loss attributable to common shareholders	$(66,551)	$(51,431)	$(60,636)	$91,500	$(87,118)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$—	$218,401	$—	$218,401
Less: commissions	—	—	30,283	—	30,283

Net broadcast revenue (excluding trade and barter)	—	—	188,118	—	188,118
Trade and barter revenue	—	—	18,159	—	18,159

Total net revenue	—	—	206,277	—	206,277

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	53,371	—	53,371
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(2)	—	62,112	—	62,110
Amortization of broadcast rights	—	—	24,689	—	24,689
Amortization of intangible assets	—	—	21,755	—	21,755
Depreciation	—	—	23,086	—	23,086

Total operating expenses	(2)	—	185,013	—	185,011

Income from operations	2	—	21,264	—	21,266
Interest expense, including amortization of debt financing costs	—	(3,866)	(63,553)	—	(67,419)
Loss on extinguishment of debt	—	—	(227)	—	(227)
Interest income	2	—	150	—	152
Equity in loss of subsidiaries	(83,248)	(79,353)	—	162,601	—
Other income, net	—	—	(1,216)	—	(1,216)

Loss before income taxes	(83,244)	(83,219)	(43,582)	162,601	(47,444)
Income tax expense	(5,512)	(29)	(2,638)	—	(8,179)

Loss before cumulative effect of change in accounting principle	(88,756)	(83,248)	(46,220)	162,601	(55,623)
Cumulative effect of change in accounting principle, net of tax	—	—	(43,470)	—	(43,470)

Net loss	(88,756)	(83,248)	(89,690)	162,601	(99,093)
Accretion to preferred interests	(7,713)	—	(9,768)	—	(17,481)

Net loss attributable to common shareholders	$(96,469)	$(83,248)	$(99,458)	$162,601	$(116,574)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$(5,929)	$38,015	$—	$31,911

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(10,552)	—	(10,552)
Proceeds from sale of assets	—	—	254	—	254
Acquisition of broadcast properties and related transaction costs	—	—	(35,107)	—	(35,107)
Change in restricted cash	—	—	800	—	800

Net cash used for investing activities	—	—	(44,605)	—	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	235,000	—	235,000
Repayment of long-term debt	—	—	(248,175)	—	(248,175)
Proceeds from revolver draws	—	—	63,500	—	63,500
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	(6)	(1,106)	—	(1,112)
Capital contributions/distributions	(52)	34,797	(34,745)	—	—

Net cash provided by (used for) financing activities	(52)	5,929	14,474	—	20,351

Net increase (decrease) in cash and cash equivalents	(227)	—	7,884	—	7,657

Cash and cash equivalents beginning of period	227	—	10,621		10,848

Cash and cash equivalents at end of period	$—	$—	$18,505	$—	$18,505

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$2,777	$(109)	$1,018	$—	$3,686

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(10,311)	—	(10,311)
Proceeds from sale of assets	—	—	17	—	17
Acquisition of broadcast properties and related transaction costs	—	—	(101,817)	—	(101,817)
Down payment on acquisition of stations	—	—	(11,500)	—	(11,500)
Change in restricted cash	—	—	(800)	—	(800)

Net cash used for investing activities	—	—	(124,411)	—	(124,411)

Cash flows from financing activities:
Proceeds from stock offering	140,000	—	—	—	140,000
Proceeds from debt issuance	—	74,675	505,000	—	579,675
Repayment of long-term debt	—	—	(483,121)	—	(483,121)
Proceeds from revolver draws	—	—	48,150	—	48,150
Repayment of senior discount notes	—	—	(27,948)	—	(27,948)
Repayment of note payable to related party	—	—	(2,000)	—	(2,000)
Repayment of preferred membership interests and common units	(54,960)	—	(68,560)	—	(123,520)
Payments for debt financing costs	—	(3,195)	(9,336)	—	(12,531)
Payments of stock issuance costs	(14,811)	—	—	—	(14,811)
Capital contributions/distributions	(72,847)	(71,371)	142,696	—	(1,522)

Net cash provided by (used for) financing activities	(2,618)	109	104,881	—	102,372

Net increase (decrease) in cash and cash equivalents	159	—	(18,512)	—	(18,353)
Cash and cash equivalents beginning of period	68	—	29,133	—	29,201

Cash and cash equivalents at end of period	$227	$—	$10,621	$—	$10,848

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$45	$183	$28,513	$—	$28,741

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(11,649)	—	(11,649)
Proceeds from sale of assets.	—	—	1,207	—	1,207
Acquisition of broadcast properties and related transaction costs	—	—	(8,320)	—	(8,320)
Down payment on acquisition of stations	—	—	(1,550)	—	(1,550)

Net cash used for investing activities	—	—	(20,312)	—	(20,312)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(4,496)	—	(4,496)
Proceeds from revolver draws	—	—	11,500	—	11,500
Proceeds from termination of derivative instrument	—	—	4,387	—	4,387
Payments for debt financing costs	—	(183)	(1,757)	—	(1,940)
Payments of stock issuance costs	(45)	—	—	—	(45)
Proceeds from issuance of redeemable preferred units	—	—	2,746	—	2,746
Proceeds from issuance of redeemable common units	—	—	2,254	—	2,254
Repurchase of common units	—	—	(1)	—	(1)
Capital contributions/distributions	—	—	(1,410)	—	(1,410)

Net cash provided by (used for) financing activities	(45)	(183)	13,223	—	12,995

Net increase in cash and cash equivalents	—	—	21,424	—	21,424
Cash and cash equivalents beginning of period	68	—	7,709	—	7,777

Cash and cash equivalents at end of period	$68	$—	$29,133	$—	$29,201

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 12% senior subordinated notes (“12% Notes”) due in April 2008. Also, on December 30, 2003, Nexstar Broadcasting issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 12% Notes and 7% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2003 and December 31, 2004 with respect to the financial position and for the years ended December 31, 2002, 2003 and 2004 for results of operations and for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission.

The Nexstar column presents the parent company’s financial information. Nexstar is also the guarantor. The Nexstar Broadcasting column presents the issuer’s financial information. The Mission column presents the financial information of Mission Broadcasting, Inc., an entity in which Nexstar Broadcasting is deemed to have a controlling financial interest and is required to be consolidated as a variable interest entity under FIN No. 46R. Mission is also a guarantor of the senior subordinated notes issued by Nexstar Broadcasting. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Finance Holdings, the parent of Nexstar Broadcasting.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,524	$6,981	$—	$—	$18,505
Accounts receivable, net	—	47,976	415	—	—	48,391
Due from consolidated entities	—	20,922	—	—	(20,922)	—
Current portion of broadcast rights	—	13,591	3,701	—	—	17,292
Prepaid expenses and other current assets	—	2,432	142	6	—	2,580

Total current assets	—	96,445	11,239	6	(20,922)	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	—	—	156,562	(223,112)	—
Amounts due from subsidiaries eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	78,546	22,574	—	(52)	101,068
Broadcast rights	—	4,723	1,700	—	—	6,423
Goodwill, net	—	129,269	16,307	—	—	145,576
Intangible assets, net	—	291,607	82,443	—	—	374,050
Other noncurrent assets	1	17,802	631	2,658	(12)	21,080

Total assets	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$830	$1,520	$—	$—	$2,350
Current portion of broadcast rights payable	—	13,517	4,044	—	—	17,561
Accounts payable	—	7,984	108	—	—	8,092
Accrued expenses	—	11,677	884	—	—	12,561
Taxes payable	—	75	14	—	—	89
Interest payable	—	8,845	21	—	—	8,866
Deferred revenue	—	1,808	192	—	—	2,000
Due to consolidated entities	—	—	20,922	—	(20,922)	—

Total current liabilities	—	44,736	27,705	—	(20,922)	51,519
Debt	—	365,627	171,220	90,701	—	627,548
Broadcast rights payable	—	5,156	1,997	—	—	7,153
Deferred tax liabilities	—	26,206	3,163	—	—	29,369
Deferred revenue	—	4,286	—	—	—	4,286
Deferred gain on sale of assets	—	4,072	2,691	—	—	6,763
Amounts due to subsidiaries eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other liabilities	—	1,896	2,186	2	(12)	4,072

Total liabilities	4,007	451,979	208,962	92,676	(26,914)	730,710

Commitments and contingencies

Minority interest in consolidated entity	—	15,831	5,719	—	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Subscriptions receivable	—	—	(1)	—	1	—
Additional paid-in capital	392,393	418,521	—	365,204	(783,725)	392,393
Accumulated deficit	(330,133)	(261,959)	(79,787)	(298,654)	560,561	(409,972)

Total stockholders’ equity (deficit)	62,544	156,562	(79,787)	66,550	(223,164)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2003

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$227	$8,764	$1,857	$—	$—	$10,848
Accounts receivable, net	—	41,221	3,631	—	—	44,852
Due from consolidated entities	—	31,974	—	—	(31,974)	—
Current portion of broadcast rights	—	16,109	2,917	—	—	19,026
Prepaid expenses and other current assets	166	1,856	61	12	(121)	1,974
Deferred tax assets	16	43	—	—	—	59

Total current assets	409	99,967	8,466	12	(32,095)	76,759
Investments in subsidiaries eliminated upon consolidation	81,247	—	—	189,457	(270,704)	—
Amounts due from subsidiaries eliminated upon consolidation	—	6,014	—	—	(6,014)	—
Property and equipment, net	—	77,735	14,158	—	(75)	91,818
Restricted cash	—	—	800	—	—	800
Broadcast rights	—	4,672	2,774	—	—	7,446
Goodwill, net	—	124,316	11,583	—	—	135,899
Intangible assets, net	—	310,427	77,263	—	—	387,690
Other noncurrent assets	—	19,822	3,000	3,862	—	26,684

Total assets	$81,656	$642,953	$118,044	$193,331	$(308,888)	$727,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$550	$1,400	$—	$—	$1,950
Current portion of broadcast rights payable	—	15,518	2,991	—	—	18,509
Accounts payable	—	9,584	358	—	(5)	9,937
Accrued expenses	—	17,705	922	—	—	18,627
Taxes payable	—	292	16	—	(116)	192
Interest payable	—	4,820	20	—	—	4,840
Deferred revenue	—	1,054	198	—	—	1,252
Deferred tax liabilities	—	1,047	0	—	—	1,047
Due to consolidated entities	—	—	31,974	—	(31,974)	—

Total current liabilities	—	50,570	37,879	—	(32,095)	56,354
Debt	—	345,271	141,600	110,117	—	596,988
Broadcast rights payable	—	5,787	3,215	—	—	9,002
Deferred tax liabilities	57	22,604	2,067	—	2	24,730
Deferred revenue	—	3,743	—	—	—	3,743
Deferred gain on sale of assets	—	4,333	2,865	—	—	7,198
Amounts due to subsidiaries eliminated upon consolidation	4,050	—	—	1,964	(6,014)	—
Other liabilities	—	4,514	1,875	3	(2)	6,390

Total liabilities	4,107	436,822	189,501	112,084	(38,109)	704,405

Commitments and contingencies

Minority interest in consolidated entity	—	16,674	2,812	—	—	19,486

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Subscriptions receivable	—	—	(1)	—	1	—
Additional paid-in capital	392,393	453,266	—	365,152	(818,418)	392,393
Accumulated deficit	(315,128)	(263,809)	(74,269)	(283,905)	547,639	(389,472)

Total stockholders’ equity (deficit)	77,549	189,457	(74,269)	81,247	(270,779)	3,205

Total liabilities and stockholders’ equity (deficit)	$81,656	$642,953	$118,044	$193,331	$(308,888)	$727,096

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$244,849	$14,815	$—	$—	$259,664
Less: commissions	—	33,095	1,910	—	—	35,005

Net broadcast revenue (excluding trade and barter)	—	211,754	12,905	—	—	224,659
Trade and barter revenue	—	18,663	2,418	—	—	21,081
Revenue between consolidated entities	—	13,167	21,186	—	(34,353)	—

Total net revenue	—	243,584	36,509	—	(34,353)	245,740

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	61,936	4,108	—	—	66,044
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	5	67,908	4,406	—	—	72,319
Selling, general, and administrative expenses between consolidated entities	—	21,186	13,167	—	(34,353)	—
Merger related expenses	—	456	—	—	—	456
Amortization of broadcast rights	—	20,226	4,579	—	—	24,805
Amortization of intangible assets	—	20,971	5,492	—	—	26,463
Depreciation	—	15,400	2,572	—	(23)	17,949

Total operating expenses	5	208,083	34,324	—	(34,376)	208,036

Income (loss) from operations	(5)	35,501	2,185	—	23	37,704
Interest expense, including amortization of debt financing costs	—	(36,625)	(5,871)	(9,769)	—	(52,265)
Loss on extinguishment of debt	—	(786)	(1,094)	(6,824)	—	(8,704)
Interest income	—	95	18	—	—	113
Equity in earnings (loss) of subsidiaries	(14,749)	—	—	1,850	12,899	—
Other income, net	—	4,756	175	—	—	4,931

Income (loss) before income taxes	(14,754)	2,941	(4,587)	(14,743)	12,922	(18,221)
Income tax expense	(251)	(3,009)	(1,119)	(6)	—	(4,385)

Loss before minority interest in consolidated entity	(15,005)	(68)	(5,706)	(14,749)	12,922	(22,606)
Minority interest in consolidated entity	—	1,918	188	—	—	2,106

Income (loss) attributable to common shareholders	$(15,005)	$1,850	$(5,518)	$(14,749)	$12,922	$(20,500)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$204,051	$18,376	$—	$—	$222,427
Less: commissions	—	26,176	2,708	—	—	28,884

Net broadcast revenue (excluding trade and barter)	—	177,875	15,668	—	—	193,543
Trade and barter revenue	—	18,215	2,574	—	—	20,789
Revenue between consolidated entities	—	5,909	10,204	—	(16,113)	—

Total net revenue	—	201,999	28,446	—	(16,113)	214,332

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	56,197	4,611	—	—	60,808
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	68,393	6,040	4	—	74,439
Selling, general, and administrative expenses between consolidated entities	—	10,204	5,909	—	(16,113)	—
Merger related expenses	—	11,754	—	—	—	11,754
Amortization of broadcast rights	—	21,768	4,126	—	—	25,894
Amortization of intangible assets	—	19,005	5,929	—	—	24,934
Depreciation	—	16,897	3,570	—	—	20,467

Total operating expenses	2	204,218	30,185	4	(16,113)	218,296

Loss from operations	(2)	(2,219)	(1,739)	(4)	—	(3,964)
Interest expense, including amortization of debt financing costs	(3,473)	(45,950)	(7,574)	(11,345)	—	(68,342)
Loss on extinguishment of debt	—	(8,185)	(2,582)	—	—	(10,767)
Interest income	56	543	7	—	—	606
Equity in loss of subsidiaries	(51,431)	—	—	(40,069)	91,500	—
Other income, net	—	2,841	1,019	—	—	3,860

Loss before income taxes	(54,850)	(52,970)	(10,869)	(51,418)	91,500	(78,607)
Income tax benefit (expense)	2,559	15,112	(2,738)	(13)	—	14,920

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(52,291)	(37,858)	(13,607)	(51,431)	91,500	(63,687)
Cumulative effect of change in accounting principle, net of tax	(6,321)	(2,577)	—	—	—	(8,898)
Minority interest in consolidated entity	—	366	420	—	—	786

Net loss	(58,612)	(40,069)	(13,187)	(51,431)	91,500	(71,799)
Accretion to preferred interests	(7,939)	(7,380)	—	—	—	(15,319)

Net loss attributable to common shareholders	$(66,551)	$(47,449)	$(13,187)	$(51,431)	$91,500	$(87,118)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Revenue (excluding trade and barter)	$—	$202,702	$15,699	$—	$—	$218,401
Less: commissions	—	27,775	2,508	—	—	30,283

Net broadcast revenue (excluding trade and barter)	—	174,927	13,191	—	—	188,118
Trade and barter revenue	—	15,935	2,224	—	—	18,159
Revenue between consolidated entities	—	4,447	12,337	—	(16,784)	—

Total net revenue	—	195,309	27,752	—	(16,784)	206,277

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	49,655	3,716	—	—	53,371
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(2)	57,364	4,748	—	—	62,110
Selling, general, and administrative expenses between consolidated entities	—	12,337	4,447	—	(16,784)	—
Amortization of broadcast rights	—	20,735	3,954	—	—	24,689
Amortization of intangible assets	—	16,461	5,294	—	—	21,755
Depreciation	—	19,424	3,662	—	—	23,086

Total operating expenses	(2)	175,976	25,821	—	(16,784)	185,011

Income from operations	2	19,333	1,931	—	—	21,266
Interest expense, including amortization of debt financing costs	—	(54,693)	(8,860)	(3,866)	—	(67,419)
Loss on extinguishment of debt	—	49	(276)	—	—	(227)
Interest income	2	136	14	—	—	152
Equity in loss of subsidiaries	(83,248)	—	—	(79,353)	162,601	—
Other income, net	—	(967)	(249)	—	—	(1,216)

Loss before income taxes	(83,244)	(36,142)	(7,440)	(83,219)	162,601	(47,444)
Income tax expense	(5,512)	(1,738)	(900)	(29)	—	(8,179)

Loss before cumulative effect of change in accounting principle	(88,756)	(37,880)	(8,340)	(83,248)	162,601	(55,623)
Cumulative effect of change in accounting principle, net of tax	—	(41,473)	(1,997)	—	—	(43,470)

Net loss	(88,756)	(79,353)	(10,337)	(83,248)	162,601	(99,093)
Accretion to preferred interests	(7,713)	(9,768)	—	—	—	(17,481)

Net loss attributable to common shareholders	$(96,469)	$(89,121)	$(10,337)	$(83,248)	$162,601	$(116,574)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$40,123	$(2,108)	$(5,929)	$—	$31,911

Cash flows from investing activities:
Additions to property and equipment, net	—	(10,300)	(252)	—	—	(10,552)
Proceeds from sale of assets	—	253	1	—	—	254
Acquisition of broadcast properties and related transaction costs	—	(12,414)	(22,693)	—	—	(35,107)
Change in restricted cash	—	—	800	—	—	800

Net cash used for investing activities	—	(22,461)	(22,144)	—	—	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	83,000	152,000	—	—	235,000
Repayment of long-term debt	—	(95,415)	(152,760)	—	—	(248,175)
Proceeds from revolver draws	—	33,000	30,500	—	—	63,500
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(742)	(364)	(6)	—	(1,112)
Capital contributions/distributions	(52)	(34,745)	—	34,797	—	—

Net cash provided by (used for) financing activities	(52)	(14,902)	29,376	5,929	—	20,351

Net increase (decrease) in cash and cash equivalents	(227)	2,760	5,124	—	—	7,657

Cash and cash equivalents beginning of period	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of period	$—	$11,524	$6,981	$—	$—	$18,505

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$2,777	$(8,698)	$9,716	$(109)	$—	$3,686

Cash flows from investing activities:
Additions to property and equipment, net	—	(9,107)	(1,204)	—	—	(10,311)
Proceeds from sale of assets	—	17	—	—	—	17
Acquisition of broadcast properties and related transaction costs	—	(92,125)	(9,692)	—	—	(101,817)
Down payment on acquisition of stations	—	(10,000)	(1,500)	—	—	(11,500)
Change in restricted cash	—	—	(800)	—	—	(800)

Net cash used for investing activities	—	(111,215)	(13,196)	—	—	(124,411)

Cash flows from financing activities:
Proceeds from stock offering	140,000	—	—	—	—	140,000
Proceeds from debt issuance	—	310,000	195,000	74,675	—	579,675
Repayment of long-term debt	—	(281,116)	(202,005)	—	—	(483,121)
Proceeds from revolver draws	—	32,000	16,150	—	—	48,150
Repayment of senior discount notes	—	(27,948)	—	—	—	(27,948)
Repayment of note payable to related party	—	—	(2,000)	—	—	(2,000)
Repayment of preferred membership interests and common units	(54,960)	(68,560)	—	—	—	(123,520)
Payments for debt financing costs	—	(7,002)	(2,334)	(3,195)	—	(12,531)
Payments of stock issuance costs	(14,811)	—	—	—	—	(14,811)
Capital contributions/distributions	(72,847)	142,696	—	(71,371)	—	(1,522)

Net cash provided by (used for) financing activities	(2,618)	100,070	4,811	109	—	102,372

Net increase (decrease) in cash and cash equivalents	159	(19,843)	1,331	—	—	(18,353)

Cash and cash equivalents beginning of period	68	28,607	526	—	—	29,201

Cash and cash equivalents at end of period	$227	$8,764	$1,857	$—	$—	$10,848

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$45	$25,489	$3,024	$183	$—	$28,741

Cash flows from investing activities:
Additions to property and equipment, net	—	(11,143)	(506)	—	—	(11,649)
Proceeds from sale of assets	—	935	272	—	—	1,207
Acquisition of broadcast properties and related transaction costs	—	(69)	(8,251)	—	—	(8,320)
Down payment on acquisition of stations	—	(50)	(1,500)	—	—	(1,550)

Net cash used for investing activities	—	(10,327)	(9,985)	—	—	(20,312)

Cash flows from financing activities:
Repayment of long-term debt	—	(3,093)	(1,403)	—	—	(4,496)
Proceeds from revolver draws	—	2,500	9,000	—	—	11,500
Proceeds from termination of derivative instrument	—	4,387	—	—	—	4,387
Payments for debt financing costs	—	(991)	(766)	(183)	—	(1,940)
Payments of stock issuance costs	(45)	—	—	—	—	(45)
Proceeds from issuance of redeemable preferred units	—	2,746	—	—	—	2,746
Proceeds from issuance of redeemable common units	—	2,254	—	—	—	2,254
Repurchase of common units	—	(1)	—	—	—	(1)
Capital contributions/distributions	—	(1,410)	—	—	—	(1,410)

Net cash provided by (used for) financing activities	(45)	6,392	6,831	(183)	—	12,995

Net increase (decrease) in cash and cash equivalents	—	21,554	(130)	—	—	21,424
Cash and cash equivalents beginning of period	68	7,053	656	—	—	7,777

Cash and cash equivalents at end of period	$68	$28,607	$526	$—	$—	$29,201

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Employee Benefits

Nexstar, Mission, Quorum and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission and former employees of Quorum and VHR who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of Nexstar and Mission. Quorum and VHR recorded contributions of $0.1 million for each of the years ended December 31, 2003 and 2002, respectively. The Quorum 401(k) plan was merged into the Nexstar 401(k) plan on March 15, 2004. The VHR plan merged into the Mission 401(k) plan on March 29, 2004. Nexstar recorded contributions of $0.5 million for the year ended December 31, 2004. Nexstar did not provide for any contributions during the years ended December 31, 2003 and 2002. Mission recorded contributions of $16 thousand for the year ended December 31, 2004. Mission did not provide for any contributions for the years ended December 31, 2003 and 2002.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $25 thousand, $25 thousand and $26 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

18.	Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated June 16, 2001 with Nexstar’s primary lender, Nexstar had guaranteed a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity interests of Nexstar. In December 2003, Nexstar paid compensation to the officer in the amount of $4.1 million, including related taxes, and the officer repaid the loan in full and the guaranty was terminated.

Transactions with ABRY

Quorum paid ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $0.3 million for the years ended December 31, 2003 and 2002, and are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Certain accrued management fees were settled by issuance of 80,230 shares of Nexstar’s Class B common stock and the management agreements were terminated upon completion of the Quorum acquisition on December 30, 2003.

Other Transactions

For the year ended December 31, 2003, Nexstar recorded $7.8 million of severance related costs associated with payment to the former President and Chief Executive Officer of Quorum, as part of merger related expenses. The payment, which was made in 2004, was included in accrued expenses as of December 31, 2003.

VHR paid compensation to the former principal stockholder and officer of VHR of $0.1 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively, which is included in selling, general and administrative expenses.

On January 2, 2002, Quorum entered into a software sublicense agreement with VHR-ABS, LLC, an entity affiliated with the former principal stockholder and officer of VHR. Quorum was required to make payments of $60 thousand a year for use of the software. The partnership interest was purchased for $0.3 million on December 30, 2003 and the agreement was terminated.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Related Party Transactions—(Continued)

Pursuant to a management services agreement, Mission paid compensation to the principal stockholder of Mission, in the amount of $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2004, 2003, and 2002, respectively, which is included in selling, general and administrative expenses.

19.	Unaudited Quarterly Data

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Net revenue	$54,236	$61,157	$59,884	$70,463
Income from operations	2,659	11,693	8,760	14,592
Net income (loss) attributable to common shareholders	(16,714)	1,175	(5,702)	741

Basic and diluted loss per share:
Net income (loss) attributable to common shareholders	$(0.59)	$0.04	$(0.20)	$0.03
Basic and diluted weighted average shares outstanding	28,363	28,363	28,363	28,363

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Net revenue	$47,254	$55,185	$52,869	$59,024
Income (loss) from operations	576	7,259	1,350	(13,149)
Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(17,077)	(9,277)	(12,430)	(24,903)
Cumulative effect of change in accounting principle, net of tax	—	—	(8,898)	—
Net loss attributable to common shareholders	(26,538)	(15,030)	(21,170)	(24,380)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(1.27)	(0.64)	(0.81)	(1.31)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.58)	—
Net loss attributable to common shareholders	$(1.97)	$(1.04)	$(1.38)	$(1.29)
Basic and diluted weighted average shares outstanding	13,479	14,446	15,352	18,971

20.	Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
			(in thousands)
Year ended December 31, 2002—Allowance for doubtful accounts	$1,090	$1,267	$—	$(1,422)	$935
Year ended December 31, 2003—Allowance for doubtful accounts	935	1,273	241	(1,355)	1,094
Year ended December 31, 2004—Allowance for doubtful accounts	1,094	1,751	—	(1,726)	1,119

(1)	Uncollectible accounts written off, net of recoveries.

21.	Subsequent Events

Subsequent Acquisitions

As discussed in Note 3, Mission consummated the acquisition of WTVO, the ABC affiliate in Rockford, Illinois on January 4, 2005 and Nexstar consummated the acquisition of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas on January 7, 2005.

Call for Redemption of 12% Notes

On March 14, 2005, Nexstar Broadcasting entered into a binding commitment with a syndicate of commercial banks to fund the redemption of $160.0 million in aggregate principal amount of 12% Notes and refinance its bank credit facility. On March 2, 2005, Nexstar Broadcasting called for redemption of all the outstanding 12% Notes that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. The aggregate redemption payment of $169.6 million plus accrued interest will be made on April 1, 2005. The redemption amount includes a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes is expected to result in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $4.7 million of previously capitalized debt financing costs and $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar expects to record a gain during the second quarter of 2005 of approximately $2.3 million from the recognition of a SFAS No. 133 hedge accounting adjustment.

Refinancing of Nexstar and Mission Credit Facilities

In connection with the refinancing of the Nexstar Credit Facility, Nexstar Broadcasting will enter into a new senior secured credit facility agreement which will replace Nexstar’s previous bank credit facility agreement. Nexstar’s new credit facility will consist of a $182.3 million term loan and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. Financial covenants under the new credit facility agreement will include a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

In conjunction with the refinancing discussed above, Mission will also enter into a new senior secured credit facility agreement which will replace its previous bank credit facility agreement. Mission’s new credit facility will consist of a $172.7 million term loan and a $50.0 million revolving loan. Terms of the new Mission credit facility, including debt covenants and maturity, will be the same as the terms of the new Nexstar credit facility described above.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Subsequent Events—(Continued)

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for Nexstar’s television stations KLST (San Angelo), KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television stations KRBC (Abilene) and KODE (Joplin). Also, on February 1, 2005, Nexstar’s retransmission consent agreement expired for its television station KTAL. As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals.

Nexstar and Mission have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed Nexstar and Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, one of the Cable Operators submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct Nexstar and Mission to negotiate in good faith for retransmission consent agreements for KLST and KRBC. On February 8, 2005, Nexstar and Mission submitted their joint response to the complaint. On February 24, 2005, one of the Cable Operators filed a response to the filing made by Nexstar and Mission. This matter remains pending before the FCC. If Nexstar and Mission do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. The Company is currently unable to determine the ultimate outcome of these matters, but does not believe they will have a material effect on the Company’s financial condition or results of operations.

Exhibit No.	Exhibit Index
3.1	Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

3.2	Amended and Restated By-Laws of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.2	Form of Stockholders Agreement among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Perry A. Sook and the other stockholders named therein. (Incorporated by reference to Exhibit 4.2 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.1	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2	Supplemental Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Finance Holdings II, L.L.C. and The Bank of New York, dated August 6, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings L.L.C. and Nexstar Finance Holdings, Inc.)

10.4	Unit Agreement, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Equity Corp., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5	First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.6	Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7	First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.8	Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.9	Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.10	Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.11	Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Broadcasting Group, L.L.C. and Nexstar Finance Holdings, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Guaranty Agreement, dated as of January 12, 2001, executed by the direct subsidiaries of Nexstar Broadcasting Group, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Finance Holdings, Inc. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14	Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15	Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16	Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.17	Pledge and Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.18	Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.19	Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.20	Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.21	Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.22	Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.23	Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.24	Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.25	Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.26	Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G. Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.29	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.30	Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc., and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.31	Second Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.32	Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.33	Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.34	Third Amendment to Individual Loan Agreement by and between Perry A. Sook and Bank of America, N.A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.35	Form of Limited Guaranty (Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.36	Securities Purchase Agreement between Nexstar Broadcasting Group, L.L.C., as Issuer, and Banc America Capital Investors I, L.P., as purchaser, dated as of August 7, 2001. (Incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.38	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.39	Agreement of the Sale of Commercial Time dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.40	Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.41	Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.42	Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.43	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.44	Amendment, dated as of July 31, 1998, to Time Brokerage Agreement dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.45	Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.47	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.48	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.49	Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.50	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.51	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.52	Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.53	Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.54	Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.55	Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.56	Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.57	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.58	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.59	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.60	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.61	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.62	Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.63	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.64	Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.65	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.66	Registration Rights Agreement, by and among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.67	Reorganization Agreement, dated as of September 12, 2003, between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance Inc.)

10.68	Addendum to Employment Agreement, dated as of May 20, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.74 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.69	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.75 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.70	Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.71	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.72	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.78 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.73	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the other Parent Guarantors parties thereto, the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.79 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.74	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Mission Broadcasting, Inc., the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.80 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.75	Limited Consent, Waiver and Seventh Amendment to Credit Agreement, dated as of September 5, 2003, among Quorum Broadcasting Company, Inc., Quorum Broadcasting Company, LLC, VHR Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Quorum Broadcast Holdings, LLC, Quorum Broadcast Holdings, Inc., the Lenders parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.81 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.76	Employment Agreement, dated as of September 1, 2003, by and between G. Robert Thompson and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.82 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.77	Amendment No. 1 to the Reorganization Agreement, dated as of November 3, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.78	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.79	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.80	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Susana Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.86 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.81	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.87 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.82	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.83	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.84	Assignment and Assumption Agreement, dated as of August 6, 2001, by Nexstar Finance Holdings II, L.L.C. and Nexstar Finance Holdings, L.L.C. (Incorporated by reference to Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-68694) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.85	Third Amended and Restated Credit Agreement, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.86	Second Amended and Restated Credit Agreement, dated as of December 30, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.87	First Restated Security Agreement, dated as of December 30, 2003 by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.88	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.89	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. for Nexstar Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.90	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. for Mission Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.91	Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.92	Registration Rights Agreement, by and among Nexstar Broadcasting, Inc. (f/k/a Nexstar Finance, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, Bear, Stearns & Co., Inc. and RBC Dominion Securities Corporation, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.93	Employment Agreement, dated as of January 15, 2004, by and between Paul Greeley and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.94	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.95	Amendment to Shared Service Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.96	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.97	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.98	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.99	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.100	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.101	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.102	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.103	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.104	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.105	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.106	Purchase Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.107	Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.108	Consent and Second Amendment to the Nexstar Credit Agreement. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 19, 2004).

10.109	Consent and First Amendment to the Mission Credit Agreement. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 19, 2004).

10.110	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004).

10.111	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004).

10.112	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Subordinated Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004).

14.1	Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the registrant.*

23.1	Consent Letter issued by PricewaterhouseCoopers LLP on March 15, 2005.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith