Form 10-Q
period 2005-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2005-05-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

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

As of April 30, 2005, the Registrant had outstanding:

14,289,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

     662,529 shares of Class C Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2004	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,505	$13,859
Accounts receivable, net of allowance for doubtful accounts of $1,119 and $1,059, respectively	48,391	42,027
Current portion of broadcast rights	17,292	12,080
Prepaid expenses and other current assets	2,580	1,945

Total current assets	86,768	69,911

Property and equipment, net	101,068	100,667
Broadcast rights	6,423	4,363
Goodwill, net	145,576	146,272
Intangible assets, net	374,050	367,722
Other noncurrent assets	21,080	11,266

Total assets	$734,965	$700,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$2,350	$2,350
Current portion of broadcast rights payable	17,561	12,738
Accounts payable	8,092	8,628
Accrued expenses	12,561	11,242
Taxes payable	89	406
Interest payable	8,866	11,492
Deferred revenue	2,000	2,629

Total current liabilities	51,519	49,485

Debt	627,548	629,505
Broadcast rights payable	7,153	5,178
Deferred tax liabilities	29,369	30,622
Deferred revenue	4,286	3,921
Deferred gain on sale of assets	6,676	6,567
Other liabilities	4,159	5,026

Total liabilities	730,710	730,304

Commitments and contingencies

Minority interest in consolidated entity	21,550	—

Stockholders’ deficit:
Preferred stock – $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both December 31, 2004 and March 31, 2005	—	—
Common stock:
Class A Common – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 at both December 31, 2004 and March 31, 2005	143	143
Class B Common – $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2004 and March 31, 2005	134	134
Class C Common – $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both December 31, 2004 and March 31, 2005	7	7
Additional paid-in capital	392,393	392,393
Accumulated deficit	(409,972)	(422,780)

Total stockholders’ deficit	(17,295)	(30,103)

Total liabilities and stockholders’ deficit	$734,965	$700,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Revenue (excluding trade and barter)	$56,427	$54,509
Less: commissions	(7,459)	(6,996)

Net broadcast revenue (excluding trade and barter)	48,968	47,513
Trade and barter revenue	5,268	5,150

Total net revenue	54,236	52,663

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	15,472	16,306
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	16,719	17,194
Merger related expenses	456	—
Amortization of broadcast rights	6,887	6,158
Amortization of intangible assets	6,920	6,762
Depreciation	5,123	4,423

Total operating expenses	51,577	50,843

Income from operations	2,659	1,820
Interest expense, including amortization of debt financing costs	(12,843)	(13,075)
Loss on extinguishment of debt	(6,824)	—
Interest income	16	39
Other income (expenses), net	759	(48)

Loss before income taxes	(16,233)	(11,264)
Income tax expense	(968)	(1,544)

Loss before minority interest in consolidated entity	(17,201)	(12,808)
Minority interest in consolidated entity	487	—

Net loss	$(16,714)	$(12,808)

Net loss per common share:
Basic and diluted	$(0.59)	$(0.45)
Weighted average number of common shares outstanding:
Basic and diluted	28,363	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Cash flows provided by operating activities	$5,070	$11,274

Cash flows from investing activities:
Additions to property and equipment, net	(2,417)	(2,874)
Proceeds from sale of assets	—	22
Acquisition of broadcast properties and related transaction costs	—	(12,481)

Net cash used for investing activities	(2,417)	(15,333)

Cash flows from financing activities:
Repayment of long-term debt	(488)	(1,587)
Proceeds from revolver draws	33,000	1,000
Repayment of senior discount notes	(28,862)	—
Payments for debt finance costs	(32)	—

Net cash provided by (used for) financing activities	3,618	(587)

Net increase (decrease) in cash and cash equivalents	6,271	(4,646)
Cash and cash equivalents at beginning of period	10,848	18,505

Cash and cash equivalents at end of period	$17,119	$13,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Nexstar Broadcasting Group, Inc. (“Nexstar”) owns, operates, programs or provides sales and other services to 44 television stations affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provides sales, programming and other services to stations owned and/or operated by independent third parties.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control. Nexstar believes that, taken together, its current consolidated cash balances, internally generated cash flow and availability under its credit facilities should result in Nexstar having adequate cash resources to meet its future requirements for working capital, capital expenditures and debt service for at least the next twelve months. On April 1, 2005, Nexstar redeemed $160.0 million in aggregate principal amount of outstanding 12% senior subordinated notes. Also on April 1, 2005, Nexstar refinanced its senior secured credit facility and issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes to fund the redemption of the 12% senior subordinated notes. Additionally, on April 1, 2005, Mission Broadcasting, Inc. refinanced its senior secured credit facility. See Note 6 for a further discussion of these debt transactions.

2.    Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options granted by Mission’s shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of March 31, 2005, the assets of Mission consisted of current assets of $1.2 million (excluding broadcast rights), broadcast rights of $3.9 million, FCC licenses of $28.7 million, goodwill and other intangible assets of $68.8 million, property and equipment of $22.0 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar has with Mission as of March 31, 2005:

Service Agreements	Mission Stations
TBA (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO

(1)	Nexstar has a time brokerage agreement (“TBA”) with each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

Variable Interest Entities

The Company, generally in connection with pending acquisitions subject to FCC consent, will enter into TBAs with non-owned stations. As a result of the TBA, the Company may determine that the station is a VIE and that the Company is the primary beneficiary of the variable interest. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company will continue to operate the station under a TBA until the termination of such agreement, which typically occurs on consummation of the acquisition of the station. The Company also may determine that a station is a VIE in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station.

VIEs included in the accompanying consolidated financial statements as a result of TBAs entered into in connection with station acquisitions are discussed below.

As a result of TBAs the Company entered into with the owners of KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas and WTVO, the ABC affiliate in Rockford, Illinois, Nexstar and Mission determined that they were the primary beneficiary of the respective stations and, accordingly, had consolidated their financial statements in prior periods. As discussed further in Note 3, the Company completed its acquisitions of KFTA/KNWA and WTVO in January 2005 and operations under the TBAs were terminated. Therefore, the Company discontinued its consolidation of these stations as VIEs during the first quarter of 2005.

VIEs in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station are discussed below.

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, owned by Piedmont Television of Monroe/El Dorado LLC (previously known as GOCOM Television of Quachita, LLC) (“Piedmont”) as a result of local service agreements Nexstar has with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments under the JSA with Piedmont of approximately $0.3 million and $0.2 million for the three months ended March 31, 2004 and 2005, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies—(Continued)

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) as a result of an outsourcing agreement it entered into effective December 1, 2001 with Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WYZZ. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair of $0.4 million and $0.3 million under the outsourcing agreement for the three months ended March 31, 2004 and 2005, respectively.

Under the outsourcing agreement with Sinclair, Nexstar pays for certain operating expenses of WYZZ and therefore may have unlimited exposure to any potential operating losses. Nexstar believes that its minimum exposure to loss under the WYZZ service agreement consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of KTVE and WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plan under the alternative recognition and measurement principles of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations rather than the fair value accounting method allowed by FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, no compensation expense is recognized for stock options granted when the exercise price of the options is greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. Nexstar did not incur stock-based employee compensation costs for the three months ended March 31, 2004 and 2005 as all options granted under its stock-based employee compensation plan had an exercise price greater than or equal to the market price of the underlying common stock on the date of grant.

The Company has adopted the disclosure only provisions of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2005
	(in thousands, except per share amounts)
Net loss, as reported	$(16,714)	$(12,808)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(238)	(366)

Pro forma net loss	$(16,952)	$(13,174)

Basic and diluted net loss per common share, as reported	$(0.59)	$(0.45)
Basic and diluted net loss per common share, pro forma	$(0.60)	$(0.46)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options granted to employees. There is no difference between basic and diluted net loss per share since the effect of stock options is not included in the computation of diluted net loss per share for the three months ended March 31, 2004 and 2005, as the effect would be anti-dilutive. Stock options for 2,123,000 and 1,323,626 weighted-average common shares were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the diluted per share computation because the option exercise prices were greater than the average market price of the common stock.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaces SFAS No. 123 and supercedes APB No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 as originally issued. However, SFAS No. 123(R) eliminates the use of the alternative APB No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. The pro forma footnote disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), compensation cost related to stock options is measured at the grant date based on the fair value of the award using an option-pricing model and will be recognized as expense ratably over the vesting period. SFAS No. 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005, which is July 1, 2005. However, pursuant to SEC Release No. 33-8568, Nexstar has elected to adopt this new Standard as of the beginning of the 2006 fiscal year, which is January 1, 2006. Using the modified prospective method of adoption, beginning January 1, 2006 Nexstar will recognize compensation expense for all newly granted or modified stock options based on the requirements of SFAS No. 123(R) and will begin recognizing compensation expense over the remaining vesting period for the unvested portion of all stock options granted prior to adoption based on the fair values previously calculated for pro forma disclosure purposes. The Black-Scholes option-pricing model has been used to value Nexstar’s employee stock options for disclosure purposes and this option-pricing model will be used under SFAS No. 123(R).

As permitted by SFAS No. 123, Nexstar currently accounts for stock-based compensation to employees using the intrinsic value method of APB No. 25 and, as such, has not recognized compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s expense recognition provision will have a significant impact on the Nexstar’s results of operations, although it will have no impact on the Company’s consolidated financial position. Nexstar is unable to quantify an estimate of the impact of adopting SFAS No. 123(R) at this time because it will depend on, among other factors, the market price of Nexstar’s common stock, and the terms, number and timing of future stock option award grants. However, had Nexstar adopted this new Standard in prior periods, the impact would not have been materially different from amounts determined for the pro forma footnote disclosure required by SFAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company will adopt SFAS No. 153 for its fiscal year beginning January 1, 2006. Management does not believe that the adoption of this new Standard will have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. A conditional asset retirement obligation is a term used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, that refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, which is the Company’s current fiscal year ending December 31, 2005. Management is currently evaluating the impact the adoption of FIN No. 47 will have on the Company’s financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Acquisitions

During the three months ended March 31, 2005, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the assets acquired is recorded as goodwill. The consolidated financial statements include the operating results of each business from the TBA commencement date.

Station	Network Affiliation	Market	Date Acquired	Acquired By
WTVO(1)	ABC	Rockford, Illinois	January 4, 2005	Mission
KFTA/KNWA(2)	NBC	Fort Smith-Fayetteville-Springdale-Rogers, Arkansas	January 7, 2005	Nexstar

(1)	Mission commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.
(2)	Nexstar commenced operations under a TBA on October 16, 2003 which terminated on the date of acquisition.

WTVO

On October 4, 2004, Mission entered into a purchase agreement and a TBA with Young and Winnebago, which owned WTVO, the ABC affiliate in Rockford, Illinois. Mission commenced operations under the TBA on November 1, 2004 which terminated upon the purchase of the station. On January 4, 2005, Mission completed the acquisition of WTVO for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment.

The following table summarizes the estimated fair values of the assets acquired. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$7,161
Intangible assets	10,279
Goodwill, including transaction costs	3,658

Assets acquired	$21,098

Of the $10.3 million of acquired intangible assets, $2.9 million was assigned to FCC licenses that are not subject to amortization and $6.7 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.7 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $3.7 million is expected to be deductible for tax purposes.

KFTA/KNWA

On October 13, 2003, Nexstar entered into a purchase agreement and a TBA with J.D.G. TV, which owned KFTA/KNWA (formerly KPOM and KFAA), the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas. Nexstar commenced operations under the TBA on October 16, 2003 which terminated upon the purchase of the station. On January 7, 2005, Nexstar purchased substantially all of the assets of KFTA/KNWA for $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million upon consummation of the acquisition on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to the non-compete agreement being paid over a four year period.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$5,204
Intangible assets	11,121
Goodwill, including transaction costs	1,013

Assets acquired	$17,338

Of the $11.1 million of acquired intangible assets, $3.6 million was assigned to FCC licenses that are not subject to amortization and $5.4 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $2.1 million of acquired intangible assets includes $1.1 million of other intangible assets that have an estimated useful life of approximately 1 year and a $1.0 million non-compete agreement. Goodwill of $1.0 million is expected to be deductible for tax purposes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions—(Continued)

The following unaudited pro forma information has been presented as if the acquisitions of WTVO and KFTA/KNWA had occurred on January 1, 2004:

Three Months Ended March 31, 2004
(in thousands, except per share amount)
Net broadcast revenue (excluding trade and barter)	$50,323
Total net revenue	55,598
Income from operations	2,309
Net loss	(17,367)
Basic and diluted net loss per common share	$(0.61)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period. There is no pro forma information presented for the three months ended March 31, 2005 as the pro forma results would not be materially different from the Company’s consolidated results of operations as reported because the WTVO acquisition was consummated on January 4, 2005 and the KFTA/KNWA acquisition was consummated on January 7, 2005.

4.    Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)	December 31, 2004	March 31, 2005
		(in thousands)
Network affiliation agreements	15	$335,153	$335,588
FCC licenses	indefinite	160,856	160,856
Other intangible assets	1-15	24,581	24,366

		520,590	520,810
Less: accumulated amortization		(146,540)	(153,088)

Intangible assets, net of accumulated amortization		374,050	367,722
Goodwill, net	indefinite	145,576	146,272

Intangible assets and goodwill, net		$519,626	$513,994

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2004 and 2005 was $6.9 million and $6.8 million, respectively.

The carrying value of indefinite-lived intangible assets, excluding goodwill, at both December 31, 2004 and March 31, 2005 was $138.4 million (net of accumulated amortization of approximately $22 million).

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2004. This test resulted in no impairment being recognized. As of March 31, 2005, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the three months ended March 31, 2005 was as follows (in thousands):

Balance as of January 1, 2005	$145,576
Acquisitions	696

Balance as of March 31, 2005	$146,272

The acquisitions of WTVO and KFTA/KNWA during the first quarter of 2005 increased goodwill by approximately $0.7 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Compensation and related taxes	$3,448	$3,688
Sales commissions	1,366	1,201
Employee benefits	600	615
Property taxes	585	722
Other accruals related to operating expenses	6,562	5,016

	$12,561	$11,242

6.    Debt

Long-term debt consisted of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Term loans	$233,825	$233,238
Revolving credit facilities	21,500	21,500
12% senior subordinated notes due 2008, net of discount of $3,649 and $3,421	156,351	156,579
7% senior subordinated notes due 2014	125,000	125,000
11.375% senior discount notes due 2013, net of discount of $39,299 and $36,786	90,701	93,214
SFAS No. 133 hedge accounting adjustment	2,521	2,324

	629,898	631,855
Less: current portion	(2,350)	(2,350)

	$627,548	$629,505

In April 2005, the Company refinanced its bank credit facilities and an obligation under senior subordinated notes. The accompanying balance sheet as of March 31, 2005 does not include any adjustment for changes in the terms of long-term debt obligations resulting from the Company’s new credit facility agreements and debt offering described below.

The Nexstar and Mission Senior Secured Credit Facilities

Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, had a senior secured credit facility with a group of commercial banks which consisted of an $83.0 million term loan and a $50.0 million revolving loan. As of December 31, 2004 and March 31, 2005, Nexstar Broadcasting had $82.6 million and $82.4 million, respectively, outstanding under its term loan and no borrowings were outstanding under its revolving loan.

Mission had a senior secured credit facility with a group of commercial banks which consisted of an $152.0 million term loan and a $30.0 million revolving loan. As of December 31, 2004 and March 31, 2005, Mission had $151.2 million and $150.9 million, respectively, outstanding under its term loan and $21.5 million, respectively, of borrowings were outstanding under its revolving loan.

As of March 31, 2005, there was approximately $58.5 million of total unused commitments under Nexstar’s and Mission’s senior secured credit facilities.

Redemption of 12% Notes

On March 2, 2005, Nexstar Broadcasting called for redemption of all the outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”).

On April 1, 2005, Nexstar Broadcasting redeemed all the outstanding 12% Notes at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes and senior secured credit facility financing (as discussed below). The aggregate redemption payment of $169.6 million plus accrued interest was made on April 1, 2005. The redemption amount included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes is expected to result in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $3.6 million of previously capitalized debt financing costs and $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar expects to record a gain during the second quarter of 2005 of approximately $2.3 million from the recognition of a SFAS No. 133 hedge accounting adjustment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Debt—(Continued)

Refinancing of Nexstar and Mission Credit Facilities

On April 1, 2005, Nexstar Broadcasting entered into a new senior secured credit facility agreement which replaced Nexstar’s previous bank credit facility agreement. Nexstar’s new credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new credit facility agreement include a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

Mission also entered into a new senior secured credit facility agreement on April 1, 2005 which replaced its previous bank credit facility agreement. Mission’s new credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. Terms of the new Mission credit facility, including debt covenants and maturity, are the same as the terms of the new Nexstar credit facility described above.

Issuance of 7% Senior Subordinated Notes

On April 1, 2005, Nexstar Broadcasting issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of Nexstar Broadcasting’s previously issued 7% Notes. Proceeds obtained under the offering were net of a $1.1 million payment to be provided to investors purchasing the notes and will be included as a component of the discount. The net proceeds from the offering, together with proceeds from Nexstar’s senior secured credit facility, were used to redeem the 12% Notes.

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

8.    FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Cable Retransmission Consent Rights

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Nexstar elected to exercise retransmission consent rights for most of its stations and has negotiated agreements with cable companies for the carriage of these stations’ signals. Mission has elected to exercise retransmission consent rights for some of its stations and has negotiated agreements with cable companies for the carriage of those stations’ signals.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    FCC Regulatory Matters— (Continued)

On December 31, 2004, retransmission consent agreements expired for Nexstar’s television stations KLST (San Angelo), KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television stations KRBC (Abilene) and KODE (Joplin). Also, on February 1, 2005, a different retransmission consent agreement expired for Nexstar’s television station KTAL. As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals without the station owner’s consent.

Nexstar and Mission have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed Nexstar and Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, a Cable Operator submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct Nexstar and Mission to negotiate in good faith for retransmission consent agreements for these stations. On February 8, 2005, Nexstar and Mission submitted their joint response to the complaint. On February 24, 2005, a Cable Operator filed its response to the filing made by Nexstar and Mission. This matter remains pending before the FCC. If Nexstar and Mission do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. The Company is currently unable to determine the ultimate outcome of these matters, but does not believe they will have a material effect on the Company’s financial condition or results of operations.

Digital Television Conversion

All commercial television stations in the United States were required to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations. Except for WFXV, WQRF and KNWA (formerly KFAA), all of the television stations the Company owns and operates are broadcasting at least a low power digital television signal. WQRF received its DTV construction permit in November 2004 and has until November 2005 to construct DTV facilities. WFXV received its DTV construction permit on January 14, 2005 and has until January 14, 2006 to construct its DTV facilities. On August 31, 2004, the FCC granted consent to modify KNWA’s proposed DTV facilities, establishing a construction deadline of March 3, 2005. On January 21, 2005, Nexstar filed a request with the FCC to extend KNWA’s modified construction permit deadline. When the FCC acts on the extension request, Nexstar will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period, Nexstar could be subject to sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $11 thousand and $0.8 million, respectively, for the three months ended March 31, 2004 and 2005.

Stations may broadcast both analog and digital signals until at least December 31, 2006. After December 31, 2006, on a date determined by Congress or the FCC, stations will operate with digital-only facilities. The digital transmissions may initially be low-power, but as discussed below, full-power transmission will be required.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of the Company’s stations.

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify Nexstar’s and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

The FCC will accept requests for extensions of the applicable deadlines for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues). Nexstar and Mission intend to request extensions of the applicable deadlines from the FCC.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the FCC’s revised PSIP requirements by February 1, 2005. Nexstar and Mission requested extensions of time from the FCC to comply with the PSIP requirements due to vendor delivery and installation issues. The installation of the equipment necessary to

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    FCC Regulatory Matters—(Continued)

meet the PSIP requirements cost approximately $1.3 million in total for all of the television stations the Company owns and operates. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

9.    Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of any obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At March 31, 2005, Mission had $172.4 million outstanding under its senior credit facility.

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

10.    Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2004 and March 31, 2005 with respect to the financial position and for the three months ended March 31, 2004 and 2005 for results of operations and for the three months ended March 31, 2004 and 2005 for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

The Nexstar column presents the parent company’s financial information. Nexstar is also the guarantor. The Nexstar Finance Holdings column presents the issuer’s financial information. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13,859	$—	$13,859
Other current assets	—	6	56,046	—	56,052

Total current assets	—	6	69,905	—	69,911
Investments in subsidiaries eliminated upon consolidation	55,962	148,568	—	(204,530)	—
Amounts due from parents eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	100,667	—	100,667
Goodwill, net	—	—	146,272	—	146,272
Intangible assets, net	—	—	367,722	—	367,722
Other noncurrent assets	1	2,577	13,062	(11)	15,629

Total assets	$55,963	$151,151	$703,608	$(210,521)	$700,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,350	$—	$2,350
Other current liabilities	39	—	47,096	—	47,135

Total current liabilities	39	—	49,446	—	49,485
Debt	—	93,214	536,291	—	629,505
Amounts due to subsidiary eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other noncurrent liabilities	—	2	51,323	(11)	51,314

Total liabilities	4,046	95,189	637,060	(5,991)	730,304

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	51,633	55,962	66,548	(204,530)	(30,387)

Total stockholders’ equity (deficit)	51,917	55,962	66,548	(204,530)	(30,103)

Total liabilities and stockholders’ equity (deficit)	$55,963	$151,151	$703,608	$(210,521)	$700,201

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18,505	$—	$18,505
Other current assets	—	6	68,257	—	68,263

Total current assets	—	6	86,762	—	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	156,562	—	(223,112)	—
Amounts due from parents eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	101,068	—	101,068
Goodwill, net	—	—	145,576	—	145,576
Intangible assets, net	—	—	374,050	—	374,050
Other noncurrent assets	1	2,658	24,856	(12)	27,503

Total assets	$66,551	$159,226	$738,292	$(229,104)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,350	$—	$2,350
Other current liabilities	—	—	49,169	—	49,169

Total current liabilities	—	—	51,519	—	51,519
Debt	—	90,701	536,847	—	627,548
Amounts due to subsidiary eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other noncurrent liabilities	—	2	51,653	(12)	51,643

Total liabilities	4,007	92,676	640,019	(5,992)	730,710

Minority interest in consolidated entity	—	—	21,550	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders' equity (deficit)	62,260	66,550	76,723	(223,112)	(17,579)

Total stockholders’ equity (deficit)	62,544	66,550	76,723	(223,112)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$159,226	$738,292	$(229,104)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$47,513	$—	$47,513
Trade and barter revenue	—	—	5,150	—	5,150

Total net revenue	—	—	52,663	—	52,663

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,306	—	16,306
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,194	—	17,194
Amortization of broadcast rights	—	—	6,158	—	6,158
Amortization of intangible assets	—	—	6,762	—	6,762
Depreciation	—	—	4,423	—	4,423

Total operating expenses	—	—	50,843	—	50,843

Income from operations	—	—	1,820	—	1,820
Interest expense, including amortization of debt financing costs	—	(2,594)	(10,481)	—	(13,075)
Equity in earnings of subsidiaries	(10,588)	(7,994)	—	18,582	—
Other expense, net	—	—	(9)	—	(9)

Loss before income taxes	(10,588)	(10,588)	(8,670)	18,582	(11,264)
Income tax expense	(39)	—	(1,505)	—	(1,544)

Net loss	$(10,627)	$(10,588)	$(10,175)	$18,582	$(12,808)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$48,968	$—	$48,968
Trade and barter revenue	—	—	5,268	—	5,268

Total net revenue	—	—	54,236	—	54,236

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	15,472	—	15,472
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	—	17,173	—	17,175
Amortization of broadcast rights	—	—	6,887	—	6,887
Amortization of intangible assets	—	—	6,920	—	6,920
Depreciation	—	—	5,123	—	5,123

Total operating expenses	2	—	51,575	—	51,577

Income (loss) from operations	(2)	—	2,661	—	2,659
Interest expense, including amortization of debt financing costs	—	(2,323)	(10,520)	—	(12,843)
Loss on extinguishment of debt	—	(6,824)	—	—	(6,824)
Equity in earnings of subsidiaries	(14,493)	(5,346)	—	19,839	—
Other income, net	—	—	775	—	775

Loss before income taxes	(14,495)	(14,493)	(7,084)	19,839	(16,233)
Income tax expense	(16)	—	(952)	—	(968)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(14,511)	(14,493)	(8,036)	19,839	(17,201)
Minority interest in consolidated entity	—	—	487	—	487

Net loss	$(14,511)	$(14,493)	$(7,549)	$19,839	$(16,714)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$11,274	$—	$11,274

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(2,874)	—	(2,874)
Acquisition of broadcast properties and related transaction costs	—	—	(12,481)	—	(12,481)
Other investing activities	—	—	22	—	22

Net cash used for investing activities	—	—	(15,333)	—	(15,333)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(1,587)	—	(1,587)
Proceeds from revolver draws	—	—	1,000	—	1,000

Net cash used for financing activities	—	—	(587)	—	(587)

Net decrease in cash and cash equivalents	—	—	(4,646)	—	(4,646)
Cash and cash equivalents beginning of period	—	—	18,505	—	18,505

Cash and cash equivalents at end of period	$—	$—	$13,859	$—	$13,859

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(173)	$(5,935)	$11,178	$—	$5,070

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(2,417)	—	(2,417)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(488)	—	(488)
Proceeds from revolver draws	—	—	33,000	—	33,000
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	—	(32)	—	(32)
Capital contributions/distributions	—	34,797	(34,797)	—	—

Net cash provided by (used for) financing activities	—	5,935	(2,317)	—	3,618

Net increase (decrease) in cash and cash equivalents	(173)	—	6,444	—	6,271
Cash and cash equivalents beginning of period	227	—	10,621	—	10,848

Cash and cash equivalents at end of period	$54	$—	$17,065	$—	$17,119

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On March 16, 2001, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 12% senior subordinated notes (“12% Notes”) due in April 2008. On December 30, 2003, Nexstar Broadcasting also issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 12% Notes and 7% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2004 and March 31, 2005 with respect to the financial position and for the three months ended March 31, 2004 and 2005 for results of operations and for the three months ended March 31, 2004 and 2005 for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

The Nexstar column presents the parent company’s financial information. Nexstar is also a guarantor. The Nexstar Broadcasting column presents the issuer’s financial information. The Mission column presents the financial information of Mission Broadcasting, Inc., an entity in which Nexstar Broadcasting is deemed to have a controlling financial interest and is required to be consolidated as a variable interest entity under FIN No. 46R (see Note 2). Mission is also a guarantor of the senior subordinated notes issued by Nexstar Broadcasting. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Finance Holdings, the parent of Nexstar Broadcasting.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,113	$746	$—	$—	$13,859
Due from Mission	—	20,711	—	—	(20,711)	—
Other current assets	—	52,740	3,306	6	—	56,052

Total current assets	—	86,564	4,052	6	(20,711)	69,911
Investments in subsidiaries eliminated upon consolidation	55,962	—	—	148,568	(204,530)	—
Amounts due from parents eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	78,684	22,032	—	(49)	100,667
Goodwill, net	—	129,607	16,665	—	—	146,272
Intangible assets, net	—	286,923	80,799	—	—	367,722
Other noncurrent assets	1	11,508	1,554	2,577	(11)	15,629

Total assets	$55,963	$599,266	$125,102	$151,151	$(231,281)	$700,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$830	$1,520	$—	$—	$2,350
Due to Nexstar Broadcasting	—	—	20,711	—	(20,711)	—
Other current liabilities	39	42,695	4,401	—	—	47,135

Total current liabilities	39	43,525	26,632	—	(20,711)	49,485
Debt	—	365,451	170,840	93,214	—	629,505
Amounts due to subsidiary eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other noncurrent liabilities	—	41,722	9,601	2	(11)	51,314

Total liabilities	4,046	450,698	207,073	95,189	(26,702)	730,304

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Other stockholders' equity (deficit)	51,633	148,568	(81,972)	55,962	(204,578)	(30,387)

Total stockholders’ equity (deficit)	51,917	148,568	(81,971)	55,962	(204,579)	(30,103)

Total liabilities and stockholders’ equity (deficit)	$55,963	$599,266	$125,102	$151,151	$(231,281)	$700,201

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,524	$6,981	$—	$—	$18,505
Due from Mission	—	20,922	—	—	(20,922)	—
Other current assets	—	63,999	4,258	6	—	68,263

Total current assets	—	96,445	11,239	6	(20,922)	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	—	—	156,562	(223,112)	—
Amounts due from parents eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	78,546	22,574	—	(52)	101,068
Goodwill, net	—	129,269	16,307	—	—	145,576
Intangible assets, net	—	291,607	82,443	—	—	374,050
Other noncurrent assets	1	22,525	2,331	2,658	(12)	27,503

Total assets	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$830	$1,520	$—	$—	$2,350
Due to Nexstar Broadcasting	—	—	20,922	—	(20,922)	—
Other current liabilities	—	43,906	5,263	—	—	49,169

Total current liabilities	—	44,736	27,705	—	(20,922)	51,519
Debt	—	365,627	171,220	90,701	—	627,548
Amounts due to subsidiary eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other noncurrent liabilities	—	41,616	10,037	2	(12)	51,643

Total liabilities	4,007	451,979	208,962	92,676	(26,914)	730,710

Minority interest in consolidated entity	—	15,831	5,719	—	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Other stockholders' equity (deficit)	62,260	156,562	(79,788)	66,550	(223,163)	(17,579)

Total stockholders’ equity (deficit)	62,544	156,562	(79,787)	66,550	(223,164)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$46,777	$736	$—	$—	$47,513
Trade and barter revenue	—	4,460	690	—	—	5,150
Revenue between consolidated entities	—	2,850	6,678	—	(9,528)	—

Total net revenue	—	54,087	8,104	—	(9,528)	52,663

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,250	1,056	—	—	16,306
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	16,712	482	—	—	17,194
Selling, general, and administrative expenses between consolidated entities	—	6,678	2,850	—	(9,528)	—
Amortization of broadcast rights	—	4,975	1,183	—	—	6,158
Amortization of intangible assets	—	5,119	1,643	—	—	6,762
Depreciation	—	3,724	702	—	(3)	4,423

Total operating expenses	—	52,458	7,916	—	(9,531)	50,843

Income from operations	—	1,629	188	—	3	1,820
Interest expense, including amortization of debt financing costs	—	(8,454)	(2,027)	(2,594)	—	(13,075)
Equity in earnings of subsidiaries	(10,588)	—	—	(7,994)	18,582	—
Other expense, net	—	(9)	—	—	—	(9)

Loss before income taxes	(10,588)	(6,834)	(1,839)	(10,588)	18,585	(11,264)
Income tax expense	(39)	(1,160)	(345)	—	—	(1,544)

Net loss	$(10,627)	$(7,994)	$(2,184)	$(10,588)	$18,585	$(12,808)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$44,875	$4,093	$—	$—	$48,968
Trade and barter revenue	—	4,722	546	—	—	5,268
Revenue between consolidated entities	—	3,272	3,247	—	(6,519)	—

Total net revenue	—	52,869	7,886	—	(6,519)	54,236

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	14,472	1,000	—	—	15,472
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	15,962	1,211	—	—	17,175
Selling, general, and administrative expenses between consolidated entities	—	3,247	3,272	—	(6,519)	—
Amortization of broadcast rights	—	5,762	1,125	—	—	6,887
Amortization of intangible assets	—	5,634	1,286	—	—	6,920
Depreciation	—	4,355	768	—	—	5,123

Total operating expenses	2	49,432	8,662	—	(6,519)	51,577

Income (loss) from operations	(2)	3,437	(776)	—	—	2,659
Interest expense, including amortization of debt financing costs	—	(9,170)	(1,350)	(2,323)	—	(12,843)
Loss on extinguishment of debt	—	—	—	(6,824)	—	(6,824)
Equity in earnings of subsidiaries	(14,493)	—	—	(5,346)	19,839	—
Other income, net	—	738	37	—	—	775

Loss before income taxes	(14,495)	(4,995)	(2,089)	(14,493)	19,839	(16,233)
Income tax expense	(16)	(680)	(272)	—	—	(968)

Loss before cumulative effect of change in accounting principle and minority
interest in consolidated entity	(14,511)	(5,675)	(2,361)	(14,493)	19,839	(17,201)
Minority interest in consolidated entity	—	329	158	—	—	487

Net loss	$(14,511)	$(5,346)	$(2,203)	$(14,493)	$19,839	$(16,714)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$10,807	$467	$—	$—	$11,274

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,680)	(194)	—	—	(2,874)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,143)	—	—	(12,481)
Other investing activities	—	7	15	—	—	22

Net cash used for investing activities	—	(9,011)	(6,322)	—	—	(15,333)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,207)	(380)	—	—	(1,587)
Proceeds from revolver draws	—	1,000	—	—	—	1,000

Net cash used for financing activities	—	(207)	(380)	—	—	(587)

Net increase (decrease) in cash and cash equivalents	—	1,589	(6,235)	—	—	(4,646)
Cash and cash equivalents beginning of period	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of period	$—	$13,113	$746	$—	$—	$13,859

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(173)	$11,557	$(379)	$(5,935)	$—	$5,070

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,407)	(10)	—	—	(2,417)

Cash flows from financing activities:
Repayment of long-term debt	—	(138)	(350)	—	—	(488)
Proceeds from revolver draws	—	33,000	—	—	—	33,000
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(24)	(8)	—	—	(32)
Capital contributions/distributions	—	(34,797)	—	34,797	—	—

Net cash provided by (used for) financing activities	—	(1,959)	(358)	5,935	—	3,618

Net increase (decrease) in cash and cash equivalents	(173)	7,191	(747)	—	—	6,271
Cash and cash equivalents beginning of period	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of period	$54	$15,955	$1,110	$—	$—	$17,119

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its principal stockholder in the amount of $64 thousand and $58 thousand, respectively, for the three months ended March 31, 2004 and 2005, which is included in selling, general and administrative expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2005, unaudited condensed consolidated statements of operations and other unaudited condensed financial statements for the three months ended March 31, 2004 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we or Mission Broadcasting, Inc. (“Mission”) owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended March 31, 2005 versus the three months ended March 31, 2004, include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KSFX, (formerly KDEB), WFFT, KAMR, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KARK, WDHN, KTAB and KRBC. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to “the Company” refers to Nexstar and Mission collectively.

Introduction

We own and operate 29 television stations as of March 31, 2005. Through various local service agreements with Mission, we currently program or provide sales and other services to additional television stations. Mission is 100% owned by an independent third party. Mission owns and operates 15 television stations as of March 31, 2005.

The following table summarizes the various local service agreements we have implemented as of March 31, 2005 with Mission:

Service Agreements	Mission Stations
TBA (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs permit us to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

Our ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have had the effect of us receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have had the effect of us receiving substantially all of the available cash generated by the TBA stations listed above. We anticipate that we will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the stations listed above.

In addition to the local service agreements, we also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued.

The sole shareholder of Mission has granted us a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent. These option agreements are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

We do not own Mission or Mission’s television stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior credit facility and our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to the consolidated financial statements, we have considered the method of accounting under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

The operating revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.8% and 69.1% of our and Mission’s consolidated spot revenue for the three months ended March 31, 2004 and 2005, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

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

Industry Trends

Net broadcast revenue on a same station basis decreased 7.2% from $44.3 million for the three months ended March 31, 2004 to $41.1 million for the three months ended March 31, 2005. Net broadcast revenue in 2004 was higher than in 2005 due to a few factors. The demand for advertising was favorably affected by the improving U.S. economy and by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 was an election year, a large percentage of the Company’s revenue growth in 2004 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Political revenue was $0.3 million for the three months ended March 31, 2005, a significant decrease compared to $3.4 million for the three months ended March 31, 2004.

The Television Bureau of Advertising reported that U.S. television advertising revenue increased 10.3% in 2004 largely due to political advertising and the Olympic Games. The Television Bureau of Advertising is forecasting advertising revenue to be flat in 2005 primarily due to less political spending in 2005 and the absence of Olympic spending.

We depend on automotive-related advertising, which represented approximately 27%, and 26% of our total net revenue for the three months ended March 31, 2005 and 2004, respectively. A significant change in this advertising revenue source could materially affect our future results of operations.

Recent Developments

Redemption of 12% Notes

On March 2, 2005, we called for redemption all the outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008. On March 14, 2005, Nexstar Broadcasting entered into a binding commitment with a syndicate of commercial banks to fund the redemption of $160.0 million in aggregate principal amount of 12% Notes and refinance its senior secured credit facility. On April 1, 2005, we redeemed the 12% Notes at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (as discussed below) and senior secured credit facility financing. The aggregate redemption payment of $169.6 million plus accrued interest was made on April 1, 2005. The redemption amount included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes is expected to result in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $3.6 million of previously capitalized debt financing costs and $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar expects to record a gain during the second quarter of 2005 of approximately $2.3 million from the recognition of a SFAS No. 133 hedge accounting adjustment.

Refinancing of Nexstar and Mission Credit Facilities

On April 1, 2005, Nexstar Broadcasting entered into a new senior secured credit facility agreement which replaced Nexstar’s previous bank credit facility agreement. Nexstar’s new credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new credit facility agreement will include a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

Mission also entered into a new senior secured credit facility agreement on April 1, 2005 which replaced its previous bank credit facility agreement. Mission’s new credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. Terms of the new Mission credit facility, including debt covenants and maturity, are the same as the terms of the new Nexstar credit facility described above.

Issuance of 7% Senior Subordinated Notes

On April 1, 2005, Nexstar Broadcasting issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes, which were issued as an add-on to the $125.0 million aggregate principal amount of Nexstar Broadcasting’s previously issued 7% Notes (see Note 6), are general unsecured senior subordinated obligations subordinated to the Company’s senior secured credit facilities. Proceeds obtained under the offering were net of a $1.1 million payment to be provided to investors purchasing the notes and will be included as a component of the discount. The net proceeds from the offering, together with proceeds from Nexstar’s senior secured credit facility, were used to redeem the 12% Notes.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for Nexstar’s television stations KLST (San Angelo), KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television stations KRBC (Abilene) and KODE (Joplin). Also, on February 1, 2005, a different retransmission consent agreement expired for Nexstar’s television station KTAL. As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals without the station owner’s consent.

Nexstar and Mission have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed Nexstar and Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, a Cable Operator submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct Nexstar and Mission to negotiate in good faith for retransmission consent agreements for the stations. On February 8, 2005, Nexstar and Mission submitted their joint response to the complaint. On February 24, 2005, a Cable Operator filed its response to the filing made by Nexstar and Mission. This matter remains pending before the FCC. If Nexstar and Mission do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of these matters, but do not believe they will have a material effect on our consolidated financial position or results of operations.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2004		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$33,849	60.0	$35,221	64.6
National	16,075	28.5	15,777	29.0
Political	3,383	6.0	294	0.5
Network compensation	2,078	3.7	1,930	3.5
Other	1,042	1.8	1,287	2.4

Total gross revenue	56,427	100.0	54,509	100.0
Less: Agency and national representative commissions	7,459	13.2	6,996	12.8

Net broadcast revenue	48,968	86.8	47,513	87.2
Trade and barter revenue	5,268		5,150

Total net revenue	$54,236		$52,663

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2004		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Total net revenue	$54,236	100.0	$52,663	100.0
Operating expenses:
Corporate expenses	2,036	3.8	2,763	5.2
Station direct operating expenses, net of trade	14,307	26.4	14,780	28.1
Selling, general and administrative expenses	14,683	27.1	14,431	27.4
Merger related expenses	456	0.8	—	—
Trade and barter expense	5,049	9.3	4,999	9.5
Depreciation and amortization	12,043	22.2	11,185	21.2
Amortization of broadcast rights, excluding barter	3,003	5.5	2,685	5.1

Income from operations	$2,659		$1,820

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Revenue

Local revenue was $35.2 million for the three months ended March 31, 2005, compared to $33.8 million for the same period in 2004, an increase of $1.4 million, or 4.1%. An increase of $1.3 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, local revenue for the three months ended March 31, 2005 was $30.2 million, compared to $30.1 million for the three months ended March 31, 2004, an increase of $0.1 million, or 0.1%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations.

National revenue was $15.8 million for the three months ended March 31, 2005, compared to $16.1 million for the same period in 2004, a decrease of $0.3 million, or 1.9%. An increase of $0.5 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, national revenue for the three months ended March 31, 2005 was $14.0 million, compared to $14.8 million for the three months ended March 31, 2004, a decrease of $0.8 million, or 5.1%. The decrease in national revenue was primarily the result of a decline in demand for advertising from the telecommunications and fast food/restaurants business categories in the first quarter of 2005 compared to the first quarter of 2004.

Political revenue was $0.3 million for the three months ended March 31, 2005, compared to $3.4 million for the same period in 2004, a decrease of $3.1 million, or 91.3%. There was no net change attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, political revenue for the three months ended March 31, 2005 was $0.2 million, compared to $3.3 million for the three months ended March 31, 2004, a decrease of $3.1 million, or 94.7%. The decrease in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during the three months ended March 31, 2004 as compared to nominal political advertising during the three months ended March 31, 2005.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $29.2 million for the three months ended March 31, 2005, compared to $29.0 million for the same period in 2004, an increase of $0.2 million, or 0.8%. An increase of $1.0 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended March 31, 2005 was $24.6 million, compared to $25.4 million for the three months ended March 31, 2004, as decrease of $0.8 million, or 3.2%. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments.

Merger related expenses were $0.5 million for the three months ended March 31, 2004. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs, termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $2.8 million for the three months ended March 31, 2005, compared to $2.0 million for the three months ended March 31, 2004, an increase of $0.8 million, or 35.7%. The increase was primarily attributed to higher payroll related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, along with an increase in regulatory compliance and financial reporting costs incurred during the first three months of 2005.

Depreciation of property and equipment was $4.4 million for the three months ended March 31, 2005, as compared to $5.1 million for the same period in 2004, a decrease of $0.7 million, or 13.7%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the fourth quarter of 2004.

The amortization of intangibles was $6.8 million for the three months ended March 31, 2005, compared to $6.9 million for the same period in 2004, a decrease of $0.1 million, or 2.3%. The decrease was primarily attributed to assets at certain stations becoming fully amortized during the third quarter of 2004, partially offset by the amortization of intangible assets from newly acquired television stations WUTR, WBAK, KLST, KFTA/KNWA and WTVO.

Amortization of broadcast rights, excluding barter, was $2.7 million for the three months ended March 31, 2005, compared to $3.0 million for the same period in 2004, a decrease of $0.3 million, or 10.6%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired television stations WUTR, WBAK, KLST, KFTA/KNWA and WTVO.

Income from Operations

Income from operations was $1.8 million for the three months ended March 31, 2005, compared to $2.7 million for the same period in 2004, a decrease of $0.9 million, or 31.6%. A decrease of $0.7 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, income from operations for the three months ended March 31, 2005 was $2.7 million, compared to $2.9 million for the three months ended March 31, 2004, a decrease of $0.2 million, or 8.0%. The decrease in income from operations for the first three months of 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $13.1 million for the three months ended March 31, 2005, compared to $12.8 million for the same period in 2004, an increase of $0.3 million, or 1.8%. The increase in interest expense was primarily attributed to higher interest rates and a greater amount of debt outstanding in 2005 on ours and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $6.8 million for the three months ended March 31, 2004 consisted of $5.9 million in call premium and accelerated amortization related to the redemption of $37.0 million principal amount at maturity of senior discount notes (“16% Notes”) of Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly owned subsidiary of Nexstar, and the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% Notes.

Other Income (Expenses), Net

Other expenses were $48 thousand for the three months ended March 31, 2005 as compared to other income of $0.8 million for the same period in 2004. The marking-to-market of the interest rate swap agreements resulted in recognition of $0.7 million in other income for the three months ended March 31, 2004. The change in market values was due to a fluctuation in market interest rates.

Income Taxes

Income taxes for the three months ended March 31, 2005 was $1.5 million as compared to $1.0 million for the same period in 2004. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for certain deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004 and 2005, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $0.5 million for the three months ended March 31, 2004 relates to the recognition of $0.5 million of expenses in stations KFTA/KNWA and WBAK prior to the consummation of their acquisitions as a result of the application of FIN No. 46.

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its available credit facilities.

Sources and Uses of Cash for the Three Months Ended March 31, 2005 and 2004

Cash Flows – Overview

Cash and cash equivalents decreased by $4.6 million for the three months ended March 31, 2005 and increased by $6.3 million for the three months ended March 31, 2004. The major components of these changes are discussed below.

Cash Flows – Operating Activities

Cash provided by operating activities was $11.3 million and $5.1 million during the three months ended March 31, 2005 and 2004, respectively.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable, accounts payable, broadcast rights asset and liability and other accrued assets and liabilities.

The comparative increase in cash flows provided by operating activities of $6.2 million was primarily due to better operating results as reflected in the $3.9 million decrease in net loss, increase of $3.4 million from cash flows provided by accounts receivable, decrease of $3.9 million in cash flows used for accounts payable and accrued expenses, partially offset by a decrease of $4.6 million in cash flows provided by interest payable.

Cash Flows – Investing Activities

Cash used for investing activities was $15.3 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from investing activities consist primarily of cash used for capital additions and funding of acquisitions.

Capital expenditures were $2.9 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. We project that 2005 full-year capital expenditures will be approximately $11.0 million to $12.0 million, excluding acquisition-related spending.

Cash used for acquisitions was $12.5 million for the three months ended March 31, 2005. Cash used for acquisitions for the three months ended March 31, 2005 included the remaining $5.75 million payment, exclusive of transaction costs, by Mission for the acquisition of WTVO and the $6.0 million payment, exclusive of transaction costs, by Nexstar for the acquisition of KFTA/KNWA.

Cash Flows – Financing Activities

Cash used for financing activities was $0.6 million for the three months ended March 31, 2005, compared to cash provided by financing activities of $3.6 million for the three months ended March 31, 2004.

The change in cash flows from financing activities for the three months ended March 31, 2005 was primarily the result of borrowings of $1.0 million under the senior secured credit facilities and the repayment of $1.6 million of previous borrowings under the senior secured credit facilities.

The change in cash flows from financing activities for the three months ended March 31, 2004 was primarily the result of borrowings of $33.0 million under the senior secured credit facilities, the repayment of $28.9 million of 16% Notes of Nexstar Finance Holdings, a direct subsidiary of Nexstar, and the repayment of $0.5 million of previous borrowings under the senior secured credit facilities.

Future Sources of Liquidity and Cash Requirements

We believe that the Company’s existing cash and cash equivalents of $13.9 million at March 31, 2005 and net cash provided by operating activities will be sufficient to meet the future cash requirements and obligations described below. As of March 31, 2005, there was approximately $58.5 million of total unused commitments under Nexstar’s and Mission’s senior secured credit facilities. As of April 1, 2005, after giving effect to the April 1, 2005 refinancing, there was $97.5 million of total unused commitments under Nexstar’s and Mission’s senior secured credit facilities. We believe that cash generated through future operations and availability of borrowings under the Nexstar and Mission credit facilities will be sufficient to fund the Company’s debt service and working capital requirements for the foreseeable future. We anticipate that the Company’s capital expenditures and future acquisitions will be financed through cash flow generated from the Company’s operations and borrowings under available credit facilities. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

The Nexstar and Mission credit facilities do not allow for the payment of cash dividends, therefore, Nexstar and Mission have not declared or paid a cash dividend and the payment of cash dividends is not anticipated in the foreseeable future.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2005, Nexstar and Mission had total combined debt of $631.9 million, which represented 105.0% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2005, and does not include any adjustment for changes in the terms of long-term debt obligations resulting from the Company’s new credit facility agreements and debt offering that occurred on April 1, 2005:

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
		(in thousands)
Nexstar senior credit facility	$82,378	$623	$1,660	$1,660	$78,435
Mission senior credit facility	172,360	1,140	3,040	24,540	143,640
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
11.375% senior discount notes due 2013	130,000	—	—	—	130,000

	$669,738	$1,763	$4,700	$186,200	$477,075

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of April 1, 2005, after giving effect to the April 1, 2005 refinancing:

	Total	Remainder of 2005	2006- 2007	2008- 2009	Thereafter
		(in thousands)
Nexstar senior credit facility	$182,300	$456	$3,646	$3,646	$174,552
Mission senior credit facility	172,700	432	3,454	3,454	165,360
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	—	—	—	130,000

	$685,000	$888	$7,100	$7,100	$669,912

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

Debt Covenants

The bank credit facility agreements described above contain covenants which require us and Mission to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. In addition, the credit facility agreements limit the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

As of March 31, 2005, we and Mission believe that we were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at March 31, 2005. We anticipate compliance with all the covenants through December 31, 2005. For a discussion of the subsequent modification of these covenants, we refer you to Note 6 of our consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for WFXV, WQRF and KNWA (formerly KFAA), all of the television stations we and Mission own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $11 thousand and $0.8 million, respectively, for the three months ended March 31, 2004 and 2005.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the FCC’s revised PSIP requirements by February 1, 2005. We and Mission requested extensions of time from the FCC to comply with the PSIP requirements due to vendor delivery and installation issues. The installation of the equipment necessary to meet the PSIP requirements cost approximately $1.3 million in total for our stations and the stations to which we provide services. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at April 1, 2005, after giving effect to the April 1, 2005 refinancing, and the effect such obligations are expected to have on Nexstar’s and Mission’s liquidity and cash flow in future periods.

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Nexstar senior credit facilities	$182,300	$456	$3,646	$3,646	$174,552
Mission senior credit facilities	172,700	432	3,454	3,454	165,360
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	—	—	—	130,000
Cash interest on debt	353,817	28,523	66,315	92,746	166,233
Broadcast rights current commitments	8,629	5,388	2,814	427	—
Broadcast rights future commitments	14,454	1,537	7,967	3,618	1,332
Executive employee contracts (1)	20,164	4,280	11,388	4,496	—
Capital commitments	19,233	2,503	8,171	8,559	—
Operating lease obligations	64,532	3,394	6,885	6,750	47,503

Total contractual cash obligations	$1,165,829	$46,513	$110,640	$123,696	$884,980

(1)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 59 through 62 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of March 31, 2005 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the recently issued accounting pronouncements including our expected date of adoption and effects on results of operations and financial position.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2005 under the senior credit facilities bear interest ranging from 6.25% to 7.25%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of April 1, 2005, after giving effect to the April 1, 2005 refinancing, if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$18,638	$20,412	$22,188	$23,963	$25,737
7% senior subordinated notes due 2014(1)	14,000	14,000	14,000	14,000	14,000
11.375% senior discount notes due 2013(1)	10,930	10,930	10,930	10,930	10,930

Total	$43,568	$45,342	$47,118	$48,893	$50,667

(1)	There is no change to our cash flow from operations associated with our senior subordinated and senior discount notes because these are fixed rate debt obligations. As of April 1, 2005, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of March 31, 2005, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Nexstar’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: May 9, 2005