Form 10-Q
period 2005-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2005-08-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005

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

As of July 31, 2005, the Registrant had outstanding:

14,289,310	shares of Class A Common Stock;
13,411,588	shares of Class B Common Stock; and
662,529	shares of Class C Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2004	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,505	$10,260
Accounts receivable, net of allowance for doubtful accounts of $1,119 and $896, respectively	48,391	45,428
Current portion of broadcast rights	17,292	7,614
Prepaid expenses and other current assets	2,580	1,163
Property held for sale	—	516

Total current assets	86,768	64,981

Property and equipment, net	101,068	99,497
Broadcast rights	6,423	3,258
Goodwill, net	145,576	146,272
Intangible assets, net	374,050	361,075
Other noncurrent assets	21,080	8,554

Total assets	$734,965	$683,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$2,350	$2,663
Current portion of broadcast rights payable	17,561	8,178
Accounts payable	8,092	7,313
Accrued expenses	12,561	9,620
Taxes payable	89	465
Interest payable	8,866	6,489
Deferred revenue	2,000	3,261

Total current liabilities	51,519	37,989

Debt	627,548	645,636
Broadcast rights payable	7,153	4,104
Deferred tax liabilities	29,369	31,875
Deferred revenue	4,286	3,557
Deferred gain on sale of assets	6,676	6,458
Other liabilities	4,159	5,049

Total liabilities	730,710	734,668

Commitments and contingencies

Minority interest in consolidated entity	21,550	—

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both December 31, 2004 and June 30, 2005	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 at both December 31, 2004 and June 30, 2005	143	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2004 and June 30, 2005	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both December 31, 2004 and June 30, 2005	7	7
Additional paid-in capital	392,393	392,393
Accumulated deficit	(409,972)	(443,708)

Total stockholders’ deficit	(17,295)	(51,031)

Total liabilities and stockholders’ deficit	$734,965	$683,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$65,259	$60,915	$121,686	$115,424
Less: commissions	(8,791)	(8,000)	(16,250)	(14,996)

Net broadcast revenue (excluding trade and barter)	56,468	52,915	105,436	100,428
Trade and barter revenue	4,689	4,985	9,957	10,135

Total net revenue	61,157	57,900	115,393	110,563

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	15,937	16,661	31,409	32,967
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	16,925	17,320	33,644	34,514
Merger related expenses	—	—	456	—
Loss on property held for sale	—	616	—	616
Loss (gain) on asset disposal (including deferred gain recognition), net	22	31	(76)	31
Amortization of broadcast rights	5,425	5,282	12,312	11,440
Amortization of intangible assets	6,969	6,647	13,889	13,409
Depreciation	4,208	4,327	9,331	8,750

Total operating expenses, net	49,486	50,884	100,965	101,727

Income from operations	11,671	7,016	14,428	8,836
Interest expense, including amortization of debt financing costs	(13,030)	(10,893)	(25,873)	(23,968)
Loss on extinguishment of debt	—	(15,715)	(6,824)	(15,715)
Interest income	17	44	33	83
Other income (expenses), net	2,969	—	3,630	(48)

Income (loss) before income taxes	1,627	(19,548)	(14,606)	(30,812)
Income tax expense	(945)	(1,380)	(1,913)	(2,924)

Income (loss) before minority interest in consolidated entity	682	(20,928)	(16,519)	(33,736)
Minority interest in consolidated entity	493	—	980	—

Net income (loss)	$1,175	$(20,928)	$(15,539)	$(33,736)

Net income (loss) per common share:
Basic and diluted	$0.04	$(0.74)	$(0.55)	$(1.19)
Weighted average number of common shares outstanding:
Basic and diluted	28,363	28,363	28,363	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,539)	$(33,736)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	1,700	2,506
Depreciation of property and equipment	9,331	8,750
Amortization of intangible assets	13,889	13,409
Amortization of debt financing costs	1,222	772
Amortization of broadcast rights, excluding barter	5,659	4,981
Payments for broadcast rights	(5,431)	(4,997)
Loss on asset disposal, net	142	249
Loss on property held for sale	—	616
Loss on extinguishment of debt	6,824	15,715
Amortization of debt discount	5,006	5,451
Effect of accounting for derivative instruments	(2,213)	(197)
Call premium and interest paid in connection with repayments of senior discount and senior subordinated notes	(5,934)	(15,981)
Minority interest in consolidated entity	(980)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,385)	2,996
Prepaid expenses and other current assets	494	1,420
Other noncurrent assets	(1,408)	(185)
Accounts payable and accrued expenses	(12,637)	(3,970)
Taxes payable	9	376
Interest payable	4,504	(2,377)
Deferred revenue	940	532
Other noncurrent liabilities and deferred gain on sale of assets	150	(78)

Net cash provided by (used for) operating activities	1,343	(3,748)

Cash flows from investing activities:
Additions to property and equipment	(4,072)	(7,105)
Proceeds from sale of assets	233	94
Acquisition of broadcast properties and related transaction costs	(6,827)	(12,481)
Down payment on acquisition of station	(1,750)	—
Change in restricted cash	800	—

Net cash used for investing activities	(11,616)	(19,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	427,375
Repayment of long-term debt	(2,975)	(256,325)
Proceeds from revolver draws	42,000	1,000
Repayment of senior discount notes	(28,862)	—
Repayment of senior subordinated notes	—	(153,619)
Payments for debt financing costs	(340)	(3,436)

Net cash provided by financing activities	9,823	14,995

Net decrease in cash and cash equivalents	(450)	(8,245)
Cash and cash equivalents at beginning of period	10,848	18,505

Cash and cash equivalents at end of period	$10,398	$10,260

Supplemental schedule of cash flow information:
Cash paid for interest, net	$15,589	$27,882

Cash paid for income taxes, net	$192	$115

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Nexstar Broadcasting Group, Inc. (“Nexstar”) owns, operates, programs or provides sales and other services to 45 television stations, 44 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provides sales, programming and other services to stations owned and/or operated by independent third parties.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2004 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options granted by Mission’s shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of June 30, 2005, the assets of Mission consisted of current assets of $1.7 million (excluding broadcast rights), broadcast rights of $2.8 million, FCC licenses of $28.7 million, goodwill and other intangible assets of $67.2 million, property and equipment of $21.7 million and other noncurrent assets of $0.7 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar has with Mission as of June 30, 2005:

Service Agreements	Mission Stations
TBA (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW (formerly WBAK), WYOU, KODE and WTVO

(1)	Nexstar has a time brokerage agreement (“TBA”) with each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

As a result of TBAs the Company entered into with the owners of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas and WTVO, the ABC affiliate in Rockford, Illinois, Nexstar and Mission determined that they were the primary beneficiary of the respective stations and, accordingly, had consolidated their financial statements in prior periods. As discussed further in Note 3, the Company completed its acquisitions of KFTA/KNWA and WTVO in January 2005 and operations under the TBAs were terminated. Therefore, the Company discontinued its consolidation of these stations as VIEs during the first quarter of 2005.

VIEs in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station are discussed below.

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”) as a result of local service agreements Nexstar has with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments under the JSA with Piedmont of approximately $0.4 million and $0.3 million for the three months ended June 30, 2004 and 2005, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2004 and 2005, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) as a result of an outsourcing agreement it entered into effective December 1, 2001 with Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WYZZ. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.3 million and $0.4 million for the three months ended June 30, 2004 and 2005, respectively, and $0.7 million for both the six months ended June 30, 2004 and 2005.

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

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plan under the alternative recognition and measurement principles of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations rather than the fair value accounting method allowed by FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, no compensation expense is recognized for stock options granted when the exercise price of the options is greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. Nexstar did not incur stock-based employee compensation costs for the three months and six months ended June 30, 2004 and 2005 as all options granted under its stock-based employee compensation plan had an exercise price greater than or equal to the market price of the underlying common stock on the date of grant.

The Company has adopted the disclosure only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss), as reported	$1,175	$(20,928)	$(15,539)	$(33,736)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(249)	(346)	(487)	(712)

Pro forma net income (loss)	$926	$(21,274)	$(16,026)	$(34,448)

Basic and diluted net income (loss) per common share, as reported	$0.04	$(0.74)	$(0.55)	$(1.19)
Basic and diluted net income (loss) per common share, pro forma	$0.03	$(0.75)	$(0.57)	$(1.21)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options granted to employees. There is no difference between basic and diluted net income (loss) per share since the effect of stock options is not included in the computation of diluted net income (loss) per share for the three months and six months ended June 30, 2004 and 2005, as the effect would be anti-dilutive. Stock options for 1,364,835 and 2,115,747 weighted-average common shares were outstanding during the three months ended June 30, 2004 and 2005, respectively, and stock options for 1,323,736 and 2,119,354 weighted-average common shares were outstanding during the six months ended June 30, 2004 and 2005, respectively, but were not included in the diluted per share computation because the option exercise prices were greater than the average market price of the common stock.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntary make a change in accounting principle to apply that change retrospectively to all prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate effected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

3. Acquisitions

During the six months ended June 30, 2005, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the assets acquired is recorded as goodwill. The consolidated financial statements include the operating results of each business from the TBA commencement date.

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

WTVO

On October 4, 2004, Mission entered into a purchase agreement and a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation, which owned WTVO, the ABC affiliate in Rockford, Illinois. Mission commenced operations under the TBA on November 1, 2004 which terminated upon the purchase of the station. On January 4, 2005, Mission completed the acquisition of WTVO for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment.

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

KFTA/KNWA

On October 13, 2003, Nexstar entered into a purchase agreement and a TBA with J.D.G. Television, Inc., which owned KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas. Nexstar commenced operations under the TBA on October 16, 2003 which terminated upon the purchase of the station. On January 7, 2005, Nexstar purchased substantially all of the assets of KFTA/KNWA for $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million upon consummation of the acquisition on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to the non-compete agreement being paid over a four year period.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$5,204
Intangible assets	11,121
Goodwill, including transaction costs	1,013

Assets acquired	$17,338

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

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

The following unaudited pro forma information has been presented as if the acquisitions of WTVO and KFTA/KNWA had occurred on January 1, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands, except per share amounts)
Net broadcast revenue (excluding trade and barter)	$57,919	$108,242
Total net revenue	62,613	118,211
Income from operations	11,474	13,880
Net income (loss)	704	(16,677)
Basic and diluted net income (loss) per common share	$0.02	$(0.59)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period. There is no pro forma information presented for the comparable periods in fiscal year 2005 since the acquisitions were consummated near the beginning of the year and the pro forma results would not be materially different from the Company’s consolidated results of operations as reported.

4. Property Held for Sale

During the second quarter of 2005, management committed to a plan to sell buildings in Abilene, Texas and Utica, New York, which were vacated after the Company consolidated its station operations in these markets. Accordingly, the buildings, building improvements and land have been recorded at their estimated fair value less costs to sell. Fair value is based on management’s estimate of the amount that could be realized from the sale of the properties in a current transaction between willing parties. The estimate is derived from professional appraisals and quotes obtained from local real estate brokers. The carrying value of assets held for sale at June 30, 2005 was $0.5 million. During the second quarter of 2005, the Company recorded a loss of $0.6 million related to the write-down of these assets which comprises loss on property held for sale.

5. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)
		December 31, 2004	June 30, 2005
		(in thousands)
Network affiliation agreements	15	$335,153	$335,588
FCC licenses	indefinite	160,856	160,856
Other intangible assets	1-15	24,581	24,078

		520,590	520,522
Less: accumulated amortization		(146,540)	(159,447)

Intangible assets, net of accumulated amortization		374,050	361,075
Goodwill, net	indefinite	145,576	146,272

Intangible assets and goodwill, net		$519,626	$507,347

Total amortization expense from definite-lived intangible assets for the three months ended June 30, 2004 and 2005 was $7.0 million and $6.6 million, respectively, and for the six months ended June 30, 2004 and 2005 was $13.9 million and $13.4 million, respectively.

The carrying value of indefinite-lived intangible assets, excluding goodwill, at both December 31, 2004 and June 30, 2005 was $138.4 million (net of accumulated amortization of approximately $22.4 million).

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2004. This test resulted in no impairment being recognized. As of June 30, 2005, the Company did not identify any events that would trigger an impairment assessment.

NEXSTAR BROADCASTING GROUP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill for the six months ended June 30, 2005 was as follows (in thousands):

Balance as of January 1, 2005	$145,576
Acquisitions	696

Balance as of June 30, 2005	$146,272

The acquisitions of WTVO and KFTA/KNWA during the first six months of 2005 increased goodwill by approximately $0.7 million.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Compensation and related taxes	$3,448	$2,286
Sales commissions	1,366	1,131
Employee benefits	600	664
Property taxes	585	911
Other accruals related to operating expenses	6,562	4,628

	$12,561	$9,620

7. Debt

Long-term debt consisted of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Term loans	$233,825	$355,000
Revolving credit facilities	21,500	—
12% senior subordinated notes due 2008, net of discount of $3,649	156,351	—
7% senior subordinated notes due 2014, net of discount of $0 and $2,572	125,000	197,428
11.375% senior discount notes due 2013, net of discount of $39,299 and $34,129	90,701	95,871
SFAS No133 hedge accounting adjustment	2,521	—

	629,898	648,299
Less: current portion	(2,350)	(2,663)

	$627,548	$645,636

The Nexstar and Mission Senior Secured Credit Facilities

On April 1, 2005, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, entered into a new senior secured credit facility agreement with a group of commercial banks which replaced Nexstar Broadcasting’s previous credit facility that had provided for an $83.0 million term loan and a $50.0 million revolving loan. Nexstar Broadcasting’s new senior secured credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new credit facility agreement include a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

As of December 31, 2004 and June 30, 2005, Nexstar Broadcasting had $82.6 million and $182.3 million, respectively, outstanding under its term loan and no borrowings were outstanding under its revolving loan.

On April 1, 2005, Mission entered into a new senior secured credit facility agreement with a group of commercial banks which replaced its previous bank credit facility agreement that had provided for an $152.0 million term loan and a $30.0 million revolving loan.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

Mission’s new credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. Terms of the new Mission credit facility, including maturity, interest rates and debt covenants, are the same as the terms of the new Nexstar credit facility described above.

As of December 31, 2004 and June 30, 2005, Mission had $151.2 million and $172.7 million, respectively, outstanding under its term loan and $21.5 million and no borrowings, respectively, were outstanding under its revolving loan.

As of June 30, 2005, there was approximately $97.5 million of total unused commitments under Nexstar Broadcasting’s and Mission’s senior secured credit facilities.

Senior Subordinated Notes

On April 1, 2005, Nexstar Broadcasting redeemed all the outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (discussed below) and Nexstar Broadcasting’s senior secured credit facility. The aggregate redemption payment of $169.6 million plus accrued interest made on April 1, 2005 included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of approximately $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

On April 1, 2005, Nexstar Broadcasting issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of 7% Notes previously issued and registered under the Securities Act of 1933 by Nexstar Broadcasting. Proceeds obtained under the offering were net of a $1.1 million payment provided to investors purchasing the notes which is included as a component of the discount. The net proceeds from the offering, together with proceeds from Nexstar Broadcasting’s senior secured credit facility, were used to redeem the 12% Notes. The 7% Notes issued on April 1, 2005 are in the process of being registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Collateralization and Guarantees of Debt

The bank credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of any obligations under Mission’s senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar Broadcasting’s senior secured credit facility and the senior subordinated notes issued by Nexstar Broadcasting.

Loss on Extinguishment of Debt

The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in April 2005 resulted in the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs during the second quarter of 2005. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. These amounts comprise loss on extinguishment of debt.

8. Income Taxes

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters

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

Digital Television Conversion

All commercial television stations in the United States were required to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations. Except for WFXV, WQRF and KNWA, all of the television stations the Company owns and operates are broadcasting at least a low power digital television signal. WQRF received its DTV construction permit in November 2004 and has until November 2005 to construct DTV facilities. WFXV received its DTV construction permit on January 14, 2005 and has until January 14, 2006 to construct its DTV facilities. On August 31, 2004, the FCC granted consent to modify KNWA’s proposed DTV facilities, establishing a construction deadline of March 3, 2005. On January 21, 2005, Nexstar filed a request with the FCC to extend KNWA’s modified construction permit deadline. When the FCC acts on the extension request, Nexstar will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period, Nexstar could be subject to sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.1 million and $2.0 million, respectively, for the six months ended June 30, 2004 and 2005.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters—(Continued)

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify Nexstar’s and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of June 30, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

The FCC will accept requests for extensions of the applicable deadlines for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues). Nexstar has filed a request for extension of time to construct full-power DTV facilities for its top four network affiliates in the top one hundred market stations. Mission also has filed a request for such extension for its top four network affiliates in the top one hundred market stations. The FCC has not yet acted on these requests for extension of time.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the FCC’s revised PSIP requirements by February 1, 2005. Nexstar and Mission requested extensions of time from the FCC to comply with the PSIP requirements due to vendor delivery and installation issues. The equipment and related installation necessary to meet the PSIP requirements cost approximately $1.3 million in total for all of the television stations the Company owns and operates. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

10. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of any obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At June 30, 2005, Mission had $172.7 million outstanding under its senior credit facility.

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

11. Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2004 and June 30, 2005 with respect to the financial position and for the three months and six months ended June 30, 2004 and 2005 for results of operations and for the six months ended June 30, 2004 and 2005 for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$10,260	$—	$10,260
Other current assets	—	7	54,714	—	54,721

Total current assets	—	7	64,974	—	64,981

Investments in subsidiaries eliminated upon consolidation	37,307	132,650	—	(169,957)	—
Amounts due from parents eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	99,497	—	99,497
Goodwill, net	—	—	146,272	—	146,272
Intangible assets, net	—	—	361,075	—	361,075
Other noncurrent assets	1	2,496	9,326	(11)	11,812

Total assets	$37,308	$135,153	$687,124	$(175,948)	$683,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,663	$—	$2,663
Other current liabilities	78	—	35,248	—	35,326

Total current liabilities	78	—	37,911	—	37,989
Debt	—	95,871	549,765	—	645,636
Amounts due to subsidiary eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other noncurrent liabilities	—	2	51,052	(11)	51,043

Total liabilities	4,085	97,846	638,728	(5,991)	734,668

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	32,939	37,307	48,396	(169,957)	(51,315)

Total stockholders’ equity (deficit)	33,223	37,307	48,396	(169,957)	(51,031)

Total liabilities and stockholders’ equity (deficit)	$37,308	$135,153	$687,124	$(175,948)	$683,637

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18,505	$—	$18,505
Other current assets	—	6	68,257	—	68,263

Total current assets	—	6	86,762	—	86,768

Investments in subsidiaries eliminated upon consolidation	66,550	156,562	—	(223,112)	—
Amounts due from parents eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	101,068	—	101,068
Goodwill, net	—	—	145,576	—	145,576
Intangible assets, net	—	—	374,050	—	374,050
Other noncurrent assets	1	2,658	24,856	(12)	27,503

Total assets	$66,551	$159,226	$738,292	$(229,104)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,350	$—	$2,350
Other current liabilities	—	—	49,169	—	49,169

Total current liabilities	—	—	51,519	—	51,519
Debt	—	90,701	536,847	—	627,548
Amounts due to subsidiary eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other noncurrent liabilities	—	2	51,653	(12)	51,643

Total liabilities	4,007	92,676	640,019	(5,992)	730,710

Minority interest in consolidated entity	—	—	21,550	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	62,260	66,550	76,723	(223,112)	(17,579)

Total stockholders’ equity (deficit)	62,544	66,550	76,723	(223,112)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$159,226	$738,292	$(229,104)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$52,915	$—	$52,915
Trade and barter revenue	—	—	4,985	—	4,985

Total net revenue	—	—	57,900	—	57,900

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,661	—	16,661
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,320	—	17,320
Loss on property and asset disposal (including deferred gain recognition), net	—	—	647	—	647
Amortization of broadcast rights	—	—	5,282	—	5,282
Amortization of intangible assets	—	—	6,647	—	6,647
Depreciation	—	—	4,327	—	4,327

Total operating expenses	—	—	50,884	—	50,884

Income from operations	—	—	7,016	—	7,016
Interest expense, including amortization of debt financing costs	—	(2,737)	(8,156)	—	(10,893)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in earnings of subsidiaries	(18,655)	(15,918)	—	34,573	—
Other income, net	—	—	44	—	44

Loss before income taxes	(18,655)	(18,655)	(16,811)	34,573	(19,548)
Income tax expense	(39)	—	(1,341)	—	(1,380)

Net loss	$(18,694)	$(18,655)	$(18,152)	$34,573	$(20,928)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$56,468	$—	$56,468
Trade and barter revenue	—	—	4,689	—	4,689

Total net revenue	—	—	61,157	—	61,157

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	15,937	—	15,937
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	—	16,923	—	16,925
Loss on asset disposal (including deferred gain recognition), net	—	—	22	—	22
Amortization of broadcast rights	—	—	5,425	—	5,425
Amortization of intangible assets	—	—	6,969	—	6,969
Depreciation	—	—	4,208	—	4,208

Total operating expenses	2	—	49,484	—	49,486

Income (loss) from operations	(2)	—	11,673	—	11,671
Interest expense, including amortization of debt financing costs	—	(2,442)	(10,588)	—	(13,030)
Equity in earnings of subsidiaries	1,796	4,239	—	(6,035)	—
Other income, net	—	—	2,986	—	2,986

Income before income taxes	1,794	1,797	4,071	(6,035)	1,627
Income tax expense	(15)	(1)	(929)	—	(945)

Income before minority interest in consolidated entity	1,779	1,796	3,142	(6,035)	682
Minority interest in consolidated entity	—	—	493	—	493

Net income	$1,779	$1,796	$3,635	$(6,035)	$1,175

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$100,428	$—	$100,428
Trade and barter revenue	—	—	10,135	—	10,135

Total net revenue	—	—	110,563	—	110,563

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	32,967	—	32,967
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	34,514	—	34,514
Loss on property and asset disposal (including deferred gain recognition), net	—	—	647	—	647
Amortization of broadcast rights	—	—	11,440	—	11,440
Amortization of intangible assets	—	—	13,409	—	13,409
Depreciation	—	—	8,750	—	8,750

Total operating expenses	—	—	101,727	—	101,727

Income from operations	—	—	8,836	—	8,836
Interest expense, including amortization of debt financing costs	—	(5,331)	(18,637)	—	(23,968)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in earnings of subsidiaries	(29,243)	(23,912)	—	53,155	—
Other income, net	—	—	35	—	35

Loss before income taxes	(29,243)	(29,243)	(25,481)	53,155	(30,812)
Income tax expense	(78)	—	(2,846)	—	(2,924)

Net loss	$(29,321)	$(29,243)	$(28,327)	$53,155	$(33,736)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$105,436	$—	$105,436
Trade and barter revenue	—	—	9,957	—	9,957

Total net revenue	—	—	115,393	—	115,393

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	31,409	—	31,409
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4	—	33,640	—	33,644
Merger related expenses	—	—	456	—	456
Gain on asset disposal (including deferred gain recognition), net	—	—	(76)	—	(76)
Amortization of broadcast rights	—	—	12,312	—	12,312
Amortization of intangible assets	—	—	13,889	—	13,889
Depreciation	—	—	9,331	—	9,331

Total operating expenses	4	—	100,961	—	100,965

Income (loss) from operations	(4)	—	14,432	—	14,428
Interest expense, including amortization of debt financing costs	—	(4,765)	(21,108)	—	(25,873)
Loss on extinguishment of debt	—	(6,824)	—	—	(6,824)
Equity in earnings of subsidiaries	(12,697)	(1,107)	—	13,804	—
Other income, net	—	—	3,663	—	3,663

Loss before income taxes	(12,701)	(12,696)	(3,013)	13,804	(14,606)
Income tax expense	(31)	(1)	(1,881)	—	(1,913)

Loss before minority interest in consolidated entity	(12,732)	(12,697)	(4,894)	13,804	(16,519)
Minority interest in consolidated entity	—	—	980	—	980

Net loss	$(12,732)	$(12,697)	$(3,914)	$13,804	$(15,539)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows used for operating activities	$—	$—	$(3,748)	$—	$(3,748)

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(7,105)	—	(7,105)
Acquisition of broadcast properties and related transaction costs	—	—	(12,481)	—	(12,481)
Other investing activites	—	—	94	—	94

Net cash used for investing activities	—	—	(19,492)	—	(19,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375	—	427,375
Repayment of long-term debt	—	—	(256,325)	—	(256,325)
Proceeds from revolver draws	—	—	1,000	—	1,000
Repayment of senior subordinated notes	—	—	(153,619)	—	(153,619)
Payments for debt financing costs	—	—	(3,436)	—	(3,436)

Net cash provided by financing activities	—	—	14,995	—	14,995

Net decrease in cash and cash equivalents	—	—	(8,245)	—	(8,245)

Cash and cash equivalents beginning of period	—	—	18,505	—	18,505

Cash and cash equivalents at end of period	$—	$—	$10,260	$—	$10,260

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$(5,929)	$7,447	$—	$1,343

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(4,072)	—	(4,072)
Acquisition of broadcast properties and related transaction costs	—	—	(6,827)	—	(6,827)
Other investing activities	—	—	(717)	—	(717)

Net cash used for investing activities	—	—	(11,616)	—	(11,616)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(2,975)	—	(2,975)
Proceeds from revolver draws	—	—	42,000	—	42,000
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	(6)	(334)	—	(340)
Capital contributions/distributions	(52)	34,797	(34,745)	—	—

Net cash provided by (used for) financing activities	(52)	5,929	3,946	—	9,823

Net decrease in cash and cash equivalents	(227)	—	(223)	—	(450)

Cash and cash equivalents beginning of period	227	—	10,621	—	10,848

Cash and cash equivalents at end of period	$—	$—	$10,398	$—	$10,398

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On December 30, 2003 and April 1, 2005, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2004 and June 30, 2005 with respect to the financial position and for the three months and six months ended June 30, 2004 and 2005 for results of operations and for the six months ended June 30, 2004 and 2005 for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,817	$1,443	$—	$—	$10,260
Due from Mission	—	21,414	—	—	(21,414)	—
Other current assets	—	52,150	2,564	7	—	54,721

Total current assets	—	82,381	4,007	7	(21,414)	64,981
Investments in subsidiaries eliminated upon consolidation	37,307	—	—	132,650	(169,957)	—
Amounts due from parents eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	77,889	21,653	—	(45)	99,497
Goodwill, net	—	129,607	16,665	—	—	146,272
Intangible assets, net	—	281,805	79,270	—	—	361,075
Other noncurrent assets	1	8,089	1,237	2,496	(11)	11,812

Total assets	$37,308	$585,751	$122,832	$135,153	$(197,407)	$683,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,368	$1,295	$—	$—	$2,663
Due to Nexstar Broadcasting	—	—	21,414	—	(21,414)	—
Other current liabilities	78	31,757	3,491	—	—	35,326

Total current liabilities	78	33,125	26,200	—	(21,414)	37,989
Debt	—	378,360	171,405	95,871	—	645,636
Amounts due to subsidiary eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other noncurrent liabilities	—	41,616	9,436	2	(11)	51,043

Total liabilities	4,085	453,101	207,041	97,846	(27,405)	734,668

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Other stockholders’ equity (deficit)	32,939	132,650	(84,210)	37,307	(170,001)	(51,315)

Total stockholders’ equity (deficit)	33,223	132,650	(84,209)	37,307	(170,002)	(51,031)

Total liabilities and stockholders’ equity (deficit)	$37,308	$585,751	$122,832	$135,153	$(197,407)	$683,637

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,524	$6,981	$—	$—	$18,505
Due from Mission	—	20,922	—	—	(20,922)	—
Other current assets	—	63,999	4,258	6	—	68,263

Total current assets	—	96,445	11,239	6	(20,922)	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	—	—	156,562	(223,112)	—
Amounts due from parents eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	78,546	22,574	—	(52)	101,068
Goodwill, net	—	129,269	16,307	—	—	145,576
Intangible assets, net	—	291,607	82,443	—	—	374,050
Other noncurrent assets	1	22,525	2,331	2,658	(12)	27,503

Total assets	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$830	$1,520	$—	$—	$2,350
Due to Nexstar Broadcasting	—	—	20,922	—	(20,922)	—
Other current liabilities	—	43,906	5,263	—	—	49,169

Total current liabilities	—	44,736	27,705	—	(20,922)	51,519
Debt	—	365,627	171,220	90,701	—	627,548
Amounts due to subsidiary eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other noncurrent liabilities	—	41,616	10,037	2	(12)	51,643

Total liabilities	4,007	451,979	208,962	92,676	(26,914)	730,710

Minority interest in consolidated entity	—	15,831	5,719	—	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Other stockholders’ equity (deficit)	62,260	156,562	(79,788)	66,550	(223,163)	(17,579)

Total stockholders’ equity (deficit)	62,544	156,562	(79,787)	66,550	(223,164)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$52,377	$538	$—	$—	$52,915
Trade and barter revenue	—	4,374	611	—	—	4,985
Revenue between consolidated entities	—	2,850	7,287	—	(10,137)	—

Total net revenue	—	59,601	8,436	—	(10,137)	57,900

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,596	1,065	—	—	16,661
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	16,783	537	—	—	17,320
Selling, general, and administrative expenses between consolidated entities	—	7,287	2,850	—	(10,137)	—
Loss (gain) on property and asset disposal (including deferred gain recognition), net	—	686	(39)	—	—	647
Amortization of broadcast rights	—	4,232	1,050	—	—	5,282
Amortization of intangible assets	—	5,118	1,529	—	—	6,647
Depreciation	—	3,633	698	—	(4)	4,327

Total operating expenses	—	53,335	7,690	—	(10,141)	50,884

Income from operations	—	6,266	746	—	4	7,016
Interest expense, including amortization of debt financing costs	—	(6,016)	(2,140)	(2,737)	—	(10,893)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in earnings of subsidiaries	(18,655)	—	—	(15,918)	34,573	—
Other income, net	—	40	4	—	—	44

Loss before income taxes	(18,655)	(14,917)	(1,898)	(18,655)	34,577	(19,548)
Income tax expense	(39)	(1,001)	(340)	—	—	(1,380)

Net loss	$(18,694)	$(15,918)	$(2,238)	$(18,655)	$34,577	$(20,928)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$51,911	$4,557	$—	$—	$56,468
Trade and barter revenue	—	4,105	584	—	—	4,689
Revenue between consolidated entities	—	3,303	4,344	—	(7,647)	—

Total net revenue	—	59,319	9,485	—	(7,647)	61,157

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	14,857	1,080	—	—	15,937
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	15,768	1,155	—	—	16,925
Selling, general, and administrative expenses between consolidated entities	—	4,344	3,303	—	(7,647)	—
Loss (gain) on asset disposal (including deferred gain recognition), net	—	65	(43)	—	—	22
Amortization of broadcast rights	—	4,397	1,028	—	—	5,425
Amortization of intangible assets	—	5,663	1,306	—	—	6,969
Depreciation	—	3,611	597	—	—	4,208

Total operating expenses	2	48,705	8,426	—	(7,647)	49,486

Income (loss) from operations	(2)	10,614	1,059	—	—	11,671
Interest expense, including amortization of debt financing costs	—	(9,184)	(1,404)	(2,442)	—	(13,030)
Equity in earnings of subsidiaries	1,796	—	—	4,239	(6,035)	—
Other income, net	—	2,980	6	—	—	2,986

Income (loss) before income taxes	1,794	4,410	(339)	1,797	(6,035)	1,627
Income tax expense	(15)	(664)	(265)	(1)	—	(945)

Income (loss) before minority interest in consolidated entity	1,779	3,746	(604)	1,796	(6,035)	682
Minority interest in consolidated entity	—	493	—	—	—	493

Net income (loss)	$1,779	$4,239	$(604)	$1,796	$(6,035)	$1,175

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$99,154	$1,274	$—	$—	$100,428
Trade and barter revenue	—	8,834	1,301	—	—	10,135
Revenue between consolidated entities	—	5,700	13,965	—	(19,665)	—

Total net revenue	—	113,688	16,540	—	(19,665)	110,563

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	30,846	2,121	—	—	32,967
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	33,495	1,019	—	—	34,514
Selling, general, and administrative expenses between consolidated entities	—	13,965	5,700	—	(19,665)	—
Loss (gain) on property and asset disposal (including deferred gain recognition), net	—	680	(33)	—	—	647
Amortization of broadcast rights	—	9,207	2,233	—	—	11,440
Amortization of intangible assets	—	10,237	3,172	—	—	13,409
Depreciation	—	7,357	1,400	—	(7)	8,750

Total operating expenses	—	105,787	15,612	—	(19,672)	101,727

Income from operations	—	7,901	928	—	7	8,836
Interest expense, including amortization of debt financing costs	—	(14,470)	(4,167)	(5,331)	—	(23,968)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in earnings of subsidiaries	(29,243)	—	—	(23,912)	53,155	—
Other income, net	—	25	10	—	—	35

Loss before income taxes	(29,243)	(21,751)	(3,737)	(29,243)	53,162	(30,812)
Income tax expense	(78)	(2,161)	(685)	—	—	(2,924)

Net loss	$(29,321)	$(23,912)	$(4,422)	$(29,243)	$53,162	$(33,736)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$96,786	$8,650	$—	$—	$105,436
Trade and barter revenue	—	8,827	1,130	—	—	9,957
Revenue between consolidated entities	—	6,575	7,591	—	(14,166)	—

Total net revenue	—	112,188	17,371	—	(14,166)	115,393

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	29,329	2,080	—	—	31,409
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4	31,274	2,366	—	—	33,644
Selling, general, and administrative expenses between consolidated entities	—	7,591	6,575	—	(14,166)	—
Merger related expenses	—	456	—	—	—	456
Loss (gain) on asset disposal (including deferred gain recognition), net	—	9	(85)	—	—	(76)
Amortization of broadcast rights	—	10,159	2,153	—	—	12,312
Amortization of intangible assets	—	11,297	2,592	—	—	13,889
Depreciation	—	7,966	1,365	—	—	9,331

Total operating expenses	4	98,081	17,046	—	(14,166)	100,965

Income (loss) from operations	(4)	14,107	325	—	—	14,428
Interest expense, including amortization of debt financing costs	—	(18,354)	(2,754)	(4,765)	—	(25,873)
Loss on extinguishment of debt	—	—	—	(6,824)	—	(6,824)
Equity in earnings of subsidiaries	(12,697)	—	—	(1,107)	13,804	—
Other income, net	—	3,662	1	—	—	3,663

Loss before income taxes	(12,701)	(585)	(2,428)	(12,696)	13,804	(14,606)
Income tax expense	(31)	(1,344)	(537)	(1)	—	(1,913)

Loss before minority interest in consolidated entity	(12,732)	(1,929)	(2,965)	(12,697)	13,804	(16,519)
Minority interest in consolidated entity	—	822	158	—	—	980

Net loss	$(12,732)	$(1,107)	$(2,807)	$(12,697)	$13,804	$(15,539)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(5,684)	$1,936	$—	$—	$(3,748)

Cash flows from investing activities:
Additions to property and equipment, net	—	(6,588)	(517)	—	—	(7,105)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,143)	—	—	(12,481)
Other investing activities	—	78	16	—	—	94

Net cash used for investing activities	—	(12,848)	(6,644)	—	—	(19,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	254,675	172,700	—	—	427,375
Repayment of long-term debt	—	(83,585)	(172,740)	—	—	(256,325)
Proceeds from revolver draws	—	1,000	—	—	—	1,000
Repayment of senior subordinated notes	—	(153,619)	—	—	—	(153,619)
Payments for debt financing costs	—	(2,646)	(790)	—	—	(3,436)

Net cash provided by (used for) financing activities	—	15,825	(830)	—	—	14,995

Net decrease in cash and cash equivalents	—	(2,707)	(5,538)	—	—	(8,245)

Cash and cash equivalents beginning of period	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of period	$—	$8,817	$1,443	$—	$—	$10,260

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$9,677	$(2,230)	$(5,929)	$—	$1,343

Cash flows from investing activities:
Additions to property and equipment, net	—	(3,938)	(134)	—	—	(4,072)
Acquisition of broadcast properties and related transaction costs	—	—	(6,827)	—	—	(6,827)
Other investing activities	—	(1,518)	801	—	—	(717)

Net cash used for investing activities	—	(5,456)	(6,160)	—	—	(11,616)

Cash flows from financing activities:
Repayment of long-term debt	—	(2,275)	(700)	—	—	(2,975)
Proceeds from revolver draws	—	33,000	9,000	—	—	42,000
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(318)	(16)	(6)	—	(340)
Capital contributions/distributions	(52)	(34,745)	—	34,797	—	—

Net cash provided by (used for) financing activities	(52)	(4,338)	8,284	5,929	—	9,823

Net decrease in cash and cash equivalents	(227)	(117)	(106)	—	—	(450)

Cash and cash equivalents beginning of period	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of period	$—	$8,647	$1,751	$—	$—	$10,398

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its principal stockholder in the amount of $0.1 million for each of the three months ended June 30, 2004 and 2005 and $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2004 and 2005, which is included in selling, general and administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of June 30, 2005, unaudited condensed consolidated statements of operations and other unaudited condensed financial statements for the three months and six months ended June 30, 2004 and 2005 and related notes included elsewhere in this Quarterly Report on

Form 10-Q.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we or Mission Broadcasting, Inc. (“Mission”) owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended June 30, 2005 versus the three months ended June 30, 2004 and the six months ended June 30, 2005 versus the six months ended June 30, 2004, include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KSFX (formerly KDEB), WFFT, KAMR, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KARK, WDHN, KTAB and KRBC. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to “the Company” refers to Nexstar and Mission collectively.

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our consolidated financial statements, we have considered the method of accounting under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

Executive Summary

Overview of Operations

We own and operate 29 television stations as of June 30, 2005. Through various local service agreements, we currently program or provide sales and other services to 16 additional television stations, including 15 television stations owned and operated by Mission as of June 30, 2005. Mission is 100% owned by an independent third party.

The following table summarizes the various local service agreements we have implemented as of June 30, 2005 with Mission:

Service Agreements	Mission Stations
TBA (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW (formerly WBAK), WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs permit us to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent. These option agreements are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.8% and 68.7% of our and Mission’s consolidated spot revenue for the six months ended June 30, 2004 and 2005, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

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

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as barter revenue.

Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Industry Trends

Net broadcast revenue on a same station basis decreased 8.4% from $95.0 million for the six months ended June 30, 2004 to $87.0 million for the six months ended June 30, 2005. Net broadcast revenue in 2004 was higher than in 2005 due to a few factors. The demand for advertising was favorably affected by the improving U.S. economy and by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 was an election year, a large percentage of the Company’s revenue growth in 2004 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Political revenue was $1.1 million for the six months ended June 30, 2005, a significant decrease compared to $7.7 million for the six months ended June 30, 2004.

The Television Bureau of Advertising reported that U.S. television advertising revenue increased 10.3% in 2004 largely due to political advertising and the Olympic Games. The Television Bureau of Advertising is forecasting advertising revenue to be flat in 2005 primarily due to less political spending in 2005 and the absence of Olympic spending.

Automotive-related advertising represented approximately 27% of our total net revenue for both the six months ended June 30, 2005 and 2004, respectively. Our automotive-related advertising decreased approximately 6% for the six months ended June 30, 2005 as compared to the same period in 2004. A significant change in this advertising revenue source could materially affect our future results of operations.

Station Acquisitions

On January 4, 2005, Mission completed the acquisition of WTVO, the ABC affiliate in Rockford, Illinois, for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment. Prior to its acquisition of the station, Mission had been operating WTVO under a TBA.

On January 7, 2005, we completed our acquisition of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, for total consideration of $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to a non-compete agreement being paid over a four year period. Prior to our acquisition of the station, we had been operating KFTA/KNWA under a TBA.

Refinancing of Long-term Debt Obligations

On April 1, 2005, we entered into a new senior credit facility agreement which replaced our previous credit facility agreement. Our new senior credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. Borrowings under the new credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. Under the new credit facility agreement, the applicable margin component of the revolving was decreased by 100 basis points, representing one percent. The financial covenant ratios contained in the new credit facility agreement are less restrictive than our previous credit facility. For a discussion of interest rates and financial covenant requirements of the new credit facility, we refer you to Note 7 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Mission also entered into a new senior credit facility agreement on April 1, 2005 which replaced its previous credit facility. Mission’s new credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. Terms of the new Mission credit facility, including maturity, interest rates and debt covenants are the same as the terms of our new credit facility.

Also on April 1, 2005, we redeemed all our outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (as discussed below) and senior secured credit facility financing. The aggregate redemption payment of $169.6 million plus accrued interest made on April 1, 2005 included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, we recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Additionally, on April 1, 2005, we issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of our previously issued 7% Notes. The net proceeds from the offering, together with proceeds from our senior secured credit facility, were used to redeem the 12% Notes.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for our television stations KLST (San Angelo), KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television stations KRBC (Abilene) and KODE (Joplin). Also, on February 1, 2005, a different retransmission consent agreement expired for our television station KTAL. As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals without our or Mission’s consent.

We and Mission have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed us and Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, a Cable Operator submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct us and Mission to negotiate in good faith for retransmission consent agreements for the stations. On February 8, 2005, we and Mission submitted a joint response to the complaint. On February 24, 2005, a Cable Operator filed its response to the filing made by us and Mission. This matter remains pending before the FCC. If we and Mission do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of these matters, but do not believe they will have a material effect on our consolidated financial position or results of operations.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$39,065	59.9	$38,870	63.8	$72,914	59.9	$74,091	64.2
National	18,486	28.3	18,035	29.6	34,561	28.4	33,812	29.3
Political	4,293	6.6	838	1.4	7,676	6.3	1,132	1.0
Network compensation	2,150	3.3	1,729	2.8	4,228	3.5	3,659	3.2
Other	1,265	1.9	1,443	2.4	2,307	1.9	2,730	2.3

Total gross revenue	65,259	100.0	60,915	100.0	121,686	100.0	115,424	100.0
Less: Agency and national representative commissions	8,791	13.5	8,000	13.1	16,250	13.4	14,996	13.0

Net broadcast revenue	56,468	86.5	52,915	86.9	105,436	86.6	100,428	87.0
Trade and barter revenue	4,689		4,985		9,957		10,135

Total net revenue	$61,157		$57,900		$115,393		$110,563

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total net revenue	$61,157	100.0	$57,900	100.0	$115,393	100.0	$110,563	100.0
Operating expenses (income):
Corporate expenses	2,205	3.6	2,364	4.1	4,241	3.7	5,127	4.6
Station direct operating expenses, net of trade	14,184	23.2	14,711	25.4	28,491	24.7	29,491	26.7
Selling, general and administrative expenses	14,720	24.1	14,956	25.8	29,403	25.5	29,387	26.6
Merger related expenses	—	—	—	—	456	0.4	—	—
Loss on property held for sale	—	—	616	1.1	—	—	616	0.6
Loss (gain) on asset disposal (including deferred gain recognition), net	22	—	31	0.1	(76)	(0.1)	31	—
Trade and barter expense	4,522	7.4	4,936	8.5	9,571	8.3	9,935	9.0
Depreciation and amortization	11,177	18.3	10,974	19.0	23,220	20.1	22,159	20.0
Amortization of broadcast rights, excluding barter	2,656	4.3	2,296	4.0	5,659	4.9	4,981	4.5

Income from operations	$11,671		$7,016		$14,428		$8,836

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Revenue

Local revenue was $38.9 million for the three months ended June 30, 2005, compared to $39.1 million for the same period in 2004, a decrease of $0.2 million, or 0.5%. An increase of $1.2 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, local revenue for the three months ended June 30, 2005 was $33.1 million, compared to $34.5 million for the three months ended June 30, 2004, a decrease of $1.4 million, or 4.0%. The decrease in local revenue was primarily the result of a decline in demand for advertising from the automotive and telecommunications business categories in the second quarter of 2005 compared to the second quarter of 2004.

National revenue was $18.0 million for the three months ended June 30, 2005, compared to $18.5 million for the same period in 2004, a decrease of $0.5 million, or 2.4%. An increase of $0.4 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, national revenue for the three months ended June 30, 2005 was $15.9 million, compared to $16.8 million for the three months ended June 30, 2004, a decrease of $0.9 million, or 5.0%. The decrease in national revenue was primarily the result of a decline in demand for advertising from the automotive, telecommunications, department and retail stores and fast food/restaurants business categories in the second quarter of 2005 compared to the second quarter of 2004.

Political revenue was $0.8 million for the three months ended June 30, 2005, compared to $4.3 million for the same period in 2004, a decrease of $3.5 million, or 80.5%. A decrease of $0.3 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, political revenue for the three months ended June 30, 2005 was $0.8 million, compared to $4.0 million for the three months ended June 30, 2004, a decrease of $3.2 million, or 80.2%. The decrease in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during the three months ended June 30, 2004 as compared to nominal political advertising during the three months ended June 30, 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $2.4 million for the three months ended June 30, 2005, compared to $2.2 million for the three months ended June 30, 2004, an increase of $0.2 million, or 7.2%. The increase was primarily attributed to higher payroll related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, along with an increase in regulatory compliance and financial reporting costs incurred during the three months ended June 30, 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $29.7 million for the three months ended June 30, 2005, compared to $28.9 million for the same period in 2004, an increase of $0.8 million, or 2.6%. An increase of $1.1 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended June 30, 2005 was $24.9 million, compared to $25.2 million for the three months ended June 30, 2004, a decrease of $0.3 million, or 1.1%. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations, was $0.6 million for the three months ended June 30, 2005.

Amortization of broadcast rights, excluding barter, was $2.3 million for the three months ended June 30, 2005, compared to $2.7 million for the same period in 2004, a decrease of $0.4 million, or 13.6%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired television stations WUTR, WFXW, KLST, KFTA/KNWA and WTVO.

The amortization of intangibles was $6.7 million for the three months ended June 30, 2005, compared to $7.0 million for the same period in 2004, a decrease of $0.3 million, or 4.6%. The decrease was primarily attributed to assets at certain stations becoming fully amortized, partially offset by the amortization of intangible assets from newly acquired television stations WUTR, WFXW, KLST, KFTA/KNWA and WTVO.

Depreciation of property and equipment was $4.3 million for the three months ended June 30, 2005, as compared to $4.2 million for the same period in 2004, an increase of $0.1 million, or 2.8%.

Income from Operations

Income from operations was $7.0 million for the three months ended June 30, 2005, compared to $11.7 million for the same period in 2004, a decrease of $4.7 million, or 39.9%. A decrease of $0.6 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, income from operations for the three months ended June 30, 2005 was $7.1 million, compared to $11.2 million for the three months ended June 30, 2004, a decrease of $4.1 million, or 36.2%. The decrease in income from operations for the three months ended June 30, 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue and to a lesser extent automotive-related advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $10.9 million for the three months ended June 30, 2005, compared to $13.0 million for the same period in 2004, a decrease of $2.1 million, or 16.4%. The decrease in interest expense was primarily attributed to the redemption of our 12% Notes in April 2005, partially offset by the issuance of the 7% Notes in April 2005, and higher interest rates and a greater amount of debt outstanding in 2005 on our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the three months ended June 30, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April, 2005, net of a gain of $2.3 million during the second quarter of 2005 from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Other Income (Expenses), Net

Other income was $3.0 million for the three months ended June 30, 2004. The marking-to-market of the interest rate swap agreement resulted in recognition of $1.2 million in other income for the three months ended June 30, 2004. The change in market values was due to a fluctuation in market interest rates. The interest rate swap agreement terminated on December 31, 2004. Other income for the second quarter of 2004 also included a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income taxes for the three months ended June 30, 2005 was $1.4 million as compared to $0.9 million for the same period in 2004. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for certain deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004 and 2005, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $0.5 million for the six months ended June 30, 2004 related to the recognition of $0.5 million of expenses in stations KFTA/KNWA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Revenue

Local revenue was $74.1 million for the six months ended June 30, 2005, compared to $72.9 million for the same period in 2004, an increase of $1.2 million, or 1.6%. An increase of $2.6 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, local revenue for the six months ended June 30, 2005 was $63.3 million, compared to $64.7 million for the six months ended June 30, 2004, a decrease of $1.4 million, or 2.1%. The decrease in local revenue was primarily the result of a decline in demand for advertising from the automotive and telecommunications business categories during the six months ended June 30, 2005 compared to the same period in 2004.

National revenue was $33.8 million for the six months ended June 30, 2005, compared to $34.6 million for the same period in 2004, a decrease of $0.8 million, or 2.2%. An increase of $0.8 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, national revenue for the six months ended June 30, 2005 was $29.9 million, compared to $31.5 million for the six months ended June 30, 2004, a decrease of $1.6 million, or 5.1%. The decrease in national revenue was primarily the result of a decline in demand for advertising from the automotive, telecommunications, department and retail stores and fast food/restaurants business categories during the six months ended June 30, 2005 compared to the same period in 2004.

Political revenue was $1.1 million for the six months ended June 30, 2005, compared to $7.7 million for the same period in 2004, a decrease of $6.6 million, or 85.3%. A decrease of $0.3 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, political revenue for the six months ended June 30, 2005 was $1.0 million, compared to $7.3 million for the six months ended June 30, 2004, a decrease of $6.3 million, or 86.7%. The decrease in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during the six months ended June 30, 2004 as compared to nominal political advertising during the six months ended June 30, 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $5.1 million for the six months ended June 30, 2005, compared to $4.2 million for the six months ended June 30, 2004, an increase of $0.9 million, or 20.9%. The increase was primarily attributed to higher payroll related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, along with an increase in regulatory compliance and financial reporting costs incurred during the first six months of 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $58.9 million for the six months ended June 30, 2005, compared to $57.9 million for the same period in 2004, an increase of $1.0 million, or 1.7%. An increase of $2.1 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the six months ended June 30, 2005 was $49.5 million, compared to $50.6 million for the six months ended June 30, 2004, a decrease of $1.1 million, or 2.2%. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments.

Merger related expenses were $0.5 million for the six months ended June 30, 2004. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs, termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations during the second quarter of 2005, was $0.6 million for the six months ended June 30, 2005.

Amortization of broadcast rights, excluding barter, was $5.0 million for the six months ended June 30, 2005, compared to $5.7 million for the same period in 2004, a decrease of $0.7 million, or 12.0%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired television stations WUTR, WFXW, KLST, KFTA/KNWA and WTVO.

The amortization of intangibles was $13.4 million for the six months ended June 30, 2005, compared to $13.9 million for the same period in 2004, a decrease of $0.5 million, or 3.5%. The decrease was primarily attributed to assets at certain stations becoming fully amortized, partially offset by the amortization of intangible assets from newly acquired television stations WUTR, WFXW, KLST, KFTA/KNWA and WTVO.

Depreciation of property and equipment was $8.7 million for the six months ended June 30, 2005, as compared to $9.3 million for the same period in 2004, a decrease of $0.6 million, or 6.2%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the fourth quarter of 2004.

Income from Operations

Income from operations was $8.8 million for the six months ended June 30, 2005, compared to $14.4 million for the same period in 2004, a decrease of $5.6 million, or 38.8%. A decrease of $1.2 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, income from operations for the six months ended June 30, 2005 was $9.8 million, compared to $14.2 million for the six months ended June 30, 2004, a decrease of $4.4 million, or 30.8%. The decrease in income from operations for the six months ended June 30, 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue and to a lesser extent automotive-related advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $24.0 million for the six months ended June 30, 2005, compared to $25.9 million for the same period in 2004, a decrease of $1.9 million, or 7.4%. The decrease in interest expense was primarily attributed to the redemption of our 12% Notes in April 2005, partially offset by the issuance of the 7% Notes in April 2005, and higher interest rates and a greater amount of debt outstanding in 2005 on our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the six months ended June 30, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April 2005, net of a gain of $2.3 million during the second quarter of 2005 from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. Loss on extinguishment of debt of $6.8 million for the six months ended June 30, 2004 consisted of $5.9 million in call premium and accelerated amortization related to the January 2004 redemption of $37.0 million principal amount at maturity of senior discount notes (“16% Notes”) of Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly owned subsidiary of Nexstar, and the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% Notes.

Other Income (Expenses), Net

Other expenses were $48 thousand for the six months ended June 30, 2005 as compared to other income of $3.6 million for the same period in 2004. The marking-to-market of the interest rate swap agreement resulted in recognition of $1.8 million in other income for the six months ended June 30, 2004. The change in market values was due to a fluctuation in market interest rates. The interest rate swap agreement terminated on December 31, 2004. Other income for the six months ended June 30, 2004 also included a $1.8 million gain in the second quarter of 2004 related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income taxes for the six months ended June 30, 2005 was $2.9 million as compared to $1.9 million for the same period in 2004. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for certain deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004 and 2005, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $1.0 million for the six months ended June 30, 2004 related to the recognition of $1.0 million of expenses in stations KFTA/KNWA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its available credit facilities. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Net cash provided by (used for) operating activities	$1,343	$(3,748)
Net cash used for investing activities	(11,616)	(19,492)
Net cash provided by financing activities	9,823	14,995

Net decrease in cash and cash equivalents	$(450)	$(8,245)

Cash paid for interest, net	$15,589	$27,882
Cash paid for income taxes, net	$192	$115

	December 31, 2004	June 30, 2005
	(in thousands)
Cash and cash equivalents	$18,505	$10,260
Long-term debt including current portion(1)	$629,898	$648,299
Unused commitments under senior credit facilities	$58,500	$97,500

(1)	Long-term debt at December 31, 2004 includes a $2.5 million SFAS No. 133 fair value hedge adjustment of the carrying amount of Nexstar’s 12% senior subordinated notes. The SFAS No. 133 adjustment was derecognized on April 1, 2005.

On April 1, 2005, we and Mission refinanced borrowings outstanding under various long-term debt obligations. In connection with the refinancing, we redeemed $160.0 million in aggregate principal amount of outstanding 12% Notes, increased the borrowings under the term loan to our senior secured credit facility and issued $75.0 million in the aggregate principal amount of 7% Notes. A combination of proceeds obtained from borrowings under our senior credit facility and the issuance of the 7% Notes were used to fund the redemption of the 12% Notes. Additionally, on April 1, 2005, Mission increased the borrowings under the term loan to its senior secured credit facility.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $5.1 million during the six months ended June 30, 2005 compared to the same period in 2004. The decrease was primarily due to poorer operating results as reflected in the $18.2 million increase in net loss and a decrease of $6.9 million in cash flows from interest payable, partially offset by an increase of $7.4 million in cash flows from accounts receivable and an increase of $8.7 million in cash flows from accounts payable and accrued expenses. Also contributing to the decrease was the increase in cash payments associated with debt extinguishments, which were $16.0 million for the six months ended June 30, 2005, compared to $5.9 million for the same period in 2004.

Cash paid for interest increased by $12.3 million during the six months ended June 30, 2005 compared to the same period in 2004. Cash payments of interest for the six months ended June 30, 2005 included the original $6.4 million discount to the 12% Notes and $4.4 million for our previously issued 7% Notes, the payment of which had not commenced until the third quarter of 2004. Cash payments of interest on our and Mission’s senior credit facilities increased from $6.0 million for the six months ended June 30, 2004 to $7.5 million for the six months ended June 30, 2005 due to higher interest rates and a greater amount of debt outstanding in 2005 on the respective credit facilities.

Nexstar and its subsidiaries file a consolidated federal income tax return. Mission files its own separate federal income tax return. Additionally, Nexstar and Mission file their own state and local tax returns as are required. Due to our and Mission’s recent history of net operating losses, we and Mission currently do not pay any federal income taxes. These net operating losses may be carried forward, subject to expiration and certain limitations, and used to reduce taxable earnings in future years. Through the use of available loss carryforwards, it is possible that we and Mission may not pay significant amounts of federal income taxes in the foreseeable future.

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $7.9 million during the six months ended June 30, 2005 compared to the same period in 2004. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The increase was due to increases in purchases of property and equipment and acquisition related payments.

Capital expenditures were $7.1 million for the six months ended June 30, 2005, compared to $4.1 million for the six months ended June 30, 2004. The increase was primarily attributable to digital conversion expenditures, which increased from $0.1 million for the six months ended June 30, 2004 to $2.0 million for the same period in 2005. We project that 2005 full-year capital expenditures will be approximately $11.0 million to $12.0 million.

Cash used for station acquisitions was $8.6 million for the six months ended June 30, 2004, compared to $12.5 million for the six months ended June 30, 2005. Acquisition related payments for the six months ended June 30, 2004 included the $3.7 million purchase price, exclusive of transaction costs, of Mission’s acquisition of WUTR, the remaining $1.5 million payment, exclusive of transaction costs, for Mission’s acquisition of WFXW (formerly WBAK) and a down payment by Nexstar of $1.7 million against the purchase price for KLST. Acquisition related payments for the six months ended June 30, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively.

Cash Flows – Financing Activities

The comparative net cash provided by financing activities increased by $5.2 million during the six months ended June 30, 2005 compared to the same period in 2004. The increase was primarily due to an increase in the amount of net proceeds received from refinancing our and Mission’s long-term debt obligations in the current year as compared to the net amounts received from the prior year’s financing activities, partially offset by payments of debt financing costs of $3.4 million made in connection with the April 1, 2005 refinancing of our and Mission’s long-term debt obligations.

The April 1, 2005 refinancing of our and Mission’s long-term debt obligations provided the Company net cash proceeds of $19.0 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans and our issuance of 7% Notes of $427.4 million and the repayments of previous senior credit facility term and revolving borrowings and our 12% Notes of $408.4 million.

The net amount of cash received from financing activities for the six months ended June 30, 2004 was primarily the result of net borrowings of $40.0 million under senior credit facility revolving loans, the repayments of our 16% senior discount notes of $28.9 million and senior credit facility term loan repayments of $1.0 million.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2005, Nexstar and Mission had total combined debt of $648.3 million, which represented 108.5% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2005:

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Nexstar senior credit facility(1)	$182,300	$456	$3,646	$3,646	$174,552
Mission senior credit facility(1)	172,700	432	3,454	3,454	165,360
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(2)	130,000	—	—	46,906	83,094

	$685,000	$888	$7,100	$54,006	$623,006

(1)	Quarterly principal payments under the Nexstar and Mission senior credit facility term loans commence on December 31, 2005.
(2)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding on that date sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th. The 11.375% senior subordinated notes (“11.375 Notes”) will not begin to accrue cash interest until April 1, 2008. Commencing October 1, 2008 we will make semiannual interest payments on our 11.375% Notes on April 1st and October 1st. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

As of June 30, 2005, we and Mission believe that we were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at June 30, 2005. We anticipate compliance with all the covenants through December 31, 2005, however our operating results are highly dependent on advertising revenues which are susceptible to prevailing economic conditions that are beyond our control. A further decline in advertising revenues could have an effect on the Company’s ability to comply with covenants under the senior secured credit facilities. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 7 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for WFXV, WQRF and KNWA, all of the television stations we and Mission own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $0.1 million and $2.0 million, respectively, for the six months ended June 30, 2004 and 2005.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of June 30, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals. We have filed a request for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred market stations. Mission also has filed a request for such extension for its top four network affiliates in the top one hundred market stations.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the FCC’s revised PSIP requirements by February 1, 2005. We and Mission requested extensions of time from the FCC to comply with the PSIP requirements due to vendor delivery and installation issues. The equipment and related installation necessary to meet the PSIP requirements cost approximately $1.3 million in total for our stations and the stations to which we provide services. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 59 through 62 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of June 30, 2005 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the recently issued accounting pronouncements including our expected date of adoption and effects on results of operations and financial position.

Forward-Looking and Cautionary Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at June 30, 2005 under the senior credit facilities bear interest at 5.24%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$15,052	$16,827	$18,602	$20,377	$22,152
7% senior subordinated notes due 2014(1)	14,000	14,000	14,000	14,000	14,000
11.375% senior discount notes due 2013(1)	11,242	11,242	11,242	11,242	11,242

Total	$40,294	$42,069	$43,844	$45,619	$47,394

(1)	There is no change to our cash flow from operations associated with our senior subordinated and senior discount notes because these are fixed rate debt obligations. As of June 30, 2005, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of June 30, 2005, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Nexstar Broadcasting Group, Inc. held its 2005 Annual Meeting of Stockholders on May 23, 2005. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1 – The election of nine members to the Board of Directors to serve as directors until the next meeting of stockholders.

Nominees:	For:	Against:	Abstain:
Perry A. Sook	143,948,033	3,184,216	0

Blake R. Battaglia	143,948,233	3,184,016	0

Erik Brooks	143,948,233	3,184,016	0

Jay M. Grossman	143,538,155	3,594,094	0

Brent Stone	143,948,233	3,184,016	0

Royce Yudkoff	143,538,155	3,594,094	0

Geoff Armstrong	146,772,206	360,043	0

Michael Donovan	142,894,809	4,237,440	0

I. Martin Pompadur	147,096,812	35,437	0

Proposal 2 – The ratification of the selection of PricewaterhouseCoopers LLP as Nexstar Broadcasting Group, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

For:	Against:	Abstain:
146,740,051	392,198	0

ITEM 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Index
10.1	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.2	Registration Rights Agreement, dated April 1, 2005, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4 (File No. 333-125847) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.3	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting, Inc.).

10.4	First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005 by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.5	Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.6	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein) (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: August 9, 2005