Form 10-Q
period 2005-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2005-11-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the Registrant had outstanding:

14,289,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,782	$18,505
Accounts receivable, net of allowance for doubtful accounts of $875 and $1,119, respectively	43,940	48,391
Current portion of broadcast rights	16,771	17,292
Prepaid expenses and other current assets	2,410	2,580
Property held for sale	516	—

Total current assets	69,419	86,768

Property and equipment, net	99,021	101,068
Broadcast rights	4,700	6,423
Goodwill, net	146,272	145,576
Intangible assets, net	354,445	374,050
Other noncurrent assets	8,408	21,080

Total assets	$682,265	$734,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$2,350
Current portion of broadcast rights payable	17,323	17,561
Accounts payable	7,266	8,092
Accrued expenses	12,042	12,561
Taxes payable	243	89
Interest payable	2,990	8,866
Deferred revenue	3,987	2,000

Total current liabilities	47,336	51,519

Debt	641,026	627,548
Broadcast rights payable	5,900	7,153
Deferred tax liabilities	33,129	29,369
Deferred revenue	3,285	4,286
Deferred gain on sale of assets	6,349	6,676
Other liabilities	5,158	4,159

Total liabilities	742,183	730,710

Commitments and contingencies

Minority interest in consolidated entity	—	21,550

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both September 30, 2005 and December 31, 2004	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 at both September 30, 2005 and December 31, 2004	143	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both September 30, 2005 and December 31, 2004	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both September 30, 2005 and December 31, 2004	7	7
Additional paid-in capital	392,393	392,393
Accumulated deficit	(452,595)	(409,972)

Total stockholders’ deficit	(59,918)	(17,295)

Total liabilities and stockholders’ deficit	$682,265	$734,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$56,767	$63,948	$172,191	$185,634
Less: commissions	(7,387)	(8,571)	(22,383)	(24,821)

Net broadcast revenue (excluding trade and barter)	49,380	55,377	149,808	160,813
Trade and barter revenue	4,585	4,507	14,720	14,464

Total net revenue	53,965	59,884	164,528	175,277

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	16,663	16,685	49,630	48,094
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	18,129	17,898	52,643	51,542
Merger related expenses	—	—	—	456
Loss on property held for sale	—	—	616	—
Loss (gain) on asset disposal (including deferred gain recognition), net	(2)	(109)	29	(185)
Amortization of broadcast rights	5,681	6,126	17,121	18,438
Amortization of intangible assets	6,630	6,308	20,039	20,197
Depreciation	3,996	4,107	12,746	13,438

Total operating expenses, net	51,097	51,015	152,824	151,980

Income from operations	2,868	8,869	11,704	23,297
Interest expense, including amortization of debt financing costs	(11,364)	(13,132)	(35,332)	(39,005)
Loss on extinguishment of debt	—	(1,880)	(15,715)	(8,704)
Interest income	61	29	144	62
Other income, net	424	753	376	4,383

Loss before income taxes	(8,011)	(5,361)	(38,823)	(19,967)
Income tax expense	(876)	(924)	(3,800)	(2,837)

Loss before minority interest in consolidated entity	(8,887)	(6,285)	(42,623)	(22,804)
Minority interest in consolidated entity	—	583	—	1,563

Net loss	$(8,887)	$(5,702)	$(42,623)	$(21,241)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.20)	$(1.50)	$(0.75)
Weighted average number of common shares outstanding:
Basic and diluted	28,363	28,363	28,363	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(42,623)	$(21,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,760	2,535
Depreciation of property and equipment	12,746	13,438
Amortization of intangible assets	20,039	20,197
Amortization of debt financing costs	1,045	1,801
Amortization of broadcast rights, excluding barter	7,649	8,831
Payments for broadcast rights	(7,320)	(7,898)
Loss on asset disposal, net	356	142
Loss on property held for sale	616	—
Loss on extinguishment of debt	15,715	8,704
Amortization of debt discount	8,163	7,541
Effect of accounting for derivative instruments	(197)	(3,164)
Call premium and interest paid in connection with repayments of senior discount and senior subordinated notes	(15,981)	(5,934)
Minority interest in consolidated entity	—	(1,563)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,484	(1,820)
Prepaid expenses and other current assets	173	(1,251)
Other noncurrent assets	(311)	(247)
Accounts payable and accrued expenses	(1,595)	(10,085)
Taxes payable	154	(192)
Interest payable	(5,876)	6,632
Deferred revenue	986	2,394
Other noncurrent liabilities and deferred gain on sale of assets	(78)	249

Net cash provided by operating activities	1,905	19,069

Cash flows from investing activities:
Additions to property and equipment	(10,644)	(7,370)
Proceeds from sale of assets	139	229
Acquisition of broadcast properties and related transaction costs	(12,481)	(6,780)
Down payment on acquisition of station	—	(1,750)
Change in restricted cash	—	800

Net cash used for investing activities	(22,986)	(14,871)

Cash flows from financing activities:
Proceeds from debt issuance	427,375	235,000
Repayment of long-term debt	(262,825)	(247,587)
Proceeds from revolver draws	1,000	42,000
Repayment of senior discount notes	—	(28,862)
Repayment of senior subordinated notes	(153,619)	—
Payments for debt financing costs	(3,573)	(980)

Net cash provided by (used for) financing activities	8,358	(429)

Net increase (decrease) in cash and cash equivalents	(12,723)	3,769

Cash and cash equivalents at beginning of period	18,505	10,848

Cash and cash equivalents at end of period	$5,782	$14,617

Supplemental schedule of cash flow information:
Cash paid for interest, net	$39,742	$23,669

Cash paid for income taxes, net	$168	$789

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Nexstar Broadcasting Group, Inc. (“Nexstar”) owns, operates, programs or provides sales and other services to 46 television stations, 45 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provides sales, programming and other services to stations owned and/or operated by independent third parties.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of September 30, 2005, the assets of Mission consisted of current assets of $2.1 million (excluding broadcast rights), broadcast rights of $4.3 million, FCC licenses of $28.7 million, goodwill and other intangible assets of $65.7 million, property and equipment of $21.5 million and other noncurrent assets of $0.6 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar has with Mission as of September 30, 2005:

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

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”) as a result of local service agreements Nexstar has with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments under the JSA with Piedmont of approximately $0.2 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) as a result of an outsourcing agreement it entered into effective December 1, 2001 with Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WYZZ. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Nexstar has determined that it has a variable interest in WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair as a result of an outsourcing agreement it entered into effective September 1, 2005 with Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WUHF. The outsourcing agreement expires in December 2012, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WUHF under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.1 million for the three months and nine months ended September 30, 2005, respectively.

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar believes that its minimum exposure to loss under the Sinclair service agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of KTVE, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plan under the alternative recognition and measurement principles of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations rather than the fair value accounting method allowed by FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, no compensation expense is recognized for stock options granted when the exercise price of the options is greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. Nexstar did not incur stock-based employee compensation costs for the three and nine months ended September 30, 2005 and 2004 as all options granted under its stock-based employee compensation plan had an exercise price greater than or equal to the market price of the underlying common stock on the date of grant.

The Company has adopted the disclosure only provisions of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss, as reported	$(8,887)	$(5,702)	$(42,623)	$(21,241)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(330)	(247)	(1,042)	(734)

Pro forma net loss	$(9,217)	$(5,949)	$(43,665)	$(21,975)

Basic and diluted net loss per common share, as reported	$(0.31)	$(0.20)	$(1.50)	$(0.75)
Basic and diluted net loss per common share, pro forma	$(0.32)	$(0.21)	$(1.54)	$(0.77)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options granted to employees. There is no difference between basic and diluted net loss per

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

share since the effect of stock options is not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005 and 2004, as the effect would be anti-dilutive. Stock options for 2,025,685 and 1,380,978 weighted-average common shares were outstanding during the three months ended September 30, 2005 and 2004, respectively, and stock options for 2,084,949 and 1,340,438 weighted-average common shares were outstanding during the nine months ended September 30, 2005 and 2004, respectively, but were not included in the diluted per share computation because the option exercise prices were greater than the average market price of the common stock.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaces SFAS No. 123 and supercedes APB No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 as originally issued. However, SFAS No. 123(R) eliminates the use of the alternative APB No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. The pro forma footnote disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), compensation cost related to stock options is measured at the grant date based on the fair value of the award using an option-pricing model and will be recognized as expense ratably over the vesting period. SFAS No. 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission issued a ruling that changed the effective date for public companies to fiscal years that begin after June 15, 2005 which for the Company is January 1, 2006. Nexstar has elected to adopt this new Standard as of the beginning of the 2006 fiscal year. Using the modified prospective method of adoption, beginning January 1, 2006 Nexstar will recognize compensation expense for all newly granted or modified stock options based on the requirements of SFAS No. 123(R) and will begin recognizing compensation expense over the remaining vesting period for the unvested portion of all stock options granted prior to adoption based on the fair values previously calculated for pro forma disclosure purposes. The Black-Scholes option-pricing model has been used to value Nexstar’s employee stock options for disclosure purposes and this option-pricing model will be used under SFAS No. 123(R).

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS No. 153 was effective for the Company on July 1, 2005. The adoption of this new Standard did not have a material impact on the Company’s financial position or results of operations.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to all prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate affected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

3. Acquisitions

During the nine months ended September 30, 2005, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the assets acquired is recorded as goodwill. The consolidated financial statements include the operating results of each business from the TBA commencement date.

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

Property and equipment	$7,161
Intangible assets	10,279
Goodwill	3,658

Assets acquired	$21,098

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

KFTA/KNWA

On October 13, 2003, Nexstar entered into a purchase agreement and a TBA with J.D.G. Television, Inc., which owned KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas. Nexstar commenced operations under the TBA on October 16, 2003 which terminated upon the purchase of the station. On January 7, 2005, Nexstar purchased substantially all of the assets of KFTA/KNWA for $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million upon consummation of the acquisition on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to a non-compete agreement being paid to a principal of the seller over a four year period.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$5,204
Intangible assets	11,121
Goodwill	1,013

Assets acquired	$17,338

Of the $11.1 million of acquired intangible assets, $3.6 million was assigned to FCC licenses that are not subject to amortization and $5.4 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $2.1 million of acquired intangible assets includes a $1.0 million non-compete agreement and $1.1 million of other intangible assets, which are being amortized over 1 to 4 years. Goodwill of $1.0 million is expected to be deductible for tax purposes.

The following unaudited pro forma information has been presented as if the acquisitions of WTVO and KFTA/KNWA had occurred on January 1, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands, except per share amounts)
Net broadcast revenue (excluding trade and barter)	$56,735	$164,977
Total net revenue	61,255	179,467
Income from operations	8,527	22,408
Net loss	(6,319)	(23,003)
Basic and diluted net loss per common share	$(0.22)	$(0.81)

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

4. Property Held for Sale

During the second quarter of 2005, management committed to a plan to sell buildings in Abilene, Texas and Utica, New York, which were vacated after the Company finalized consolidation of its station operations in these markets. Accordingly, the buildings, building improvements and land have been recorded at their estimated fair value less costs to sell. Fair value is based on management’s estimate of the amount that could be realized from the sale of the properties in a current transaction between willing parties. The estimate is derived from professional appraisals and quotes obtained from local real estate brokers. The carrying value of assets held for sale at September 30, 2005 was $0.5 million. During the second quarter of 2005, the Company recorded a loss of $0.6 million related to the write-down of these assets which comprises loss on property held for sale.

5. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)	September 30, 2005	December 31, 2004
		(in thousands)
Network affiliation agreements	15	$335,588	$335,153
FCC licenses	indefinite	160,856	160,856
Other intangible assets	1-15	24,078	24,581

		520,522	520,590
Less: accumulated amortization		(166,077)	(146,540)

Intangible assets, net of accumulated amortization		354,445	374,050
Goodwill, net	indefinite	146,272	145,576

Intangible assets and goodwill, net		$500,717	$519,626

Total amortization expense from definite-lived intangible assets for the three months ended September 30, 2005 and 2004 was $6.6 million and $6.3 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $20.0 million and $20.2 million, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of September 30, 2005 is approximately $24 million for each year for the years of 2006 through 2010.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill—(Continued)

The carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at September 30, 2005 and December 31, 2004 was $284.7 million and $284.0 million, respectively (net of accumulated amortization of approximately $44.3 million). Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2005, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the nine months ended September 30, 2005 was as follows (in thousands):

Balance as of January 1, 2005	$145,576
Acquisitions	696

Balance as of September 30, 2005	$146,272

The consummation of the acquisitions of WTVO and KFTA/KNWA during the nine months ended September 30, 2005 increased goodwill by approximately $0.7 million.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Compensation and related taxes	$3,793	$3,448
Sales commissions	1,237	1,366
Employee benefits	1,080	600
Property taxes	1,154	585
Other accruals related to operating expenses	4,778	6,562

	$12,042	$12,561

7. Debt

Long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Term loans	$348,500	$233,825
Revolving credit facilities	—	21,500
12% senior subordinated notes due 2008, net of discount of $3,649	—	156,351
7% senior subordinated notes due 2014, net of discount of $2,517 and $0	197,483	125,000
11.375% senior discount notes due 2013, net of discount of $31,472 and $39,299	98,528	90,701
SFAS No. 133 hedge accounting adjustment	—	2,521

	644,511	629,898
Less: current portion	(3,485)	(2,350)

	$641,026	$627,548

The Nexstar and Mission Senior Secured Credit Facilities

On April 1, 2005, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, entered into a new senior secured credit facility agreement with a group of commercial banks which replaced Nexstar Broadcasting’s previous credit facility that had provided for an $83.0 million term loan and a $50.0 million revolving loan. As of September 30, 2005, Nexstar Broadcasting’s new senior secured credit facility consisted of a $175.8 million term loan ($182.3 million original amount less a voluntary repayment of $6.5 million made on September 30, 2005) and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new credit facility agreement include a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00. See Note 13 for a discussion on the subsequent modification to the debt covenant ratios.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

As of September 30, 2005 and December 31, 2004, Nexstar Broadcasting had $175.8 million and $82.6 million, respectively, outstanding under its term loan and no borrowings were outstanding under its revolving loan.

On April 1, 2005, Mission entered into a new senior secured credit facility agreement with a group of commercial banks which replaced its previous bank credit facility agreement that had provided for a $152.0 million term loan and a $30.0 million revolving loan. As of September 30, 2005, Mission’s new credit facility consisted of a $172.7 million term loan and a $47.5 million revolving loan. Terms of the new Mission credit facility, including maturity and interest rates, are the same as the terms of the new Nexstar credit facility described above.

As of September 30, 2005 and December 31, 2004, Mission had $172.7 million and $151.2 million, respectively, outstanding under its term loan and no borrowings and $21.5 million, respectively, were outstanding under its revolving loan.

As of September 30, 2005, there was approximately $97.5 million of total unused commitments under Nexstar Broadcasting’s and Mission’s senior secured credit facilities. Based on covenant calculations, as of September 30, 2005, there was approximately $6 million of total available borrowings that could be drawn under Nexstar Broadcasting’s and Mission’s senior secured credit facilities.

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

On April 1, 2005, Nexstar Broadcasting issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of 7% Notes previously issued and registered under the Securities Act of 1933 by Nexstar Broadcasting. Proceeds obtained under the offering were net of a $1.1 million payment provided to investors purchasing the notes which is included as a component of the discount. The net proceeds from the offering, together with proceeds from Nexstar Broadcasting’s senior secured credit facility, were used to redeem the 12% Notes. The 7% Notes issued on April 1, 2005 have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Collateralization and Guarantees of Debt

The bank credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations under Mission’s senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar Broadcasting’s senior secured credit facility and the senior subordinated notes issued by Nexstar Broadcasting.

Loss on Extinguishment of Debt

The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in April 2005 resulted in the write-off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs during the second quarter of 2005. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. These amounts comprise loss on extinguishment of debt for the nine months ended September 30, 2005.

8. Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes—(Continued)

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

Cable Retransmission Consent Rights

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Nexstar and Mission have elected to exercise retransmission consent rights for all of their stations where they have a legal right to do so. Nexstar and Mission are in the process of negotiating these retransmission agreements and are unable to predict the outcome of these negotiations.

On October 20, 2005, Nexstar and Mission entered into a joint agreement with Cox Communications, Inc. (“Cox”) for the retransmission of their stations’ signals on the Cox cable systems in Abilene-Sweetwater, San Angelo, Lubbock, Amarillo, Odessa-Midland and Beaumont-Port Arthur, Texas; Shreveport, Louisiana; Fort Smith, Little Rock and Monroe-El Dorado, Arkansas; Springfield and Joplin, Missouri; and Pittsburg, Kansas. Under this agreement, Cox has agreed to compensate Nexstar and Mission for the right to carry the Company’s stations in these markets over the next five years. As a result, Cox now carries Nexstar’s television stations KLST (San Angelo) and KTAL (Shreveport) and Mission’s television station KRBC (Abilene). These stations had previously been off Cox’s cable systems when retransmission consent agreements expired on December 31, 2004 and February 1, 2005. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against Nexstar and Mission.

On December 31, 2004, retransmission consent agreements with Cable One, Inc. (“Cable One”) expired for Nexstar’s television stations KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television station KODE (Joplin). As a result, Cable One is not permitted by law to carry these stations’ signals. Nexstar and Mission have requested that Cable One pay a cash per subscriber fee in exchange for the right to carry the stations’ signals under new agreements. Cable One has informed Nexstar and Mission that it will not pay any cash fees for the carriage of the stations on its cable systems. If Nexstar and Mission do not reach new agreements with Cable One, the stations in the affected markets could lose audience share which may impact the stations’ revenue. The Company is currently unable to determine the ultimate outcome of this matter, but does not believe it will have a material effect on the Company’s financial condition or results of operations.

Digital Television Conversion

All commercial television stations in the United States were required to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations. Except for KNWA, all of the television stations the Company owns and operates are broadcasting at least a low power digital television signal. On August 31, 2004, the FCC granted consent to modify KNWA’s proposed DTV facilities, establishing a construction deadline of March 3, 2005. On January 21, 2005, Nexstar filed a request with the FCC to extend KNWA’s modified construction permit deadline. When the FCC acts on the extension request, Nexstar will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period, Nexstar could be subject to sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $4.3 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify Nexstar’s and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of September 30, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

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

Additional DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. The equipment and related installation necessary to meet the PSIP requirements cost approximately $1.3 million in total for all of the television stations the Company owns and operates. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

10. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At September 30, 2005, Mission had $172.7 million outstanding under its senior credit facility.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to the financial position and for the three and nine months ended September 30, 2005 and 2004 for results of operations and for the nine months ended September 30, 2005 and 2004 for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$5,782	$—	$5,782
Other current assets	—	6	63,631	—	63,637

Total current assets	—	6	69,413	—	69,419

Investments in subsidiaries eliminated upon consolidation	31,076	129,156	—	(160,232)	—
Amounts due from parents eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	99,021	—	99,021
Goodwill, net	—	—	146,272	—	146,272
Intangible assets, net	—	—	354,445	—	354,445
Other noncurrent assets	1	2,417	10,701	(11)	13,108

Total assets	$31,077	$131,579	$685,832	$(166,223)	$682,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	117	—	43,734	—	43,851

Total current liabilities	117	—	47,219	—	47,336

Debt	—	98,528	542,498	—	641,026
Amounts due to subsidiary eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other noncurrent liabilities	—	2	53,830	(11)	53,821

Total liabilities	4,124	100,503	643,547	(5,991)	742,183

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	26,669	31,076	42,285	(160,232)	(60,202)

Total stockholders’ equity (deficit)	26,953	31,076	42,285	(160,232)	(59,918)

Total liabilities and stockholders’ equity (deficit)	$31,077	$131,579	$685,832	$(166,223)	$682,265

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$49,380	$—	$49,380
Trade and barter revenue	—	—	4,585	—	4,585

Total net revenue	—	—	53,965	—	53,965

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,663	—	16,663
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	117	—	18,012	—	18,129
Gain on asset disposal (including deferred gain recognition), net	—	—	(2)	—	(2)
Amortization of broadcast rights	—	—	5,681	—	5,681
Amortization of intangible assets	—	—	6,630	—	6,630
Depreciation	—	—	3,996	—	3,996

Total operating expenses	117	—	50,980	—	51,097

Income (loss) from operations	(117)	—	2,985	—	2,868
Interest expense, including amortization of debt financing costs	—	(2,737)	(8,627)	—	(11,364)
Equity in earnings of subsidiaries	(6,231)	(3,494)	—	9,725	—
Other income, net	—	—	485	—	485

Loss before income taxes	(6,348)	(6,231)	(5,157)	9,725	(8,011)
Income tax (expense) benefit	78	—	(954)	—	(876)

Net loss	$(6,270)	$(6,231)	$(6,111)	$9,725	$(8,887)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$55,377	$—	$55,377
Trade and barter revenue	—	—	4,507	—	4,507

Total net revenue	—	—	59,884	—	59,884

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,685	—	16,685
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,898	—	17,898
Gain on asset disposal (including deferred gain recognition), net	—	—	(109)	—	(109)
Amortization of broadcast rights	—	—	6,126	—	6,126
Amortization of intangible assets	—	—	6,308	—	6,308
Depreciation	—	—	4,107	—	4,107

Total operating expenses	—	—	51,015	—	51,015

Income from operations	—	—	8,869	—	8,869
Interest expense, including amortization of debt financing costs	—	(2,418)	(10,714)	—	(13,132)
Loss on extinguishment of debt	—	—	(1,880)	—	(1,880)
Equity in earnings of subsidiaries	(3,542)	(1,124)	—	4,666	—
Other income, net	—	—	782	—	782

Loss before income taxes	(3,542)	(3,542)	(2,943)	4,666	(5,361)
Income tax expense	—	—	(924)	—	(924)

Loss before minority interest in consolidated entity	(3,542)	(3,542)	(3,867)	4,666	(6,285)
Minority interest in consolidated entity	—	—	583	—	583

Net loss	$(3,542)	$(3,542)	$(3,284)	$4,666	$(5,702)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$149,808	$—	$149,808
Trade and barter revenue	—	—	14,720	—	14,720

Total net revenue	—	—	164,528	—	164,528

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	49,630	—	49,630
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	117	—	52,526	—	52,643
Loss on property and asset disposal (including deferred gain recognition), net	—	—	645	—	645
Amortization of broadcast rights	—	—	17,121	—	17,121
Amortization of intangible assets	—	—	20,039	—	20,039
Depreciation	—	—	12,746	—	12,746

Total operating expenses	117	—	152,707	—	152,824

Income (loss) from operations	(117)	—	11,821	—	11,704
Interest expense, including amortization of debt financing costs	—	(8,068)	(27,264)	—	(35,332)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in earnings of subsidiaries	(35,474)	(27,406)	—	62,880	—
Other income, net	—	—	520	—	520

Loss before income taxes	(35,591)	(35,474)	(30,638)	62,880	(38,823)
Income tax expense	—	—	(3,800)	—	(3,800)

Net loss	$(35,591)	$(35,474)	$(34,438)	$62,880	$(42,623)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$—	$160,813	$—	$160,813
Trade and barter revenue	—	—	14,464	—	14,464

Total net revenue	—	—	175,277	—	175,277

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	48,094	—	48,094
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4	—	51,538	—	51,542
Merger related expenses	—	—	456	—	456
Gain on asset disposal (including deferred gain recognition), net	—	—	(185)	—	(185)
Amortization of broadcast rights	—	—	18,438	—	18,438
Amortization of intangible assets	—	—	20,197	—	20,197
Depreciation	—	—	13,438	—	13,438

Total operating expenses	4	—	151,976	—	151,980

Income (loss) from operations	(4)	—	23,301	—	23,297
Interest expense, including amortization of debt financing costs	—	(7,176)	(31,829)	—	(39,005)
Loss on extinguishment of debt	—	(6,824)	(1,880)	—	(8,704)
Equity in earnings of subsidiaries	(16,238)	(2,238)	—	18,476	—
Other income, net	—	—	4,445	—	4,445

Loss before income taxes	(16,242)	(16,238)	(5,963)	18,476	(19,967)
Income tax expense	(32)	—	(2,805)	—	(2,837)

Loss before minority interest in consolidated entity	(16,274)	(16,238)	(8,768)	18,476	(22,804)
Minority interest in consolidated entity	—	—	1,563	—	1,563

Net loss	$(16,274)	$(16,238)	$(7,205)	$18,476	$(21,241)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$1,905	$—	$1,905

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(10,644)	—	(10,644)
Acquisition of broadcast properties and related transaction costs	—	—	(12,481)	—	(12,481)
Other investing activites	—	—	139	—	139

Net cash used for investing activities	—	—	(22,986)	—	(22,986)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375	—	427,375
Repayment of long-term debt	—	—	(262,825)	—	(262,825)
Proceeds from revolver draws	—	—	1,000	—	1,000
Repayment of senior subordinated notes	—	—	(153,619)	—	(153,619)
Payments for debt financing costs	—	—	(3,573)	—	(3,573)

Net cash provided by financing activities	—	—	8,358	—	8,358

Net decrease in cash and cash equivalents	—	—	(12,723)	—	(12,723)

Cash and cash equivalents at beginning of period	—	—	18,505	—	18,505

Cash and cash equivalents at end of period	$—	$—	$5,782	$—	$5,782

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(227)	$(5,982)	$25,174	$104	$19,069

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(7,370)	—	(7,370)
Acquisition of broadcast properties and related transaction costs	—	—	(8,530)	—	(8,530)
Other investing activites	—	—	1,029	—	1,029

Net cash used for investing activities	—	—	(14,871)	—	(14,871)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	235,000	—	235,000
Repayment of long-term debt	—	—	(247,587)	—	(247,587)
Proceeds from revolver draws	—	—	42,000	—	42,000
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	(5)	(975)	—	(980)
Capital contributions/distributions	—	34,849	(34,745)	(104)	—

Net cash provided by (used for) financing activities	—	5,982	(6,307)	(104)	(429)

Net increase (decrease) in cash and cash equivalents	(227)	—	3,996	—	3,769

Cash and cash equivalents at beginning of period	227	—	10,621	—	10,848

Cash and cash equivalents at end of period	$—	$—	$14,617	$—	$14,617

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On December 30, 2003 and April 1, 2005, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to the financial position and for the three and nine months ended September 30, 2005 and 2004 for results of operations and for the nine months ended September 30, 2005 and 2004 for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,260	$1,522	$—	$—	$5,782
Due from Mission	—	21,845	—	—	(21,845)	—
Other current assets	—	59,697	3,934	6	—	63,637

Total current assets	—	85,802	5,456	6	(21,845)	69,419

Investments in subsidiaries eliminated upon consolidation	31,076	—	—	129,156	(160,232)	—
Amounts due from parents eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	77,602	21,460	—	(41)	99,021
Goodwill, net	—	129,607	16,665	—	—	146,272
Intangible assets, net	—	276,703	77,742	—	—	354,445
Other noncurrent assets	1	9,172	1,529	2,417	(11)	13,108

Total assets	$31,077	$584,866	$122,852	$131,579	$(188,109)	$682,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	21,845	—	(21,845)	—
Other current liabilities	117	38,911	4,823	—	—	43,851

Total current liabilities	117	40,669	28,395	—	(21,845)	47,336

Debt	—	371,525	170,973	98,528	—	641,026
Amounts due to subsidiary eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other noncurrent liabilities	—	43,516	10,314	2	(11)	53,821

Total liabilities	4,124	455,710	209,682	100,503	(27,836)	742,183

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	26,669	129,156	(86,830)	31,076	(160,273)	(60,202)

Total stockholders’ equity (deficit)	26,953	129,156	(86,830)	31,076	(160,273)	(59,918)

Total liabilities and stockholders’ equity (deficit)	$31,077	$584,866	$122,852	$131,579	$(188,109)	$682,265

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$48,823	$557	$—	$—	$49,380
Trade and barter revenue	—	4,001	584	—	—	4,585
Revenue between consolidated entities	—	2,850	6,847	—	(9,697)	—

Total net revenue	—	55,674	7,988	—	(9,697)	53,965

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,512	1,151	—	—	16,663
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	117	17,471	541	—	—	18,129
Selling, general, and administrative expenses between consolidated entities	—	6,847	2,850	—	(9,697)	—
Loss (gain) on asset disposal (including deferred gain recognition), net	—	41	(43)	—	—	(2)
Amortization of broadcast rights	—	4,512	1,169	—	—	5,681
Amortization of intangible assets	—	5,102	1,528	—	—	6,630
Depreciation	—	3,301	699	—	(4)	3,996

Total operating expenses	117	52,786	7,895	—	(9,701)	51,097

Income (loss) from operations	(117)	2,888	93	—	4	2,868
Interest expense, including amortization of debt financing costs	—	(6,236)	(2,391)	(2,737)	—	(11,364)
Equity in earnings of subsidiaries	(6,231)	—	—	(3,494)	9,725	—
Other income, net	—	477	8	—	—	485

Loss before income taxes	(6,348)	(2,871)	(2,290)	(6,231)	9,729	(8,011)
Income tax (expense) benefit	78	(623)	(331)	—	—	(876)

Net loss	$(6,270)	$(3,494)	$(2,621)	$(6,231)	$9,729	$(8,887)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$51,756	$3,621	$—	$—	$55,377
Trade and barter revenue	—	3,917	590	—	—	4,507
Revenue between consolidated entities	—	3,302	5,059	—	(8,361)	—

Total net revenue	—	58,975	9,270	—	(8,361)	59,884

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,662	1,023	—	—	16,685
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	16,700	1,198	—	—	17,898
Selling, general, and administrative expenses between consolidated entities	—	5,059	3,302	—	(8,361)	—
Gain on asset disposal (including deferred gain recognition), net	—	(66)	(43)	—	—	(109)
Amortization of broadcast rights	—	4,898	1,228	—	—	6,126
Amortization of intangible assets	—	4,954	1,354	—	—	6,308
Depreciation	—	3,575	532	—	—	4,107

Total operating expenses	—	50,782	8,594	—	(8,361)	51,015

Income from operations	—	8,193	676	—	—	8,869
Interest expense, including amortization of debt financing costs	—	(9,226)	(1,488)	(2,418)	—	(13,132)
Loss on extinguishment of debt	—	(786)	(1,094)	—	—	(1,880)
Equity in earnings of subsidiaries	(3,542)	—	—	(1,124)	4,666	—
Other income, net	—	768	14	—	—	782

Loss before income taxes	(3,542)	(1,051)	(1,892)	(3,542)	4,666	(5,361)
Income tax expense	—	(656)	(268)	—	—	(924)

Loss before minority interest in consolidated entity	(3,542)	(1,707)	(2,160)	(3,542)	4,666	(6,285)
Minority interest in consolidated entity	—	583	—	—	—	583

Net loss	$(3,542)	$(1,124)	$(2,160)	$(3,542)	$4,666	$(5,702)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$147,977	$1,831	$—	$—	$149,808
Trade and barter revenue	—	12,835	1,885	—	—	14,720
Revenue between consolidated entities	—	8,550	20,812	—	(29,362)	—

Total net revenue	—	169,362	24,528	—	(29,362)	164,528

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	46,358	3,272	—	—	49,630
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	117	50,966	1,560	—	—	52,643
Selling, general, and administrative expenses between consolidated entities	—	20,812	8,550	—	(29,362)	—
Loss (gain) on property and asset disposal (including deferred gain recognition), net	—	721	(76)	—	—	645
Amortization of broadcast rights	—	13,719	3,402	—	—	17,121
Amortization of intangible assets	—	15,339	4,700	—	—	20,039
Depreciation	—	10,658	2,099	—	(11)	12,746

Total operating expenses	117	158,573	23,507	—	(29,373)	152,824

Income (loss) from operations	(117)	10,789	1,021	—	11	11,704
Interest expense, including amortization of debt financing costs	—	(20,706)	(6,558)	(8,068)	—	(35,332)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in earnings of subsidiaries	(35,474)	—	—	(27,406)	62,880	—
Other income, net	—	502	18	—	—	520

Loss before income taxes	(35,591)	(24,622)	(6,027)	(35,474)	62,891	(38,823)
Income tax expense	—	(2,784)	(1,016)	—	—	(3,800)

Net loss	$(35,591)	$(27,406)	$(7,043)	$(35,474)	$62,891	$(42,623)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (excluding trade and barter)	$—	$148,542	$12,271	$—	$—	$160,813
Trade and barter revenue	—	12,744	1,720	—	—	14,464
Revenue between consolidated entities	—	9,877	12,650	—	(22,527)	—

Total net revenue	—	171,163	26,641	—	(22,527)	175,277

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	44,991	3,103	—	—	48,094
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4	47,974	3,564	—	—	51,542
Selling, general, and administrative expenses between consolidated entities	—	12,650	9,877	—	(22,527)	—
Merger related expenses	—	456	—	—	—	456
Gain on asset disposal (including deferred gain recognition), net	—	(57)	(128)	—	—	(185)
Amortization of broadcast rights	—	15,057	3,381	—	—	18,438
Amortization of intangible assets	—	16,251	3,946	—	—	20,197
Depreciation	—	11,541	1,897	—	—	13,438

Total operating expenses	4	148,863	25,640	—	(22,527)	151,980

Income (loss) from operations	(4)	22,300	1,001	—	—	23,297
Interest expense, including amortization of debt financing costs	—	(27,587)	(4,242)	(7,176)	—	(39,005)
Loss on extinguishment of debt	—	(786)	(1,094)	(6,824)	—	(8,704)
Equity in earnings of subsidiaries	(16,238)	—	—	(2,238)	18,476	—
Other income, net	—	4,430	15	—	—	4,445

Loss before income taxes	(16,242)	(1,643)	(4,320)	(16,238)	18,476	(19,967)
Income tax expense	(32)	(2,000)	(805)	—	—	(2,837)

Loss before minority interest in consolidated entity	(16,274)	(3,643)	(5,125)	(16,238)	18,476	(22,804)
Minority interest in consolidated entity	—	1,405	158	—	—	1,563

Net loss	$(16,274)	$(2,238)	$(4,967)	$(16,238)	$18,476	$(21,241)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(622)	$2,527	$—	$—	$1,905

Cash flows from investing activities:
Additions to property and equipment, net	—	(9,620)	(1,024)	—	—	(10,644)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,143)	—	—	(12,481)
Other investing activites	—	123	16	—	—	139

Net cash used for investing activities	—	(15,835)	(7,151)	—	—	(22,986)

Cash flows from financing activities:
Proceeds from debt issuance	—	254,675	172,700	—	—	427,375
Repayment of long-term debt	—	(90,085)	(172,740)	—	—	(262,825)
Proceeds from revolver draws	—	1,000	—	—	—	1,000
Repayment of senior subordinated notes	—	(153,619)	—	—	—	(153,619)
Payments for debt financing costs	—	(2,778)	(795)	—	—	(3,573)

Net cash provided by (used for) financing activities	—	9,193	(835)	—	—	8,358

Net decrease in cash and cash equivalents	—	(7,264)	(5,459)	—	—	(12,723)

Cash and cash equivalents at beginning of period	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of period	$—	$4,260	$1,522	$—	$—	$5,782

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(227)	$27,532	$(2,358)	$(5,982)	$104	$19,069

Cash flows from investing activities:
Additions to property and equipment, net	—	(7,192)	(178)	—	—	(7,370)
Acquisition of broadcast properties and related transaction costs	—	(1,750)	(6,780)	—	—	(8,530)
Other investing activites	—	228	801	—	—	1,029

Net cash used for investing activities	—	(8,714)	(6,157)	—	—	(14,871)

Cash flows from financing activities:
Proceeds from debt issuance	—	83,000	152,000	—	—	235,000
Repayment of long-term debt	—	(95,207)	(152,380)	—	—	(247,587)
Proceeds from revolver draws	—	33,000	9,000	—	—	42,000
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(647)	(328)	(5)	—	(980)
Capital contributions/distributions	—	(34,745)	—	34,849	(104)	—

Net cash provided by (used for) financing activities	—	(14,599)	8,292	5,982	(104)	(429)

Net increase (decrease) in cash and cash equivalents	(227)	4,219	(223)	—	—	3,769

Cash and cash equivalents at beginning of period	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of period	$—	$12,983	$1,634	$—	$—	$14,617

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended September 30, 2005 and 2004 and $0.2 million for each of the nine months ended September 30, 2005 and 2004, which is included in selling, general and administrative expenses.

13. Subsequent Events

As discussed in Note 9, on October 20, 2005, Nexstar and Mission entered into a joint agreement with Cox Communications, Inc. consenting to the retransmission of their stations’ signals on Cox’s cable systems in certain markets, in exchange for compensation to Nexstar and Mission.

In October 2005, Nexstar’s credit facility agreement was amended to adjust certain financial covenant ratios for periods ended after September 30, 2005. As amended, the maximum total combined leverage ratio and maximum combined senior leverage ratio have been modified as follows:

Total combined leverage ratio:

Period	Ratio
October 1, 2005 through and including December 31, 2005	8.50 to 1.00
January 1, 2006 through and including March 31, 2006	8.00 to 1.00
April 1, 2006 through and including June 30, 2006	7.75 to 1.00
July 1, 2006 through and including September 30, 2006	7.50 to 1.00
October 1, 2006 through and including December 31, 2007	7.00 to 1.00
January 1, 2008 through and including December 30, 2008	6.75 to 1.00

Combined senior leverage ratio:

Period	Ratio
October 1, 2005 through and including December 31, 2005	5.50 to 1.00
January 1, 2006 through and including June 30, 2006	5.25 to 1.00

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of September 30, 2005, unaudited condensed consolidated statements of operations and other unaudited condensed financial statements for the three and nine months ended September 30, 2005 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we or Mission Broadcasting, Inc. (“Mission”) owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended September 30, 2005 versus the three months ended September 30, 2004 and the nine months ended September 30, 2005 versus the nine months ended September 30, 2004, include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KSFX (formerly KDEB), WFFT, KAMR, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KARK, WDHN, KTAB and KRBC. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to “the Company” refer to Nexstar and Mission collectively.

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have considered the method of accounting under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

Executive Summary

Overview of Operations

We own and operate 29 television stations as of September 30, 2005. Through various local service agreements, we currently program or provide sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of September 30, 2005. Mission is 100% owned by an independent third party.

The following table summarizes the various local service agreements we have implemented as of September 30, 2005 with Mission:

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

Our ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have had the effect of us receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of us receiving substantially all of the available cash generated by the TBA stations listed above. We anticipate that we will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the stations listed above.

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 68.4% and 67.8% of our and Mission’s consolidated spot revenue for the nine months ended September 30, 2005 and 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

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

Industry Trends

Net broadcast revenue on a same station basis decreased 9.8% from $144.3 million for the nine months ended September 30, 2004 to $130.2 million for the nine months ended September 30, 2005. Net broadcast revenue in 2004 was higher than in 2005 due to a few factors. The demand for advertising was favorably affected by the improving U.S. economy and by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 was an election year, a large percentage of the Company’s revenue growth in 2004 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Political revenue was $1.4 million for the nine months ended September 30, 2005, a significant decrease compared to $13.7 million for the nine months ended September 30, 2004.

The Television Bureau of Advertising reported that U.S. television advertising revenue increased 10.3% in 2004 largely due to political advertising and the Olympic Games. The Television Bureau of Advertising has forecasted advertising revenue to be flat in 2005 primarily due to less political spending in 2005 and the absence of Olympic spending.

Automotive-related advertising represented approximately 27% of our total net revenue for both the nine months ended September 30, 2005 and 2004, respectively. Our automotive-related advertising decreased approximately 7% for the nine months ended September 30, 2005 as compared to the same period in 2004. A significant change in this advertising revenue source could materially affect our future results of operations.

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

On January 7, 2005, we completed our acquisition of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, for total consideration of $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to a non-compete agreement being paid to a principal of the seller over a four year period. Prior to our acquisition of the station, we had been operating KFTA/KNWA under a TBA.

Refinancing of Long-term Debt Obligations

On April 1, 2005, we entered into a new senior credit facility agreement which replaced our previous credit facility agreement. Our new senior credit facility consists of a $175.8 million term loan ($182.3 million original amount less a voluntary repayment of $6.5 million made on September 30, 2005) and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. Borrowings under the new credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. Under the new credit facility agreement, the applicable margin component of the revolving was decreased by 100 basis points, representing one percent. The financial covenant ratios contained in the new credit facility agreement are less restrictive than our previous credit facility. For a discussion of interest rates and financial covenant requirements of the new credit facility, we refer you to Note 7 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Mission also entered into a new senior credit facility agreement on April 1, 2005 which replaced its previous credit facility. Mission’s new credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. Terms of the new Mission credit facility, including maturity and interest rates, are the same as the terms of our new credit facility.

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

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements with Cable One, Inc. (“Cable One”) expired for our television stations KTAL (Texarkana-Shreveport) and KSNF (Joplin), and for Mission’s television station KODE (Joplin). As a result, Cable One is not permitted by law to carry these stations’ signals. We and Mission have requested that Cable One pay a cash per subscriber fee in exchange for the right to carry the stations’ signals under new agreements. Cable One has informed us and Mission that it will not pay any cash fees for the carriage of the stations on its cable systems. If we and Mission do not reach new agreements with Cable One, the stations in the affected markets could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of this matter, but do not believe it will have a material effect on our consolidated financial position or results of operations.

Recent Developments

Effective September 1, 2005, we entered into a seven year outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) under which our station WROC will provide sales and other non-programming services to Sinclair’s station WUHF, the Fox affiliate in Rochester, New York. Through this agreement, we expect to achieve efficiencies by eliminating certain duplicative costs from combining certain operations of the two stations and also increase our revenue share in the market.

On October 20, 2005, we and Mission entered into a joint agreement with Cox Communications, Inc. (“Cox”) for the retransmission of station signals in Abilene-Sweetwater, San Angelo, Lubbock, Amarillo, Odessa-Midland and Beaumont-Port Arthur, Texas; Shreveport, Louisiana; Fort Smith, Little Rock and Monroe-El Dorado, Arkansas; Springfield and Joplin, Missouri; and Pittsburg, Kansas. Under this agreement, Cox has agreed to compensate us and Mission for the right to carry the Company’s stations in these markets over the next five years. As a result, Cox now carries our television stations KLST (San Angelo) and KTAL (Shreveport) and Mission’s television station KRBC (Abilene). These stations had previously been off Cox’s cable systems when retransmission consent agreements expired on December 31, 2004 and February 1, 2005. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against us and Mission.

In October 2005, we amended our senior secured credit facility agreement to adjust certain financial covenant ratios for periods ended after September 30, 2005. The amended financial covenant ratios are less restrictive than the previously effective ratios. For a discussion of the amended financial covenant ratios, we refer you to Note 13 of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$36,215	63.8	$36,876	57.7	$110,306	64.1	$109,790	59.1
National	17,215	30.3	17,627	27.6	51,027	29.6	52,188	28.1
Political	247	0.4	6,052	9.4	1,379	0.8	13,728	7.4
Network compensation	1,651	2.9	2,181	3.4	5,310	3.1	6,409	3.5
Other	1,439	2.6	1,212	1.9	4,169	2.4	3,519	1.9

Total gross revenue	56,767	100.0	63,948	100.0	172,191	100.0	185,634	100.0
Less: Agency and national representative commissions	7,387	13.0	8,571	13.4	22,383	13.0	24,821	13.4

Net broadcast revenue	49,380	87.0	55,377	86.6	149,808	87.0	160,813	86.6
Trade and barter revenue	4,585		4,507		14,720		14,464

Total net revenue	$53,965		$59,884		$164,528		$175,277

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total net revenue	$53,965	100.0	$59,884	100.0	$164,528	100.0	$175,277	100.0
Operating expenses (income):
Corporate expenses	2,844	5.3	2,620	4.4	7,971	4.8	6,861	3.9
Station direct operating expenses, net of trade	15,298	28.3	14,832	24.8	44,789	27.2	43,323	24.7
Selling, general and administrative expenses	15,285	28.3	15,278	25.5	44,672	27.2	44,681	25.5
Merger related expenses	—	—	—	—	—	—	456	0.3
Loss on property held for sale	—	—	—	—	616	0.4	—	—
Loss (gain) on asset disposal (including deferred gain recognition), net	(2)	—	(109)	(0.2)	29	—	(185)	(0.1)
Trade and barter expense	4,378	8.1	4,807	8.0	14,313	8.7	14,378	8.2
Depreciation and amortization	10,626	19.7	10,415	17.4	32,785	19.9	33,635	19.2
Amortization of broadcast rights, excluding barter	2,668	4.9	3,172	5.3	7,649	4.6	8,831	5.0

Income from operations	$2,868		$8,869		$11,704		$23,297

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Revenue

Local revenue was $36.2 million for the three months ended September 30, 2005, compared to $36.9 million for the same period in 2004, a decrease of $0.7 million, or 1.8%. An increase of $0.4 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, local revenue for the three months ended September 30, 2005 was $31.1 million, compared to $32.2 million for the three months ended September 30, 2004, a decrease of $1.1 million, or 3.3%. The decrease in local revenue was primarily the result of a decline in demand for advertising from the automotive business category in the third quarter of 2005 compared to the third quarter of 2004.

National revenue was $17.2 million for the three months ended September 30, 2005, compared to $17.6 million for the same period in 2004, a decrease of $0.4 million, or 2.3%. A decrease of $0.2 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, national revenue for the three months ended September 30, 2005 was $15.5 million, compared to $15.7 million for the three months ended September 30, 2004, a decrease of $0.2 million, or 1.2%. The decrease in national revenue was primarily the result of a decline in demand for advertising from the automotive, fast food/restaurants and medical/healthcare business categories in the third quarter of 2005 compared to the third quarter of 2004.

Political revenue was $0.3 million for the three months ended September 30, 2005, compared to $6.1 million for the same period in 2004, a decrease of $5.8 million, or 95.9%. A decrease of $0.2 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, political revenue for the three months ended September 30, 2005 was $0.2 million, compared to $5.8 million for the three months ended September 30, 2004, a decrease of $5.6 million, or 96.0%. The decrease in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during the three months ended September 30, 2004 as compared to nominal political advertising during the three months ended September 30, 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $2.8 million for the three months ended September 30, 2005, compared to $2.6 million for the three months ended September 30, 2004, an increase of $0.2 million, or 8.5%. The increase during the three months ended September 30, 2005 was primarily attributed to higher payroll related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, partially offset by a lower amount of bonuses accrued in 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $30.6 million for the three months ended September 30, 2005, compared to $30.1 million for the same period in 2004, an increase of $0.5 million, or 1.6%. An increase of $0.6 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended September 30, 2005 was $25.7 million, compared to $25.8 million for the three months ended September 30, 2004, a decrease of $0.1 million, or 0.4%.

Amortization of broadcast rights, excluding barter, was $2.7 million for the three months ended September 30, 2005, compared to $3.2 million for the same period in 2004, a decrease of $0.5 million, or 15.9%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired television station WTVO.

The amortization of intangibles was $6.6 million for the three months ended September 30, 2005, compared to $6.3 million for the same period in 2004, an increase of $0.3 million, or 5.1%. The increase was primarily attributed to the amortization of intangible assets from newly acquired television station WTVO, partially offset by assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $4.0 million for the three months ended September 30, 2005, as compared to $4.1 million for the same period in 2004, a decrease of $0.1 million, or 2.7%.

Income from Operations

Income from operations was $2.9 million for the three months ended September 30, 2005, compared to $8.9 million for the same period in 2004, a decrease of $6.0 million, or 67.7%. A decrease of $1.3 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, income from operations for the three months ended September 30, 2005 was $3.9 million, compared to $8.6 million for the three months ended September 30, 2004, a decrease of $4.7 million, or 54.8%. The decrease in income from operations for the three months ended September 30, 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue and to a lesser extent automotive-related advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $11.4 million for the three months ended September 30, 2005, compared to $13.1 million for the same period in 2004, a decrease of $1.7 million, or 13.5%. The decrease in interest expense was primarily attributed to the redemption of our 12% Notes in April 2005, partially offset by the issuance of the 7% Notes in April 2005, and higher interest rates and a greater amount of debt outstanding in 2005 on our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.9 million for the three months ended September 30, 2004 consisted of the write off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs related to the amending of the senior secured credit facilities for Nexstar and Mission in August 2004.

Other Income, Net

Other income was $0.4 million for the three months ended September 30, 2005 as compared to $0.8 million for the three months ended September 30, 2004. During 2004, we had an interest rate swap agreement that was terminated on December 31, 2004. The marking-to-market of the interest rate swap agreement resulted in recognition of $0.8 million in other income for the three months ended September 30, 2004. The change in market values was due to a fluctuation in market interest rates.

Income Taxes

Income taxes for both the three months ended September 30, 2005 and 2004 was $0.9 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for certain deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $0.6 million for the three months ended September 30, 2004 related to the recognition of $0.6 million of expenses in stations KFTA/KNWA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Revenue

Local revenue was $110.3 million for the nine months ended September 30, 2005, compared to $109.8 million for the same period in 2004, an increase of $0.5 million, or 0.5%. An increase of $2.9 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, local revenue for the nine months ended September 30, 2005 was $94.4 million, compared to $96.8 million for the nine months ended September 30, 2004, a decrease of $2.4 million, or 2.5%. The decrease in local revenue was primarily the result of a decline in demand for advertising from the automotive and telecommunications business categories during the nine months ended September 30, 2005 compared to the same period in 2004.

National revenue was $51.0 million for the nine months ended September 30, 2005, compared to $52.2 million for the same period in 2004, a decrease of $1.2 million, or 2.2%. An increase of $0.6 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, national revenue for the nine months ended September 30, 2005 was $45.5 million, compared to $47.3 million for the nine months ended September 30, 2004, a decrease of $1.8 million, or 3.8%. The decrease in national revenue was primarily the result of a decline in demand for advertising from the automotive, telecommunications, department and retail stores, fast food/restaurants and medical/healthcare business categories during the nine months ended September 30, 2005 compared to the same period in 2004.

Political revenue was $1.4 million for the nine months ended September 30, 2005, compared to $13.7 million for the same period in 2004, a decrease of $12.3 million, or 90.0%. A decrease of $0.5 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, political revenue for the nine months ended September 30, 2005 was $1.2 million, compared to $13.0 million for the nine months ended September 30, 2004, a decrease of $11.8 million, or 90.8%. The decrease in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during the nine months ended September 30, 2004 as compared to nominal political advertising during the nine months ended September 30, 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $8.0 million for the nine months ended September 30, 2005, compared to $6.9 million for the nine months ended September 30, 2004, an increase of $1.1 million, or 16.2%. The increase during the first nine months of 2005 was primarily attributed to higher payroll related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, along with an increase in regulatory compliance and financial reporting costs, partially offset by a lower amount of bonuses accrued in 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $89.5 million for the nine months ended September 30, 2005, compared to $88.0 million for the same period in 2004, an increase of $1.5 million, or 1.7%. An increase of $2.7 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the nine months ended September 30, 2005 was $75.3 million, compared to $76.5 million for the nine months ended September 30, 2004, a decrease of $1.2 million, or 1.6%.

Merger related expenses were $0.5 million for the nine months ended September 30, 2004. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs, termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations during the second quarter of 2005, was $0.6 million for the nine months ended September 30, 2005.

Amortization of broadcast rights, excluding barter, was $7.6 million for the nine months ended September 30, 2005, compared to $8.8 million for the same period in 2004, a decrease of $1.2 million, or 13.4%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired or initially consolidated television stations WUTR, KLST and WTVO.

The amortization of intangibles was $20.0 million for the nine months ended September 30, 2005, compared to $20.2 million for the same period in 2004, a decrease of $0.2 million, or 0.8%. The decrease was primarily attributed to assets at certain stations becoming fully amortized, partially offset by the amortization of intangible assets from newly acquired or initially consolidated television stations WUTR, KLST and WTVO.

Depreciation of property and equipment was $12.7 million for the nine months ended September 30, 2005, as compared to $13.4 million for the same period in 2004, a decrease of $0.7 million, or 5.2%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the fourth quarter of 2004.

Income from Operations

Income from operations was $11.7 million for the nine months ended September 30, 2005, compared to $23.3 million for the same period in 2004, a decrease of $11.6 million, or 49.8%. A decrease of $2.5 million was attributed to acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004. On a same station basis, income from operations for the nine months ended September 30, 2005 was $13.7 million, compared to $22.8 million for the nine months ended September 30, 2004, a decrease of $9.1 million, or 39.9%. The decrease in income from operations for the nine months ended September 30, 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue and to a lesser extent automotive-related advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $35.3 million for the nine months ended September 30, 2005, compared to $39.0 million for the same period in 2004, a decrease of $3.7 million, or 9.4%. The decrease in interest expense was primarily attributed to the redemption of our 12% Notes in April 2005, partially offset by the issuance of the 7% Notes in April 2005, and higher interest rates and a greater amount of debt outstanding in 2005 on our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the nine months ended September 30, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April 2005, net of a gain of $2.3 million during the second quarter of 2005 from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Loss on extinguishment of debt of $8.7 million for the nine months ended September 30, 2004 consisted of $5.9 million in call premium and accelerated amortization related to the January 2004 redemption of $37.0 million principal amount at maturity of senior discount notes (“16% Notes”) of Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly owned subsidiary of Nexstar, the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% Notes and the write off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs related to the amending of the senior secured credit facilities for Nexstar and Mission in August 2004.

Other Income, Net

Other income was $0.4 million for the nine months ended September 30, 2005 as compared to $4.4 million for the same period in 2004. During 2004, we had an interest rate swap agreement that was terminated on December 31, 2004. The marking-to-market of the interest rate swap agreement resulted in recognition of $2.6 million in other income for the nine months ended September 30, 2004. The change in market values was due to a fluctuation in market interest rates. Other income for the nine months ended September 30, 2004 also included a $1.8 million gain in the second quarter of 2004 related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income taxes for the nine months ended September 30, 2005 was $3.8 million as compared to $2.8 million for the same period in 2004. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for certain deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $1.6 million for the nine months ended September 30, 2004 related to the recognition of $1.6 million of expenses in stations WFXW (formerly WBAK), KFTA/KNWA and KLST prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its available credit facility. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$1,905	$19,069
Net cash used for investing activities	(22,986)	(14,871)
Net cash provided by (used for) financing activities	8,358	(429)

Net increase (decrease) in cash and cash equivalents	$(12,723)	$3,769

Cash paid for interest, net	$39,742	$23,669
Cash paid for income taxes, net	$168	$789

	September 30, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$5,782	$18,505
Long-term debt including current portion(1)	$644,511	$629,898
Unused commitments under senior credit facilities	$97,500	$58,500

(1)	Long-term debt at December 31, 2004 included a $2.5 million SFAS No. 133 fair value hedge adjustment of the carrying amount of Nexstar’s 12% senior subordinated notes. The SFAS No. 133 adjustment was derecognized on April 1, 2005.

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

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $17.2 million during the nine months ended September 30, 2005 compared to the same period in 2004. The decrease was primarily due to a further decline in operating results as reflected in the $21.4 million increase in net loss and a decrease of $12.5 million in cash flows from interest payable, partially offset by an increase of $6.3 million in cash flows from accounts receivable and an increase of $8.5 million in cash flows from accounts payable and accrued expenses. Also contributing to the decline was the increase in cash payments associated with debt extinguishments, which were $16.0 million for the nine months ended September 30, 2005, compared to the $5.9 million for the same period in 2004.

Cash paid for interest increased by $16.1 million during the nine months ended September 30, 2005 compared to the same period in 2004. Cash payments of interest for the nine months ended September 30, 2005 included the original $6.4 million discount to the 12% Notes. Cash payments for interest for our 7% Notes were $11.4 million for the nine months ended September 30, 2005, compared to $4.7 million for the nine months ended September 30, 2004, an increase of $6.7 million. Cash payments of interest on our and Mission’s senior credit facilities increased from $9.3 million for the nine months ended September 30, 2004 to $12.4 million for the nine months ended September 30, 2005 due to higher interest rates and a greater amount of debt outstanding in 2005 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $8.1 million during the nine months ended September 30, 2005 compared to the same period in 2004. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The increase was due to increases in purchases of property and equipment and acquisition related payments.

Capital expenditures were $10.6 million for the nine months ended September 30, 2005, compared to $7.4 million for the nine months ended September 30, 2004. The increase was primarily attributable to digital conversion expenditures, which increased from $0.2 million for the nine months ended September 30, 2004 to $4.3 million for the same period in 2005. We project that 2005 full-year capital expenditures will be approximately $14.0 million.

Cash used for station acquisitions was $12.5 million for the nine months ended September 30, 2005, compared to $8.5 million for the nine months ended September 30, 2004. Acquisition related payments for the nine months ended September 30, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively. Acquisition related payments for the nine months ended September 30, 2004 included the $3.7 million purchase price, exclusive of transaction costs, of Mission’s acquisition of WUTR, the remaining $1.5 million payment, exclusive of transaction costs, for Mission’s acquisition of WFXW (formerly WBAK) and a down payment by us of $1.7 million against the purchase price for KLST.

Cash Flows – Financing Activities

The comparative net cash provided by financing activities increased by $8.8 million during the nine months ended September 30, 2005 compared to the same period in 2004. The increase was primarily due to an increase in the amount of net proceeds received from our and Mission’s long-term debt financing activities in the current year as compared to the net amounts received from the prior year’s financing activities, partially offset by an increase in payments of debt financing costs of $2.6 million made in connection with the April 1, 2005 refinancing of our and Mission’s long-term debt obligations as compared to the payments made in connection with the August 2004 amending of our and Mission’s senior secured credit facilities.

The April 1, 2005 refinancing of our and Mission’s long-term debt obligations provided the Company net cash proceeds of $19.0 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans and our issuance of 7% Notes of $427.4 million and the repayments of previous senior credit facility term and revolving borrowings and our 12% Notes of $408.4 million. The August 2004 amending of our and Mission’s senior secured credit facilities provided the Company net cash proceeds of $1.0 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $235.0 million and the repayments of previous senior credit facility term and revolving borrowings of $234.0 million. The net amount of cash received from financing activities for the nine months ended September 30, 2004 was primarily the result of net borrowings of $30.0 million under senior credit facility revolving loans, the repayments of our 16% senior discount notes of $28.9 million and senior credit facility term loan repayments of $1.6 million.

During the nine months ended September 30, 2005, there were $8.1 million of other repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $1.6 million and the voluntary repayment of $6.5 million of term loan made on September 30, 2005.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2005, Nexstar and Mission had total combined debt of $644.5 million, which represented 110.2% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2005:

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
			(in thousands)
Nexstar senior credit facility(1)	$175,800	$440	$3,516	$3,516	$168,328
Mission senior credit facility(1)	172,700	432	3,454	3,454	165,360
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(2)	130,000	—	—	46,906	83,094

	$678,500	$872	$6,970	$53,876	$616,782

(1)	Quarterly principal payments under the Nexstar and Mission senior credit facility term loans commence on December 31, 2005.
(2)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th. The 11.375% senior discount notes (“11.375% Notes”) will not begin to accrue cash interest until April 1, 2008. Commencing October 1, 2008 we will make semiannual interest payments on our 11.375% Notes on April 1st and October 1st. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to, new credit facilities or otherwise issue debt in the future and could increase the cost of such facilities.

Debt Covenants

Our bank credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement.

As of September 30, 2005, we believe that we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2005. In October 2005, we amended our credit facility agreement to adjust the total and senior leverage ratios for periods ended after September 30, 2005. The amended financial covenant ratios are less restrictive than the previously effective ratios. For a discussion of financial ratio requirements and the subsequent amending of the financial covenant ratios, we refer you to Notes 7 and 13, respectively, of our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for KNWA, all of the television stations we and Mission own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $4.3 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 40 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of September 30, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals. We have filed a request for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred market stations. Mission also has filed a request for such extension for its top four network affiliates in the top one hundred market stations.

Additional DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. The equipment and related installation necessary to meet the PSIP requirements cost approximately $1.3 million in total for our stations and the stations to which we provide services. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 59 through 62 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of September 30, 2005 there has been no material change to this information.

Valuation of Intangible Assets

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. We and Mission will perform annual tests of impairment for indefinite-lived intangible assets, consisting of FCC licenses and goodwill, during the fourth quarter of 2005. These tests require management to make certain assumptions in determining the fair value of these intangible assets, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by economic factors affecting our industry at the time the impairment tests are performed. In connection with the annual impairment tests, management will consider various factors that have caused a recent decline in broadcaster company stock prices.

The carrying value of our and Mission’s indefinite-lived intangible assets at September 30, 2005 was $284.7 million. As of September 30, 2005, the Company did not identify any events that would trigger an impairment assessment. If the values of these intangible assets decrease in the future, the Company could be required to incur an impairment charge which could have a significant adverse effect on the Company’s results of operations.

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

All borrowings at September 30, 2005 under the senior credit facilities bear interest at 5.77%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$16,623	$18,366	$20,108	$21,851	$23,593
7% senior subordinated notes due 2014(1)	14,000	14,000	14,000	14,000	14,000
11.375% senior discount notes due 2013(1)	11,553	11,553	11,553	11,553	11,553

Total	$42,176	$43,919	$45,661	$47,404	$49,146

(1)	There is no change to our cash flow from operations associated with our senior subordinated and senior discount notes because these are fixed rate debt obligations. As of September 30, 2005, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of September 30, 2005, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
10.1	First Amendment, dated October 20, 2005, to the Fourth Amended and Restated Credit Agreement (dated April 1, 2005) by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America N.A., UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and other lenders named therein.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: November 8, 2005