Form 10-K
period 2005-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2006-03-16
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $48,510,065.

As of January 31, 2006, the Registrant had outstanding:

14,289,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III.

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

On December 30, 2003, we completed the acquisition of all the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided management, sales or other services to an additional 5 stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004. Common control existed because ABRY Partners, LLC, our principal stockholder, through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar and Quorum. This conclusion was based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in relation to SFAS No. 141.”

Additionally, on December 30, 2003, Mission completed a merger with VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and with Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2005 4th Edition, as published by BIA Financial Network, Inc.

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

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures) and Entertainment Tonight (Paramount Distribution, a division of Viacom Inc.).

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s web site is http://www.sec.gov.

We make available, free of charge, through our investor relations web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.nexstar.tv.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2005, we owned and operated 29 stations, and provided sales or other services to an additional 17 stations that are owned by Mission and other entities. In 16 of the 27 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. We have more than doubled the size of our portfolio since January 1, 2003, having acquired 15 stations and begun providing services to 11 additional stations. The stations that we own, operate, program or provide sales and other services to are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. These stations are diverse in their network affiliations: 42 have primary affiliation agreements with one of the four major networks––12 with NBC, 13 with Fox, 9 with ABC, and 8 with CBS. Three of the remaining four stations have agreements with UPN and one is an independent station.

We believe that medium-sized markets offer significant advantages over large-sized markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in many of our markets only three or four other local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand. Lastly, we believe that the stations we own, operate, program or provide sales and other services to are better managed than many of our competitors’ stations. By providing equity incentives, we have been able to attract and retain station general managers with experience in larger markets who employ marketing and sales techniques that are not typically utilized in our markets.

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

On December 30, 2003, we completed the acquisition of all of the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 stations, primarily in medium-sized markets. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004.

Our principal offices are at 909 Lake Carolyn Parkway, Suite 1450, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by Nexstar, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2005, we earned approximately one-third of our advertising revenue from spots aired during local news programming. Our stations and the stations we provide services to currently provide approximately 552 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2005, the percentage of Nexstar’s and Mission’s consolidated spot revenue, excluding political revenue, from local advertising was 68.6%. In most of our markets we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 72% of our net broadcast revenue for the year ended December 31, 2005 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Due to the significant negotiating leverage afforded by limited competition in our markets, Nexstar and Mission on a combined basis reduced the cash broadcast payments as a percentage of net broadcast revenue for the years ended December 31, 2005 and 2004, as compared to the previous three years. Our and Mission’s cash broadcast payments were 4.7%, 4.7%, 6.4%, 6.3%, and 7.5% of net broadcast revenue for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS,

ABC, Fox and UPN affiliated stations which represented approximately 34.1%, 28.5%, 16.6%, 20.2%, and 0.6%, respectively, of our 2005 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 50 to 175, where we believe we can improve revenue and cash flow through active management. Since January 1, 2003, we have more than doubled the number of stations that we own, operate and provide sales and other services to, having acquired 15 stations and contracted to provide services to 11 additional stations. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 15 television stations that are owned and operated by Mission. Mission is 100% owned by an independent third party. We do not own Mission or any of its television stations. In order for both us and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior credit facility and our arrangements under local service agreements and purchase option agreements with Mission, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with us as if Mission were a wholly-owned entity.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services to as of December 31, 2005:

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date
8	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O		(8)
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	6	8/1/07
		WYOU	CBS	LSA		8/1/07
57	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	7	(8)
77	Springfield, MO	KOLR	CBS	LSA	7	(8)
		KSFX(5)	Fox	O&O		(8)
79	Rochester, NY	WROC	CBS	O&O	4	6/1/07
		WUHF	Fox	LSA		6/1/07
81	Shreveport, LA	KTAL	NBC	O&O	6	8/1/06
82	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O	6	(8)
		WCFN	UPN	O&O		(8)
100	Evansville, IN	WTVW	Fox	O&O	5	(8)
104	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA/ KNWA(6)	NBC	O&O	6	(8)
106	Ft. Wayne, IN	WFFT	Fox	O&O	4	(8)
117	Peoria-Bloomington, IL	WMBD	CBS	O&O	5	(8)
		WYZZ	Fox	LSA		(8)
131	Amarillo, TX	KAMR	NBC	O&O	6	8/1/06
		KCIT	Fox	LSA		8/1/06
		KCPN-LP	—	LSA		8/1/06
133	Rockford, IL	WQRF	Fox	O&O	4	(8)
		WTVO	ABC	LSA		(8)
135	Monroe, LA-El Dorado, AR	KARD	Fox	O&O	6	(8)
140	Beaumont-Port Arthur, TX	KBTV	NBC	O&O	4	8/1/06
142	Erie, PA	WJET	ABC	O&O	4	8/1/07
		WFXP	Fox	LSA		8/1/07
144	Wichita Falls, TX-Lawton, OK	KFDX	NBC	O&O	5	8/1/06
		KJTL	Fox	LSA		8/1/06
		KJBO-LP	UPN	LSA		8/1/06
145	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	4	(8)
		KODE	ABC	LSA		(8)
146	Lubbock, TX	KLBK	CBS	O&O	5	8/1/06
		KAMC	ABC	LSA		8/1/06
150	Terre Haute, IN	WTWO	NBC	O&O	3	(8)
		WFXW(7)	Fox	LSA		(8)
159	Odessa-Midland, TX	KMID	ABC	O&O	6	8/1/06
164	Abilene-Sweetwater, TX	KTAB	CBS	O&O	5	8/1/06
		KRBC	NBC	LSA		8/1/06
166	Utica, NY	WFXV	Fox	O&O	4	6/1/07
		WPNY-LP	UPN	O&O		6/1/07
		WUTR	ABC	LSA		6/1/07
171	Billings, MT	KSVI	ABC	O&O	4	4/1/06 (8)
		KHMT	Fox	LSA		4/1/06 (8)
172	Dothan, AL	WDHN	ABC	O&O	3	(8)
197	San Angelo, TX	KSAN	NBC	LSA	4	8/1/06
		KLST	CBS	O&O		8/1/06
201	St. Joseph, MO	KQTV	ABC	O&O	1	(8)

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2005 4th Edition, as published by BIA Financial Network, Inc.
(2)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and/or operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see “Certain Transactions.”
(3)	The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious stations, cable program services or networks. Source: Investing in Television Market Report 2005 4th Edition, as published by BIA Financial Network, Inc.
(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(5)	Effective January 17, 2005, KDEB changed its call letters to KSFX.
(6)	KFTA/KNWA is treated as one station since KNWA is a satellite station rebroadcasting the same programming as KFTA.
(7)	Effective June 1, 2005, WBAK changed its call letters to WFXW.
(8)	Application for renewal of license timely was submitted to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”), that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods to determine a station’s ratings. In larger geographic markets, A.C. Nielsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant part of its programming including prime-time hours from the network. This programming, along with cash payments for some NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time sold during network programs and from advertising time sold during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable television systems, direct broadcast satellite (“DBS”) systems, and, to a lesser extent, with newspapers, radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Television Broadcasting History

Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. In addition, any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

Through the 1970s, network-affiliated television broadcasters enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through today, however, this level of dominance has changed as more local stations have been authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable and satellite television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) ranges from 43% to 78%.

DBS systems have also rapidly increased their penetration rate in the last decade, reaching approximately 21% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act, which permits DBS operators to continue to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service, provided the DBS operator obtains carriage rights from the broadcast station.

In acquiring programming to supplement network programming, network affiliates compete with other broadcast stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television (“DTV”) transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel. Stations were required to construct digital facilities according to a schedule set by Congress and the FCC based on the type of station and the size of market the station is located in. Television broadcasters will be required to cease non-digital broadcasting by February 17, 2009 and return one of their channels to the FCC.

Advertising Sales

General

Television station revenue is primarily derived from the sale of local and national advertising. Television stations compete for advertising revenue primarily with other broadcast television stations, radio stations, cable system operators and programmers, DBS systems and newspapers serving the same market.

All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by stations. Our and Mission’s stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to stations for such programming. These programming arrangements are referred to as barter programming.

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

Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies. Conversely, declines in advertising budgets of advertisers, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more predictable. We seek to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each station that we own and operate, program or provide sales and other services to is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	Fox	June 2006
WFXP	Erie, PA	Fox	June 2006
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
WPNY-LP	Utica, NY	UPN	April 2007
WCFN	Champaign-Springfield-Decatur, IL	UPN	April 2007
KQTV	St. Joseph, MO	ABC	April 2007
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
WTVW	Evansville, IN	Fox	April 2008
WQRF	Rockford, IL	Fox	April 2008
KARD	Monroe, LA-El Dorado, AR	Fox	April 2008
KSFX(1)	Springfield, MO	Fox	April 2008
WFXW(2)	Terre Haute, IN	Fox	June 2008
WFXV	Utica, NY	Fox	June 2008
KHMT	Billings, MT	Fox	November 2008
WFFT	Ft. Wayne, IN	Fox	December 2008
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2008
WTWO	Terre Haute, IN	NBC	December 2008
KBTV	Beaumont-Port Arthur, TX	NBC	December 2008
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2008
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2008
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WDHN	Dothan, AL	ABC	December 2010
WJET	Erie, PA	ABC	December 2010
KSVI	Billings, MT	ABC	December 2010
KMID	Odessa-Midland, TX	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
KFTA/KNWA(3)	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KOLR	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC (5)	NBC	December 2014
WUHF(4)	Rochester, NY	Fox	Month to Month
WYZZ(4)	Peoria-Bloomington, IL	Fox	Month to Month
KCPN-LP	Amarillo, TX	(6)

(1)	Effective January 17, 2005, KDEB changed its call letters to KSFX.
(2)	Effective June 1, 2005, WBAK changed its call letters to WFXW.
(3)	KFTA/KNWA is treated as one station since KNWA is a satellite station rebroadcasting the same programming as KFTA.
(4)	This station is owned by a subsidiary of Sinclair Broadcasting, Inc. who maintains the network affiliation agreement with the Fox network.
(5)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(6)	Not affiliated with a network.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertising. Additional factors that are material to a television station’s competitive position include signal coverage and assigned channel. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

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

Advertising. In addition to competing with other media outlets for audience share, stations compete for advertising revenue with:

•	other television stations in their respective markets; and

•	other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, DBS systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“the Communications Act”), and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes some of the statutory and regulatory rules and policies currently in effect.

License Grant and Renewal. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership (by vote and by equity).

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station, cable television system or daily newspaper.

Local Ownership (Duopoly Rule). The current duopoly rule, adopted in 1999, continues to govern local television ownership pending the outcome of the court proceedings and any further FCC proceedings with respect to changes to this rule. Under the 1999 duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The 1999 duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

On June 2, 2003, the FCC modified the duopoly rule to provide greater opportunities for television duopolies in certain circumstances, permitting duopolies in markets with five or more television stations, provided that a single entity may not hold an attributable interest in more than one station ranked among the top four stations in the market based on audience share. The FCC’s modified rule was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this rule back to the FCC for further consideration. The proposed 2003 modified rule is also subject to petitions for reconsideration filed with the FCC. In addition, Congress may consider modification of this rule when it considers revisions to the Communications Act.

Under both the proposed 2003 modified rule and the 1999 duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathered” period, when reviewed by the FCC, is subject to possible extension or termination.

In addition, the FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules.

In certain markets, we and Mission own and operate both full-power and low-power television broadcast stations (in Utica, Nexstar owns and operates WFXV and WPNY-LP; in Wichita Falls, Mission owns and operates KJTL and KJBO-LP; and in Amarillo, Mission owns and operates KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations such as WPNY-LP, KJBO-LP and KCPN-LP.

The only market in which we currently are permitted to own two stations under the duopoly rule is the Champaign-Springfield-Decatur, Illinois market. However, we also are permitted to own two stations in the Fort Smith-Fayetteville-Springdale-Rogers market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. In all of the markets where we have entered into local service agreements, except for two, we do not provide programming other than news (comprising less than 15 percent of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to operate under the terms of these agreements until the rule is reviewed.

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

The stations Nexstar owns have a combined national audience reach of 5.1 percent of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A analog (NTSC) signal contour encompasses the entire community in which the newspaper is published.

Cross-Media Ownership. On June 2, 2003, the FCC voted to eliminate its Radio/Television Cross-Ownership Rule and its Local Television/Newspaper Cross-Ownership Rule, replacing both with a new single cross-media ownership rule, which would permit media cross-ownership based on the number of television stations in a market. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this rule back to the FCC for further consideration. The proposed cross media rule is also subject to petitions for reconsideration at the FCC and to Congressional review and potential modification. So long as the proposed cross media ownership rule is stayed, or in the event that it is repealed or vacated, the current Radio/Television Cross-Ownership Rule and Local Television/Newspaper Cross-Ownership Rule continues to govern common ownership of radio and television stations in the same market.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting cross-ownership of a cable television system and a television broadcast station in the same area.

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. For a majority of our and Mission’s stations the most recent election was made October 1, 2005, and is effective for the three-year period that began January 1, 2006. The next election date is October 1, 2008, for the three-year period beginning January 1, 2009.

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

If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal.

We and Mission have elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We and Mission have negotiated retransmission consent agreements with substantially all of the cable systems which carry the stations’ signals.

Direct-to-Home Satellite Services and Carriage Rights. In November 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) allowing direct broadcast satellite providers to continue carrying local channels and extending the requirement that direct broadcast satellite services such as DirecTV and EchoStar carry, upon request, the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. SHVERA also permits satellite providers to carry “significantly viewed” out-of-market stations when local-into-local service is provided and permits the continued carriage of network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network under certain circumstances. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service. SHVERA also allows subscribers who were not receiving a digital signal as of December 8, 2004 to receive distant signals for digital television programming if the subscriber is receiving the local analog signal and the subscriber cannot receive a local digital signal over-the-air.

Satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now carrying other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. However, satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2005 for the three year period that began on January 1, 2006. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Billings, Champaign-Springfield-Decatur, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We and Mission have long-term carriage agreements with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. For each licensed television station the FCC allocated a DTV channel which is different from the station’s analog channel. In general, the DTV channels assigned to television stations are intended to provide stations with DTV coverage areas that replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Stations were required to construct digital facilities according to a schedule set by Congress and the FCC based on the type of station and the size of market the station is located in. Stations may broadcast with both analog and DTV signals until February 17, 2009 when the FCC will reclaim one of the channels and each broadcaster will operate on a single DTV channel. Beginning April 1, 2005, a station was required to simulcast 100% of its analog programming on its DTV channel.

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet these build-out deadlines, and who have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition from simultaneous digital and analog transmission to DTV-only operations. At the end of the transition these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the core channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations and the stations we provide services to currently fall within the first or second group. Five stations have their DTV assignments outside the core. We do not operate or provide services to any stations for which both the analog and DTV channels are outside the core.

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

DTV Channel Election. On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. On February 10, 2005, station operators with both their analog and DTV channels inside the core were required to select which of their assigned channels they intend to use for permanent DTV operations. Stations with only one channel in the 2-51 range (Nexstar’s KQTV, WCFN, WFFT, WHAG, WJET and Mission’s WFXP and KOLR) were required to select a permanent channel or defer a permanent channel selection until the second round. All of our stations and the stations we provide services to made a permanent channel election in the first or second round of the election process.

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Stations do not have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. If a television station operates only as a DTV station, or returns its analog channel to the FCC and converts to digital-only operations, it may assert must-carry rights for its DTV signal. Digital television signals carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC will address DTV carriage at a later time.

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

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	ratings guidelines; and

•	network affiliation agreements.

The FCC’s EEO rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters must engage in long-term recruitment initiatives over each two-year period. Broadcasters must retain documentation with respect to their EEO activities and file periodic reports with the FCC. Broadcasters also are subject to random audits to ensure compliance with the FCC’s EEO rules and can be sanctioned for noncompliance.

The FCC now requires broadcasters to caption one hundred percent of the programming broadcast on their stations, subject to certain limited exceptions, including permitting non-real time captioning for local news. In July 2005, the FCC initiated a proceeding to determine whether to require real time captioning of all programming broadcast by a television station, including local news. Comments and reply comments have been submitted in this proceeding; however, the FCC has not yet issued a decision in this proceeding.

Employees

As of December 31, 2005, we had a total of 2,164 employees, comprised of 1,883 full-time and 281 part-time or temporary employees. As of December 31, 2005, 202 of our employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which we believe are all of the significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2005, we and Mission had $646.5 million of debt, which represented 111.4% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

We and Mission could also incur additional debt in the future. The terms of our and Mission’s senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt. To the extent we or Mission incur additional debt; we would become even more susceptible to the leverage-related risks described above.

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

Mission is 100% owned by an independent third party. Mission owns and operates 15 television stations. We have entered into various local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. In addition, the sole shareholder of Mission has granted to us a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

We do not own Mission or Mission’s television stations. However we are deemed to have a controlling financial interest in them under U.S. GAAP. In order for our arrangements with Mission under the local service agreements to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result, Mission’s sole shareholder and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission. For instance, we may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, Mission’s sole shareholder could choose to pay himself a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Except for KCPN-LP, all of the stations we operate or provide services to have network affiliation agreements––twelve stations have primary affiliation agreements with NBC, eight with CBS, nine with ABC, thirteen with Fox and three with UPN. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and UPN provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, most of the stations we operate or provide services to also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times beginning in June 2006 through December 2014, except for one network affiliation agreement which can be terminated upon 30 days prior written notice by the network. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see “Business––Network Affiliations.”

On January 24, 2006, the owners of UPN and WB announced the two television networks will merge to form a new network called The CW. We and Mission operate three UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. Nexstar and Mission do not believe that the loss of any of these stations’ affiliation agreements would have a material impact on revenue.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

On October 26, 2005, the Director of the Central Illinois Chapter of the Parents Television Council (“PTC”) submitted an informal objection to the application for renewal of license for Nexstar’s station, WCIA, Champaign, Illinois, requesting the FCC withhold action on WCIA’s license renewal application until the FCC acts on the PTC’s complaint regarding an allegedly indecent broadcast on WCIA.

On January 3, 2006, Cable America Corporation submitted a Petition to Deny the applications for renewal of license for Nexstar’s station, KSFX, and Mission’s station, KOLR, both licensed to Springfield, Missouri. Cable America has alleged that Nexstar’s local service agreements with Mission give Nexstar improper control over Mission’s operations. Nexstar and Mission submitted a joint opposition to this Petition to Deny and Cable America submitted a reply.

Nexstar and Mission began to submit renewal of license applications for their stations beginning in June 2004 and will continue to do so through April 2007. We and Mission expect the FCC to renew the licenses for our stations in due course.

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

We have experienced rapid growth. Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired 15 stations and contracted to provide service to 11 additional stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

We have created duopolies in some of our markets by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we achieve significant operational efficiencies, broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

While all of our existing local service agreements comply with FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating duopoly-type opportunities. On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make TV joint sales agreements attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding. However, if the FCC adopts a JSA attribution rule for TV stations we will be required to comply with the rule.

Cable America Corporation has alleged that Nexstar’s local service agreements with Mission give Nexstar improper control over Mission’s operations. On January 3, 2006, Cable America Corporation submitted a Petition to Deny the applications for renewal of license for Nexstar’s station, KSFX, and Mission’s station, KOLR, both licensed to Springfield, Missouri. Nexstar and Mission submitted a joint opposition to this Petition to Deny and Cable America submitted a reply. If the FCC challenges our existing arrangements with Mission (or our similar arrangements with Sinclair Broadcasting Group, Inc.) based on this complaint and determines that our arrangements violate the FCC’s rules or policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC currently attributes toward the local television ownership limits in-market stations when one station owner programs a second in-market station pursuant to a time brokerage agreement or local marketing agreement (“TBA”), if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we and Mission will be required to terminate the TBAs for stations WFXP and KHMT, unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

Failure to construct full-power DTV facilities may lead to a loss of station coverage area or other FCC sanctions.

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations we and Mission own and operate are broadcasting at least a low-power digital television signal, except for KNWA, for which we have filed a request for extension of time with the FCC. When the FCC acts on the extension request, we will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period we could be subject to sanctions, including, eventually, loss of the DTV construction permit.

Digital transmissions were initially permitted to be low-power, but full-power transmission was required by July 1, 2005 for stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top one hundred markets and is required by July 1, 2006 for all other stations.

We have filed a request for extension of time to construct full-power DTV facilities for our top four affiliates in the top one hundred market stations. Mission also has filed a request for such extension for its top four affiliates in the top one hundred market stations. The FCC has not yet acted on these requests for extension of time. For each of the stations we and Mission own and operate that do not obtain an extension of time and are not broadcasting a full-power digital signal by the deadlines set by the FCC, such station may lose its interference protection, which could have a material adverse effect on the station.

The level of foreign investments held by our principal stockholder, ABRY Partners, LLC and its affiliated funds (“ABRY”), may limit additional foreign investments made in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership (by vote and by equity). Because our majority shareholder, ABRY has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited to approximately 12 percent of our total outstanding equity.

The interest of our principal stockholder, ABRY, in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

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

As a result of ABRY’s controlling interest in us, ABRY is able to exercise a controlling influence over our business and affairs. ABRY is able to unilaterally determine the outcome of any matter submitted to a vote of our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, five of our directors are or were affiliated with ABRY. ABRY’s interests may differ from the interests of other security holders and ABRY could take actions or make decisions that are not in the best interests of our security holders. Furthermore, this concentration of ownership by ABRY may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer for our shares.

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

We and Mission have a history of net losses.

We and Mission had aggregate net losses of $48.7 million, $20.5 million and $71.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. We and Mission may not be able to achieve or maintain profitability.

We and Mission have a material amount of goodwill and intangible assets, therefore the Company could suffer losses due to future asset impairment charges.

As of December 31, 2005, approximately $494.2 million, or 72.7%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangibles assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s consolidated financial position and results of operations.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. We and Mission operate 3 UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. We and Mission are currently evaluating the impact the merger will have on the Company’s consolidated financial position and results of operations.

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes Nexstar’s operating results particularly susceptible to prevailing economic conditions. We also cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

Preemption of regularly scheduled programming by network news coverage may affect our revenue and results of operations.

Nexstar may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures without assurance that we will remain competitive with other developing technologies.

It will be expensive to convert from the current analog broadcast format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 38 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. Digital conversion expenditures were $5.5 million and $0.3 million, respectively, for the years ended December 31, 2005 and 2004. Stations that fail to meet the FCC’s build-out deadlines, and that have not received an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of December 31, 2005, Mission’s stations WUTR, WTVO and WYOU are transmitting full-power digital signals and Nexstar’s station WBRE is transmitting a full-power digital signal.

Since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives. Technological advancements and the resulting increase in programming alternatives such as cable television, DBS systems, pay-per-view, home video and entertainment systems, video-on-demand and the Internet have created new types of competition to television broadcast stations and will also increase competition for household audiences and advertisers.

If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose audience share and revenue.

The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our and Mission’s stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Billings, Champaign-Springfield-Decatur, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

If we are unable to reach retransmission consent agreements with cable companies for the carriage of our stations’ signals, we could lose audience share and revenue.

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their stations’ signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. We and Mission have elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We and Mission have negotiated retransmission consent agreements with substantially all of the cable systems which carry the stations’ signals.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

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

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, stations we own or provide services to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems and the Internet.

The entertainment industry, and particularly the television industry, are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

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

On June 2, 2003, the FCC eliminated its radio/television cross-ownership rule and its local television/newspaper cross-ownership rule, replacing both with a new single cross media ownership rule. Under this new rule, a daily newspaper, under certain circumstances, may be able to own a television station in the same market. This means that the owner of a local newspaper could become the owner of a competing station in the market. However, this rule did not become effective and, on June 24, 2004, a three-judge panel of the U.S. Court of Appeals for the Third Circuit remanded the rule back to the FCC for further consideration. For more information about this rule, which also remains subject to petitions for reconsideration at the FCC and Congressional review and modification, see “Business—Federal Regulation of Television Broadcasting—Cross Media Ownership.”

The FCC could implement legislation and/or regulations that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations and the stations we provide services to. The FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules and to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest. In addition, the FCC may decide to initiate other new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our primary corporate headquarters, which are located at 909 Lake Carolyn Parkway, Irving, Texas 75039 and occupy approximately 8,749 square feet.

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
News Bureau/Office-Studio	Leased	6,977 Sq. Ft.	11/30/09
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	10/31/06
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/11
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/09
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/08
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/07
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	11/30/07
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KBTV—Beaumont-Port Arthur, TX
Office-Studio	100% Owned	1.2 Acres	—
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Office-Studio	Leased	8,000 Sq. Ft.	1/31/10
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	240 Sq. Ft.	9/30/08

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio	100% Owned	2.98 Acres	—
Office-Studio	100% Owned	14,532 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—

WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	4/1/06
Sales Office-Frederick	Leased	1,200 Sq. Ft.	8/31/08
Sales Office-Cumberland	Leased	1,200 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21
Transmitter Site	Leased	1,600 Sq. Ft.	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KSFX(1)—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	29.857 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	5/31/06

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Building	100% Owned	.91 Acres	—
Office-Studio(3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/08

WPNY–LP—Utica, NY
Office-Studio(4)	—	—	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	1/17/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Month to Month
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/11
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	12/31/10
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WQRF—Rockford, IL
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KFTA/KNWA(6)—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office	Leased	9,950 Sq. Ft.	Month to Month
Office	Leased	900 Sq. Ft.	7/31/08
Office-Studio	Leased	10,000 Sq. Ft.	7/31/14
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	936 Sq. Ft.	7/31/25
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

Corporate Office—Irving, TX	Leased	8,749 Sq. Ft.	2/16/08

Corporate Office Offsite Storage—Dallas, TX	Leased	300 Sq. Ft.	Month to Month

(1)	Effective January 17, 2005, KDEB changed its call letters to KSFX.
(2)	The office space and studio used by KSFX are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.
(6)	KFTA/KNWA is treated as one station since KNWA is a satellite station rebroadcasting the same programming as KFTA.

Mission owns and leases facilities in the following locations:

WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW (2)—Terre Haute, IN
Office-Studio (3)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	5/31/06
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	790 Sq. Ft.	5/12/21
Tower/Transmitter Site	Leased	4,316 Sq. Ft.	9/1/12

KHMT—Billings, MT
Office-Studio(9)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft	—

Corporate Office-Brecksville, OH	Leased	540 Sq. Ft.	10/14/07

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	Effective June 1, 2005, WBAK changed its call letters to WFXW.
(3)	The office space and studio used by WFXW are owned by WTWO.
(4)	The office space and studio used by WFXP are owned by WJET.
(5)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(6)	The office space and studio used by KSAN are owned by KLST.
(7)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(8)	The office space and studio used by KAMC are owned by KLBK.
(9)	The office space and studio used by KHMT are owned by KSVI.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The Nasdaq Stock Market’s National Market (“Nasdaq”) under the symbol “NXST”.

The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated, as reported by Nasdaq:

2004:	High	Low
1st Quarter 2004	$14.50	$10.63
2nd Quarter 2004	$13.17	$9.99
3rd Quarter 2004	$11.21	$7.75
4th Quarter 2004	$9.25	$6.54

2005:
1st Quarter 2005	$9.56	$6.86
2nd Quarter 2005	$7.24	$4.52
3rd Quarter 2005	$6.37	$4.65
4th Quarter 2005	$5.89	$4.09

The following table summarizes the outstanding shares of common stock held by shareholders of record as of January 31, 2006:

Type	Shares Outstanding	Shareholders of Record
Common—Class A	14,289,310	30	(1)
Common—Class B	13,411,588	3
Common—Class C	662,529	1

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 3,000 shareholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

For an overview of our option plans and grants, we refer you to Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our consolidated financial statements. The following financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On December 31, 2003, we completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004.

	Fiscal years ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:	(in thousands, except per share/unit amounts)
Net revenue	$226,053	$245,740	$214,332	$206,277	$176,719
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	68,117	66,044	60,808	53,371	46,877
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	72,977	72,319	74,439	62,110	52,897
Merger related expenses	––	456	11,754	—	––
Loss on property held for sale	616	––	—	—	––
Loss (gain) on asset disposal, net	232	146	(495)	897	108
Amortization of broadcast rights	22,257	24,805	25,894	24,689	27,157
Depreciation and amortization	43,244	44,412	45,401	44,841	60,876

Income (loss) from operations	18,610	37,558	(3,469)	20,369	(11,196)
Interest expense .	(47,260)	(52,265)	(68,342)	(67,419)	(62,091)
Loss on extinguishment of debt	(15,715)	(8,704)	(10,767)	(227)	(1,822)
Interest income	213	113	606	152	317
Other income (expenses), net	380	5,077	3,365	(319)	(2,829)

Loss from operations before income taxes	(43,772)	(18,221)	(78,607)	(47,444)	(77,621)
Income tax benefit (expense)	(4,958)	(4,385)	14,920	(8,179)	670

Loss before related party minority interest preferred dividend	(48,730)	(22,606)	(63,687)	(55,623)	(76,951)
Related party minority interest preferred dividend	—	—	—	—	(2,423)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(48,730)	(22,606)	(63,687)	(55,623)	(79,374)
Cumulative effect of change in accounting principle, net of tax	—	—	(8,898)	(43,470)	––
Minority interest of consolidated entity	—	2,106	786	—	––

Net loss	$(48,730)	$(20,500)	$(71,799)	$(99,093)	$(79,374)

Other comprehensive loss:
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(241)
Change in market value of derivative instrument	—	—	—	3,731	(3,490)

Net loss and other comprehensive loss	$(48,730)	$(20,500)	$(71,799)	$(95,362)	$(83,105)

Net loss	(48,730)	(20,500)	(71,799)	(99,093)	(79,374)
Accretion of preferred interests	—	—	(15,319)	(17,481)	(10,095)

Net loss attributable to common share and unitholders	$(48,730)	$(20,500)	$(87,118)	$(116,574)	$(89,469)

	Fiscal years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share/unit amounts)
Basic and diluted loss per share/unit:
Net loss attributable to common shareholders	$(1.72)	$(0.72)	$(5.59)	$—	$––
Net loss attributable to common unitholders	—	—	—	(18.75)	(17.56)
Cumulative effect of change in accounting principle	—	—	(0.57)	(6.99)	––
Basic and diluted:
Weighted average number of shares outstanding	28,363	28,363	15,576	—	—
Weighted average number of units outstanding	—	—	—	6,216	5,094
Balance Sheet Data (end of period):
Cash and cash equivalents	$13,487	$18,505	$10,848	$29,201	$7,777
Working capital (deficit)	25,796	35,249	20,405	26,210	27,883
Net intangible assets and goodwill	494,231	519,626	523,589	418,493	471,321
Total assets	680,081	734,965	727,096	614,491	668,603
Total debt	646,505	629,898	598,938	471,280	453,010
Total member’s interest (deficit) or stockholder’s equity (deficit)	(66,025)	(17,295)	3,205	(103,932)	1,706
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$14,350	$31,911	$3,686	$28,741	$(14,891)
Investing activities	(26,358)	(44,605)	(124,411)	(20,312)	(100,731)
Financing activities	6,990	20,351	102,372	12,995	116,852
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$13,891	$10,298	$10,294	$10,442	$(13,795)
Cash payments for broadcast rights	9,704	10,520	12,395	11,932	11,810

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On December 30, 2003, we completed the acquisition of all of the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004. Common control existed because ABRY Partners, LLC, our principal stockholder, through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar and Quorum.

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

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we or Mission Broadcasting, Inc. (“Mission”) owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen

Company. In particular, references to comparison on a same station basis for the year ended December 31, 2005 versus the year ended December 31, 2004 include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KSFX (formerly KDEB), WFFT, KAMR, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KARK, WDHN, KTAB and KRBC. References to a comparison on a same station basis for the year ended December 31, 2004 versus the year ended December 31, 2003 include the following stations: WYOU, KQTV, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, WHAG, KSFX (formerly KDEB), WFFT, KAMR, KARD, KLBK, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to “the Company” refer to Nexstar and Mission collectively.

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K, we have considered the method of accounting under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

Executive Summary

Overview of Operations

We owned and operated 29 television stations as of December 31, 2005. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of December 31, 2005. Mission is 100% owned by an independent third party.

The following table summarizes the various local service agreements we had in effect as of December 31, 2005 with Mission:

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

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 68.6% and 68.1% of our and Mission’s consolidated spot revenue for the years ended December 31, 2005 and 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Each of our stations and the stations we provide services to, except for KCPN-LP, has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of our stations and the stations we provide services to receive cash compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation.

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

Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remain relatively fixed.

Industry Trends

Net broadcast revenue on a same station basis decreased 10.8% from $200.4 million for the year ended December 31, 2004 to $178.9 million for the year ended December 31, 2005. Net broadcast revenue in 2004 was higher than in 2005 due to a few factors. The demand for advertising was favorably affected by the improving U.S. economy and by the volume of advertising time purchased by campaigns for elective offices and for political issues. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 was an election year, a large percentage of the Company’s revenue growth in 2004 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Political revenue was $2.2 million, $26.7 million and $4.4 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

The Television Bureau of Advertising reported that U.S. television advertising revenue increased 10.3% in 2004 largely due to political advertising and the Olympic Games. The Television Bureau of Advertising forecasted advertising revenue to be flat in 2005 primarily due to less political spending in 2005 and the absence of Olympic spending.

Automotive-related advertising represented approximately 26% and 27% of our total net revenue for the years ended December 31, 2005 and 2004, respectively. Our automotive-related advertising decreased approximately 8% for the year ended December 31, 2005 as compared to the same period in 2004 due to a decline in demand for advertising from the automotive business sector. A significant change in this advertising revenue source could materially affect our future results of operations.

Station Acquisitions

On June 13, 2003, Mission completed its acquisition of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, for total consideration of $10.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million on June 13, 2003, exclusive of transaction costs. Prior to its acquisition of the stations, Mission had been providing programming and selling advertising for KRBC and KSAN under a local marketing agreement.

On August 1, 2003, we completed our acquisition of KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama, for total consideration of $91.5 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $51.5 million on August 1, 2003, exclusive of transaction costs. Prior to our acquisition of the stations, we had been providing programming and selling advertising for KARK and WDHN under TBAs.

On April 1, 2004, Mission completed its acquisition of WUTR, the ABC affiliate in Utica, New York, for total consideration of $3.7 million, exclusive of transaction costs.

On April 6, 2004, Mission completed its acquisition of WFXW (formerly WBAK), the Fox affiliate in Terre Haute, Indiana, for total consideration of $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million on April 6, 2004, exclusive of transaction costs. Prior to its acquisition of the station, Mission had been providing programming and selling advertising for WFXW under a TBA.

On November 30, 2004, we completed our acquisition of KLST, the CBS affiliate in San Angelo, Texas, for total consideration of $12.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we made a down payment of $1.7 million against the purchase price on May 21, 2004, and paid the remaining $10.3 million on November 30, 2004, exclusive of transaction costs. Prior to our acquisition of the station, we had been providing programming and selling advertising for KLST under a TBA.

On January 4, 2005, Mission completed its acquisition of WTVO, the ABC affiliate in Rockford, Illinois, for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment. Prior to its acquisition of the station, Mission had been providing programming and selling advertising for WTVO under a TBA.

On January 7, 2005, we completed our acquisition of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, for total consideration of $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to a non-compete agreement being paid to a principal of the seller over a four year period. Prior to our acquisition of the station, we had been providing programming and selling advertising for KFTA/KNWA under a TBA.

Refinancing of Long-term Debt Obligations

On April 1, 2005, we entered into a new senior credit facility agreement which replaced our previous credit facility agreement. Our new senior credit facility consists of a $175.8 million term loan ($182.3 million original amount less a voluntary repayment of $6.5 million) and a $50.0 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly which commenced on December 30, 2005, with the remaining 93.25% due at maturity. Borrowings under the new credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. Under the new credit facility agreement, the applicable margin component of the revolving loan was decreased by 100 basis points, representing one percent. The financial covenant ratios contained in the new credit facility agreement are less restrictive than our previous credit facility. For a discussion of interest rates and financial covenant requirements of the new credit facility, we refer you to Note 8 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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

On October 20, 2005, we and Mission entered into a joint agreement with Cox Communications, Inc. (“Cox”) for the retransmission of station signals in Abilene-Sweetwater, San Angelo, Lubbock, Amarillo, Odessa-Midland and Beaumont-Port Arthur, Texas; Shreveport, Louisiana; Fort Smith, Little Rock and Monroe-El Dorado, Arkansas; Springfield and Joplin, Missouri; and Pittsburg, Kansas. Under this agreement, Cox has agreed to compensate us and Mission for the right to carry the Company’s stations in these markets. As a result, Cox now carries our television stations KLST (San Angelo) and KTAL (Shreveport) and Mission’s television station KRBC (Abilene). These stations had previously been off of Cox’s cable systems when retransmission consent agreements expired on December 31, 2004 and February 1, 2005. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against us and Mission.

On December 19, 2005, we and Mission entered into a joint agreement with Cable ONE, Inc. (“Cable ONE”) for the retransmission of our stations’ signals on the Cable ONE cable systems in Texarkana, Arkansas; Texarkana, Texas; Shreveport, Louisiana; Joplin, Missouri; Pittsburg, Kansas; and Amarillo, Texas. Under this agreement, Cable ONE has agreed to compensate us and Mission for the right to carry the Company’s stations in these markets. As a result, Cable ONE now carries our television stations KTAL (Shreveport) and KSNF (Joplin-Pittsburg) and Mission’s television station KODE (Joplin-Pittsburg). These stations had previously been off of Cable ONE’s cable systems when retransmission consent agreements expired on December 31, 2004.

In October 2005, we amended our senior secured credit facility agreement to adjust certain financial covenant ratios for periods ended after September 30, 2005. The amended financial covenant ratios are less restrictive than the previously effective ratios. For a discussion of the amended financial covenant ratios, we refer you to Note 8 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. We and Mission operate 3 UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. We and Mission are currently evaluating the impact the merger will have on the Company’s consolidated financial position and results of operations.

On February 1, 2006, Nexstar announced that it had reached multi-year retransmission consent agreements with approximately 150 cable operators within the 27 markets in which the Company broadcasts, which in aggregate have approximately 4 million subscribers. Our retransmission agreements with both cable operators and direct broadcast satellite providers are expected to generate approximately $48 million in revenue to the

Company over the life of the agreements which range in length from three to five years, with the majority of the agreements having terms of three to four years.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as certain commissions:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$151,894	64.3	$149,647	57.6	$138,289	62.2
National	69,608	29.4	70,042	27.0	65,481	29.4
Political	2,249	1.0	26,666	10.3	4,372	2.0
Network compensation	6,629	2.8	8,508	3.3	8,329	3.7
Other	6,001	2.5	4,801	1.8	5,956	2.7

Total gross revenue	236,381	100.0	259,664	100.0	222,427	100.0
Less: Certain commissions	30,686	13.0	35,005	13.5	28,884	13.0

Net broadcast revenue	205,695	87.0	224,659	86.5	193,543	87.0
Trade and barter revenue	20,358		21,081		20,789

Net revenue	$226,053		$245,740		$214,332

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$226,053	100.0	$245,740	100.0	$214,332	100.0
Operating expenses (income):
Corporate expenses	11,667	5.2	10,941	4.5	12,607	5.9
Station direct operating expenses, net of trade	60,798	26.9	58,426	23.8	54,310	25.3
Selling, general and administrative expenses	61,310	27.1	61,378	25.0	61,832	28.8
Merger related expenses	—	—	456	0.2	11,754	5.5
Loss on property held for sale	616	0.3	—	—	—	—
Loss (gain) on asset disposal, net	232	0.1	146	0.1	(495)	(0.2)
Trade and barter expense	19,766	8.7	20,965	8.5	20,576	9.6
Depreciation and amortization	43,244	19.1	44,412	18.1	45,401	21.2
Amortization of broadcast rights, excluding barter	9,810	4.3	11,458	4.7	11,816	5.5

Income (loss) from operations	$18,610		$37,558		$(3,469)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue

Local revenue was $151.9 million for the year ended December 31, 2005, compared to $149.6 million for the same period in 2004, an increase of $2.3 million, or 1.5%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had an increase of $3.3 million. On a same station basis, local revenue for the year ended December 31, 2005 was $130.0 million, compared to $131.0 million for the year ended December 31, 2004, a decrease of $1.0 million, or 0.8%. The decrease in local revenue was primarily the result of a decline in demand for advertising from the automotive and telecommunications business categories during 2005 compared to 2004.

National revenue was $69.6 million for the year ended December 31, 2005, compared to $70.0 million for the same period in 2004, a decrease of $0.4 million, or 0.6%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had an increase of $0.4 million. On a same station basis, national revenue for the year ended December 31, 2005 was $62.2 million, compared to $63.0 million for the year ended December 31, 2004, a decrease of $0.8 million, or 1.3%. The decrease in national revenue was primarily the result of a decline in demand for advertising from the automotive, telecommunications, department and retail stores, fast food/restaurants and medical/healthcare business categories during 2005 compared to 2004.

Political revenue was $2.2 million for the year ended December 31, 2005, compared to $26.7 million for the same period in 2004, a decrease of $24.5 million, or 91.6%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had a decrease of $1.4 million. On a same station basis, political revenue for the year ended December 31, 2005 was $2.0 million, compared to $25.1 million for the year ended December 31, 2004, a decrease of $23.1 million, or 92.0%. The decrease in political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during 2004 as compared to nominal political advertising during 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $11.7 million for the year ended December 31, 2005, compared to $10.9 million for the same period in 2004, an increase of $0.8 million, or 6.6%. The increase during 2005 was primarily attributed to higher payroll related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, along with an increase in regulatory compliance and financial reporting costs, partially offset by a lower amount of bonuses accrued in 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $122.1 million for year ended December 31, 2005, compared to $119.8 million for the same period in 2004, an increase of $2.3 million, or 1.9%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had an increase of $2.3 million. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses were $103.4 million for each of the years ended December 31, 2005 and 2004.

Merger related expenses were $0.5 million for the year ended December 31, 2004. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs and termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations during the second quarter of 2005, was $0.6 million for the year ended December 31, 2005.

Amortization of broadcast rights, excluding barter, was $9.8 million for the year ended December 31, 2005, compared to $11.5 million for the same period in 2004, a decrease of $1.7 million, or 14.4%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired or initially consolidated television stations WUTR, KLST and WTVO.

Amortization of intangible assets was $26.5 million for each of the years ended December 31, 2005 and 2004.

Depreciation of property and equipment was $16.7 million for the year ended December 31, 2005, compared to $17.9 million for the same period in 2004, a decrease of $1.2 million, or 6.8%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the fourth quarter of 2004.

Income from Operations

Income from operations was $18.6 million for the year ended December 31, 2005, compared to $37.6 million for the same period in 2004, a decrease of $19.0 million, or 50.4%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had a decrease of $3.0 million. On a same station basis, income from operations for the year ended December 31, 2005 was $20.3 million, compared to $36.3 million for the year ended December 31, 2004, a decrease of $16.0 million, or 44.2%. The decrease in income from operations for 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue and to a lesser extent automotive-related advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $47.3 million for the year ended December 31, 2005, compared to $52.3 million for the same period in 2004, a decrease of $5.0 million, or 9.6%. The decrease in interest expense was primarily attributed to the redemption of our 12% Notes in April 2005, partially offset by the issuance of the 7% Notes in April 2005, and higher interest rates and a greater amount of debt outstanding in 2005 on our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the year ended December 31, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April 2005, net of a gain of $2.3 million during the second quarter of 2005 from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Loss on extinguishment of debt of $8.7 million for the year ended December 31, 2004 consisted of $5.9 million in call premium and accelerated amortization related to the January 2004 redemption of $37.0 million principal amount at maturity of senior discount notes (“16% Notes”) of Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly owned subsidiary of Nexstar, the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% Notes and the write off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs related to the amending of the senior secured credit facilities for Nexstar and Mission in August 2004.

Other Income, Net

Other income was $0.4 million for the year ended December 31, 2005 as compared to $5.1 million for the same period in 2004. During 2004, we had an interest rate swap agreement that was terminated on December 31, 2004. The marking-to-market of the interest rate swap agreement resulted in recognition of $2.6 million in other income for the year ended December 31, 2004. The change in market values was due to a fluctuation in market interest rates. The termination of the swap agreement on December 31, 2004 resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004. Other income for the year ended December 31, 2004 included a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income taxes for the year ended December 31, 2005 were $5.0 million as compared to $4.4 million for the same period in 2004, an increase of $0.6 million, or 13.1%. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $2.1 million for the year ended December 31, 2004 related to the recognition of $2.1 million of expenses in the stations WFXW, KFTA/KNWA, KLST and WTVO prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenue

Local revenue was $149.6 million for the year ended December 31, 2004, compared to $138.3 million for the same period in 2003, an increase of $11.3 million, or 8.2%. Acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003 had an increase of $7.2 million. On a same station basis, local revenue for the year ended December 31, 2004 was $113.4 million, compared to $109.3 million for the year ended December 31, 2003, an increase of $4.1 million, or 3.8%. The increase in local revenue was attributed to stronger emphasis on sales initiatives at our and Mission’s stations and to lower revenue in 2003 as a result of the war in Iraq, which began in the first quarter of 2003.

National revenue was $70.0 million for the year ended December 31, 2004, compared to $65.5 million for the same period in 2003, an increase of $4.5 million, or 7.0%. Acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003 had an increase of $3.7 million. On a same station basis, national revenue for the year ended December 31, 2004 was $53.6 million, compared to $52.8 million for the year ended December 31, 2003, an increase of $0.8 million, or 1.5%.

Political revenue was $26.7 million for the year ended December 31, 2004, compared to $4.4 million for the same period in 2003, an increase of $22.3 million, or 509.9%. Acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003 had an increase of $3.5 million. On a same station basis, political revenue for the year ended December 31, 2004 was $22.9 million, compared to $4.1 million for the year ended December 31, 2003, an increase of $18.8 million, or 460.3%. The increase in political revenue was attributed to presidential and/or statewide races held in 2004 in Pennsylvania, Illinois, Indiana and Missouri.

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

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $119.8 million for year ended December 31, 2004, compared to $116.1 million for the same period in 2003, an increase of $3.7 million, or 3.2%. Acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003 had an increase of $6.9 million. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses for the year ended December 31, 2004 was $89.7 million, compared to $92.9 million for the year ended December 31, 2003, a decrease of $3.2 million, or 3.5%. The decrease was attributed to cost reductions incurred at various station locations, including reductions in personnel and the termination of non-strategic contractual commitments. The year ended December 31, 2003 included a payment and related taxes of $4.1 million paid to Perry A. Sook, our President and Chief Executive Officer, which was used by Mr. Sook to repay a loan guaranteed by Nexstar.

Merger related expenses were $0.5 million for the year ended December 31, 2004, compared to $11.8 million for the same period in 2003, a decrease of $11.3 million, or 96.1%. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs (including $7.8 million paid to Quorum’s former management team) and termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services and website management.

Amortization of broadcast rights, excluding barter, was $11.5 million for the year ended December 31, 2004, compared to $11.8 million for the same period in 2003, a decrease of $0.3 million, or 3.0%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired or initially consolidated television stations WUTR, WFXW, KLST, KFTA/KNWA and WTVO.

Amortization of intangible assets was $26.5 million for the year ended December 31, 2004, compared to $24.9 million for the same period in 2003, an increase of $1.6 million, or 6.1%. The increase was primarily attributed to the amortization of intangible assets from newly acquired or initially consolidated television stations WUTR, WFXW, KLST, KFTA/KNWA and WTVO, partially offset by assets at certain stations becoming fully amortized during 2004.

Depreciation of property and equipment was $17.9 million for the year ended December 31, 2004, compared to $20.5 million for the same period in 2003, a decrease of $2.6 million, or 12.3%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

Income from Operations

Income from operations was $37.6 million for the year ended December 31, 2004, compared to a loss from operations of $3.5 million for the same period in 2003, an increase of $41.1 million. Acquisitions that occurred in 2003 and 2004 and stations for which a local service arrangement was entered into after January 1, 2003 had an increase of $0.2 million. On a same station basis, income from operations for the year ended December 31, 2004 was $33.2 million, compared to a loss from operations of $7.7 million for the year ended December 31, 2003, an increase of $40.9 million. The increase in income from operations in 2004 was primarily attributable to the increase in total net revenue and decrease in merger related expenses as described above.

Interest Expense

Interest expense decreased by $16.1 million, or 23.5%, for the year ended December 31, 2004, compared to the same period in 2003. The decrease in interest expense was partially attributed to lower interest rates on our and Mission’s senior credit facilities and the redemption of the 16% Notes in January 2004. The year ended December 31, 2003 included the redemption of Quorum’s senior discount notes including the associated call premium and acceleration of amortization which added an additional $6.7 million to interest expense. Upon our adoption of the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) on July 1, 2003, we reclassified certain redeemable preferred and common units as a liability and for the fourth quarter of 2003, we were required to record the change in fair value of the liability as interest, which resulted in an adjustment to interest expense of $3.9 million for 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $8.7 million for the year ended December 31, 2004 consisted of $5.9 million in call premium and accelerated amortization related to the redemption of the 16% Notes, the write off of $0.9 million of certain debt financing costs previously capitalized on the 16% Notes and the write off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs related to the amending of the senior secured credit facilities for Nexstar and Mission in August 2004. Loss on extinguishment of debt of $10.8 million for the year ended December 31, 2003 represented the write off of $5.8 million of certain debt financing costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in February 2003, the amending of the senior credit facilities which resulted in the write off of $3.1 million of debt financing costs during the fourth quarter of 2003 and the repayment of the Quorum credit facilities on December 30, 2003 which resulted in the write off of $1.8 million of capitalized debt financing costs.

Other Income

Other income was $5.1 million for the year ended December 31, 2004 as compared to $3.4 million for the same period in 2003. During 2003 and 2004, we had an interest rate swap agreement that was terminated on December 31, 2004. The marking-to-market of the interest rate swap agreement resulted in recognition of $2.6 million and $3.7 million in other income for the years ended December 31, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. The termination of the interest rate swap agreement on December 31, 2004 resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004. Other income for the year ended December 31, 2004 includes a $1.8 million gain related to a settlement concerning the terminated sale of our television station WTVW, the Fox affiliate in Evansville, Indiana.

Income Taxes

Income tax expense for the year ended December 31, 2004 was $4.4 million as compared to an income tax benefit of $14.9 million for the same period in 2003. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not likely to be realized in the foreseeable future.

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

Minority Interest in Consolidated Entity

The minority interest in consolidated entity of $2.1 million for the year ended December 31, 2004 related to the recognition of $2.1 million of expenses in the stations WFXW, KFTA/KNWA, KLST and WTVO prior to the consummation of their acquisitions as a result of the application of FIN No. 46R. The minority interest in consolidated entity of $0.8 million for the year ended December 31, 2003 related to the recognition of $0.8 million of expenses due to the application of FIN No. 46 as it pertains to stations KFTA/KNWA prior to the consummation of its acquisition and to the local service agreements Mission had with WFXW from May 9, 2003 to April 6, 2004.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$14,350	$31,911
Net cash used for investing activities	(26,358)	(44,605)
Net cash provided by financing activities	6,990	20,351

Net increase (decrease) in cash and cash equivalents	$(5,018)	$7,657

Cash paid for interest, net	$44,947	$36,422
Cash paid (refunded) for income taxes, net	$(59)	$818

	December 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$13,487	$18,505
Long-term debt including current portion(1)	$646,505	$629,898
Unused commitments under senior credit facilities(2)	$97,500	$58,500

(1)	Long-term debt at December 31, 2004 included a $2.5 million SFAS No. 133 fair value hedge adjustment of the carrying amount of Nexstar’s 12% senior subordinated notes. The SFAS No. 133 adjustment was derecognized on April 1, 2005.
(2)	Based on covenant calculations, as of December 31, 2005, there was approximately $15 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

On April 1, 2005, we and Mission refinanced borrowings outstanding under various long-term debt obligations. In connection with the refinancing, we redeemed $160.0 million in aggregate principal amount of outstanding 12% Notes, increased the borrowings under the term loan to our senior secured credit facility by $99.9 million and issued $75.0 million in the aggregate principal amount of 7% Notes. Under our new senior secured credit facility agreement, the applicable margin component of the revolving loan was decreased by 100 basis points, representing one percent. Our new credit facility agreement also extended the maturity dates of the term and revolving loan to 2012. A combination of proceeds obtained from borrowings under our senior credit facility and the issuance of the 7% Notes were used to fund the redemption of the 12% Notes. Additionally, on April 1, 2005, Mission increased the borrowings under the term loan to its senior secured credit facility by $21.8 million, reduced the applicable margin component of its revolving loan and extended the maturity dates of its term and revolving loan. Terms of Mission’s new senior secured credit facility are the same as Nexstar’s new credit facility.

Cash Flows—Operating Activities

The comparative net cash flows from operating activities decreased by $17.6 million during the year ended December 31, 2005 compared to the same period in 2004. The decrease was primarily due to a further decline in operating results as reflected in the $28.2 million increase in net loss and a decrease of $6.3 million in cash flows from interest payable, partially offset by an increase of $4.8 million in cash flows from accounts receivable and an increase of $8.9 million in cash flows from accounts payable and accrued expenses. Also contributing to the decline was the increase in cash payments associated with debt extinguishments, which were $16.0 million for the year ended December 31, 2005, compared to the $5.9 million for the same period in 2004.

Cash paid for interest increased by $8.5 million during the year ended December 31, 2005 compared to the same period in 2004. Cash payments of interest for the year ended December 31, 2005 included $9.6 million for our 12% Notes and $11.4 million for our 7% Notes, along with the original $6.4 million discount related to the 12% Notes. Cash payments for interest for the year ended December 31, 2004 included $19.2 million for our

12% Notes and $4.7 million for our 7% Notes. Cash payments of interest on our and Mission’s senior credit facilities increased from $12.5 million for the year ended December 31, 2004 to $17.6 million for the year ended December 31, 2005 due to higher interest rates and a greater amount of debt outstanding in 2005 on the respective credit facilities.

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

Cash Flows—Investing Activities

The comparative net cash used for investing activities increased by $18.2 million during the year ended December 31, 2005 compared to the same period in 2004. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The increase was due to increases in purchases of property and equipment and acquisition related payments.

Capital expenditures were $14.0 million for the year ended December 31, 2005, compared to $10.6 million for the year ended December 31, 2004. The increase was primarily attributable to digital conversion expenditures, which increased from $0.3 million for the year ended December 31, 2004 to $5.5 million for the same period in 2005. We project that 2006 full-year capital expenditures will be approximately $22.0 million.

Cash used for station acquisitions was $12.5 million for the year ended December 31, 2005, compared to $35.1 million for the year ended December 31, 2004. Acquisition related payments for the year ended December 31, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively. Acquisition related payments for the year ended December 31, 2004 included the $3.7 million purchase price, exclusive of transaction costs, of Mission’s acquisition of WUTR, the remaining $1.5 million payment, exclusive of transaction costs, for Mission’s acquisition of WFXW, the $12.0 million purchase price, exclusive of transaction costs, of our acquisition of KLST, the initial $15.0 million payment, exclusive of transaction costs, for Mission’s acquisition of WTVO and the payment of $0.9 million by Mission for the accounts receivable of WTVO as of November 1, 2004.

Cash Flows—Financing Activities

The comparative net cash provided by financing activities decreased by $13.4 million during the year ended December 31, 2005 compared to the same period in 2004. The decrease was primarily due to a decrease in the amount of net proceeds received from our and Mission’s long-term debt financing activities in the current year as compared to the net amounts received from the prior year’s financing activities. The decrease was partially offset by an increase in payments of debt financing costs of $3.0 million made in connection with the April 1, 2005 refinancing of our and Mission’s long-term debt obligations and the October 2005 amendment of our senior secured credit facility agreement as compared to the payments made in connection with the August 2004 amending of our and Mission’s senior secured credit facilities.

The April 1, 2005 refinancing of our and Mission’s long-term debt obligations provided the Company net cash proceeds of $19.0 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans and our issuance of 7% Notes of $427.4 million and the repayments of previous senior credit facility term and revolving borrowings and our 12% Notes of $408.4 million. The August 2004 amending of our and Mission’s senior secured credit facilities provided the Company net cash proceeds of $1.0 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $235.0 million and the repayments of previous senior credit facility term and revolving borrowings of $234.0 million. The net amount of cash received from financing activities for the year ended December 31, 2004 was primarily the result of net borrowings of $51.5 million under senior credit facility revolving loans, the repayments of our 16% senior discount notes of $28.9 million and senior credit facility term loan repayments of $2.2 million.

During the year ended December 31, 2005, there were $8.0 million of other repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $1.5 million and a voluntary repayment of $6.5 million.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2005, Nexstar and Mission had total combined debt of $646.5 million, which represented 111.4% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2005:

	Total	2006	2007-2008	2009-2010	Thereafter
		(in thousands)
Nexstar senior credit facility(1)	$175,361	$1,758	$3,516	$3,516	$166,571
Mission senior credit facility(1)	172,268	1,727	3,454	3,454	163,633
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(2)	130,000	—	46,906	—	83,094

	$677,629	$3,485	$53,876	$6,970	$613,298

(1)	Quarterly principal payments under the Nexstar and Mission senior credit facility term loans commenced on December 31, 2005.
(2)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

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

As of December 31, 2005, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2006. In October 2005, we amended our credit facility agreement to adjust the total and senior leverage ratios for periods after September 30, 2005. The amended financial covenant ratios are less restrictive than the previously effective ratios. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 8 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Use of Derivative Financial Instruments

Interest Rate Swap and Collar Agreements

In the past, we had used interest rate swap and collar agreements to reduce our exposure to fluctuations in interest rates on our variable rate debt or to hedge fair value changes in the bench mark interest rate on our fixed rate senior notes. As of December 31, 2005, all of our interest rate swap and collar agreements had either been terminated or expired, and we currently hold no derivative financial instruments.

Until December 31, 2004, we had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by our bank credit facility agreement, with a notional amount of $93.3 million. This interest rate swap agreement expired on December 31, 2004.

As the successor to Quorum, we had entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. This agreement was terminated on April 5, 2004 with no gain or loss being recognized.

Cash Requirements for Digital Television (“DTV”) Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for KNWA, all of the television stations we and Mission own and operate are broadcasting at least a low-power digital television signal. Digital conversion expenditures were $5.5 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 38 stations) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet the FCC’s build-out deadlines, and that have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of December 31, 2005, Mission’s stations WUTR, WTVO and WYOU are transmitting full-power digital signals and Nexstar’s station WBRE is transmitting a full- power digital signal. We and Mission filed requests for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred market stations. The FCC has not yet acted on these requests for extension of time.

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. The equipment and related installation necessary to meet the PSIP requirements cost approximately $1.3 million in total for our stations and the stations to which we provide services. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2005, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Total	2006	2007-2008	2009-2010	Thereafter
		(dollars in thousands)
Nexstar senior credit facility	$175,361	$1,758	$3,516	$3,516	$166,571
Mission senior credit facility	172,268	1,727	3,454	3,454	163,633
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	—	46,906	—	83,094
Cash interest on debt	345,797	36,914	89,971	97,859	121,053
Broadcast rights current commitments	8,527	5,945	2,156	424	2
Broadcast rights future commitments	20,699	2,218	9,594	7,651	1,236
Executive employee contracts (1)	19,001	6,031	10,409	2,561	—
Capital commitments	33,034	9,339	19,376	4,319	—
Operating lease obligations	63,975	3,732	7,371	7,027	45,845

Total contractual cash obligations	$1,168,662	$67,664	$192,753	$126,811	$781,434

(1)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

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

For an overview of our significant accounting policies, we refer you to Note 2 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our consolidated financial statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Consolidation of Mission and Variable Interest Entities

Our consolidated financial statements include the accounts of independently-owned Mission and certain other entities where it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”). Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. FIN No. 46R expands the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying FIN No. 46R, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards. Our evaluation of the “risks and rewards” model must be an ongoing process and may alter as facts and circumstances change.

Mission is included in our consolidated financial statements because we believe we have a controlling financial interest in Mission as a result of local service agreements we have with each of Mission’s stations, our guarantee of the obligations incurred under Mission’s senior credit facility and purchase options granted by Mission’s sole shareholder which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent.

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

Valuation of Intangible Assets

The process of establishing the value of intangible assets and performing our annual impairment testing of goodwill and broadcast licenses (“FCC licenses”), requires us to make a significant number of assumptions and estimates in determining a fair value based on the present value of projected future cash flows (“discounted cash flows analysis”). To assist in this process, we utilize the services of independent appraisal and valuation consulting firms. The assumptions and estimates required for the discounted cash flows analysis included market revenue share, future market revenue growth, operating profit margins, cash flow multiples, weighted-average cost of capital, our ability to renew affiliation contracts, among others.

The value of FCC licenses is determined assuming a hypothetical independent start-up station whose only intangible asset is the FCC license. The value of network affiliation agreements is determined as the difference between the value derived for the hypothetical independent start-up station and the value derived assuming that the start-up station has a network affiliation.

We test the impairment of goodwill and FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment tests consist of a comparison of the assets’ fair value, based on a discounted cash flows analysis, to their carrying amount on a market-by-market basis. The projected future cash flows used to test FCC licenses excludes network compensation payments. Our estimate of future cash flows may be significantly impacted due to an adverse change in the advertising marketplace or other economic factors affecting our industry at the time the impairment tests are performed. Nexstar and Mission completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2005, 2004 and 2003, which resulted in no impairment being recognized in 2005, 2004 and 2003.

We test network affiliation agreements for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The process we use for determining the recoverability of network affiliation agreements is subjective and requires us to make estimates and judgments about the cash flows attributable to the network affiliation agreements over their estimated remaining useful lives. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts were $0.9 million and $1.1 million at December 31, 2005 and 2004, respectively.

Broadcast Rights Assets Carrying Amount

Broadcast rights assets are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights assets is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. The current portion of broadcast rights assets represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights due to; for example; poor ratings, we write-down the unamortized cost of the broadcast rights asset to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2005, the amounts of current broadcast rights and non-current broadcast rights were $12.6 million and $3.7 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $12.4 million, $13.4 million and $14.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Trade revenue of $7.9 million, $7.7 million and $6.7 million was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred trade and barter expense of $19.8 million, $21.0 million and $20.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Derivatives

All of Nexstar’s interest rate swap and collar agreements were terminated or expired through 2004. As of December 31, 2005 and 2004, we held no derivative financial instruments.

We may use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based on criteria established by FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended. We assess, both at its inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings. The change in market values of derivative instruments and the marking-to-market of those interest rate swap agreements resulted in recognition of $2.6 million and $3.7 million in other income for the years ended December 31, 2004 and 2003, respectively. The change in market values was due to a fluctuation in market interest rates. The termination of the swap agreement on December 31, 2004 resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004.

Claims and Loss Contingencies

In the normal course of business, we are party to various claims and legal proceedings. We record a liability for these matters when an adverse outcome is probable and the amount of loss is reasonably estimated. We consider a combination of factors when estimating probable losses, including judgments about potential actions by counter parties.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaces SFAS No. 123 and supercedes APB No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 as originally issued. However, SFAS No. 123(R) eliminates the use of the alternative APB No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. The pro forma footnote disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), compensation cost related to stock options is measured at the grant date based on the fair value of the award using an option-pricing model and will be recognized as expense ratably over the vesting period. SFAS No. 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission issued a ruling that changed the effective date for public companies to fiscal years that begin after June 15, 2005 which for the Company is January 1,

2006. Nexstar has elected to adopt this new Standard as of the beginning of the 2006 fiscal year. Using the modified prospective transition method, beginning January 1, 2006 Nexstar will recognize compensation expense for all newly granted or modified stock options based on the requirements of SFAS No. 123(R) and will begin recognizing compensation expense over the remaining vesting period for the unvested portion of all stock options granted prior to adoption based on the fair values previously calculated for pro forma disclosure purposes. The Black-Scholes option-pricing model has been used to value Nexstar’s employee stock options for disclosure purposes and this option-pricing model will be used under SFAS No. 123(R).

As permitted by SFAS No. 123, Nexstar currently accounts for stock-based compensation to employees using the intrinsic value method of APB No. 25 and, as such, has not recognized compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s expense recognition provision will have a significant impact on the Nexstar’s results of operations. At December 31, 2005, the aggregate value of the unvested portion of previously issued stock options was approximately $6.1 million. Compensation cost related to these stock options will be recognized as expense ratably over the remaining vesting period of the awards which become fully-vested in 2010. The actual impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants. However, based on the awards currently known to be outstanding, Nexstar anticipates that the impact of adopting SFAS 123(R) will result in annual expense in 2006 of approximately $1.5 million ($0.05 per basic and diluted share). This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur, but are not presently known.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The amendments made by SFAS No. 153 require that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS No. 153 was effective for the Company on July 1, 2005. The adoption of this new Standard did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. A conditional asset retirement obligation is a term used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, that refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, which is the Company’s current fiscal year ending December 31, 2005. The adoption of FIN No. 47 did not have any material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to all prior period financial statements as if the principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate affected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

In June 2005, the FASB EITF reached a consensus on EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF 04-10 provides guidance on FAS 131, “Disclosures about Segments of an Enterprise and Related Information” and how to determine whether operating segments which do not meet certain quantitative thresholds may be aggregated and reported as a single operating segment. EITF 04-10 is effective for fiscal years ending after September 15, 2005, and corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company has adopted the guidance as of the year ending December 31, 2005 and the adoption did not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments—an amendment to of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. Management is currently evaluating the impact the adoption of this Statement will have on the Company’s consolidated financial statements, which will primarily depend on the types of hybrid financial instruments the Company issues or acquires in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2005 under the senior credit facilities bear interest at 6.28%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$18,355	$20,093	$21,831	$23,569	$25,307
7% senior subordinated notes due 2014(1)	14,000	14,000	14,000	14,000	14,000
11.375% senior discount notes due 2013(1)	11,883	11,883	11,883	11,883	11,883

Total	$44,238	$45,976	$47,714	$49,452	$51,190

(1)	There is no change to our cash flow from operations associated with our senior subordinated and senior discount notes because these are fixed rate debt obligations. As of December 31, 2005, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

The fair value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2005 was approximately $646.5 million, which was approximately $18.4 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

In the past, Nexstar has used derivative instruments to manage our exposures to interest rate risks. As of December 31, 2005, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

Given the interest rates that were in effect at December 31, 2004, as of that date, we estimated that our cash flows from operations would have increased by approximately $2.6 million and $1.3 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $1.3 million and $2.6 million, respectively, for a 50 BPS and 100 BPS interest rate increase. The estimated fair value of the Company’s total long-term debt at December 31, 2004 (excluding SFAS No. 133 hedge accounting adjustment) was approximately $627.4 million, which was approximately $25.8 million greater than its carrying value.

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

Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (i) were effective in recording, processing, summarizing and reporting material information required to be included in our periodic filings under the Securities and Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and (ii) include controls and other procedures designed to ensure that information required to be disclosed in our reports filed with the SEC was accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2005 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on management’s assessment, we have concluded that, as of December 31, 2005, Nexstar’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Nexstar Broadcasting Group, Inc. have been included on pages F-1 through F-69 of this Annual Report on Form 10-K:

•	See the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed with this report.

The audited financial statements of Mission Broadcasting, Inc. as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 19 to the financial statements filed as part of this report.

(3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

By:	/S/ PERRY A. SOOK
Perry A. Sook
Its:	President and Chief Executive Officer

By:	/S/ MATTHEW E. DEVINE
Matthew E. Devine
Its:	Chief Financial Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE R. BATTAGLIA Blake R. Battaglia	Director

/S/ ERIK BROOKS Erik Brooks	Director

/S/ BRENT STONE Brent Stone	Director

/S/ GEOFF ARMSTRONG Geoff Armstrong	Director

/S/ I. MARTIN POMPADUR I. Martin Pompadur	Director

/S/ MICHAEL DONOVAN Michael Donovan	Director

NEXSTAR BROADCASTING GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Changes in Redeemable Preferred and Common Units and Stockholders’ Equity (Deficit)/Members’ Interest (Deficit) for the years ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Nexstar Broadcasting Group, Inc.:

We have completed integrated audits of Nexstar Broadcasting Group Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in redeemable preferred and common units and stockholders’ equity (deficit)/members’ interest (deficit) and cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Part II, Item 9A of the Company’s Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Dallas, Texas

March 16, 2006

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands, except per share information)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,487	$18,505
Accounts receivable, net of allowance for doubtful accounts of $863 and $1,119, respectively	46,706	48,391
Current portion of broadcast rights	12,574	17,292
Prepaid expenses and other current assets	1,980	2,580
Property held for sale	516	—

Total current assets	75,263	86,768
Property and equipment, net	98,156	101,068
Broadcast rights	3,704	6,423
Goodwill	146,258	145,576
FCC licenses	138,437	138,437
Other intangible assets, net	209,536	235,613
Other noncurrent assets	8,727	21,080

Total assets	$680,081	$734,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$2,350
Current portion of broadcast rights payable	13,169	17,561
Accounts payable	9,176	8,092
Accrued expenses	12,463	12,561
Taxes payable	249	89
Interest payable	6,556	8,866
Deferred revenue	4,369	2,000

Total current liabilities	49,467	51,519
Debt	643,020	627,548
Broadcast rights payable	4,639	7,153
Deferred tax liabilities	34,256	29,369
Deferred revenue	3,207	4,286
Deferred gain on sale of assets	6,240	6,676
Other liabilities	5,277	4,159

Total liabilities	746,106	730,710

Commitments and contingencies
Minority interest in consolidated entity	—	21,550

Stockholders’ deficit:
Preferred stock—$0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock:
Class A Common—$0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 at both December 31, 2005 and 2004, respectively .	143	143
Class B Common—$0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2005 and 2004, respectively	134	134
Class C Common—$0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both December 31, 2005 and 2004, respectively	7	7
Additional paid-in capital	392,393	392,393
Accumulated deficit	(458,702)	(409,972)

Total stockholders’ deficit	(66,025)	(17,295)

Total liabilities and stockholders’ deficit	$680,081	$734,965

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per share amounts)

	2005	2004	2003
Net revenue	$226,053	$245,740	$214,332

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	68,117	66,044	60,808
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	72,977	72,319	74,439
Merger related expenses	—	456	11,754
Loss on property held for sale	616	—	—
Loss (gain) on asset disposal, net	232	146	(495)
Amortization of broadcast rights	22,257	24,805	25,894
Amortization of intangible assets	26,511	26,463	24,934
Depreciation	16,733	17,949	20,467

Total operating expenses	207,443	208,182	217,801

Income (loss) from operations	18,610	37,558	(3,469)
Interest expense, including amortization of debt financing costs	(47,260)	(52,265)	(68,342)
Loss on extinguishment of debt	(15,715)	(8,704)	(10,767)
Interest income	213	113	606
Other income, net	380	5,077	3,365

Loss from operations before income taxes	(43,772)	(18,221)	(78,607)
Income tax benefit (expense)	(4,958)	(4,385)	14,920

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(48,730)	(22,606)	(63,687)
Cumulative effect of change in accounting principle, net of tax	—	—	(8,898)
Minority interest in consolidated entity	—	2,106	786

Net loss	$(48,730)	$(20,500)	$(71,799)
Accretion of preferred interests	—	—	(15,319)

Net loss attributable to common shareholders	$(48,730)	$(20,500)	$(87,118)

Basic and diluted net loss per share:
Net loss attributable to common shareholders	$(1.72)	$(0.72)	$(5.59)
Cumulative effect of change in accounting principle	$—	$—	$(0.57)
Weighted average number of shares outstanding:
Basic and diluted	28,363	28,363	15,576

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ INTEREST (DEFICIT)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share and unit information)

	Redeemable Preferred		Redeemable Class D-2 Common		Redeemable Class E Common		Total Redeemable Preferred & Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2003	131,057	$149,408	563,898	$8,299	20,549	$7,905	$165,612
Dividend declared	—	3,710	—	—	—	—	3,710
Conversions of redeemable preferred interest into common units .	(15,000)	(18,710)					(18,710)
Distribution to member	—	—	—	—	—	—	—
Accretion of redeemable preferred	—	11,609	—	—	—	—	11,609
Reclassification to liabilities	(116,057)	(146,017)	—	—	(20,549)	(7,905)	(153,922)

Balance at November 28, 2003 before reorganization	—	—	563,898	8,299	—	—	8,299
Reorganization of Nexstar Broadcasting Group, Inc. and issuance of common shares in connection with the reorganization	—	—	(563,898)	(8,299)	—	—	(8,299)
Issuance of common shares in connection with the initial public offering, less issuance cost of $14,811	—	—	—	—	—	—	—

Balance at November 28, 2003 after reorganization	—	—	—	—	—	—	—
Reorganization of Quorum and issuance of common shares in connection with acquisition of Quorum	—	—	—	—	—	—	—
Reclassification of Quorum liabilities and conversion into common shares	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	—	—	—	—	—
Issuance of common shares in connection with acquisition of Quorum	—	—	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2004	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2005	—	$—	—	$—	—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ INTEREST (DEFICIT)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share and unit information)

			Common Stock
	Other Common Units		Class A		Class B		Class C
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2003	5,813,928	$199,988	—	$—	—	$—	—	$—
Dividend declared	—	—	—	—	—	—	—	—
Conversion of redeemable preferred interest into common units	906,072	18,710	—	—	—	—	—	—
Distribution to member	—	—	—	—	—	—	—	—
Accretion of redeemable preferred	—	—	—	—	—	—	—	—
Reclassification to liabilities	—	—	—	—	—	—	—	—

Balance at November 28, 2003 before reorganization	6,720,000	218,698	—	—	—	—	—	—
Reorganization of Nexstar Broadcasting Group, Inc. and issuance of common shares in connection with the reorganization	(6,622,958)	(121,773)	98,406	1	13,331,358	133	1,362,529	14
Issuance of common shares in connection with the initial public offering, less issuance cost of $14,811	—	—	10,000,000	100	—	—	—	—

Balance at November 28, 2003 after reorganization	97,042	96,925	10,098,406	101	13,331,358	133	1,362,529	14
Reorganization of Quorum and issuance of common shares in connection with the acquisition of Quorum	(97,042)	(96,925)	457,753	5	—	—	—	—
Reclassification of Quorum liabilities and conversion into common shares	—	—	3,033,130	30	80,230	1	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	13,589,289	136	13,411,588	134	1,362,529	14
Issuance of common shares in connection with acquisition of Quorum	—	—	21	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	—	—	700,000	7	—	—	(700,000)	(7)
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	—	14,289,310	143	13,411,588	134	662,529	7
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2005	—	$—	14,289,310	$143	13,411,588	$134	662,529	$7

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED AND COMMON UNITS AND STOCKHOLDERS’ EQUITY (DEFICIT)/MEMBERS’ INTEREST (DEFICIT)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share and unit information)

	Distributions	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)/ Members’ Interest (Deficit)
Balance at January 1, 2003	$(1,566)	$––	$(302,354)	$(103,932)
Dividend declared	––	––	(3,710)	(3,710)
Conversions of redeemable preferred interest into common units	––	––	––	18,710
Distribution to member	(1,522)	––	––	(1,522)
Accretion of redeemable preferred	––	––	(11,609)	(11,609)
Reclassification to liabilities	––	––	––	––

Balance at November 28, 2003 before reorganization	(3,088)	––	(317,673)	(102,063)
Reorganization of Nexstar Broadcasting Group, Inc. and issuance of common shares in connection with the reorganization	3,088	126,835	––	8,298
Issuance of common shares in connection with the initial public offering, less issuance cost of $14,811	––	125,089	––	125,189

Balance at November 28, 2003 after reorganization	––	251,924	(317,673)	31,424
Reorganization of Quorum and issuance of common shares in connection with acquisition of Quorum	––	96,920	––	––
Reclassification of Quorum liabilities and conversion into common shares	––	43,549	––	43,580
Net loss	––	––	(71,799)	(71,799)

Balance at December 31, 2003	––	392,393	(389,472)	3,205
Issuance of common shares in connection with acquisition of Quorum	––	––	––	––
Exchange of Class C common shares for Class A common shares	––	––	––	––
Net loss	––	––	(20,500)	(20,500)

Balance at December 31, 2004	––	392,393	(409,972)	(17,295)
Net loss	––	––	(48,730)	(48,730)

Balance at December 31, 2005	$––	$392,393	$(458,702)	$(66,025)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(48,730)	$(20,500)	$(71,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	4,887	3,651	(17,157)
Provision for bad debts	1,151	1,751	1,273
Depreciation of property and equipment	16,733	17,949	20,467
Amortization of intangible assets	26,511	26,463	24,934
Amortization of debt financing costs	1,320	2,363	2,513
Amortization of broadcast rights, excluding barter	9,810	11,458	11,816
Payments for broadcast rights	(9,704)	(10,520)	(12,395)
Loss (gain) on asset disposal, net	232	146	(495)
Loss on property held for sale	616	––	—
Loss on extinguishment of debt	15,715	8,704	10,767
Cumulative effect of change in accounting principle, net of tax	—	––	8,898
Amortization of debt discount	11,028	10,283	11,690
Effect of accounting for derivative instruments	(197)	(4,055)	(4,488)
Call premium and interest paid in connection with repayments of senior discount and senior subordinated notes	(15,981)	(5,934)	—
Minority interest in consolidated entity	—	(2,106)	(786)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	567	(4,243)	(3,141)
Prepaid expenses and other current assets	603	(605)	45
Prepaid income taxes	—	—	330
Other noncurrent assets	(455)	(763)	3,061
Accounts payable and accrued expenses	736	(8,130)	13,877
Taxes payable	160	(103)	147
Interest payable	(2,310)	4,026	(510)
Deferred revenue	1,290	1,291	3,295
Other noncurrent liabilities	368	785	1,344

Net cash provided by operating activities	14,350	31,911	3,686

Cash flows from investing activities:
Additions to property and equipment	(14,016)	(10,552)	(10,311)
Proceeds from sale of assets	125	254	17
Acquisition of broadcast properties and related transaction costs	(12,467)	(35,107)	(101,817)
Down payment on acquisition of stations	—	––	(11,500)
Change in restricted cash	—	800	(800)

Net cash used for investing activities	(26,358)	(44,605)	(124,411)

Cash flows from financing activities:
Proceeds from stock offering	—	––	140,000
Proceeds from debt issuance	427,375	235,000	579,675
Repayment of long-term debt	(263,696)	(248,175)	(483,121)
Proceeds from revolver draws	1,000	63,500	48,150
Repayment of senior discount notes	—	(28,862)	(27,948)
Repayment of senior subordinated notes	(153,619)	––	––
Repayment of note payable to related party	—	––	(2,000)
Payment of preferred membership interests and common units	—	––	(123,520)
Payments for debt financing costs	(4,070)	(1,112)	(12,531)
Payments of stock issuance costs	—	––	(14,811)
Distributions	—	––	(1,522)

Net cash provided by financing activities	6,990	20,351	102,372

Net increase (decrease) in cash and cash equivalents	(5,018)	7,657	(18,353)
Cash and cash equivalents at beginning of year	18,505	10,848	29,201

Cash and cash equivalents at end of year	$13,487	$18,505	$10,848

Supplemental schedule of cash flow information:
Cash paid for interest, net	$44,947	$36,422	$53,337

Cash paid (refunded) for income taxes, net	$(59)	$818	$210

Supplemental schedule of non-cash financing activities:
Conversion of preferred units to common units	$—	$––	$18,710

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2005, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 46 television stations, 45 of which were affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one was an independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

On December 30, 2003, Nexstar completed the acquisition of all of the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 television stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar.

Additionally, on December 30, 2003, Mission Broadcasting, Inc. (discussed below) completed a merger with VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and with Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of December 31, 2005, the assets of Mission consisted of current assets of $1.9 million (excluding broadcast rights), broadcast rights of $3.2 million, FCC licenses of $28.7 million, goodwill and other intangible assets of $64.2 million, property and equipment of $21.1 million and other noncurrent assets of $0.6 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2005:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW (formerly WBAK), WYOU, KODE and WTVO

(1)	Nexstar has a time brokerage agreement (“TBA”) with each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

Nexstar’s ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the stations listed above.

Nexstar also guarantees the obligations incurred under Mission’s senior secured credit facility (see Note 8). Mission is a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar (see Note 8). In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission.

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

Variable Interest Entities

The Company, generally in connection with pending acquisitions subject to FCC consent, will enter into TBAs with non-owned stations. As a result of the TBA, the Company may determine that the station is a VIE and that the Company is the primary beneficiary of the variable interest. Under the terms of these agreements, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to provide programming and sell advertising on a portion of the station’s broadcast time. Nevertheless, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company will continue to provide programming and sell advertising under a TBA until the termination of such agreement, which typically occurs on consummation of the acquisition of the station. The Company also may determine that a station is a VIE, in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station.

VIEs included in the accompanying consolidated financial statements as a result of TBAs entered into in connection with station acquisitions are discussed below. The Company discontinued its consolidation of these stations as VIEs upon consummation of each acquisition.

On May 9, 2003, Mission entered into a purchase agreement to acquire substantially all the assets of WFXW (formerly WBAK), the Fox affiliate in Terre Haute, Indiana, and simultaneously entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WFXW. As a result of the TBA, Mission determined that it was the primary beneficiary of WFXW. Mission consummated the acquisition of WFXW on April 6, 2004. Mission consolidated the financial statements of WFXW from May 9, 2003 to April 6, 2004, when operations under the TBA were terminated upon Mission’s purchase of the station. The net revenue of WFXW derived from operations during the TBA period and included in the consolidated statements of operations was $0.3 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from JDG Television, Inc. (“JDG TV”). Operations under a TBA between Nexstar and JDG TV commenced on October 16, 2003. As a result of the TBA, Nexstar determined that it was the primary beneficiary of KFTA/KNWA. Nexstar consummated the acquisition of KFTA/KNWA on January 7, 2005. Nexstar consolidated the financial statements of KFTA/KNWA from October 16, 2003 to January 7, 2005, when operations under the TBA were terminated upon Nexstar’s purchase of the station. The net revenue of KFTA/KNWA derived from operations during the TBA period and included in the consolidated statements of operations was $5.8 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

On October 4, 2004, Mission entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois, from Young Broadcasting, Inc. (“Young”) and Winnebago Television Corporation (“Winnebego”). Operations under a TBA between Mission and Young and Winnebago commenced on November 1, 2004. As a result of the TBA, Mission determined that it was the primary beneficiary of WTVO. Mission consummated the acquisition of WTVO on January 4, 2005. Mission consolidated the financial statements of WTVO from November 1, 2004 to January 4, 2005, when operations under the TBA were terminated upon Mission’s purchase of the station. The net revenue of WTVO derived from operations during the TBA period and included in the consolidated statement of operations was $1.1 million for the year ended December 31, 2004.

VIEs in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station are discussed below.

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”) as a result of local service agreements Nexstar has with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments from Piedmont under the JSA of approximately $1.0 million, $1.4 million and $1.5 million for the years ended December 31, 2005. 2004 and 2003, respectively.

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of an outsourcing agreement it entered into effective December 1, 2001 with a subsidiary of Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WYZZ. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $1.3 million, $1.6 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Nexstar has determined that it has a variable interest in WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair as a result of an outsourcing agreement it entered into effective September 1, 2005 with Sinclair to provide certain non-programming related engineering, production, sales and administrative services for WUHF. The outsourcing agreement expires in December 2012, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WUHF under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.8 million for the year ended December 31, 2005, respectively.

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

believes that Nexstar’s minimum exposure to loss under the Sinclair service agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of KTVE, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Basis of Presentation

The consolidated financial statements for the year ended December 31, 2003 have been restated to include the financial results of the acquired entities discussed below.

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

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company recorded bad debt expense of $1.2 million, $1.8 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of television advertising. Other sources include network compensation and other revenues.

•	Advertising revenue is recognized, net of certain commissions, in the period during which the time spots are aired.

•	Network compensation is either recognized when the Company’s station broadcasts specific network programming based upon a negotiated hourly-rate, or on a straight-line basis based upon the total negotiated compensation to be received by the Company over the term of the agreement.

•	Other revenues, which may include revenue from the production of client advertising spots and other similar activities from time to time, are recognized in the period during which the services are provided.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $7.9 million, $7.7 million and $6.7 million of trade revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $12.4 million, $13.4 million and $14.1 million of barter revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $12.4 million, $13.4 million and $14.1 million of barter expense for the years ended December 31, 2005, 2004 and 2003, respectively, which was included in amortization of broadcast rights in the Company’s consolidated statement of operations.

Trade expense is recognized when services or merchandise received are used. The Company recorded $7.3 million, $7.6 million and $6.5 million of trade expense for the years ended December 31, 2005, 2004 and 2003, respectively, which was included in direct operating expenses in the Company’s consolidated statement of operations.

Broadcast Rights Assets and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement,

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

and 4) the programming is available for use. Cash broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The Company records the estimated fair value of the broadcast rights, including any advertising inventory given to program suppliers, as a broadcast rights asset and liability. Broadcast rights assets are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights assets represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights assets is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights due to; for example; poor ratings, the Company write-downs the unamortized cost of the broadcast rights asset to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights asset on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the consolidated statement of operations.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years (see Note 5).

Network Affiliation Agreements

Network affiliation agreements are stated at estimated fair value at the date of acquisition using a discounted cash flow method. Amortization is computed on a straight-line basis over the estimated useful life of 15 years.

Each of the Company’s stations, except for KCPN-LP, has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of the Company’s stations receive compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation.

Intangible Assets

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”) and network affiliation agreements that are stated at estimated fair value at the at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but instead are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. An impairment assessment of the Company’s intangible assets could be triggered by a significant reduction in operating results or cash flows at one or more of

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others.

The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the combined stations in a market (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis that excludes network compensation payments.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2005, 2004 and 2003, which resulted in no impairment being recognized for the Company in 2005, 2004 and 2003.

The Company tests network affiliation agreements when ever events or changes in circumstances indicate that their carry amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt in accordance with FASB Emerging Issues Task Force (“EITF”) Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt instruments.” As of December 31, 2005 and 2004, debt financing costs of $8.2 million and $10.5 million, respectively, were included in other noncurrent assets.

Derivatives and Hedging Activities

The Company may use derivative financial instruments, including interest rate swaps and collateral agreements, as a means of reducing its exposure to fluctuations in interest rates. As of December 31, 2005, the Company held no derivative financial instruments.

In 2004 and 2003, Nexstar used interest rate swap and collar agreements to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

benchmark interest rate on its fixed rate debt. All derivatives were recognized on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based upon criteria established by FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended. The gains and losses on derivative instruments classified as cash flow hedges that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements.

Comprehensive Income (Loss)

The Company reports comprehensive income or loss and its components in accordance with FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive loss includes, in addition to net loss, items of other comprehensive income (loss) representing certain changes in equity that are excluded from net loss and instead are recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2005, 2004 and 2003, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.5 million, $2.4 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, which were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

Stock-Based Compensation

Nexstar has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for Nexstar’s stock-based employee compensation plan under the alternative recognition and measurement principles of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations rather than the fair value accounting method allowed by FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, no compensation expense is recognized for stock options granted to employees when the exercise price of the options is greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. Nexstar did not incur stock-based employee compensation costs for the years ended December 31, 2005, 2004 and 2003 as all options granted

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

under its stock-based employee compensation plan had an exercise price greater than or equal to the market price of the underlying common stock on the date of grant.

The Company has adopted the disclosure only provisions of SFAS No. 123 which requires companies following APB No. 25 to make pro forma disclosure using the measurement provisions of SFAS No. 123. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Volatility factors	43.46%	38.4%	35.0%
Risk-free interest rates	4.37%	3.41%	3.25%
Expected life	5 years	5 years	5 years
Dividend yields	0%	0%	0%

Refer to Note 11 for disclosure of the weighted-average fair value of options granted during the years ended December 31, 2005 and 2004.

The following table illustrates the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Years ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net loss attributable to common shareholders, as reported	$(48,730)	$(20,500)	$(87,118)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,404)	(1,049)	(1,803)

Pro forma net loss attributable to common shareholders	$(50,134)	$(21,549)	$(88,921)

Basic and diluted loss per common share, as reported	$(1.72)	$(0.72)	$(5.59)
Basic and diluted loss per common share, pro forma	$(1.77)	$(0.76)	$(5.71)

Beginning in fiscal 2006, the Company will no longer make this pro forma disclosure for stock-based employee compensation as it is required to adopt SFAS 123(R), “Shared-Based Payment” (see “Recent Accounting Pronouncements”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS 123(R) requires grants of employee stock options to be recognized as expense in the financial statements based on their fair values at the date of grant beginning on January 1, 2006.

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

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options granted to employees. There is no difference between basic and diluted net loss per share since the effect of stock options is not included in the computation of diluted net loss per share for the years ended December 31, 2005, 2004 and 2003, as the effect would be anti-dilutive. Stock options for 2,059,087, 1,349,399 and 118,301 weighted-average common shares were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, but were not included in the diluted per share computation because the option exercise prices were greater than the average market price of the common stock.

The attributable net loss used in the calculation of both basic and diluted loss per share for 2003 includes accretion of preferred interest and dividend declared of $15.3 million.

On November 28, 2003, Nexstar undertook a corporate reorganization whereby, Nexstar Group LLC, Nexstar’s predecessor, merged with and into Nexstar and all of the remaining existing membership interests in Nexstar Group LLC were converted into common shares of Nexstar. See further discussion in Note 10.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which replaces SFAS No. 123 and supercedes APB No. 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 as originally issued. However, SFAS No. 123(R) eliminates the use of the alternative APB No. 25 intrinsic value method of accounting that was provided in SFAS No. 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. The pro forma footnote disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

No. 123(R), compensation cost related to stock options is measured at the grant date based on the fair value of the award using an option-pricing model and will be recognized as expense ratably over the vesting period. SFAS No. 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission issued a ruling that changed the effective date for public companies to fiscal years that begin after June 15, 2005 which for the Company is January 1, 2006. Nexstar has elected to adopt this new Standard as of the beginning of the 2006 fiscal year. Using the modified prospective transition method, beginning January 1, 2006 Nexstar will recognize compensation expense for all newly granted or modified stock options based on the requirements of SFAS No. 123(R) and will begin recognizing compensation expense over the remaining vesting period for the unvested portion of all stock options granted prior to adoption based on the fair values previously calculated for pro forma disclosure purposes. The Black-Scholes option-pricing model has been used to value Nexstar’s employee stock options for disclosure purposes and this option-pricing model will be used under SFAS No. 123(R).

As permitted by SFAS No. 123, Nexstar currently accounts for stock-based compensation to employees using the intrinsic value method of APB No. 25 and, as such, has not recognized compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s expense recognition provision will have a significant impact on the Nexstar’s results of operations. At December 31, 2005, the aggregate value of the unvested portion of previously issued stock options was approximately $6.1 million. Compensation cost related to these stock options will be recognized as expense ratably over the remaining vesting period of the awards which become fully-vested in 2010. The actual impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants. However, based on the awards currently known to be outstanding, Nexstar anticipates that the impact of adopting SFAS 123(R) will result in annual expense in 2006 of approximately $1.5 million. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur, but are not presently known.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The amendments made by SFAS No. 153 require that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS No. 153 was effective for the Company on July 1, 2005. The adoption of this new Standard did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. A conditional asset retirement obligation is a term used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, that refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, which is the Company’s current fiscal year ending December 31, 2005. The adoption of FIN No. 47 did not have any material impact on the Company’s financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to all prior period financial statements as if the principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate affected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

In June 2005, the FASB EITF reached a consensus on EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF 04-10 provides guidance on FAS 131, “Disclosures about Segments of an Enterprise and Related Information” and how to determine whether operating segments which do not meet certain quantitative thresholds may be aggregated and reported as a single operating segment. EITF 04-10 is effective for fiscal years ending after September 15, 2005, and corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company has adopted the guidance as of the year ending December 31, 2005 and the adoption did not have a material impact on our financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments — an amendment to of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. Management is currently evaluating the impact the adoption of this Statement will have on the Company’s consolidated financial statements, which will primarily depend on the types of hybrid financial instruments the Company issues or acquires in the future.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

Quorum Merger

On September 12, 2003, Nexstar Group LLC signed a definitive agreement to acquire all of the direct and indirect subsidiaries of Quorum. Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 stations. On the same date, Nexstar Group LLC also entered into a management and consulting services agreement with Quorum pursuant to which Nexstar Group LLC performed certain management functions pending completion of the purchase. Nexstar Group LLC received no compensation under the management agreement. Nexstar Group LLC was, however, reimbursed for any expenses incurred. On December 30, 2003, Nexstar (Nexstar Group LLC merged into Nexstar on November 28, 2003) completed the acquisition of the Quorum subsidiaries. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar. The consideration for the merger consisted of a combination of cash, shares of common stock of Nexstar and the assumption of debt. On December 30, 2003, Nexstar repaid $40.6 million of outstanding borrowings and accrued interest under Quorum’s revolving credit facility, $71.6 million of outstanding borrowings and accrued interest under Quorum’s term loan and an aggregate amount of $39.5 million of outstanding principal, accrued interest and call premium on Quorum’s 15% discount notes. The merger constituted a tax-free reorganization and has been accounted for as a merger of entities under common control in a manner similar to pooling of interests. Accordingly, the consolidated financial statements for 2003 have been restated to include the financial results of all the Quorum subsidiaries.

Purchase Acquisitions

During 2003, 2004 and 2005, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired is recorded as goodwill. The consolidated financial statements include the operating results of each business from the earlier of the TBA commencement date or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
KRBC (1)	NBC	Abilene-Sweetwater, Texas	June 13, 2003	Mission
KSAN (1)	NBC	San Angelo, Texas	June 13, 2003	Mission
KARK (2)	NBC	Little Rock-Pine Bluff, Arkansas	August 1, 2003	Nexstar
WDHN (2)	ABC	Dothan, Alabama	August 1, 2003	Nexstar
WUTR	ABC	Utica, New York	April 1, 2004	Mission
WFXW (formerly WBAK) (3)	Fox	Terre Haute, Indiana	April 6, 2004	Mission
KLST (4)	CBS	San Angelo, Texas	November 30, 2004	Nexstar
WTVO (5)	ABC	Rockford, Illinois	January 4, 2005	Mission
KFTA/KNWA (6)	NBC	Fort Smith-Fayetteville-Springdale-Rogers, Arkansas	January 7, 2005	Nexstar

(1)	Mission commenced operations under a TBA on January 1, 2003 which terminated on the date of acquisition.
(2)	Nexstar commenced operations under a TBA on February 1, 2003 which terminated on the date of acquisition.
(3)	Mission commenced operations under a TBA on May 9, 2003 which terminated on the date of acquisition.
(4)	Nexstar commenced operations under a TBA on June 1, 2004 which terminated on the date of acquisition.
(5)	Mission commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.
(6)	Nexstar commenced operations under a TBA on October 16, 2003 which terminated on the date of acquisition.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas. Mission began providing programming and selling advertising under the local marketing agreement on January 1, 2003 which terminated upon the purchase of the stations. On June 13, 2003, Mission completed the acquisition of KRBC and KSAN for total consideration of $10.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Accounts receivable	$862
Broadcast rights	291
Property and equipment	5,414
Intangible assets	3,942
Goodwill	281

Total assets acquired	10,790
Less: accounts payable	42
Less: broadcast rights payable	342

Net assets acquired	$10,406

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

KARK and WDHN

On December 30, 2002, Nexstar entered into a purchase agreement and TBAs with two subsidiaries of Morris Multimedia, Inc., which owned KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. Nexstar began providing programming and selling advertising under the TBAs on February 1, 2003 which terminated upon the purchase of the stations. On August 1, 2003, Nexstar completed the acquisition of KARK and WDHN for total consideration of $91.5 million, exclusive of transaction costs of $0.8 million. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $40.0 million against the purchase price on January 31, 2003 and paid the remaining $51.5 million upon the consummation of the acquisition on August 1, 2003, exclusive of transaction costs.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets (in thousands).

Accounts receivable	$3,119
Property and equipment	10,007
Intangible assets	68,470
Goodwill.	42,197

Total assets acquired	123,793
Less: accounts payable	743
Less: deferred tax liability	30,217
Less: deferred revenue	542

Net assets acquired	$92,291

Of the $68.5 million of acquired intangible assets, $27.3 million was assigned to FCC licenses that are not subject to amortization and $36.3 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $4.9 million of acquired intangible assets have an estimated useful life of approximately 1 year.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission completed the acquisition of WUTR for total consideration of $3.7 million, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$2,040
Intangible assets	1,685
Goodwill	363

Assets acquired	$4,088

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

WFXW (formerly WBAK)

On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WFXW, the Fox affiliate in Terre Haute, Indiana. Mission began providing programming and selling advertising under the TBA on May 9, 2003 which terminated upon the purchase of the station. On April 6, 2004, Mission completed the acquisition of WFXW for total consideration of $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$1,667
Intangible assets	1,333
Goodwill	1,239

Assets acquired	$4,239

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

KLST

On May 21, 2004, Nexstar entered into a purchase agreement and a TBA with Jewell Television Corporation, which owned KLST, the CBS affiliate in San Angelo, Texas. Nexstar began providing programming and selling advertising under the TBA on June 1, 2004 which terminated upon the purchase of the station. On November 30, 2004, Nexstar completed the acquisition of KLST for total consideration of $12.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $1.7 million against the purchase price on May 21, 2004 and paid the remaining $10.3 million upon consummation of the acquisition on November 30, 2004, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$5,605
Intangible assets .	2,016
Goodwill .	5,043

Assets acquired	$12,664

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

WTVO

On October 4, 2004, Mission entered into a purchase agreement and a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation, which owned WTVO, the ABC affiliate in Rockford, Illinois. Mission began providing programming and selling advertising under the TBA on November 1, 2004 which terminated upon the purchase of the station. On January 4, 2005, Mission completed the acquisition of WTVO for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement,

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment.

The following table summarizes the estimated fair values of the assets acquired. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$7,161
Intangible assets	10,279
Goodwill	3,644

Assets acquired	$21,084

Of the $10.3 million of acquired intangible assets, $2.9 million was assigned to FCC licenses that are not subject to amortization and $6.7 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.7 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $3.6 million is expected to be deductible for tax purposes.

KFTA/KNWA

On October 13, 2003, Nexstar entered into a purchase agreement and a TBA with J.D.G. Television, Inc., which owned KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas. Nexstar began providing programming and selling advertising under the TBA on October 16, 2003 which terminated upon the purchase of the station. On January 7, 2005, Nexstar purchased substantially all of the assets of KFTA/KNWA for $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Nexstar made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million upon consummation of the acquisition on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to a non-compete agreement being paid to a principal of the seller over a four year period.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisitions of KRBC, KSAN, KARK and WDHN had occurred on January 1, 2002; the acquisitions of WUTR, WFXW and KLST had occurred on January 1, 2003; and the acquisitions of WTVO and KFTA/KNWA had occurred on January 1, 2004:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share amounts)
Net revenue	$252,219	$221,001
Income (loss) from operations	35,930	(10,738)
Net loss before cumulative effect of change in accounting principle	(23,122)	(70,997)
Cumulative effect of change in accounting principle, net of tax	—	(8,898)
Net loss	(23,122)	(79,895)
Net loss attributable to common shareholders .	$(23,122)	$(95,214)
Basic and diluted per share information:
Net loss before cumulative effect of change in accounting principle	$(0.82)	$(4.56)
Cumulative effect of change in accounting principle, net of tax	$—	$(0.57)
Net loss	$(0.82)	$(5.13)
Net loss attributable to common shareholders	$(0.82)	$(6.11)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods. There is no pro forma information presented for the comparable periods in fiscal year 2005 since the acquisitions in 2005 were consummated near the beginning of the year and the pro forma results would not be materially different from the Company’s consolidated results of operations as reported.

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

Nexstar has SSAs and JSAs with the remaining Mission stations. Under the SSAs, the Nexstar station in the market bears the costs of certain services and procurements, in exchange for monthly payments from Mission, as defined in the agreement. Under the JSAs, Nexstar sells each Mission station’s advertising time and retains a percentage of the net revenue from the station’s advertising in exchange for monthly payments to Mission of the remaining percentage of net revenue, as defined in the agreement. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by the Mission stations.

Local Service Agreements in Connection with Acquisitions

In connection with the acquisitions discussed in Note 3, except for WUTR, the Company entered into local service agreements to provide programming and sell advertising for the stations under a TBA until the acquisition could be consummated. Under these agreements, Nexstar or Mission made specific periodic payments in exchange for the right to provide programming and sell advertising during a portion of the stations’ broadcast time. The agreements also entitled Nexstar and Mission to all revenue attributable to commercial advertising they sold on these stations. The Company provided programming and sold advertising for the stations under the local service agreements until the acquisition of the stations was consummated, at which time the agreements were terminated.

Local service agreements that were entered into in connection with station acquisitions during 2003, 2004 and 2005 are discussed below.

On December 13, 2002, Mission entered into a local marketing agreement (“LMA”) and effective January 1, 2003 began programming and selling advertising for KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas. The LMA was terminated on June 13, 2003 when Mission consummated the acquisition of KRBC and KSAN. There were no fees associated with this LMA.

On December 30, 2002, Nexstar entered into TBAs and effective February 1, 2003 began providing programming and selling advertising for KARK, the NBC affiliate in Little Rock-Pine Bluff, Arkansas, and WDHN, the ABC affiliate in Dothan, Alabama. The TBAs were terminated on August 1, 2003 when Nexstar consummated the acquisition of KARK and WDHN. Fees under these TBAs in the amount of $0.2 million were included in the consolidated statement of operations for the year ended December 31, 2003.

Effective May 9, 2003, Mission entered into a TBA and began providing programming and selling advertising for WFXW (formerly WBAK), the Fox affiliate in Terre Haute, Indiana. The TBA was terminated on April 6, 2004 when Mission consummated the acquisition of WFXW. Fees under the TBA were immaterial in amount.

Effective June 1, 2004, Nexstar entered into a TBA and began providing programming and selling advertising for KLST, the CBS affiliate in San Angelo, Texas. The TBA was terminated on November 30, 2004 when Nexstar consummated the acquisition of KLST. Fees under this TBA in the amount of $0.1 million was included in the consolidated statement of operations for the year ended December 31, 2004.

On October 13, 2003, Nexstar entered into a TBA and effective October 16, 2003 began providing programming and selling advertising for KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Local Service Agreements—(Continued)

Rogers, Arkansas. Fees under this TBA in the amount of $0.6 million and $0.2 million were included in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively. The TBA was terminated on January 7, 2005 when Nexstar consummated the acquisition of KFTA/KNWA.

On October 4, 2004, Mission entered into a TBA and effective November 1, 2004 began providing programming and selling advertising for WTVO, the ABC affiliate in Rockford, Illinois. There were no fees associated with this TBA. The TBA was terminated on January 4, 2005 when Mission consummated the acquisition of WTVO.

Other Local Service Agreements

Local service agreements entered into with independent third parties which impact the Company’s 2003, 2004 and 2005 consolidated financial statements are discussed below.

As successor to agreements entered into effective March 21, 2001 by Quorum, Nexstar has a JSA and SSA with Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), the licensee of KTVE, the NBC affiliate television station in El Dorado, Arkansas. Under the JSA, Nexstar permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market. The JSA also entitles Piedmont to all revenue attributable to commercial advertisements it sells on KARD. During the term of the JSA, Piedmont is obligated to pay Nexstar a monthly fee based on the combined operating cash flow of KTVE and KARD, as defined in the agreement. Under the SSA, Nexstar and Piedmont share the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective station. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Fees under the JSA with Piedmont in the amount of $1.0 million, $1.4 million and $1.5 million are included in the consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the licensee of WYZZ, the Fox affiliate in Peoria, Illinois. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expires in December 2008, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement with Sinclair in the amount of $1.3 million, $1.6 million and $1.0 million were included in the consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003, respectively.

Effective September 1, 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the licensee of WUHF, the Fox affiliate in Rochester, New York. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WUHF

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Local Service Agreements—(Continued)

through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement. The outsourcing agreement expires in December 2012, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement with Sinclair in the amount of $0.8 million were included in the consolidated statement of operations for the year ended December 31, 2005.

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2005	2004
		(in thousands)
Buildings and building improvements	39	$32,198	$32,200
Land and land improvements	N/A-39	5,930	6,272
Leasehold improvements	term of lease	2,785	2,923
Studio and transmission equipment	5-15	133,789	126,394
Office equipment and furniture	3-7	15,474	14,590
Vehicles	5	8,685	8,108
Construction in progress	N/A	4,529	2,716

		203,390	193,203
Less: accumulated depreciation		(105,234)	(92,135)

Property and equipment, net of accumulated depreciation		$98,156	$101,068

The Company recorded depreciation expense in the amounts of $16.7 million, $17.9 million and $20.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Property Held for Sale

During the second quarter of 2005, management committed to a plan to sell buildings in Abilene, Texas and Utica, New York, which were vacated after the Company finalized consolidation of its station operations in these markets. Accordingly, the buildings, building improvements and land have been recorded at their estimated fair value less costs to sell. Fair value is based on management’s estimate of the amount that could be realized from the sale of the properties in a current transaction between willing parties. The estimate is derived from professional appraisals and quotes obtained from local real estate brokers. The carrying value of assets held for sale at December 31, 2005 was $0.5 million. During the second quarter of 2005, the Company recorded a loss of $0.6 million related to the write-down of these assets which comprises loss on property held for sale. On January 31, 2006, the Utica property was sold for cash proceeds of $0.1 million, which approximated the carrying value of the assets.

Sale of Towers

On May 11, 2001, Quorum sold certain of its telecommunications tower facilities for cash and entered into a noncancelable operating lease for tower space. In 2001, Quorum recorded a $9.1 million gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The proceeds from the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment—(Continued)

sale of the towers were applied to the outstanding amount owed under the Quorum credit facilities. The deferred gain at December 31, 2005 and 2004 was approximately $6.7 million and $7.2 million, respectively ($0.4 million was included in current liabilities at December 31, 2005 and 2004).

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$335,588	$(136,729)	$198,859	$335,153	$(114,346)	$220,807
Other definite-lived intangible assets	1-15	23,132	(12,455)	10,677	24,581	(9,775)	14,806

Total intangible assets subject to amortization		$358,720	$(149,184)	$209,536	$359,734	$(124,121)	$235,613

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at December 31, 2005 and 2004 was $284.7 million and $284.0 million, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
	(in thousands)
Beginning balance	$145,576	$135,899
Acquisitions	682	6,598
Initial consolidation of VIEs and other adjustments	—	3,079

Ending balance	$146,258	$145,576

The consummation of the acquisitions of WTVO and KFTA/KNWA during 2005 increased goodwill by approximately $0.7 million. The acquisitions of WUTR, WFXW and KLST during 2004 increased goodwill by approximately $6.6 million. The application of FIN No. 46R for the consolidation of WTVO which occurred in the fourth quarter of 2004 increased goodwill by approximately $3.3 million.

Total amortization expense from definite-lived intangibles for the years ended December 31, 2005, 2004 and 2003 was $26.5 million, $26.5 million and $24.9 million, respectively.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles assets recorded on its books as of December 31, 2005 (in thousands):

Year ending December 31,
2006	$24,969
2007	$24,834
2008	$24,369
2009	$24,339
2010	$23,352

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Compensation and related taxes	$3,524	$3,448
Sales commissions	1,249	1,366
Employee benefits . . .	994	600
Property taxes	697	585
Other accruals related to operating expenses	5,999	6,562

	$12,463	$12,561

8. Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Term loans .	$347,629	$233,825
Revolving credit facilities .	—	21,500
12% senior subordinated notes due 2008, net of discount of $3,649	—	156,351
7% senior subordinated notes due 2014, net of discount of $2,460 and $0	197,540	125,000
11.375% senior discount notes due 2013, net of discount of $28,664 and $39,299	101,336	90,701
SFAS No. 133 hedge accounting adjustment	—	2,521

	646,505	629,898
Less: current portion	(3,485)	(2,350)

	$643,020	$627,548

On April 1, 2005, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission refinanced borrowings outstanding under various long-term obligations. In connection with the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

refinancing, Nexstar Broadcasting redeemed $160.0 million in aggregate principal amount of outstanding 12% senior subordinated notes, increased the borrowings under the term loan to its senior secured credit facility and issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes. Under Nexstar’s new senior secured credit facility agreement, the applicable margin component of the revolving loan was decreased by 100 basis points, representing one percent. Nexstar’s new credit facility agreement also extended the maturity dates of the term and revolving loan to 2012. A combination of proceeds obtained from borrowings under its senior credit facility and the issuance of the 7% senior subordinated notes were used to fund the redemption of the 12% senior subordinated notes. Additionally, on April 1, 2005, Mission increased the borrowings under the term loan to its senior secured credit facility, reduced the applicable margin component of its revolving loan and extended the maturity dates of its term and revolving loan. Terms of Mission’s new senior secured credit facility are the same as Nexstar’s new credit facility.

On October 20, 2005, Nexstar Broadcasting amended its senior secured credit facility agreement to adjust certain financial covenant ratios for periods ended after September 30, 2005. The amended financial covenant ratios are less restrictive than the previously effective ratios. For a discussion of the amended financial covenant ratios, see “Debt Covenants” below.

The Nexstar Senior Secured Credit Facility

On April 1, 2005, Nexstar Broadcasting entered into an amended and restated senior secured credit facility agreement (the “Nexstar Facility”) with a group of commercial banks which replaced its previous credit facility that had provided for a $83.0 million Term Loan D and a $50.0 million revolving loan. As revised, the Nexstar Facility consists of a $182.3 million Term Loan B (before being reduced by a voluntary repayment of $6.5 million made on September 30, 2005) and a $50.0 million revolving loan. Proceeds obtained under the Term Loan B were partially used to repay Nexstar Broadcasting’s existing Term Loan D in the amount of $82.4 million plus accrued interest.

As of December 31, 2005 and 2004, Nexstar Broadcasting had $175.4 million and $82.6 million, respectively, outstanding under its Term Loan B and Term Loan D and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 31, 2005, with the remaining 93.25% due at maturity. The revolving loan, which is not subject to incremental reduction, matures in April 2012. Nexstar Broadcasting is required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Nexstar Facility was 6.28% and 4.31% at December 31, 2005 and 2004, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

The Mission Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. As revised, the Mission Facility consists of a $172.7 million Term Loan B and a $47.5 million revolving loan. Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

As of December 31, 2005 and 2004, Mission had $172.3 million and $151.2 million, respectively, outstanding under its Term Loan B and Term Loan D and no borrowings and $21.5 million, respectively, were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Mission Facility was 6.28% and 4.43% at December 31, 2005 and 2004, respectively.

Unused Commitments and Borrowing Availability

As of December 31, 2005, there was approximately $97.5 million of total unused commitments under the Nexstar and Mission senior secured credit facilities. Based on covenant calculations, as of December 31, 2005, there was approximately $15 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Collateralization and Guarantees of Debt

The bank credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar Facility and the senior subordinated notes issued by Nexstar Broadcasting.

Debt Covenants

The Nexstar bank credit facility agreement described above contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 8.50 times the last twelve months operating cash flow (as defined in the credit agreement) at December 31, 2005, with quarterly reductions starting in the period commencing January 1, 2006 through the period commencing October 1, 2006, at which time the maximum total combined leverage ratio remains constant at 7.00 through December 31, 2007 and (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.50 times the last twelve months operating cash flow at December 31, 2005, reducing to 5.25 for the period of January 1, 2006 through June 30, 2006 and 5.00 for the period of July 1, 2006 through December 30, 2007. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00. Although the Nexstar and Mission senior credit facilities now allow for payment of cash dividends to common stockholders, Nexstar and Mission do not currently intend to declare or pay a cash dividend. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. As of December 31, 2005, the Company was in compliance with all of the covenants included in the credit facility agreements

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

governing the senior secured credit facilities. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement.

The senior subordinated notes and senior discount notes described below contain restrictive covenants customary for borrowing arrangements of this type.

Senior Subordinated Notes

On April 1, 2005, Nexstar Broadcasting redeemed all of the outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (discussed below) and Nexstar Broadcasting’s senior secured credit facility. The aggregate redemption payment of $169.6 million plus accrued interest made on April 1, 2005 included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of approximately $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. Nexstar Broadcasting had issued the 12% Notes on March 16, 2001 at a price of 96.012%.

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

On April 1, 2005, Nexstar Broadcasting issued $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of 7% Notes previously issued. Proceeds obtained under the offering were net of a $1.1 million payment provided to investors purchasing the notes which was included as a component of the discount. The net proceeds from the offering, together with proceeds from Nexstar Broadcasting’s senior secured credit facility, were used to redeem the 12% Notes.

The 7% Notes discussed above have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. The 11.375% Notes mature on April 1, 2013. Each 11.375% Note will have an accreted value at maturity of $1,000. The 11.375% Notes will not begin to accrue cash interest until

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the 11.375% Notes will not be “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes.

On January 5, 2004, Nexstar Finance Holdings redeemed approximately $37.0 million principal amount at maturity of 16% senior discount notes (the “16% Notes”) for a total cash payment of $34.8 million, consisting of $28.9 million of principal and $5.9 million in call premium and accelerated amortization. Nexstar Finance Holdings had issued the 16% Notes on May 17, 2001 at a price of 54.0373%. The 16% Notes were due to mature on May 15, 2009.

The 11.375% Notes discussed above have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Guarantee of Subordinated and Discount Notes

On September 29, 2004, Nexstar executed full and unconditional guarantees with respect to the 12% Notes and the 7% Notes, each issued by Nexstar Broadcasting, an indirect subsidiary of Nexstar, and the 11.375% Notes issued by Nexstar Finance Holdings, a wholly-owned subsidiary of Nexstar. Mission is a guarantor of the senior subordinated notes issued by Nexstar Broadcasting.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1) . .	$347,629	$347,629	$233,825	$233,825
Revolving credit facilities(1)	$—	$—	$21,500	$21,500
Senior subordinated notes(2)	$197,540	$183,000	$281,351	$295,438
Senior discount notes(2)	$101,336	$97,500	$90,701	$102,375

(1)	The fair value of bank credit facilities approximates their carrying amount based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on quoted December 31 bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

Debt Maturities

At December 31, 2005, scheduled maturities of Nexstar’s and Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2006 .	$3,485
2007 .	3,485
2008 .	50,391
2009 .	3,485
2010	3,485
Thereafter .	613,298

$677,629

Loss on Extinguishment of Debt

The redemption, repayment, refinancing or amendment of the Company’s debt obligations may result in the write-off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in April 2005 resulted in the write-off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs during the second quarter of 2005. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. The redemption of the 16% Notes in January 2004 resulted in the write-off of $0.9 million of previously capitalized debt financing costs and $5.9 million in call premium and accelerated amortization during the first quarter of 2004. The amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004 resulted in the write-off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs during the third quarter of 2004. The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in February 2003 resulted in the write-off of $5.8 million of previously capitalized debt financing costs during the first quarter of 2003. The amendment of the Nexstar Broadcasting and Mission senior secured credit facilities in December 2003 resulted in the write-off of $3.1 million of previously capitalized debt financing costs during the fourth quarter of 2003. The repayment of the Quorum credit facility in December 2003 resulted in the write-off of $1.8 million of previously capitalized debt financing costs during the fourth quarter of 2003. These amounts are included in loss on extinguishment of debt.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Redemption of 12% senior subordinated notes	$16,622	$—	$—
Redemption of 16% senior discount notes	—	6,824	—
Refinancing Nexstar and Mission senior secured credit facilities .	1,417	—	5,814
Amendment of Nexstar and Mission senior secured credit facilities	—	1,880	3,117
Repayment of Quorum credit facilities .	—	—	1,836
Gain from derecognition of SFAS No. 133 fair value hedge adjustment .	(2,324)	—	—

Total loss on extinguishment of debt .	$15,715	$8,704	$10,767

Interest Rate Swap and Collar Agreements

Nexstar had a $60.0 million notional interest rate swap contract to receive a fixed interest rate of 12.0% and pay a LIBOR-based variable rate. The interest rate swap contract, which Nexstar terminated in August 2002, had been designed as a fair value hedge of the benchmark interest rate of the 12% Notes and qualified for SFAS No. 133 hedge accounting resulting in an adjustment on the balance sheet of $4.3 million. The SFAS No. 133 adjustment was being amortized as an adjustment to interest expense over the period originally covered by the swap contract. In conjunction with the redemption of the 12% Notes, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the derecognition of a SFAS No. 133 fair hedge adjustment of the carrying amount of the 12% Notes.

Until December 31, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreement, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of Nexstar’s variable rate debt, did not qualify for SFAS No. 133 hedge accounting and, thus, was being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in the recognition of a gain of $2.6 million and $2.4 million in other income for the years ended December 31, 2004 and 2003, respectively. The differential paid or received on the swap was accrued as an adjustment to interest expense. The interest rate swap agreement terminated on December 31, 2004 and resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004.

9. Mandatorily Redeemable Preferred and Common Units

As of January 1, 2003, redeemable preferred units consisted of the following:

(a)	40,000 Series A Redeemable Preferred Units, issued by Quorum;
(b)	36,057 Series B Redeemable Preferred Units, issued by Quorum;
(c)	40,000 Series AA Redeemable Preferred Units, issued by Nexstar Group LLC; and
(d)	15,000 Series BB Redeemable Preferred Units issued by Nexstar Group LLC.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Mandatorily Redeemable Preferred and Common Units—(Continued)

As of January 1, 2003, redeemable common units consisted of the following:

(a)	563,898 Class D-2 Redeemable Common Units, issued by Nexstar Group LLC; and
(b)	20,549 Class E Redeemable Common Units, issued by Quorum.

On May 14, 2003, Nexstar Group’s Series BB redeemable preferred units and its accreted yield were converted to 906,072 A-2 common units (see Note 10).

Upon the adoption of SFAS No. 150 as of July 1, 2003, all outstanding redeemable preferred and common units were reclassified as a liability with the exception of Class D-2 common units since the Class D-2 common units were only redeemable at the option of the holder upon a change in control of Nexstar Group LLC at a redemption price equal to the fair market value of the units.

In connection with Nexstar’s initial public offering of common stock on November 28, 2003 and upon the consummation of the merger with Quorum on December 30, 2003, Nexstar redeemed all outstanding preferred units and Class E units in the amount of $155.8 million and $7.9 million, respectively.

10. Preferred and Common Stock and Members’ Interest

As of January 1, 2003, other common units consisted of the following:

(a)	2,050,000 Class A-1 Common Units, issued by Nexstar Group LLC;
(b)	3,439,122 Class A-2 Common Units, issued by Nexstar Group LLC;
(c)	15,280 Class B-1 Common Units, issued by Nexstar Group LLC;
(d)	1,000 Class B-2 Common Units, issued by Nexstar Group LLC;
(e)	81,507 Class C-1 Common Units, issued by Nexstar Group LLC;
(f)	86,794 Class C-2 Common Units, issued by Nexstar Group LLC;
(g)	43,183 Class D-1 Common Units, issued by Nexstar Group LLC;
(h)	86,269 Class A Common Units, issued by Quorum;
(i)	10,461 Class B Common Units, issued by Quorum;
(j)	276 Class C Common Units, issued by Quorum;
(k)	36 Class D Common Units, issued by Quorum;

On May 14, 2003, Nexstar Group LLC issued 906,072 A-2 common units in connection with the conversion of all its then outstanding Series BB redeemable preferred units (see Note 9).

On November 28, 2003, in connection with the corporate reorganization of Nexstar, all 6,622,958 outstanding other common units of Nexstar Group LLC were exchanged for 98,406 Class A, 13,331,358 Class B and 133 Class C shares of Nexstar common stock.

Also, on November 28, 2003, in connection with its initial public offering of common stock, Nexstar received net proceeds of $125.2 million from the issuance of 10,000,000 shares of its Class A common stock.

On December 30, 2003, upon the consummation of the Quorum acquisition, all outstanding 97,042 other common units of Quorum were exchanged for 457,753 shares Nexstar Class A common stock.

Also on December 30, 2003, upon the consummation of the Quorum acquisition, 3,033,130 shares of Nexstar Class A common stock were issued in exchange for certain redeemable preferred units (see Note 9)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Preferred and Common Stock and Members’ Interest—(Continued)

issued by Quorum and 80,230 shares of Nexstar Class B common stock were issued as payment of an accrued management fee between Quorum and ABRY.

On June 24, 2004, Banc of America Capital Investors L.P. converted 700,000 non-voting shares of Nexstar Class C common stock to 700,000 voting shares of Class A common stock.

In March 2003, Nexstar Group LLC made a $1.5 million tax distribution to holders of preferred equity interests.

The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to 10 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of the stockholders. Holders of Class C common stock have no voting rights.

The shares of Class B common stock and Class C common stock are convertible as follows: (i) holders of shares of Class B common stock or Class C common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock; or (ii) the Class B common stock will automatically convert into Class A common stock on a one-for-one basis if the holder transfers to anyone other than a certain group of shareholders; or (iii) if Class B common stock represents less than 10.0% of the total common stock outstanding, all of the Class B common stock will automatically convert into Class A common stock on a one-for-one basis.

The Common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of Preferred Stock, on an equal per share basis.

11. Stock Options

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

As of December 31, 2005, options to purchase 2,783,000 shares of Nexstar’s Class A common stock are outstanding under the 2003 Plan. No other form of award is outstanding as of December 31, 2005. Under the 2003 Plan, options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant under the 2003 Plan may be exercised within six months of the date of the grant.

As of December 31, 2005, a total of 217,000 shares are available for future grant under the 2003 Plan and a total of 811,000 options are vested and exercisable.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Options—(Continued)

The following table summarizes information concerning option activity for the years ended December 31, 2005, 2004 and 2003:

	2005			2004			2003
	Shares	Weighted- Average Exercise Price		Shares	Weighted- Average Exercise Price		Shares	Weighted- Average Exercise Price
Outstanding at January 1	2,123,000	$11.91		1,270,000	$14.00		—	—
Granted	830,000	$4.44	(1)	985,000	$9.47	(1)	1,270,000	$14.00	(2)
Exercised	—	—		—	—		—	—
Forfeited/Cancelled	(170,000)	$11.82		(132,000)	$13.83		—	—

Outstanding at December 31	2,783,000	$9.68		2,123,000	$11.91		1,270,000	$14.00

Options exercisable at year-end	811,000	$12.89		526,000	$13.80		350,000	$14.00

(1)	All options granted during 2005 and 2004 had an exercise price equal to the grant-date market price.
(2)	All options granted during 2003 had an exercise price greater than the grant-date market price.

The weighted-average fair value per option granted during the year ended December 31, 2005 and 2004, calculated using the Black-Scholes option-pricing model, is as follows:

	2005	2004	2003
Options with an exercise price equal to the grant-date market price .	$1.95	$3.66	—
Options with an exercise price greater than the grant-date market price .	—	—	$4.79

The following table summarizes information about options outstanding as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$ 4.37-$ 4.99	795,000	9.96	$4.37	—	$—
$ 5.00-$ 6.99	35,000	9.66	$5.92	—	$—
$ 7.00-$ 8.99	735,000	8.67	$8.63	163,000	$8.63
$ 9.00-$13.99	100,000	8.24	$12.71	20,000	$12.71
$14.00-$14.17	1,118,000	7.92	$14.01	628,000	$14.00

	2,783,000			811,000

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current tax expense (benefit):
Federal	$—	$(215)	$1,719
State	71	967	562

	71	752	2,281

Deferred tax expense (benefit):
Federal	4,344	3,229	(14,729)
State	543	404	(2,472)

	4,887	3,633	(17,201)

Income tax expense (benefit) .	$4,958	$4,385	$(14,920)

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”).

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Tax benefit at 35% statutory federal rate	$(15,320)	$(6,377)	$(27,512)
Change in valuation allowance	21,404	11,445	6,583
Income earned by a partnership not subject to corporate income tax	—	—	5,020
Reserve for uncertain tax provisions	—	—	1,500
State and local taxes, net of federal benefit	(1,374)	(692)	(954)
Other, net	248	9	443

Income tax expense (benefit)	$4,958	$4,385	$(14,920)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes—(Continued)

The components of the net deferred tax liability were as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$143,944	$120,755
Other intangible assets	3,760	5,622
Deferred revenue	2,352	1,699
Deferred gain on sale of assets	2,620	2,871
Other	2,419	3,023

Total deferred tax assets	155,095	133,970
Valuation allowance	(150,125)	(128,721)

Net deferred tax assets	4,970	5,249

Deferred tax liabilities:
Property and equipment	(4,970)	(5,249)
Goodwill	(7,994)	(6,095)
FCC licenses	(26,262)	(23,274)

Total deferred tax liabilities	(39,226)	(34,618)

Net deferred tax liability	$(34,256)	$(29,369)

The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings. The valuation allowance increased for the year ended December 31, 2005 by $21.4 million related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized. The valuation allowance increased for the year ended December 31, 2004 by $12.7 million related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized. As a result of Nexstar’s corporate reorganization in 2003, all of its subsidiaries became a single taxable entity, allowing the assets and liabilities giving rise to deferred taxes the right to offset.

The Company establishes reserves for tax contingencies when, despite the belief that its tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation, The Company establishes tax reserves based upon management’s assessment of potential tax exposures. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on our results of operations. Any tax benefit from favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management.

At December 31, 2005, the Company has NOLs available of approximately $366.8 million, which are available to reduce future taxable income if utilized before their expiration. These NOLs begin to expire in 2006

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes—(Continued)

through 2025 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

13. FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations it provides services to. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations, the stations it provides services to and the television broadcast industry in general.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Cable Retransmission Consent Rights

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their stations’ signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Nexstar and Mission have elected to exercise retransmission consent rights for all of their stations where they have a legal right to do so. Nexstar and Mission have negotiated retransmission consent agreements with substantially all of the cable systems which carry the stations’ signals.

On October 20, 2005, Nexstar and Mission entered into a joint agreement with Cox Communications, Inc. (“Cox”) for the retransmission of their stations’ signals on the Cox cable systems in Abilene-Sweetwater, San Angelo, Lubbock, Amarillo, Odessa-Midland and Beaumont-Port Arthur, Texas; Shreveport, Louisiana; Fort Smith, Little Rock and Monroe-El Dorado, Arkansas; Springfield and Joplin, Missouri; and Pittsburg, Kansas. Under this agreement, Cox has agreed to compensate Nexstar and Mission for the right to carry the Company’s stations in these markets. As a result, Cox now carries Nexstar’s television stations KLST (San Angelo) and KTAL (Shreveport) and Mission’s television station KRBC (Abilene). These stations had previously been off of Cox’s cable systems when retransmission consent agreements expired on December 31, 2004 and February 1, 2005. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against Nexstar and Mission.

On December 19, 2005, Nexstar and Mission entered into a joint agreement with Cable ONE, Inc. (“Cable ONE”) for the retransmission of their stations’ signals on the Cable ONE cable systems in Texarkana, Arkansas; Texarkana, Texas; Shreveport, Louisiana; Joplin, Missouri; Pittsburg, Kansas; and Amarillo, Texas. Under this agreement, Cable ONE has agreed to compensate Nexstar and Mission for the right to carry the Company’s stations in these markets. As a result, Cable ONE now carries Nexstar’s television stations KTAL (Shreveport) and KSNF (Joplin-Pittsburg) and Mission’s television station KODE (Joplin-Pittsburg). These stations had

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. FCC Regulatory Matters—(Continued)

previously been off of Cable ONE’s cable systems when retransmission consent agreements expired on December 31, 2004.

Digital Television (“DTV”) Conversion

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations Nexstar and Mission own and operate are broadcasting at least a low-power digital television signal, except for KNWA, for which Nexstar has filed a request for extension of time with the FCC. When the FCC acts on the extension request, Nexstar will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period Nexstar could be subject to sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $5.5 million and $0.3 million, respectively, for the years ended December 31, 2005 and 2004.

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. See Note 20 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Full-Power DTV Facilities Construction

The FCC has released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet these build-out deadlines, and that have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of December 31, 2005, Mission’s stations WUTR, WTVO and WYOU are transmitting full-power digital signals and Nexstar’s station WBRE is transmitting a full-power digital signal. Nexstar and Mission have filed requests for extension of time to construct full-power DTV facilities for their top four network affiliates in the top one hundred market stations. The FCC has not yet acted on these requests for extension of time.

The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2005 (in thousands):

Year ended December 31,
2006	$2,218
2007	5,099
2008	4,495
2009	4,209
2010	3,442
Thereafter	1,236

Future minimum payments for unavailable cash broadcast rights	$20,699

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $5.1 million, $5.0 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2005 (in thousands):

Year ended December 31,
2006	$3,732
2007	3,749
2008	3,622
2009	3,603
2010	3,424
Thereafter	45,845

Future minimum lease payments under operating leases	$63,975

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At December 31, 2005, Mission had $172.3 million outstanding under its senior credit facility.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies—(Continued)

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

Collective Bargaining Agreements

As of December 31, 2005, certain technical, production and news employees at five of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

15. Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2005 and 2004 with respect to the financial position and for the years ended December 31, 2005, 2004 and 2003 for results of operations and for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13,487	$—	$13,487
Other current assets	—	7	61,769	—	61,776

Total current assets	—	7	75,256	—	75,263
Investments in subsidiaries eliminated upon consolidation	27,184	128,153	—	(155,337)	—
Amounts due from parents eliminated upon consolidation	—	—	6,112	(6,112)	—
Property and equipment, net	—	—	98,156	—	98,156
Goodwill	—	—	146,258	—	146,258
FCC licenses	—	—	138,437	—	138,437
Other intangible assets, net	—	—	209,536	—	209,536
Other noncurrent assets	1	2,335	10,105	(10)	12,431

Total assets	$27,185	$130,495	$683,860	$(161,459)	$680,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	24	—	45,958	—	45,982

Total current liabilities	24	—	49,443	—	49,467

Debt	—	101,336	541,684	—	643,020
Amounts due to subsidiary eliminated upon consolidation	4,139	1,973	—	(6,112)	—
Other noncurrent liabilities	—	2	53,628	(11)	53,619

Total liabilities	4,163	103,311	644,755	(6,123)	746,106

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders' equity (deficit)	22,738	27,184	39,105	(155,336)	(66,309)

Total stockholders’ equity (deficit)	23,022	27,184	39,105	(155,336)	(66,025)

Total liabilities and stockholders’ equity (deficit)	$27,185	$130,495	$683,860	$(161,459)	$680,081

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18,505	$—	$18,505
Other current assets	—	6	68,257	—	68,263

Total current assets	—	6	86,762	—	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	156,562	—	(223,112)	—
Amounts due from parents eliminated upon consolidation	—	—	5,980	(5,980)	—
Property and equipment, net	—	—	101,068	—	101,068
Goodwill	—	—	145,576	—	145,576
FCC licenses	—	—	138,437	—	138,437
Other intangible assets, net	—	—	235,613	—	235,613
Other noncurrent assets	1	2,658	24,856	(12)	27,503

Total assets	$66,551	$159,226	$738,292	$(229,104)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$2,350	$—	$2,350
Other current liabilities	—	—	49,169	—	49,169

Total current liabilities	—	—	51,519	—	51,519
Debt	—	90,701	536,847	—	627,548
Amounts due to subsidiary eliminated upon consolidation	4,007	1,973	—	(5,980)	—
Other noncurrent liabilities	—	2	51,653	(12)	51,643

Total liabilities	4,007	92,676	640,019	(5,992)	730,710

Minority interest in consolidated entity	—	—	21,550	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	62,260	66,550	76,723	(223,112)	(17,579)

Total stockholders’ equity (deficit)	62,544	66,550	76,723	(223,112)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$159,226	$738,292	$(229,104)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$226,053	$—	$226,053

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	68,117	—	68,117
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	156	—	72,821	—	72,977
Loss on property and asset disposal, net	—	—	848	—	848
Amortization of broadcast rights	—	—	22,257	—	22,257
Amortization of intangible assets	—	—	26,511	—	26,511
Depreciation	—	—	16,733	—	16,733

Total operating expenses	156	—	207,287	—	207,443

Income (loss) from operations	(156)	—	18,766	—	18,610
Interest expense, including amortization of debt financing costs	—	(10,957)	(36,303)	—	(47,260)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in loss of subsidiaries	(39,366)	(28,409)	—	67,775	—
Other income, net	—	—	592	1	593

Loss before income taxes	(39,522)	(39,366)	(32,660)	67,776	(43,772)
Income tax expense	—	—	(4,958)	—	(4,958)

Net loss	$(39,522)	$(39,366)	$(37,618)	$67,776	$(48,730)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$245,740	$—	$245,740

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	66,044	—	66,044
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	5	—	72,314	—	72,319
Merger related expenses	—	—	456	—	456
Loss on asset disposal, net	—	—	146	—	146
Amortization of broadcast rights	—	—	24,805	—	24,805
Amortization of intangible assets	—	—	26,463	—	26,463
Depreciation	—	—	17,949	—	17,949

Total operating expenses	5	—	208,177	—	208,182

Income (loss) from operations	(5)	—	37,563	—	37,558
Interest expense, including amortization of debt financing costs	—	(9,769)	(42,496)	—	(52,265)
Loss on extinguishment of debt	—	(6,824)	(1,880)	—	(8,704)
Equity in earnings (loss) of subsidiaries	(14,749)	1,850	—	12,899	—
Other income, net	—	—	5,190	—	5,190

Loss before income taxes	(14,754)	(14,743)	(1,623)	12,899	(18,221)
Income tax expense	(251)	(6)	(4,128)	—	(4,385)

Loss before minority interest in consolidated entity	(15,005)	(14,749)	(5,751)	12,899	(22,606)
Minority interest in consolidated entity	—	—	2,106	—	2,106

Net loss	$(15,005)	$(14,749)	$(3,645)	$12,899	$(20,500)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$214,332	$—	$214,332

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	60,808	—	60,808
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	4	74,433	—	74,439
Merger related expenses	—	—	11,754	—	11,754
Gain on asset disposal, net	—	—	(495)	—	(495)
Amortization of broadcast rights	—	—	25,894	—	25,894
Amortization of intangible assets	—	—	24,934	—	24,934
Depreciation	—	—	20,467	—	20,467

Total operating expenses	2	4	217,795	—	217,801

Loss from operations	(2)	(4)	(3,463)	—	(3,469)
Interest expense, including amortization of debt financing costs	(3,473)	(11,345)	(53,524)	—	(68,342)
Loss on extinguishment of debt	—	—	(10,767)	—	(10,767)
Equity in loss of subsidiaries	(51,431)	(40,069)	—	91,500	—
Other income, net	56	—	3,915	—	3,971

Loss before income taxes	(54,850)	(51,418)	(63,839)	91,500	(78,607)
Income tax benefit (expense)	2,559	(13)	12,374	—	14,920

Loss before cummulative effect of change in accounting principle and minority interest in consolidated entity	(52,291)	(51,431)	(51,465)	91,500	(63,687)
Cummulative effect of change in accounting principle, net of tax	(6,321)	—	(2,577)	—	(8,898)
Minority interest in consolidated entity	—	—	786	—	786

Net loss	(58,612)	(51,431)	(53,256)	91,500	(71,799)
Accretion of preferred interests	(7,939)	—	(7,380)	—	(15,319)

Net loss attributable to common shareholders	$(66,551)	$(51,431)	$(60,636)	$91,500	$(87,118)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$14,350	$—	$14,350

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(14,016)	—	(14,016)
Acquisition of broadcast properties and related transaction costs	—	—	(12,467)	—	(12,467)
Other investing activities	—	—	125	—	125

Net cash used for investing activities	—	—	(26,358)	—	(26,358)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375	—	427,375
Repayment of long-term debt	—	—	(263,696)	—	(263,696)
Proceeds from revolver draws	—	—	1,000	—	1,000
Repayment of senior subordinated notes	—	—	(153,619)	—	(153,619)
Payments for debt financing costs	—	—	(4,070)	—	(4,070)

Net cash provided by financing activities	—	—	6,990	—	6,990

Net decrease in cash and cash equivalents	—	—	(5,018)	—	(5,018)
Cash and cash equivalents at beginning of year	—	—	18,505	—	18,505

Cash and cash equivalents at end of year	$—	$—	$13,487	$—	$13,487

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$(5,929)	$38,015	$—	$31,911

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(10,552)	—	(10,552)
Acquisition of broadcast properties and related transaction costs	—	—	(35,107)	—	(35,107)
Other investing activites	—	—	1,054	—	1,054

Net cash used for investing activities	—	—	(44,605)	—	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	235,000	—	235,000
Repayment of long-term debt	—	—	(248,175)	—	(248,175)
Proceeds from revolver draws	—	—	63,500	—	63,500
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	(6)	(1,106)	—	(1,112)
Capital contributions/distributions	(52)	34,797	(34,745)	—	—

Net cash provided by (used for) financing activities	(52)	5,929	14,474	—	20,351

Net increase (decrease) in cash and cash equivalents	(227)	—	7,884	—	7,657
Cash and cash equivalents at beginning of year	227	—	10,621	—	10,848

Cash and cash equivalents at end of year	$—	$—	$18,505	$—	$18,505

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$2,777	$(109)	$1,018	$—	$3,686

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(10,311)	—	(10,311)
Acquisition of broadcast properties and related transaction costs	—	—	(113,317)	—	(113,317)
Other investing activities	—	—	(783)	—	(783)

Net cash used for investing activities	—	—	(124,411)	—	(124,411)

Cash flows from financing activities:
Proceeds from stock offering	140,000	—	—	—	140,000
Proceeds from debt issuance	—	74,675	505,000	—	579,675
Repayment of long-term debt	—	—	(483,121)	—	(483,121)
Proceeds from revolver draws	—	—	48,150	—	48,150
Repayment of senior discount notes	—	—	(27,948)	—	(27,948)
Repayment of note payable to related party	—	—	(2,000)	—	(2,000)
Repayment of preferred membership interests and common units	(54,960)	—	(68,560)	—	(123,520)
Payments for debt financing costs	—	(3,195)	(9,336)	—	(12,531)
Payments of stock issuance costs	(14,811)	—	—	—	(14,811)
Capital contributions/distributions	(72,847)	(71,371)	142,696	—	(1,522)

Net cash provided by (used for) financing activities	(2,618)	109	104,881	—	102,372

Net increase (decrease) in cash and cash equivalents	159	—	(18,512)	—	(18,353)
Cash and cash equivalents at beginning of year	68	—	29,133	—	29,201

Cash and cash equivalents at end of year	$227	$—	$10,621	$—	$10,848

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On December 30, 2003 and April 1, 2005, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of December 31, 2005 and 2004 with respect to the financial position and for the years ended December 31, 2005, 2004 and 2003 for results of operations and for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,083	$1,404	$—	$—	$13,487
Due from Mission	—	22,215	—	—	(22,215)	—
Other current assets	—	58,801	2,968	7	—	61,776

Total current assets	—	93,099	4,372	7	(22,215)	75,263
Investments in subsidiaries eliminated upon consolidation	27,184	—	—	128,153	(155,337)	—
Amounts due from parents eliminated upon consolidation	—	6,112	—	—	(6,112)	—
Property and equipment, net	—	77,091	21,102	—	(37)	98,156
Goodwill	—	129,607	16,651	—	—	146,258
FCC licenses	—	109,701	28,736	—	—	138,437
Other intangible assets, net	—	161,939	47,597	—	—	209,536
Other noncurrent assets	1	8,759	1,346	2,335	(10)	12,431

Total assets	$27,185	$586,308	$119,804	$130,495	$(183,711)	$680,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	22,215	—	(22,215)	—
Other current liabilities	24	42,122	3,836	—	—	45,982

Total current liabilities	24	43,880	27,778	—	(22,215)	49,467
Debt	—	371,143	170,541	101,336	—	643,020
Amounts due to subsidiary eliminated upon consolidation	4,139	—	—	1,973	(6,112)	—
Other noncurrent liabilities	—	43,132	10,496	2	(11)	53,619

Total liabilities	4,163	458,155	208,815	103,311	(28,338)	746,106

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	22,738	128,153	(89,011)	27,184	(155,373)	(66,309)

Total stockholders’ equity (deficit)	23,022	128,153	(89,011)	27,184	(155,373)	(66,025)

Total liabilities and stockholders’ equity (deficit)	$27,185	$586,308	$119,804	$130,495	$(183,711)	$680,081

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,524	$6,981	$—	$—	$18,505
Due from Mission	—	20,922	—	—	(20,922)	—
Other current assets	—	63,999	4,258	6	—	68,263

Total current assets	—	96,445	11,239	6	(20,922)	86,768
Investments in subsidiaries eliminated upon consolidation	66,550	—	—	156,562	(223,112)	—
Amounts due from parents eliminated upon consolidation	—	5,980	—	—	(5,980)	—
Property and equipment, net	—	78,546	22,574	—	(52)	101,068
Goodwill	—	129,269	16,307	—	—	145,576
FCC licenses	—	109,701	28,736	—	—	138,437
Other intangible assets, net	—	181,906	53,707	—	—	235,613
Other noncurrent assets	1	22,525	2,331	2,658	(12)	27,503

Total assets	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$830	$1,520	$—	$—	$2,350
Due to Nexstar Broadcasting	—	—	20,922	—	(20,922)	—
Other current liabilities	—	43,906	5,263	—	—	49,169

Total current liabilities	—	44,736	27,705	—	(20,922)	51,519
Debt	—	365,627	171,220	90,701	—	627,548
Amounts due to subsidiary eliminated upon consolidation	4,007	—	—	1,973	(5,980)	—
Other noncurrent liabilities	—	41,616	10,037	2	(12)	51,643

Total liabilities	4,007	451,979	208,962	92,676	(26,914)	730,710

Minority interest in consolidated entity	—	15,831	5,719	—	—	21,550

Stockholders’ equity (deficit):
Common stock	284	—	1	—	(1)	284
Other stockholders' equity (deficit)	62,260	156,562	(79,788)	66,550	(223,163)	(17,579)

Total stockholders’ equity (deficit)	62,544	156,562	(79,787)	66,550	(223,164)	(17,295)

Total liabilities and stockholders’ equity (deficit)	$66,551	$624,372	$134,894	$159,226	$(250,078)	$734,965

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$221,094	$4,959	$—	$—	$226,053
Revenue between consolidated entities	—	11,400	28,141	—	(39,541)	—

Net revenue	—	232,494	33,100	—	(39,541)	226,053

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	63,673	4,444	—	—	68,117
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	156	70,589	2,232	—	—	72,977
Selling, general, and administrative expenses between consolidated entities	—	28,141	11,400	—	(39,541)	—
Loss (gain) on property and asset disposal, net	—	927	(79)	—	—	848
Amortization of broadcast rights	—	17,849	4,408	—	—	22,257
Amortization of intangible assets	—	20,402	6,109	—	—	26,511
Depreciation	—	13,939	2,809	—	(15)	16,733

Total operating expenses	156	215,520	31,323	—	(39,556)	207,443

Income (loss) from operations	(156)	16,974	1,777	—	15	18,610
Interest expense, including amortization of debt financing costs	—	(27,110)	(9,193)	(10,957)	—	(47,260)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in loss of subsidiaries	(39,366)	—	—	(28,409)	67,775	—
Other income, net	—	562	30	—	1	593

Loss before income taxes	(39,522)	(24,781)	(7,894)	(39,366)	67,791	(43,772)
Income tax expense	—	(3,628)	(1,330)	—	—	(4,958)

Net loss	$(39,522)	$(28,409)	$(9,224)	$(39,366)	$67,791	$(48,730)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$230,417	$15,323	$—	$—	$245,740
Revenue between consolidated entities	—	13,167	21,186	—	(34,353)	—

Net revenue	—	243,584	36,509	—	(34,353)	245,740

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	61,936	4,108	—	—	66,044
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	5	67,908	4,406	—	—	72,319
Selling, general, and administrative expenses between consolidated entities	—	21,186	13,167	—	(34,353)	—
Merger related expenses	—	456	—	—	—	456
Loss (gain) on asset disposal, net	—	316	(170)	—	—	146
Amortization of broadcast rights	—	20,226	4,579	—	—	24,805
Amortization of intangible assets	—	20,971	5,492	—	—	26,463
Depreciation	—	15,400	2,572	—	(23)	17,949

Total operating expenses	5	208,399	34,154	—	(34,376)	208,182

Income (loss) from operations	(5)	35,185	2,355	—	23	37,558
Interest expense, including amortization of debt financing costs	—	(36,625)	(5,871)	(9,769)	—	(52,265)
Loss on extinguishment of debt	—	(786)	(1,094)	(6,824)	—	(8,704)
Equity in earnings (loss) of subsidiaries	(14,749)	—	—	1,850	12,899	—
Other income, net	—	5,167	23	—	—	5,190

Income (loss) before income taxes	(14,754)	2,941	(4,587)	(14,743)	12,922	(18,221)
Income tax expense	(251)	(3,009)	(1,119)	(6)	—	(4,385)

Loss before minority interest in consolidated entity	(15,005)	(68)	(5,706)	(14,749)	12,922	(22,606)
Minority interest in consolidated entity	—	1,918	188	—	—	2,106

Net income (loss)	$(15,005)	$1,850	$(5,518)	$(14,749)	$12,922	$(20,500)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$196,090	$18,242	$—	$—	$214,332
Revenue between consolidated entities	—	5,909	10,204	—	(16,113)	—

Net revenue	—	201,999	28,446	—	(16,113)	214,332

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	56,197	4,611	—	—	60,808
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2	68,393	6,040	4	—	74,439
Selling, general, and administrative expenses between consolidated entities	—	10,204	5,909	—	(16,113)	—
Merger related expenses	—	11,754	—	—	—	11,754
Gain on asset disposal, net	—	(226)	(269)	—	—	(495)
Amortization of broadcast rights	—	21,768	4,126	—	—	25,894
Amortization of intangible assets	—	19,005	5,929	—	—	24,934
Depreciation	—	16,897	3,570	—	—	20,467

Total operating expenses	2	203,992	29,916	4	(16,113)	217,801

Loss from operations	(2)	(1,993)	(1,470)	(4)	—	(3,469)
Interest expense, including amortization of debt financing costs	(3,473)	(45,950)	(7,574)	(11,345)	—	(68,342)
Loss on extinguishment of debt	—	(8,185)	(2,582)	—	—	(10,767)
Equity in loss of subsidiaries	(51,431)	—	—	(40,069)	91,500	—
Other income, net	56	3,158	757	—	—	3,971

Loss before income taxes	(54,850)	(52,970)	(10,869)	(51,418)	91,500	(78,607)
Income tax benefit (expense)	2,559	15,112	(2,738)	(13)	—	14,920

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(52,291)	(37,858)	(13,607)	(51,431)	91,500	(63,687)
Cumulative effect of change in accounting principle, net of tax	(6,321)	(2,577)	—	—	—	(8,898)
Minority interest in consolidated entity	—	366	420	—	—	786

Net loss	(58,612)	(40,069)	(13,187)	(51,431)	91,500	(71,799)
Accretion of preferred interests	(7,939)	(7,380)	—	—	—	(15,319)

Net loss attributable to common shareholders	$(66,551)	$(47,449)	$(13,187)	$(51,431)	$91,500	$(87,118)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$11,130	$3,220	$—	$—	$14,350

Cash flows from investing activities:
Additions to property and equipment, net	—	(12,615)	(1,401)	—	—	(14,016)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,129)	—	—	(12,467)
Other investing activities	—	124	1	—	—	125

Net cash used for investing activities	—	(18,829)	(7,529)	—	—	(26,358)

Cash flows from financing activities:
Proceeds from debt issuance	—	254,675	172,700	—	—	427,375
Repayment of long-term debt	—	(90,524)	(173,172)	—	—	(263,696)
Proceeds from revolver draws	—	1,000	—	—	—	1,000
Repayment of senior subordinated notes	—	(153,619)	—	—	—	(153,619)
Payments for debt financing costs	—	(3,274)	(796)	—	—	(4,070)

Net cash provided by (used for) financing activities	—	8,258	(1,268)	—	—	6,990

Net increase (decrease) in cash and cash equivalents	—	559	(5,577)	—	—	(5,018)
Cash and cash equivalents at beginning of year	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of year	$—	$12,083	$1,404	$—	$—	$13,487

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$40,123	$(2,108)	$(5,929)	$—	$31,911

Cash flows from investing activities:
Additions to property and equipment, net	—	(10,300)	(252)	—	—	(10,552)
Acquisition of broadcast properties and related transaction costs	—	(12,414)	(22,693)	—	—	(35,107)
Other investing activities	—	253	801	—	—	1,054

Net cash used for investing activities	—	(22,461)	(22,144)	—	—	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	83,000	152,000	—	—	235,000
Repayment of long-term debt	—	(95,415)	(152,760)	—	—	(248,175)
Proceeds from revolver draws	—	33,000	30,500	—	—	63,500
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(742)	(364)	(6)	—	(1,112)
Capital contributions/distributions	(52)	(34,745)	—	34,797	—	—

Net cash provided by (used for) financing activities	(52)	(14,902)	29,376	5,929	—	20,351

Net increase (decrease) in cash and cash equivalents	(227)	2,760	5,124	—	—	7,657
Cash and cash equivalents at beginning of year	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of year	$—	$11,524	$6,981	$—	$—	$18,505

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$2,777	$(8,698)	$9,716	$(109)	$—	$3,686

Cash flows from investing activities:
Additions to property and equipment, net	—	(9,107)	(1,204)	—	—	(10,311)
Acquisition of broadcast properties and related transaction costs	—	(102,125)	(11,192)	—	—	(113,317)
Other investing activities	—	17	(800)	—	—	(783)

Net cash used for investing activities	—	(111,215)	(13,196)	—	—	(124,411)

Cash flows from financing activities:
Proceeds from stock offering	140,000	—	—	—	—	140,000
Proceeds from debt issuance	—	310,000	195,000	74,675	—	579,675
Repayment of long-term debt	—	(281,116)	(202,005)	—	—	(483,121)
Proceeds from revolver draws	—	32,000	16,150	—	—	48,150
Repayment of senior discount notes	—	(27,948)	—	—	—	(27,948)
Repayment of note payable to related party	—	—	(2,000)	—	—	(2,000)
Repayment of preferred membership interests and common units	(54,960)	(68,560)	—	—	—	(123,520)
Payments for debt financing costs	—	(7,002)	(2,334)	(3,195)	—	(12,531)
Payments of stock issuance costs	(14,811)	—	—	—	—	(14,811)
Capital contributions/distributions	(72,847)	142,696	—	(71,371)	—	(1,522)

Net cash provided by (used for) financing activities	(2,618)	100,070	4,811	109	—	102,372

Net increase (decrease) in cash and cash equivalents	159	(19,843)	1,331	—	—	(18,353)
Cash and cash equivalents at beginning of year	68	28,607	526	—	—	29,201

Cash and cash equivalents at end of year	$227	$8,764	$1,857	$—	$—	$10,848

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Employee Benefits

Nexstar, Mission, Quorum and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission and former employees of Quorum and VHR who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of Nexstar and Mission. Quorum and VHR recorded contributions of $0.1 million for the year ended December 31, 2003. The Quorum 401(k) plan was merged into the Nexstar 401(k) plan on March 15, 2004. The VHR 401(k) plan merged into the Mission 401(k) plan on March 29, 2004. Nexstar recorded contributions of $0.5 million for both the years ended December 31, 2005 and 2004. Nexstar did not provide for any contributions during the year ended December 31, 2003. Mission recorded contributions of $13 thousand and $16 thousand for the years ended December 31, 2005 and 2004, respectively. Mission did not provide for any contributions for the year ended December 31, 2003.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $25 thousand for each of the years ended December 31, 2005, 2004 and 2003.

17. Related Party Transactions

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

Transactions with ABRY

Quorum paid ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $0.3 million for the year ended December 31, 2003, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Certain accrued management fees were settled by issuance of 80,230 shares of Nexstar’s Class B common stock and the management agreements were terminated upon completion of the Quorum acquisition on December 30, 2003.

Other Transactions

For the year ended December 31, 2003, Nexstar recorded $7.8 million of severance related costs associated with payment to the former President and Chief Executive Officer of Quorum, as part of merger related expenses.

VHR paid compensation to the former principal stockholder and officer of VHR of $0.1 million for the year ended December 31, 2003, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Related Party Transactions—(Continued)

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

18. Unaudited Quarterly Data

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Net revenue	$52,663	$57,900	$53,965	$61,525
Income from operations	1,568 (1)	6,889 (1)	3,247 (1)	6,906
Net loss attributable to common shareholders	(12,808)	(20,928)	(8,887)	(6,107)
Basic and diluted net loss per share:
Net loss attributable to common shareholders	$(0.45)	$(0.74)	$(0.31)	$(0.22)
Basic and diluted weighted average shares outstanding	28,363	28,363	28,363	28,363

(1)	Quarterly amounts have been reclassified to conform with subsequent period presentation.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Net revenue	$54,236	$61,157	$59,884	$70,463
Income from operations	2,757	11,671	8,869	14,261
Net income (loss) attributable to common shareholders	(16,714)	1,175	(5,702)	741
Basic and diluted net income (loss) per share:
Net income (loss) attributable to common shareholders	$(0.59)	$0.04	$(0.20)	$0.03
Basic and diluted weighted average shares outstanding	28,363	28,363	28,363	28,363

19. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2003	$935	$1,273	$241	$(1,355)	$1,094
Year ended December 31, 2004	1,094	1,751	—	(1,726)	1,119
Year ended December 31, 2005	1,119	1,151	—	(1,407)	863

(1)	Uncollectable accounts written off, net of recoveries.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Valuation and Qualifying Accounts—(Continued)

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Year ended December 31, 2003	$109,472	$—	$30,122	$(23,539)	$116,055
Year ended December 31, 2004	116,055	—	12,666	—	128,721
Year ended December 31, 2005	128,721	—	21,404	—	150,125

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Reduction in valuation allowance attributable to Nexstar’s corporate reorganizaiton

20.	Subsequent Events

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. The Company operates 3 UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. The Company is currently evaluating the impact the merger will have on the Company’s consolidated financial position and results of operations.

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company is currently reassessing the estimated useful lives of its analog transmission equipment, which will accelerate future depreciation expense. The Company estimates that the useful lives and depreciation expense with respect to equipment having a net book value of approximately $9.7 million as of December 31, 2005, is subject to change. Such equipment is presently being depreciated over various remaining useful lives which extend from 2010 to 2020. The Company intends to depreciate the affected analog equipment over a remaining useful life of three years and estimates this change will increase annual depreciation expense by approximately $2.3 million.

Exhibit No.	Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

3.2	Amended and Restated By-Laws of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.2	Form of Stockholders Agreement among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Perry A. Sook and the other stockholders named therein. (Incorporated by reference to Exhibit 4.2 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.1	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2	Supplemental Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Finance Holdings II, L.L.C. and The Bank of New York, dated August 6, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Unit Agreement, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Equity Corp., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.4	First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5	Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.6	First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7	Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Bank of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.8	Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.9	Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.10	Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Broadcasting Group, L.L.C. and Nexstar Finance Holdings, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.11	Guaranty Agreement, dated as of January 12, 2001, executed by the direct subsidiaries of Nexstar Broadcasting Group, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Finance Holdings, Inc. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14	Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15	Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16	Pledge and Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.17	Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.18	Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.19	Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.20	Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.21	Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.22	Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.23	Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.24	Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.25	Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G. Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.26	Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.28	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.29	Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc., and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

Exhibit No.	Exhibit Index

10.30	Second Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.31	Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.32	Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.33	Third Amendment to Individual Loan Agreement by and between Perry A. Sook and Bank of America, N.A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.34	Form of Limited Guaranty. (Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.35	Securities Purchase Agreement between Nexstar Broadcasting Group, L.L.C., as Issuer, and Banc America Capital Investors I, L.P., as purchaser, dated as of August 7, 2001. (Incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.36	Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.38	Agreement of the Sale of Commercial Time dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.39	Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.40	Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.41	Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.42	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.43	Amendment, dated as of July 31, 1998, to Time Brokerage Agreement dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.44	Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.45	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.47	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.48	Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.49	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.50	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.51	Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.52	Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.53	Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.54	Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.55	Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.56	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.57	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.58	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.59	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.60	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.61	Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.62	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.63	Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.64	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.65	Registration Rights Agreement, by and among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.66	Reorganization Agreement, dated as of September 12, 2003, between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.67	Addendum to Employment Agreement, dated as of May 20, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.74 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.68	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.75 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.69	Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.70	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.71	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.78 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.72	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the other Parent Guarantors parties thereto, the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.79 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.73	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Mission Broadcasting, Inc., the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.80 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.74	Limited Consent, Waiver and Seventh Amendment to Credit Agreement, dated as of September 5, 2003, among Quorum Broadcasting Company, Inc., Quorum Broadcasting Company, LLC, VHR Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Quorum Broadcast Holdings, LLC, Quorum Broadcast Holdings, Inc., the Lenders parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.81 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.75	Employment Agreement, dated as of September 1, 2003, by and between G. Robert Thompson and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.82 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.76	Amendment No. 1 to the Reorganization Agreement, dated as of November 3, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.77	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.78	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.79	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Susana Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.86 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.80	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.87 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.81	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.82	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.83	Assignment and Assumption Agreement, dated as of August 6, 2001, by Nexstar Finance Holdings II, L.L.C. and Nexstar Finance Holdings, L.L.C. (Incorporated by reference to Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.84	Third Amended and Restated Credit Agreement, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.85	Second Amended and Restated Credit Agreement, dated as of December 30, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.86	First Restated Security Agreement, dated as of December 30, 2003 by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.87	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.88	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. for Nexstar Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.89	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. for Mission Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.90	Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.91	Registration Rights Agreement, by and among Nexstar Broadcasting, Inc. (f/k/a Nexstar Finance, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, Bear, Stearns & Co., Inc. and RBC Dominion Securities Corporation, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.92	Employment Agreement, dated as of January 15, 2004, by and between Paul Greeley and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.93	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index

10.94	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.95	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX (formerly KDEB)). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.96	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX (formerly KDEB)). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.97	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.98	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.99	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW (formerly WBAK)-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.100	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW (formerly WBAK)-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.101	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.102	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.103	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.104	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index

10.105	Purchase Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.106	Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.107	Consent and Second Amendment to the Nexstar Credit Agreement. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 19, 2004)

10.108	Consent and First Amendment to the Mission Credit Agreement. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 19, 2004)

10.109	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.110	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.111	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.112	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.113	Registration Rights Agreement, dated April 1, 2005, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4 (File No. 333-125847) filed by Nexstar Broadcasting, Inc. on April 6, 2005)

10.114	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.115	First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005, by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

Exhibit No.	Exhibit Index

10.116	Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.117	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.118	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.119	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.120	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.121	First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-syndication Agents) and several Lenders named therein.*

10.122	Executive Employment Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting, Inc. and Matthew E. Devine.*

10.123	Stock Grant Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting Group, Inc. and Matthew E. Devine.*

14.1	Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the registrant.*

23.1	Consent Letter issued by PricewaterhouseCoopers LLP on March 16, 2006.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith