Form 10-Q
period 2006-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2006-05-10
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, the Registrant had outstanding:

14,289,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,825	$13,487
Accounts receivable, net of allowance for doubtful accounts of $889 and $863, respectively	45,971	46,706
Current portion of broadcast rights	8,514	12,574
Prepaid expenses and other current assets	1,730	1,980
Property held for sale	400	516

Total current assets	68,440	75,263

Property and equipment, net	96,537	98,156
Broadcast rights	4,418	3,704
Goodwill	146,258	146,258
FCC licenses	138,437	138,437
Other intangible assets, net	203,483	209,536
Other noncurrent assets	8,726	8,727

Total assets	$666,299	$680,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	8,944	13,169
Accounts payable	9,134	9,176
Accrued expenses	12,182	12,115
Taxes payable	253	249
Interest payable	2,998	6,556
Deferred revenue	5,102	4,369

Total current liabilities	42,098	49,119

Debt	641,014	643,020
Broadcast rights payable	5,307	4,639
Deferred tax liabilities	35,507	34,256
Deferred revenue	3,109	3,207
Deferred gain on sale of assets	6,131	6,240
Other liabilities	6,007	5,625

Total liabilities	739,173	746,106

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both March 31, 2006 and December 31, 2005	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 at both March 31, 2006 and December 31, 2005	143	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both March 31, 2006 and December 31, 2005	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both March 31, 2006 and December 31, 2005	7	7
Additional paid-in capital	392,831	392,393
Accumulated deficit	(465,989)	(458,702)

Total stockholders’ deficit	(72,874)	(66,025)

Total liabilities and stockholders’ deficit	$666,299	$680,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net revenue	$59,826	$53,312

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	17,388	16,197
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	20,378	18,095
Amortization of broadcast rights	5,228	6,158
Amortization of intangible assets	6,053	6,762
Depreciation	4,626	4,423
Loss on asset disposal, net	64	109

Total operating expenses	53,737	51,744

Income from operations	6,089	1,568
Interest expense, including amortization of debt financing costs	(12,242)	(13,075)
Interest income	117	39
Other income (expenses), net	—	(48)

Loss before income taxes	(6,036)	(11,516)
Income tax expense	(1,251)	(1,292)

Net loss	$(7,287)	$(12,808)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.45)
Weighted average number of common shares outstanding:
Basic and diluted	28,363	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,287)	$(12,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,251	1,253
Provision for bad debts	153	334
Depreciation of property and equipment	4,626	4,423
Amortization of intangible assets	6,053	6,762
Amortization of debt financing costs	291	518
Amortization of broadcast rights, excluding barter	2,096	2,685
Payments for broadcast rights	(2,302)	(2,637)
Loss on asset disposal, net	64	109
Deferred gain recognition	(109)	(109)
Amortization of debt discount	2,865	2,741
Stock-based compensation expense	438	—
Effect of accounting for derivative instruments	—	(197)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	582	6,063
Prepaid expenses and other current assets	250	638
Other noncurrent assets	(409)	(792)
Accounts payable and accrued expenses	25	(1,033)
Taxes payable	4	317
Interest payable	(3,558)	2,626
Deferred revenue	635	264
Other noncurrent liabilities	382	117

Net cash provided by operating activities	6,050	11,274

Cash flows from investing activities:
Additions to property and equipment	(2,982)	(2,874)
Proceeds from sale of assets	141	22
Acquisition of broadcast properties and related transaction costs	—	(12,481)

Net cash used for investing activities	(2,841)	(15,333)

Cash flows from financing activities:
Repayment of long-term debt	(4,871)	(1,587)
Proceeds from revolver draws	—	1,000
Payments for debt financing costs	—	—

Net cash used for financing activities	(4,871)	(587)

Net decrease in cash and cash equivalents	(1,662)	(4,646)

Cash and cash equivalents at beginning of period	13,487	18,505

Cash and cash equivalents at end of period	$11,825	$13,859

Supplemental schedule of cash flow information:
Cash paid for interest, net	$12,640	$7,380

Cash refunded for income taxes, net	$4	$109

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2006, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 46 television stations, 45 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one of which is an independent station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. The Company operates 3 UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. These three UPN affiliated stations will not be joining The CW network. Instead, these three stations will become affiliates of My Network TV, a new primetime programming network to be launched in September 2006. Nexstar’s and Mission’s management believe the change in affiliation for these three stations will not have a material impact on the Company’s condensed consolidated financial position and results of operations.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and may include certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”).

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of March 31, 2006, the assets of Mission consisted of current assets of $1.4 million (excluding broadcast rights), broadcast rights of $2.4 million, FCC licenses of $28.7 million, goodwill of $16.7 million, other intangible assets of $46.2 million, property and equipment of $20.5 million and other noncurrent assets of $0.6 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2006:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	Nexstar has a time brokerage agreement (“TBA”) with each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

Variable Interest Entities

The Company may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of stations in markets in which the Company owns and operates a station. Local service agreement is a general term used to refer to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station.

VIEs in connection with local service agreements entered into with stations in markets in which the Company owns and operates a station are discussed below.

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of an outsourcing agreement it entered into effective December 1, 2001 to provide certain non-programming related engineering, production, sales and administrative services for WYZZ. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.3 million for both the three months ended March 31, 2006 and 2005.

Nexstar has determined that it has a variable interest in WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair, as a result of an outsourcing agreement it entered into effective September 1, 2005 to provide certain non-programming related engineering, production, sales and administrative services for WUHF. The outsourcing agreement expires in December 2012, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WUHF under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.7 million for the three months ended March 31, 2006.

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into effective March 21, 2001 which (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market, in return for a monthly fee paid to Nexstar, and (b) under the SSA, Nexstar shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television station. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments from Piedmont under the JSA of approximately $0.2 million for both the three months ended March 31, 2006 and 2005.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair service agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of KTVE, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

Nexstar has a stock-based employee compensation plan which is described more fully in Note 7. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements (see “Adoption of SFAS No. 123(R)”).

Prior to January 1, 2006, the Company had accounted for Nexstar’s stock-based employee compensation plan using the intrinsic value method of expense recognition prescribed by Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, which was permitted as an alternative to the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company applied the disclosure only provisions of SFAS No. 123 and made pro forma disclosure as if the fair value of stock options had been expensed under the accounting prescribed by SFAS No. 123. Under the intrinsic value method of accounting of APB No. 25, compensation expense was not recognized when stock options were granted with an exercise price greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant.

The following table illustrates the pro forma effect on the net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three Months Ended March 31, 2005
(in thousands, except per share amounts)
Net loss, as reported	$(12,808)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(366)

Pro forma net loss	$(13,174)

Basic and diluted net loss per common share, as reported	$(0.45)
Basic and diluted net loss per common share, pro forma	$(0.46)

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options granted to employees. There is no difference between basic and diluted net loss per share since the effect of stock options is not included in the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005, as the effect would be anti-dilutive. Stock options for 2,124,055 and 2,123,000 weighted-average common shares were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the diluted per share computation because the option exercise prices were greater than the average market price of the common stock. Stock options for 787,222 weighted-average common shares were in-the-money during the three months ended March 31, 2006, but were not included in the diluted per share computation because the Company had a net loss. There were no in-the-money stock options during the three months ended March 31, 2005.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Adoption of SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award. The Company elected to use the modified prospective transition method and has recognized compensation expense for (i) all stock options granted after December 31, 2005 based on the requirements of SFAS No. 123(R), and (ii) the unvested portion of stock options granted prior to January 1, 2006 based on the fair values previously calculated for SFAS No. 123 pro forma disclosure purposes. Accordingly, because the Company applied a prospective transition method, prior period financial statements have not been adjusted to reflect compensation expense under the fair-value recognition provisions of this Statement. At December 31, 2005, the aggregate value of the unvested portion of previously issued stock options was approximately $6.1 million. Compensation cost related to these stock options is being recognized as expense ratably over the remaining vesting period of the awards which become fully-vested in 2010.

The weighted-average assumptions used in the Black-Scholes calculation for option grants during the three months ended March 31, 2006, were as follows:

Volatility factor	44.77%
Risk-free interest rate	4.31%
Expected life	6.5 years
Dividend yield	0%
Fair value per share of options granted	$2.39

The expected volatility assumption used for stock option grants in 2006 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the three months ended March 31, 2006, Nexstar granted stock options with “plain vanilla” characteristics and has estimated the expected term assumption using the simplified method provided in SEC Staff Accounting Bulletin No. 107. The Company utilized the simplified method of estimating expected term based on its lack of option exercise history. The risk-free interest rate is based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term.

As a result of adopting SFAS No. 123(R), Nexstar recorded $0.4 million ($0.01 per basic and diluted share) of compensation expense for the three months ended March 31, 2006 which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the adoption of SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements. The ongoing impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants. However, based on the awards currently known to be outstanding, Nexstar anticipates that the impact of adopting SFAS 123(R) will result in annual expense in 2006 of approximately $1.6 million. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur, but are not presently known.

Prior to January 1, 2006, as permitted by SFAS No. 123, Nexstar accounted for stock-based compensation to employees using the intrinsic value method of APB No. 25 and, as such, did not recognize compensation cost for employee stock options for the three months ended March 31, 2005 as all options granted under its stock-based employee compensation plan had an exercise price greater than or equal to the market price of Nexstar’s common stock on the date of the grant.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments – an amendment to of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. Management is currently evaluating the impact the adoption of this Statement will have on the Company’s condensed consolidated financial statements, which will primarily depend on the types of hybrid financial instruments the Company issues or acquires in the future.

3. Property and Equipment

Property Held for Sale

During the second quarter of 2005, management committed to a plan to sell buildings in Abilene, Texas and Utica, New York, which were vacated after the Company finalized consolidation of its station operations in these markets. Accordingly, the buildings, building improvements and land have been recorded at their estimated fair value less costs to sell. Fair value is based on management’s estimate of the amount that could be realized from the sale of the properties in a current transaction between willing parties. The estimate is derived from professional appraisals and quotes obtained from local real estate brokers. On January 31, 2006, the Utica property was sold for cash proceeds of $0.1 million, which approximated the carrying value of the assets. The carrying value of assets held for sale at March 31, 2006 was $0.4 million.

Analog Transmission Equipment

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extend from 2010 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $2.3 million. During the three months ended March 31, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.4 million ($0.01 per basic and diluted share).

4. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$335,588	$(142,325)	$193,263	$335,588	$(136,729)	$198,859
Other definite-lived intangible assets	1-15	23,132	(12,912)	10,220	23,132	(12,455)	10,677

Total intangible assets subject to amortization		$358,720	$(155,237)	$203,483	$358,720	$(149,184)	$209,536

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Intangible Assets and Goodwill — (Continued)

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $284.7 million at both March 31, 2006 and December 31, 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2006, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the periods ended March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Beginning balance	$146,258	$145,576
Acquisitions	—	682

Ending balance	$146,258	$146,258

The consummation of the acquisitions of WTVO and KFTA/KNWA during 2005 increased goodwill by approximately $0.7 million.

Total amortization expense from definite-lived intangibles for the three months ended March 31, 2006 and 2005 was $6.1 million and $6.8 million, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2006 is approximately $25 million for years of 2006 and 2007, approximately $24 million for years of 2008 and 2009 and approximately $23 million for the year of 2010.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Compensation and related taxes	$3,727	$3,524
Sales commissions	1,315	1,249
Employee benefits	1,021	994
Property taxes	802	697
Other accruals related to operating expenses	5,317	5,651

	$12,182	$12,115

6. Debt

Long-term debt consisted of the following:

	March 31 2006	December 31, 2005
	(in thousands)
Term loans	$342,758	$347,629
7% senior subordinated notes due 2014, net of discount of $2,403 and $2,460	197,597	197,540
11.375% senior discount notes due 2013, net of discount of $25,856 and $28,664	104,144	101,336

	644,499	646,505
Less: current portion	(3,485)	(3,485)

	$641,014	$643,020

The Nexstar Senior Secured Credit Facility

The Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $50.0 million revolving loan. As of March 31, 2006 and December 31, 2005, Nexstar Broadcasting had $170.9 million and $175.4 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the three months ended March 31, 2006, repayments of Nexstar’s Term Loan B included a voluntary repayment of $4.0 million. The revolving loan is not subject to incremental reduction and matures in April 2012.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

The total weighted average interest rate of the Nexstar Facility was 6.73% and 6.28% at March 31, 2006 and December 31, 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $47.5 million revolving loan. As of March 31, 2006 and December 31, 2005, Mission had $171.8 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. The total weighted average interest rate of the Mission Facility was 6.73% and 6.28% at March 31, 2006 and December 31, 2005, respectively.

Unused Commitments and Borrowing Availability

As of March 31, 2006, there was approximately $97.5 million of total unused commitments under the Nexstar Broadcasting and Mission senior secured credit facilities. Based on covenant calculations, as of March 31, 2006, there was approximately $10 million of total available borrowings that could be drawn under the Nexstar Broadcasting and Mission senior secured credit facilities.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 8.00 times the last twelve months operating cash flow (as defined in the credit agreement) at March 31, 2006, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow at March 31, 2006, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation Plan

2003 Long-Term Equity Incentive Plan

In 2003, Nexstar established the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other key employees of Nexstar or consultants. A maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued under the 2003 Plan, and as of March 31, 2006, a total of 12,000 shares were available for future grant.

As of March 31, 2006, options to purchase 2,958,000 shares of Nexstar’s Class A common stock were outstanding under the 2003 Plan. Options awarded under the 2003 Plan are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant under the 2003 Plan may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled thirty days following the termination date. At March 31, 2006, there was approximately $5.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.99 years.

During 2006, Nexstar granted 30,000 shares of restricted stock under the 2003 Plan. This award vests monthly in increments of 2,500 shares and becomes fully vested as of January 23, 2007. As of March 31, 2006, 5,000 shares of the awarded were vested. The fair value of the award totaling $140 thousand, which was based on the market price of Nexstar’s common stock on the date of grant, is being recognized as an expense ratably over the vesting period and Nexstar recorded $23 thousand of compensation expense for the three months ended March 31, 2006, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. Prior to January 1, 2006, Nexstar had not granted any restricted stock awards and there were no forfeitures of nonvested restricted stock during the three months ended March 31, 2006. At March 31, 2006, the total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $117 thousand, which is expected to be recognized through first quarter 2007.

The following table summarizes stock award activity and related information for the three months ended March 31, 2006 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2006	217,000	2,783,000	$9.68
Options granted	(300,000)	300,000	$4.68	(1)
Restricted stock granted	(30,000)	—	—
Options exercised	—	—	—
Options forfeited/cancelled	125,000	(125,000)	$11.08

Balance at March 31, 2006	12,000	2,958,000	$9.12		8.63	$807,550

Exercisable at March 31, 2006		776,500	$12.91		7.72	—
Fully vested and expected to vest at March 31, 2006		2,809,427	$9.22		8.60	$743,786

(1)	All options granted during the three months ended March 31, 2006 had an exercise price equal to the grant-date market price.
(2)	Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $5.20 on March 31, 2006, and the exercise price multiplied by the number of options outstanding.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation Plan—(Continued)

The following table summarizes information about options outstanding as of March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 3/31/06	Weighted- Average Exercise Price
$ 4.37 - $ 4.99	1,085,000	9.74	$4.46	—	$—
$ 5.00 - $ 6.99	35,000	9.41	$5.92	—	$—
$ 7.00 - $ 8.99	685,000	8.40	$8.63	153,000	$8.63
$ 9.00 - $13.99	100,000	7.99	$12.71	28,000	$12.93
$14.00 - $14.17	1,053,000	7.67	$14.01	595,500	$14.00

	2,958,000			776,500

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

Digital Television (“DTV”) Conversion

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations Nexstar and Mission own and operate are broadcasting at least a low-power digital television signal, except for KNWA, for which Nexstar has filed a request for extension of time with the FCC. When the FCC acts on the extension request, Nexstar will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period Nexstar could be subject to sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $1.2 million and $0.8 million, respectively, for the three months ended March 31, 2006 and 2005.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters—(Continued)

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. See Note 3 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Full-Power DTV Facilities Construction

The FCC has released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet these build-out deadlines, and that have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2006, Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC and KARK are broadcasting with full-power digital signals. Nexstar and Mission have filed requests for extension of time to construct full-power DTV facilities for their top four network affiliates in the top one hundred markets. The FCC has not yet acted on these requests for extension of time.

The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

10. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At March 31, 2006, Mission had $171.8 million outstanding under its senior credit facility.

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

The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 31, 2005 with respect to the financial position and for the three months ended March 31, 2006 and 2005 for results of operations and cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,825	$—	$11,825
Other current assets	—	7	56,608	—	56,615

Total current assets	—	7	68,433	—	68,440

Investments in subsidiaries eliminated upon consolidation	21,369	125,226	—	(146,595)	—
Amounts due from parents eliminated upon consolidation	—	—	5,707	(5,707)	—
Property and equipment, net	—	—	96,537	—	96,537
Goodwill	—	—	146,258	—	146,258
FCC licenses	—	—	138,437	—	138,437
Other intangible assets, net	—	—	203,483	—	203,483
Other noncurrent assets	1	2,255	10,898	(10)	13,144

Total assets	$21,370	$127,488	$669,753	$(152,312)	$666,299

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	26	—	38,587	—	38,613

Total current liabilities	26	—	42,072	—	42,098

Debt	—	104,144	536,870	—	641,014
Amounts due to subsidiary eliminated upon consolidation	3,734	1,973	—	(5,707)	—
Other noncurrent liabilities	—	2	56,070	(11)	56,061

Total liabilities	3,760	106,119	635,012	(5,718)	739,173

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	17,326	21,369	34,741	(146,594)	(73,158)

Total stockholders’ equity (deficit)	17,610	21,369	34,741	(146,594)	(72,874)

Total liabilities and stockholders’ equity (deficit)	$21,370	$127,488	$669,753	$(152,312)	$666,299

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13,487	$—	$13,487
Other current assets	—	7	61,769	—	61,776

Total current assets	—	7	75,256	—	75,263

Investments in subsidiaries eliminated upon consolidation	27,184	128,153	—	(155,337)	—
Amounts due from parents eliminated upon consolidation	—	—	6,112	(6,112)	—
Property and equipment, net	—	—	98,156	—	98,156
Goodwill	—	—	146,258	—	146,258
FCC licenses	—	—	138,437	—	138,437
Other intangible assets, net	—	—	209,536	—	209,536
Other noncurrent assets	1	2,335	10,105	(10)	12,431

Total assets	$27,185	$130,495	$683,860	$(161,459)	$680,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	24	—	45,610	—	45,634

Total current liabilities	24	—	49,095	—	49,119

Debt	—	101,336	541,684	—	643,020
Amounts due to subsidiary eliminated upon consolidation	4,139	1,973	—	(6,112)	—
Other noncurrent liabilities	—	2	53,976	(11)	53,967

Total liabilities	4,163	103,311	644,755	(6,123)	746,106

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	22,738	27,184	39,105	(155,336)	(66,309)

Total stockholders’ equity (deficit)	23,022	27,184	39,105	(155,336)	(66,025)

Total liabilities and stockholders’ equity (deficit)	$27,185	$130,495	$683,860	$(161,459)	$680,081

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$59,826	$—	$59,826

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,388	—	17,388
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	35	—	20,343	—	20,378
Amortization of broadcast rights	—	—	5,228	—	5,228
Amortization of intangible assets	—	—	6,053	—	6,053
Depreciation	—	—	4,626	—	4,626
Loss asset disposal, net	—	—	64	—	64

Total operating expenses	35	—	53,702	—	53,737

Income (loss) from operations	(35)	—	6,124	—	6,089
Interest expense, including amortization of debt financing costs	—	(2,888)	(9,354)	—	(12,242)
Equity in loss of subsidiaries	(5,815)	(2,927)	—	8,742	—
Other income, net	—	—	117	—	117

Loss before income taxes	(5,850)	(5,815)	(3,113)	8,742	(6,036)
Income tax expense	—	—	(1,251)	—	(1,251)

Net loss	$(5,850)	$(5,815)	$(4,364)	$8,742	$(7,287)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$53,312	$—	$53,312

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,197	—	16,197
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	39	—	18,056	—	18,095
Amortization of broadcast rights	—	—	6,158	—	6,158
Amortization of intangible assets	—	—	6,762	—	6,762
Depreciation	—	—	4,423	—	4,423
Loss on asset disposal, net	—	—	109	—	109

Total operating expenses	39	—	51,705	—	51,744

Income (loss) from operations	(39)	—	1,607	—	1,568
Interest expense, including amortization of debt financing costs	—	(2,594)	(10,481)	—	(13,075)
Equity in loss of subsidiaries	(10,588)	(7,994)	—	18,582	—
Other expense, net	—	—	(9)	—	(9)

Loss before income taxes	(10,627)	(10,588)	(8,883)	18,582	(11,516)
Income tax expense	—	—	(1,292)	—	(1,292)

Net loss	$(10,627)	$(10,588)	$(10,175)	$18,582	$(12,808)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$6,050	$—	$6,050

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(2,982)	—	(2,982)
Other investing activites	—	—	141	—	141

Net cash used for investing activities	—	—	(2,841)	—	(2,841)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(4,871)	—	(4,871)

Net decrease in cash and cash equivalents	—	—	(1,662)	—	(1,662)

Cash and cash equivalents at beginning of period	—	—	13,487	—	13,487

Cash and cash equivalents at end of period	$—	$—	$11,825	$—	$11,825

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$11,274	$—	$11,274

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(2,874)	—	(2,874)
Acquisition of broadcast properties and related transaction costs	—	—	(12,481)	—	(12,481)
Other investing activites	—	—	22	—	22

Net cash used for investing activities	—	—	(15,333)	—	(15,333)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(1,587)	—	(1,587)
Proceeds from revolver draws	—	—	1,000	—	1,000

Net cash used for financing activities	—	—	(587)	—	(587)

Net decrease in cash and cash equivalents	—	—	(4,646)	—	(4,646)

Cash and cash equivalents at beginning of period	—	—	18,505	—	18,505

Cash and cash equivalents at end of period	$—	$—	$13,859	$—	$13,859

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

The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 31, 2005 with respect to the financial position and for the three months ended March 31, 2006 and 2005 for results of operations and cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,109	$716	$—	$—	$11,825
Due from Mission	—	21,094	—	—	(21,094)	—
Other current assets	—	54,318	2,290	7	—	56,615

Total current assets	—	86,521	3,006	7	(21,094)	68,440

Investments in subsidiaries eliminated upon consolidation	21,369	—	—	125,226	(146,595)	—
Amounts due from parents eliminated upon consolidation	—	5,707	—	—	(5,707)	—
Property and equipment, net	—	76,084	20,487	—	(34)	96,537
Goodwill	—	129,607	16,651	—	—	146,258
FCC licenses	—	109,701	28,736	—	—	138,437
Other intangible assets, net	—	157,235	46,248	—	—	203,483
Other noncurrent assets	1	9,553	1,345	2,255	(10)	13,144

Total assets	$21,370	$574,408	$116,473	$127,488	$(173,440)	$666,299

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	21,094	—	(21,094)	—
Other current liabilities	26	35,482	3,105	—	—	38,613

Total current liabilities	26	37,240	25,926	—	(21,094)	42,098

Debt	—	366,760	170,110	104,144	—	641,014
Amounts due to subsidiary eliminated upon consolidation	3,734	—	—	1,973	(5,707)	—
Other noncurrent liabilities	—	45,182	10,888	2	(11)	56,061

Total liabilities	3,760	449,182	206,924	106,119	(26,812)	739,173

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	17,326	125,226	(90,451)	21,369	(146,628)	(73,158)

Total stockholders’ equity (deficit)	17,610	125,226	(90,451)	21,369	(146,628)	(72,874)

Total liabilities and stockholders’ equity (deficit)	$21,370	$574,408	$116,473	$127,488	$(173,440)	$666,299

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,083	$1,404	$—	$—	$13,487
Due from Mission	—	22,215	—	—	(22,215)	—
Other current assets	—	58,801	2,968	7	—	61,776

Total current assets	—	93,099	4,372	7	(22,215)	75,263

Investments in subsidiaries eliminated upon consolidation	27,184	—	—	128,153	(155,337)	—
Amounts due from parents eliminated upon consolidation	—	6,112	—	—	(6,112)	—
Property and equipment, net	—	77,091	21,102	—	(37)	98,156
Goodwill	—	129,607	16,651	—	—	146,258
FCC licenses	—	109,701	28,736	—	—	138,437
Intangible assets, net	—	161,939	47,597	—	—	209,536
Other noncurrent assets	1	8,759	1,346	2,335	(10)	12,431

Total assets	$27,185	$586,308	$119,804	$130,495	$(183,711)	$680,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	22,215	—	(22,215)	—
Other current liabilities	24	41,774	3,836	—	—	45,634

Total current liabilities	24	43,532	27,778	—	(22,215)	49,119

Debt	—	371,143	170,541	101,336	—	643,020
Amounts due to subsidiary eliminated upon consolidation	4,139	—	—	1,973	(6,112)	—
Other noncurrent liabilities	—	43,480	10,496	2	(11)	53,967

Total liabilities	4,163	458,155	208,815	103,311	(28,338)	746,106

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	22,738	128,153	(89,011)	27,184	(155,373)	(66,309)

Total stockholders’ equity (deficit)	23,022	128,153	(89,011)	27,184	(155,373)	(66,025)

Total liabilities and stockholders’ equity (deficit)	$27,185	$586,308	$119,804	$130,495	$(183,711)	$680,081

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$58,457	$1,369	$—	$—	$59,826
Revenue between consolidated entities	—	1,950	6,976	—	(8,926)	—

Net revenue	—	60,407	8,345	—	(8,926)	59,826

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,249	1,139	—	—	17,388
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	35	19,842	501	—	—	20,378
Local service agreement fees between consolidated entities	—	6,976	1,950	—	(8,926)	—
Amortization of broadcast rights	—	4,283	945	—	—	5,228
Amortization of intangible assets	—	4,704	1,349	—	—	6,053
Depreciation	—	3,848	781	—	(3)	4,626
Loss on asset disposal, net	—	57	7	—	—	64

Total operating expenses	35	55,959	6,672	—	(8,929)	53,737

Income (loss) from operations	(35)	4,448	1,673	—	3	6,089
Interest expense, including amortization of debt financing costs	—	(6,565)	(2,789)	(2,888)	—	(12,242)
Equity in loss of subsidiaries	(5,815)	—	—	(2,927)	8,742	—
Other income, net	—	104	13	—	—	117

Loss before income taxes	(5,850)	(2,013)	(1,103)	(5,815)	8,745	(6,036)
Income tax expense	—	(914)	(337)	—	—	(1,251)

Net loss	$(5,850)	$(2,927)	$(1,440)	$(5,815)	$8,745	$(7,287)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$51,886	$1,426	$—	$—	$53,312
Revenue between consolidated entities	—	2,850	6,678	—	(9,528)	—

Net revenue	—	54,736	8,104	—	(9,528)	53,312

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,184	1,013	—	—	16,197
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	39	17,570	486	—	—	18,095
Local service agreement fees between consolidated entities	—	6,678	2,850	—	(9,528)	—
Amortization of broadcast rights	—	4,975	1,183	—	—	6,158
Amortization of intangible assets	—	5,119	1,643	—	—	6,762
Depreciation	—	3,724	702	—	(3)	4,423
Loss on asset disposal, net	—	60	49	—	—	109

Total operating expenses	39	53,310	7,926	—	(9,531)	51,744

Income (loss) from operations	(39)	1,426	178	—	3	1,568
Interest expense, including amortization of debt financing costs	—	(8,454)	(2,027)	(2,594)	—	(13,075)
Equity in loss of subsidiaries	(10,588)	—	—	(7,994)	18,582	—
Other income (expense), net	—	(15)	6	—	—	(9)

Loss before income taxes	(10,627)	(7,043)	(1,843)	(10,588)	18,585	(11,516)
Income tax expense	—	(951)	(341)	—	—	(1,292)

Net loss	$(10,627)	$(7,994)	$(2,184)	$(10,588)	$18,585	$(12,808)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$6,135	$(85)	$—	$—	$6,050

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,806)	(176)	—	—	(2,982)
Other investing activites	—	137	4	—	—	141

Net cash used for investing activities	—	(2,669)	(172)	—	—	(2,841)

Cash flows from financing activities:
Repayment of long-term debt	—	(4,440)	(431)	—	—	(4,871)

Net decrease in cash and cash equivalents	—	(974)	(688)	—	—	(1,662)

Cash and cash equivalents at beginning of period	—	12,083	1,404	—	—	13,487

Cash and cash equivalents at end of period	$—	$11,109	$716	$—	$—	$11,825

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$10,807	$467	$—	$—	$11,274

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,680)	(194)	—	—	(2,874)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,143)	—	—	(12,481)
Other investing activites	—	7	15	—	—	22

Net cash used for investing activities	—	(9,011)	(6,322)	—	—	(15,333)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,207)	(380)	—	—	(1,587)
Proceeds from revolver draws	—	1,000	—	—	—	1,000

Net cash used for financing activities	—	(207)	(380)	—	—	(587)

Net increase (decrease) in cash and cash equivalents	—	1,589	(6,235)	—	—	(4,646)

Cash and cash equivalents at beginning of period	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of period	$—	$13,113	$746	$—	$—	$13,859

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended March 31, 2006 and 2005, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

13. Subsequent Events

On April 18, 2006, Nexstar and Mission announced that they have filed an application with the FCC for consent for Nexstar to sell KFTA-TV, Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC approval, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Nexstar’s KNWA-TV, Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA-TV to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. Upon closing the purchase of KFTA, Mission plans to enter into a joint sales and shared services agreement with Nexstar’s KNWA-TV whereby KNWA will provide local news, sales and other non-programming services to KFTA.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2006, unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q.

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to “the Company” refer to Nexstar and Mission collectively.

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have considered the method of accounting under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion and analysis of our financial condition and results of operations includes Mission’s financial position and results of operations.

Executive Summary

First Quarter 2006 Highlights

•	Net revenue increased 12.2% primarily from the increase in local, national and political advertising revenue along with retransmission consent compensation.

•	Core local and national advertising revenue increased 11.1% partially due to advertising revenue generated during the coverage of the Olympic Games in the first quarter of 2006.

•	We announced that we had reached multi-year retransmission consent agreements with approximately 150 content distributors within the 27 markets in which we broadcast, which is expected to generate approximately $49 million in revenue over the life of the agreements. Retransmission consent agreements contributed cash compensation revenue of $2.0 million and advertising revenue of approximately $1.0 million for the three months ended March 31, 2006, compared to cash compensation revenue of $0.5 million for the three months ended March 31, 2005.

•	We and Mission made repayments of $4.9 million to Term Loan B under the senior secured credit facilities, of which $4.0 million was a voluntary repayment and $0.9 million were scheduled term loan maturities.

•	Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that method, we are required to record compensation expense for all stock options granted, but not yet vested, for the three months ended March 31, 2006. We determine compensation expense based on the options’ fair value at their grant date using the Black-Scholes option pricing model. Because we have adopted a prospective transition method, results for prior periods have not been restated. Total compensation cost recognized for the three months ended March 31, 2006 was approximately $0.4 million ($0.01 per basic and diluted share).

Overview of Operations

We owned and operated 29 television stations as of March 31, 2006. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of March 31, 2006. Mission is 100% owned by an independent third party.

The following table summarizes the various local service agreements we had in effect as of March 31, 2006 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs permit us to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

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

Industry Trends

The Television Bureau of Advertising has forecasted U.S. television advertising revenue in 2006 to increase by approximately 6% - 8% compared to 2005 primarily due to higher political spending this year and advertising spending incurred in conjunction with the Olympic Games in 2006.

Our net revenue increased 12.2% to $59.8 million for the three months ended March 31, 2006, compared to $53.3 million for the three months ended March 31, 2005. Our net revenue was higher in 2006 than in 2005 due to several factors, including advertising revenue generated during the coverage of the Olympic Games and an increased demand for political advertising that was favorably affected by the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political revenue was $1.9 million for the three months ended March 31, 2006, a significant increase over the $0.3 million for the three months ended March 31, 2005. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2006 is an election year, a significant percentage of the Company’s revenue growth in 2006 is expected to be attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races.

Automotive-related advertising, our largest advertising category, represented approximately 24% and 26% of our core local and national advertising revenue for the three months ended March 31, 2006 and 2005, respectively. Our automotive-related advertising decreased approximately 5% for the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to a decline in demand for advertising from this business category. A significant change in this advertising revenue source could materially affect our future results of operations.

Recent Developments

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. We and Mission operate 3 UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. These three UPN affiliated stations will not be joining The CW network. Instead, these three stations will become affiliates of My Network TV, a new primetime programming network to be launched in September 2006. Our and Mission’s management believe the change in affiliation for these three stations will not have a material impact on the Company’s condensed consolidated financial position and results of operations.

On February 1, 2006, Nexstar announced that it had reached multi-year retransmission consent agreements with approximately 150 content distributors within the 27 markets in which the Company broadcasts, which in aggregate have approximately 4 million subscribers. The retransmission agreements with both the cable operators and direct broadcast satellite providers are expected to generate approximately $49 million in revenue to the Company over the life of the agreements which range in length from three to five years, with the majority of the agreements having terms of three to four years.

On April 18, 2006, Nexstar and Mission announced that they have filed an application with the FCC for consent for Nexstar to sell KFTA-TV, Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC approval, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Nexstar’s KNWA-TV, Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA-TV to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. Upon closing the purchase of KFTA, Mission plans to enter into a joint sales and shared services agreement with Nexstar’s KNWA-TV whereby KNWA will provide local news, sales and other non-programming services to KFTA.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$39,209	62.8	$35,221	64.6
National	17,431	27.9	15,777	29.0
Political	1,862	3.0	294	0.5
Retransmission consent agreements cash compensation	2,006	3.2	499	0.9
Network compensation	1,049	1.7	1,930	3.5
Other	854	1.4	788	1.5

Total gross revenue	62,411	100.0	54,509	100.0
Less: Agency commissions	7,290	11.7	6,347	11.6

Net broadcast revenue	55,121	88.3	48,162	88.4
Trade and barter revenue	4,705		5,150

Net revenue	$59,826		$53,312

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$59,826	100.0	$53,312	100.0
Operating expenses:
Corporate expenses	3,217	5.4	3,022	5.7
Station direct operating expenses, net of trade	15,790	26.4	14,671	27.5
Selling, general and administrative expenses	17,161	28.7	15,073	28.3
Loss on asset disposal, net	64	0.1	109	0.2
Trade and barter expense	4,730	7.9	4,999	9.4
Depreciation and amortization	10,679	17.9	11,185	21.0
Amortization of broadcast rights, excluding barter	2,096	3.5	2,685	5.0

Income from operations	$6,089		$1,568

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenue

Gross local advertising revenue was $39.2 million for the three months ended March 31, 2006, compared to $35.2 million for the same period in 2005, an increase of $4.0 million, or 11.3%. Gross national advertising revenue was $17.4 million for the three months ended March 31, 2006, compared to $15.8 million for the same period in 2005, an increase of $1.6 million, or 10.5%. The combined increase in gross local and national advertising revenue of $5.6 million was primarily the result of (1) revenue generated for the three months ended March 31, 2006 from the outsourcing agreement that commenced in September 2005 between Nexstar and WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), (2) advertising revenue generated during the coverage of the Olympic Games that took place during the three months ended March 31, 2006, a portion of which was incremental to those time periods, and (3) advertising revenue from new local customers increased by approximately $0.7 million. Automotive advertising revenue, our largest business category, which decreased approximately $0.7 million during the first quarter of 2006 compared to the prior year, was offset by the Fast Food/Restaurant business category, our second largest category, which increased by approximately $0.7 million during the first quarter of 2006.

Gross political advertising revenue was $1.9 million for the three months ended March 31, 2006, compared to $0.3 million for the same period in 2005, an increase of $1.6 million, or 533.3%. The increase in gross political revenue was attributed to statewide and/or local races in Illinois, Texas and Arkansas that occurred during the three months ended March 31, 2006 as compared to nominal political advertising during the three months ended March 31, 2005.

Cash compensation from retransmission consent agreements was $2.0 million for the three months ended March 31, 2006, compared to $0.5 million for the same period in 2005, an increase of $1.5 million, or 302.0%. The increase in cash compensation from retransmission consent agreements was primarily the result of a significant increase in the number of retransmission consent agreements entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.2 million for the three months ended March 31, 2006, compared to $3.0 million for the three months ended March 31, 2005, an increase of $0.2 million, or 6.5%. The increase during the three months ended March 31, 2006 was primarily attributed to higher compensation costs associated with stock-based compensation expense that was not previously expensed, an increase in corporate personnel necessary to effectively support our growing television station portfolio and a higher amount of bonuses accrued in the first quarter of 2006, partially offset by a decrease in professional services fees incurred during the first quarter of 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $33.0 million for the three months ended March 31, 2006, compared to $29.8 million for the same period in 2005, an increase of $3.2 million, or 10.8%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended March 31, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in claims incurred under the group health insurance plan, (3) an increase in sales commissions associated with the increase in the Company’s local and national advertising revenue, (4) an increase in programming costs primarily due to film reimbursements and music licenses for WUHF, and (5) an increase in news department costs.

Amortization of broadcast rights, excluding barter, was $2.1 million for the three months ended March 31, 2006, compared to $2.7 million for the same period in 2005, a decrease of $0.6 million, or 21.9%. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming and a decline in write downs of broadcast programming during the first quarter of 2006 compared to the same period last year.

Amortization of intangible assets was $6.1 million for the three months ended March 31, 2006, compared to $6.8 million for the same period in 2005, a decrease of $0.7 million, or 10.5%. The decrease was primarily related to intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $4.6 million for the three months ended March 31, 2006, as compared to $4.4 million for the same period in 2005, an increase of $0.2 million, or 4.6%. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives. The increase in depreciation was partially offset by assets at certain stations becoming fully depreciated after March 31, 2005.

Income from Operations

Income from operations was $6.1 million for the three months ended March 31, 2006, compared to $1.6 million for the same period in 2005, an increase of $4.5 million, or 288.3%. The increase in income from operations for the three months ended March 31, 2006 was primarily attributable to the increase in net revenue, particularly in local advertising revenue, partially offset by an increase in station direct operating expenses, net of trade, and selling, general and administrative expenses as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $12.2 million for the three months ended March 31, 2006, compared to $13.1 million for the same period in 2005, a decrease of $0.9 million, or 6.4%. The decrease in interest expense was primarily attributed to the redemption of our outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) in April 2005, partially offset by the issuance of the $75.0 million in the aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) in April 2005, and higher interest rates and a greater amount of debt outstanding in 2006 under our and Mission’s senior credit facilities.

Income Taxes

Income taxes were $1.3 million for both the three months ended March 31, 2006 and 2005. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$6,050	$11,274
Net cash used for investing activities	(2,841)	(15,333)
Net cash used for financing activities	(4,871)	(587)

Net decrease in cash and cash equivalents	$(1,662)	$(4,646)

Cash paid for interest, net	$12,640	$7,380
Cash refunded for income taxes, net	$4	$109

	March 31, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$11,825	$13,487
Long-term debt including current portion	$644,499	$646,505
Unused commitments under senior credit facilities (1)	$97,500	$97,500

(1)	Based on covenant calculations as of March 31, 2006, there was approximately $10 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $5.2 million during the three months ended March 31, 2006 compared to the same period in 2005. The decrease was primarily due to a decrease of $6.2 million in cash flows from interest payable and a decrease of $5.5 million in cash flows from accounts receivable, partially offset by better operating results as reflected in the $5.5 million decrease in net loss and an increase of $1.1 million in cash flows from accounts payable and accrued expenses.

Cash paid for interest increased by $5.3 million during the three months ended March 31, 2006 compared to the same period in 2005. Cash payments for interest for our 7% Notes were $7.0 million for the three months ended March 31, 2006, compared to $4.4 million for the three months ended March 31, 2005, an increase of $2.6 million due to the issuance of an additional $75.0 million of 7% Notes. Cash payments of interest on our and Mission’s senior credit facilities were $5.7 million for the three months ended March 31, 2006, compared to $3.0 million for the three months ended March 31, 2005, an increase of $2.7 million due to higher interest rates and a greater amount of debt outstanding in 2006 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $12.5 million during the three months ended March 31, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to a decrease in acquisition related payments, partially offset by an increase in purchases of property and equipment.

Capital expenditures were $3.0 million for the three months ended March 31, 2006, compared to $2.9 million for the three months ended March 31, 2005. The increase was attributable to digital conversion expenditures, which increased from $0.8 million for the three months ended March 31, 2005 to $1.2 million for the same period in 2006. We project that 2006 full-year capital expenditures will be approximately $22.0 million.

There was no cash used for station acquisitions for the three months ended March 31, 2006, compared to $12.5 million for the same period in 2005. Acquisition related payments for the three months ended March 31, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively.

Cash Flows – Financing Activities

The comparative net cash used for financing activities increased by $4.3 million during the three months ended March 31, 2006 compared to the same period in 2005, primarily due to an increase in repayments under our and Mission’s senior secured credit facilities.

During the three months ended March 31, 2006, there were $4.9 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $0.9 million and the voluntary repayment of $4.0 million of term loans on March 31, 2006.

During the three months ended March 31, 2005, there were $0.6 million of scheduled term loan maturities, $1.0 million of revolving loan repayments and $1.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2006, Nexstar and Mission had total combined debt of $644.5 million, which represented 112.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2006:

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
		(in thousands)
Nexstar senior credit facility(1)	$170,921	$1,319	$3,516	$3,516	$162,570
Mission senior credit facility(1)	171,837	1,295	3,454	3,454	163,634
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(2)	130,000	—	46,906	—	83,094

	$672,758	$2,614	$53,876	$6,970	$609,298

(1)	Quarterly principal payments under the Nexstar and Mission senior credit facility term loans commenced on December 30, 2005.
(2)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

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

Debt Covenants

Our bank credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of March 31, 2006, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2006. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 6 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Requirements for Digital Television (“DTV”) Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for KNWA, all of the television stations we and Mission own and operate are broadcasting at least a low-power digital television signal. Digital conversion expenditures were $1.2 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively.

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 36 stations) to modify our and Mission’s stations’ DTV transmitting equipment for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet the FCC’s build-out deadlines, and that have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2006, only Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC and KARK are broadcasting with full-power digital signals. We and Mission filed requests for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred markets. The FCC has not yet acted on these requests for extension of time.

No Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 53 through 56 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of March 31, 2006 there has been no material change to this information.

Stock Option Expense Recognition

We recognize the expense related to our stock options over the period that the employee is required to provide services, and only to the extent the awards vest. Therefore, we apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit nonvested options. We base the forfeiture-rate assumption on Nexstar’s historical experience of award forfeitures, and as necessary, adjusted for certain events that are not expected to recur during the expected term of the option.

We determine the fair value of employee stock options at the date of grant using the Black-Scholes option-pricing model. Our valuation of employee stock options rely on assumptions of factors we are required to input into the Black-Scholes model. These assumptions are highly subjective and involve an estimate of future uncertain events. The option pricing model requires us to input factors for expected stock price volatility and the expected term until exercise of the option award. Due to our limited history of publicly traded shares, we combine our historical stock price data and volatilities of peer companies in the television broadcasting industry when determining expected volatility. Based on a lack of historical option exercise experience and our current granting of stock options with “plain vanilla” characteristics, we use the simplified method provided in SEC Staff Accounting Bulletin No. 107 to estimate the expected term of our employee stock options.

The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than traded options. If the Black-Scholes model adequately permitted consideration of the unique characteristics of employee stock options, the results of the fair value of stock options could be different.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and other recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2006 under the senior credit facilities bear interest at 6.73%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of March 31, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$19,640	$21,354	$23,068	$24,781	$26,495
7% senior subordinated notes due 2014(1)	14,000	14,000	14,000	14,000	14,000
11.375% senior discount notes due 2013(1)	12,212	12,212	12,212	12,212	12,212

Total	$45,852	$47,566	$49,280	$50,993	$52,707

(1)	There is no change to our cash flow from operations associated with our senior subordinated and senior discount notes because these are fixed rate debt obligations. As of March 31, 2006, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of March 31, 2006, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

On March 15, 2006, the FCC issued a Notice of Apparent Liability for Forfeiture (“NALF”) with respect to certain CBS-affiliated television stations in the Central and Mountain time zones, wherein the FCC determined that these stations had broadcast material that apparently violates Section 73.3999 of the Commission’s rules regarding the broadcast of indecent material. Specifically, the FCC found that a December 31, 2004 broadcast of the program “Without a Trace” contained material that is actionably indecent. The FCC proposed a monetary forfeiture of $32,500 per station for this violation, including fines for Nexstar’s stations WCIA, WMBD, KLST, KTAB and KLBK and Mission’s station KOLR. On April 14, 2006, CBS Broadcasting, Inc. submitted an opposition to this NALF and on May 5, 2006, the CBS network affiliates submitted a separate opposition to this NALF. We are currently unable to predict when or how the FCC will respond to these oppositions; however, the FCC must respond before any station is required to pay the proposed fine.

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
10.1	Executive Employment Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.122 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.2	Stock Grant Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting Group, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

/s/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. DEVINE
By:	Matthew E. Devine
Its:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 10, 2006