Form 10-Q
period 2006-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2006-08-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

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

As of July 31, 2006, the Registrant had outstanding:

14,304,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,697	$13,487
Accounts receivable, net of allowance for doubtful accounts of $828 and $863, respectively	50,286	46,706
Current portion of broadcast rights	5,737	12,574
Prepaid expenses and other current assets	2,489	1,980
Deferred tax asset	57	—
Assets held for sale	—	516

Total current assets	71,266	75,263

Property and equipment, net	97,892	98,156
Broadcast rights	7,567	3,704
Goodwill	146,258	146,258
FCC licenses	138,437	138,437
Other intangible assets, net	197,430	209,536
Other noncurrent assets	8,347	8,727

Total assets	$667,197	$680,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	6,254	13,169
Accounts payable	9,937	9,176
Accrued expenses	11,315	12,115
Taxes payable	252	249
Interest payable	6,502	6,556
Deferred revenue	5,163	4,369

Total current liabilities	42,908	49,119

Debt	639,168	643,020
Broadcast rights payable	8,336	4,639
Deferred tax liabilities	36,243	34,256
Deferred revenue	3,145	3,207
Deferred gain on sale of assets	6,022	6,240
Other liabilities	6,171	5,625

Total liabilities	741,993	746,106

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both June 30, 2006 and December 31, 2005	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,289,310 at both June 30, 2006 and December 31, 2005	143	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both June 30, 2006 and December 31, 2005	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both June 30, 2006 and December 31, 2005	7	7
Additional paid-in capital	393,277	392,393
Accumulated deficit	(468,357)	(458,702)

Total stockholders’ deficit	(74,796)	(66,025)

Total liabilities and stockholders’ deficit	$667,197	$680,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue	$64,561	$58,662	$124,387	$111,974

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	17,705	16,552	35,093	32,749
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	20,748	18,209	41,126	36,304
Amortization of broadcast rights	4,338	5,282	9,566	11,440
Amortization of intangible assets	6,053	6,647	12,106	13,409
Depreciation	4,622	4,327	9,248	8,750
Loss on property held for sale	—	616	—	616
Loss on asset disposal, net	16	140	80	249

Total operating expenses	53,482	51,773	107,219	103,517

Income from operations	11,079	6,889	17,168	8,457
Interest expense, including amortization of debt financing costs	(12,899)	(10,893)	(25,141)	(23,968)
Loss on extinguishment of debt	—	(15,715)	—	(15,715)
Interest income	166	44	283	83
Other income (expenses), net	—	—	—	(48)

Loss before income taxes	(1,654)	(19,675)	(7,690)	(31,191)
Income tax expense	(714)	(1,253)	(1,965)	(2,545)

Net loss	$(2,368)	$(20,928)	$(9,655)	$(33,736)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.74)	$(0.34)	$(1.19)
Weighted average number of common shares outstanding:
Basic and diluted	28,372	28,363	28,368	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,655)	$(33,736)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	1,930	2,506
Provision for bad debts	308	505
Depreciation of property and equipment	9,248	8,750
Amortization of intangible assets	12,106	13,409
Amortization of debt financing costs	555	772
Amortization of broadcast rights, excluding barter	3,983	4,981
Payments for broadcast rights	(4,209)	(4,997)
Loss on asset disposal, net	80	249
Loss on property held for sale	—	616
Loss on extinguishment of debt	—	15,715
Deferred gain recognition	(218)	(218)
Amortization of debt discount	5,891	5,451
Stock-based compensation expense	884	––
Effect of accounting for derivative instruments	—	(197)
Call premium and interest paid in connection with repayment of senior subordinated notes	—	(15,981)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,888)	2,491
Prepaid expenses and other current assets	(509)	1,420
Other noncurrent assets	(307)	(185)
Accounts payable and accrued expenses	(39)	(3,970)
Taxes payable	3	376
Interest payable	(54)	(2,377)
Deferred revenue	732	532
Other noncurrent liabilities	546	140

Net cash provided by (used for) operating activities	17,387	(3,748)

Cash flows from investing activities:
Additions to property and equipment	(8,931)	(7,105)
Proceeds from sale of assets	503	94
Acquisition of broadcast properties and related transaction costs	—	(12,481)

Net cash used for investing activities	(8,428)	(19,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	427,375
Repayment of long-term debt	(9,743)	(256,325)
Proceeds from revolver draws	—	1,000
Repayment of senior subordinated notes	—	(153,619)
Payments for debt financing costs	(6)	(3,436)

Net cash provided by (used for) financing activities	(9,749)	14,995

Net decrease in cash and cash equivalents	(790)	(8,245)
Cash and cash equivalents at beginning of period	13,487	18,505

Cash and cash equivalents at end of period	$12,697	$10,260

Supplemental schedule of cash flow information:
Cash paid for interest, net	$18,742	$27,882
Cash paid (refunded) for income taxes, net	$31	$(126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2006, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 46 television stations, 45 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one of which is an independent station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. The Company (as defined below) operates 3 UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. These three stations will not be joining The CW network, but instead will become affiliates of My Network TV, a new primetime programming network to be launched in September 2006. Management believes the change in affiliation for these three stations will not have a material impact on the Company’s condensed consolidated financial position and results of operations.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and includes certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46R”).

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of June 30, 2006, the assets of Mission consisted of current assets of $1.9 million (excluding broadcast rights), broadcast rights of $2.6 million, FCC licenses of $28.7 million, goodwill of $16.7 million, other intangible assets of $44.9 million, property and equipment of $20.1 million and other noncurrent assets of $0.6 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2006:

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

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar has evaluated its arrangements with Sinclair and Piedmont and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $1.3 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively. Nexstar received payments from Piedmont under the JSA of $0.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.5 million for each of the six months ended June 30, 2006 and 2005, respectively.

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of KTVE, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 7. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements (see “Adoption of SFAS No. 123(R)”).

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Prior to January 1, 2006, the Company had accounted for Nexstar’s stock-based employee compensation plan using the intrinsic value method of expense recognition prescribed by Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, which was permitted as an alternative to the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, compensation expense was not recognized when stock options were granted with an exercise price greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. The Company did not recognize compensation cost for employee stock options for the three and six months ended June 30, 2005, as all options granted under Nexstar’s stock-based employee compensation plan had an exercise price greater than or equal to the market price of Nexstar’s common stock on the date of grant. The Company had applied the disclosure only provisions of SFAS No. 123 and made pro forma disclosure as if the fair value of stock options had been expensed under the accounting prescribed by SFAS No. 123.

The following table illustrates the pro forma effect on the net loss and net loss per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net loss, as reported	$(20,928)	$(33,736)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(346)	(712)

Pro forma net loss	$(21,274)	$(34,448)

Basic and diluted net loss per common share, as reported	$(0.74)	$(1.19)
Basic and diluted net loss per common share, pro forma	$(0.75)	$(1.21)

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

The weighted-average assumptions used in the Black-Scholes calculation for option grants during the six months ended June 30, 2006, were as follows:

Six Months Ended June 30, 2006
Volatility factor	44.78%
Risk-free interest rate	4.36%
Expected life	6.5 years
Dividend yield	0%
Fair value per share of options granted	$2.41

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

The expected volatility assumption used for stock option grants in 2006 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the six months ended June 30, 2006, Nexstar granted stock options with “plain vanilla” characteristics and has estimated the expected term assumption using the simplified method provided in SEC Staff Accounting Bulletin No. 107. The Company utilized the simplified method of estimating expected term based on its lack of option exercise history. The risk-free interest rate is based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term.

As a result of adopting SFAS No. 123(R), Nexstar recorded $0.4 million ($0.01 per basic and diluted share) and $0.8 million ($0.03 per basic and diluted share) of compensation expense for the three and six months ended June 30, 2006, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the adoption of SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements. The ongoing impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants. However, based on the awards currently known to be outstanding, Nexstar anticipates that the impact of adopting SFAS 123(R) will result in annual expense in 2006 of approximately $1.6 million. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur, but are not presently known.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three and six months ended June 30, 2006 and 2005 there is no difference between basic and diluted net loss per share since the effect of stock options and unvested restricted stock would be anti-dilutive and are therefore not included in the computation of diluted net loss per share. Stock options for 1,871,241 and 2,115,747 weighted-average common shares were outstanding during the three months ended June 30, 2006 and 2005, respectively, and stock options for 1,884,243 and 2,119,354 weighted-average common shares were outstanding during the six months ended June 30, 2006 and 2005, respectively, but were not included in the diluted per share computation because the option exercise prices were greater than the average market price of the common stock. Stock options for 1,080,494 and 1,047,375 weighted-average common shares were in-the-money during the three and six months ended June 30, 2006, respectively, but were not included in the diluted per share computation because the Company had a net loss. There were no in-the-money stock options during the three and six months ended June 30, 2005. The weighted-average number of shares of unvested restricted stock was not material in 2006.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46R-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R by clarifying that the variability considered be based on an analysis of the design of the entity. The variability that is considered in applying FIN No. 46R affects the determination of (a) whether an entity is a VIE, (b) which interests are “variable interests” in the entity, (c) if necessary, any calculation of the entity’s expected losses and residual returns, and (d) which party, if any, is the primary beneficiary of the VIE. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN No. 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will adopt FSP FIN No. 46R-6 in the third quarter 2006 and does not anticipate that adoption will have a material impact on its consolidated financial position or results of operations.

3. Pending Transaction with Mission

On April 18, 2006, Nexstar and Mission announced that they had filed an application with the FCC for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC consent, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Nexstar’s KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. Upon closing the purchase of KFTA, Mission plans to enter into joint sales and shared services agreements with Nexstar’s KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. On June 6, 2006, Nexstar and Mission submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. Although Nexstar’s and Mission’s management believe that the petition has no merit, it is not possible to predict what action the FCC will take on the petition to deny, or when it will take such action.

4. Property Held for Sale

During the second quarter of 2005, management committed to a plan to sell buildings in Abilene, Texas and Utica, New York, which were vacated after the Company finalized consolidation of its station operations in these markets. Accordingly, the buildings, building improvements and land were recorded at their estimated fair value less costs to sell. Fair value was based on management’s estimate of the amount that could be realized from the sale of the properties in a current transaction between willing parties. The estimate was derived from professional appraisals and quotes obtained from local real estate brokers. On January 31, 2006, the Utica property was sold for cash proceeds of $0.1 million, and on June 16, 2006, the Abilene property was sold for cash proceeds of $0.4 million, which approximated the carrying value of the assets.

5. Property and Equipment

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2010 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $2.3 million. During the three and six months ended June 30, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.6 million ($0.02 per basic and diluted share) and approximately $0.9 million ($0.03 per basic and diluted share), respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$335,588	$(147,921)	$187,667	$335,588	$(136,729)	$198,859
Other definite-lived intangible assets	1-15	21,438	(11,675)	9,763	23,132	(12,455)	10,677

Total intangible assets subject to amortization		$357,026	$(159,596)	$197,430	$358,720	$(149,184)	$209,536

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $284.7 million at both June 30, 2006 and December 31, 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2006, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the periods ended June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Beginning balance	$146,258	$145,576
Acquisitions	—	682

Ending balance	$146,258	$146,258

The consummation of the acquisitions of WTVO and KFTA/KNWA during 2005 increased goodwill by approximately $0.7 million.

Total amortization expense from definite-lived intangibles was $6.1 million and $6.6 million for the three months ended June 30, 2006 and 2005, respectively, and was $12.1 million and $13.4 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of June 30, 2006 is approximately $24 million for each year for the years of 2006 through 2010.

7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Compensation and related taxes	$3,021	$3,524
Sales commissions	1,229	1,249
Employee benefits	1,168	994
Property taxes	964	697
Other accruals related to operating expenses	4,933	5,651

	$11,315	$12,115

8. Debt

Long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Term loans	$337,886	$347,629
7% senior subordinated notes due 2014, net of discount of $2,346 and $2,460	197,654	197,540
11.375% senior discount notes due 2013, net of discount of $22,887 and $28,664	107,113	101,336

	642,653	646,505
Less: current portion	(3,485)	(3,485)

	$639,168	$643,020

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $50.0 million revolving loan. As of June 30, 2006 and December 31, 2005, Nexstar had $166.5 million and $175.4 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the six months ended June 30, 2006, repayments of Nexstar’s Term Loan B included voluntary repayments of $8.0 million. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted average interest rate of the Nexstar Facility was 7.25% and 6.28% at June 30, 2006 and December 31, 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $47.5 million revolving loan. As of June 30, 2006 and December 31, 2005, Mission had $171.4 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. The total weighted average interest rate of the Mission Facility was 7.25% and 6.28% at June 30, 2006 and December 31, 2005, respectively.

Unused Commitments and Borrowing Availability

As of June 30, 2006, there was approximately $97.5 million of total unused commitments under the Nexstar and Mission credit facilities. Based on covenant calculations, as of June 30, 2006, there was approximately $28.4 million of total available borrowings that could be drawn under the Nexstar and Mission credit facilities.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.75 times the last twelve months operating cash flow (as defined in the credit agreement) at June 30, 2006, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.25 times the last twelve months operating cash flow at June 30, 2006, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation Plans

2006 Long-Term Equity Incentive Plan

On May 30, 2006, Nexstar’s shareholders approved the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Under the 2006 Plan, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued. Nexstar is currently in the process of registering the 2006 Plan under the Securities Act of 1933. Under the 2006 Plan, as of June 30, 2006, no shares had been granted and shares will not be available for grant until the registration process is complete.

2003 Long-Term Equity Incentive Plan

In 2003, Nexstar established the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other key employees of Nexstar or consultants. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued, and as of June 30, 2006, a total of 47,000 shares were available for future grant.

As of June 30, 2006, options to purchase 2,923,000 shares of Nexstar’s Class A common stock were outstanding under the 2003 Plan. Options awarded under the 2003 Plan are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant under the 2003 Plan may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled thirty days following the termination date. At June 30, 2006, there was approximately $5.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.76 years.

During 2006, Nexstar granted 30,000 shares of restricted stock under the 2003 Plan. This award vests monthly in increments of 2,500 shares and becomes fully vested as of January 23, 2007. As of June 30, 2006, 12,500 of the awarded shares were vested. The fair value of the award totaling $140 thousand, which was based on the market price of Nexstar’s common stock on the date of grant, is being recognized as an expense ratably over the vesting period. Nexstar recorded $35 thousand and $59 thousand of compensation expense for the three and six months ended June 30, 2006, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. Prior to January 1, 2006, Nexstar had not granted any restricted stock awards and there were no forfeitures of nonvested restricted stock during the six months ended June 30, 2006. At June 30, 2006, the total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $81 thousand, which is expected to be recognized through first quarter 2007.

The following table summarizes stock award activity and related information for the six months ended June 30, 2006 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2006	217,000	2,783,000	$9.68
Options granted	(320,000)	320,000	$4.72	(1)
Restricted stock granted	(30,000)	—	—
Options exercised	—	—	—
Options forfeited/cancelled	180,000	(180,000)	$10.87

Balance at June 30, 2006	47,000	2,923,000	$9.07		8.39	$368,000

Exercisable at June 30, 2006		774,500	$12.89		7.47	—
Fully vested and expected to vest at June 30, 2006		2,790,498	$9.17		8.37	$341,628

(1)	All options granted during the six months ended June 30, 2006 had an exercise price equal to the grant-date market price.
(2)	Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $4.80 on June 30, 2006, and the exercise price multiplied by the number of options outstanding.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation Plans—(Continued)

The following table summarizes information about options outstanding as of June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 6/30/06	Weighted- Average Exercise Price
$ 4.37 - $ 4.99	1,075,000	9.49	$4.46	—	—
$ 5.00 - $ 6.99	50,000	9.38	$5.80	—	—
$ 7.00 - $ 8.99	675,000	8.14	$8.62	151,000	$8.63
$ 9.00 - $13.99	100,000	7.74	$12.71	40,000	$12.71
$14.00 - $14.17	1,023,000	7.42	$14.01	583,500	$14.00

	2,923,000			774,500

10. Income Taxes

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

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The current Texas franchise tax structure will remain in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company has recalculated its deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax and temporary credit decreased the Company’s net deferred tax liabilities position resulting in approximately a $0.5 million ($0.02 per basic and diluted share) reduction in the deferred state income tax provision for the three and six months ended June 30, 2006.

11. FCC Regulatory Matters

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

Digital Television (“DTV”) Conversion

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations Nexstar and Mission own and operate are broadcasting at least a low-power digital television signal, except for KNWA, for which Nexstar has filed a request for extension of time with the FCC. When the FCC acts on the extension request, Nexstar will have at least six months to complete construction of KNWA’s DTV facilities. If KNWA is not broadcasting a digital signal by the end of this six-month period Nexstar could be subject to sanctions, including, eventually, loss of the DTV construction permit. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $4.8 million and $2.0 million, respectively, for the six months ended June 30, 2006 and 2005.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. FCC Regulatory Matters—(Continued)

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. See Note 5 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Full-Power DTV Facilities Construction

The FCC established dates by which all television stations were required to be broadcasting a full-power DTV signal. As of June 30, 2006, Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC and KARK are broadcasting with full-power digital signals. Stations that were not able to comply with full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their DTV facilities. Nexstar and Mission have filed requests for extension of time to construct full-power DTV facilities for their remaining stations. The FCC has not yet acted on these requests for extension of time.

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

Media Ownership

On June 21, 2006, the FCC initiated a rulemaking proceeding seeking comment on how to address the issues raised by the U.S. Court of Appeals for the Third Circuit in Prometheus v. FCC, which stayed and remanded several media ownership rules that the Commission had adopted in June 2003. The proceeding also opens a comprehensive review of all of the media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, will likely extend into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

12. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At June 30, 2006, Mission had $171.4 million outstanding under its senior credit facility.

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

13. Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar.

The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of June 30, 2006 and December 31, 2005 with respect to the financial position and for the three and six months ended June 30, 2006 and 2005 for results of operations and for the six months ended June 30, 2006 and 2005 for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

The Nexstar column presents the parent company’s financial information. Nexstar is also the guarantor. The Nexstar Finance Holdings column presents the issuer’s financial information. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings. Nexstar Broadcasting’s financial information includes the accounts of Mission Broadcasting, Inc., an entity which Nexstar Broadcasting is required to consolidate as a VIE under FIN No. 46(R) (see Note 2).

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

June 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$12,697	$—	$12,697
Other current assets	7	7	58,563	(8)	58,569

Total current assets	7	7	71,260	(8)	71,266

Investments in subsidiaries eliminated upon consolidation	19,923	126,829	—	(146,752)	—
Amounts due from parents eliminated upon consolidation	—	—	5,328	(5,328)	—
Property and equipment, net	—	—	97,892	—	97,892
Goodwill	—	—	146,258	—	146,258
FCC licenses	—	—	138,437	—	138,437
Other intangible assets, net	—	—	197,430	—	197,430
Other noncurrent assets	2	2,175	13,748	(11)	15,914

Total assets	$19,932	$129,011	$670,353	$(152,099)	$667,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	—	39,431	(8)	39,423

Total current liabilities	—	—	42,916	(8)	42,908

Debt	—	107,113	532,055	—	639,168
Amounts due to subsidiary eliminated upon consolidation	3,355	1,973	—	(5,328)	—
Other noncurrent liabilities	—	2	59,927	(12)	59,917

Total liabilities	3,355	109,088	634,898	(5,348)	741,993

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	16,293	19,923	35,455	(146,751)	(75,080)

Total stockholders’ equity (deficit)	16,577	19,923	35,455	(146,751)	(74,796)

Total liabilities and stockholders’ equity (deficit)	$19,932	$129,011	$670,353	$(152,099)	$667,197

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$64,561	$—	$64,561

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,705	—	17,705
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	33	—	20,715	—	20,748
Amortization of broadcast rights	—	—	4,338	—	4,338
Amortization of intangible assets	—	—	6,053	—	6,053
Depreciation	—	—	4,622	—	4,622
Loss on asset disposal, net	—	—	16	—	16

Total operating expenses	33	—	53,449	—	53,482

Income (loss) from operations	(33)	—	11,112	—	11,079
Interest expense, including amortization of debt financing costs	—	(3,049)	(9,850)	—	(12,899)
Equity in earnings (loss) of subsidiaries	(1,446)	1,603	—	(157)	—
Other income, net	—	—	166	—	166

Income (loss) before income taxes	(1,479)	(1,446)	1,428	(157)	(1,654)
Income tax expense	—	—	(714)	—	(714)

Net income (loss)	$(1,479)	$(1,446)	$714	$(157)	$(2,368)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$58,662	$—	$58,662

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,552	—	16,552
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	39	—	18,170	—	18,209
Amortization of broadcast rights	—	—	5,282	—	5,282
Amortization of intangible assets	—	—	6,647	—	6,647
Depreciation	—	—	4,327	—	4,327
Loss on property and asset disposal, net	—	—	756	—	756

Total operating expenses	39	—	51,734	—	51,773

Income (loss) from operations	(39)	—	6,928	—	6,889
Interest expense, including amortization of debt financing costs	—	(2,737)	(8,156)	—	(10,893)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in loss of subsidiaries	(18,655)	(15,918)	—	34,573	—
Other income, net	—	—	44	—	44

Loss before income taxes	(18,694)	(18,655)	(16,899)	34,573	(19,675)
Income tax expense	—	—	(1,253)	—	(1,253)

Net loss	$(18,694)	$(18,655)	$(18,152)	$34,573	$(20,928)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$124,387	$—	$124,387

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	35,093	—	35,093
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	68	—	41,058	—	41,126
Amortization of broadcast rights	—	—	9,566	—	9,566
Amortization of intangible assets	—	—	12,106	—	12,106
Depreciation	—	—	9,248	—	9,248
Loss on asset disposal, net	—	—	80	—	80

Total operating expenses	68	—	107,151	—	107,219

Income (loss) from operations	(68)	—	17,236	—	17,168
Interest expense, including amortization of debt financing costs	—	(5,937)	(19,204)	—	(25,141)
Equity in loss of subsidiaries	(7,261)	(1,324)	—	8,585	—
Other income, net	—	—	283	—	283

Loss before income taxes	(7,329)	(7,261)	(1,685)	8,585	(7,690)
Income tax expense	—	—	(1,965)	—	(1,965)

Net loss	$(7,329)	$(7,261)	$(3,650)	$8,585	$(9,655)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$111,974	$—	$111,974

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	32,749	—	32,749
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	78	—	36,226	—	36,304
Amortization of broadcast rights	—	—	11,440	—	11,440
Amortization of intangible assets	—	—	13,409	—	13,409
Depreciation	—	—	8,750	—	8,750
Loss on property and asset disposal, net	—	—	865	—	865

Total operating expenses	78	—	103,439	—	103,517

Income (loss) from operations	(78)	—	8,535	—	8,457
Interest expense, including amortization of debt financing costs	—	(5,331)	(18,637)	—	(23,968)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in loss of subsidiaries	(29,243)	(23,912)	—	53,155	—
Other income, net	—	—	35	—	35

Loss before income taxes	(29,321)	(29,243)	(25,782)	53,155	(31,191)
Income tax expense	—	—	(2,545)	—	(2,545)

Net loss	$(29,321)	$(29,243)	$(28,327)	$53,155	$(33,736)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$17,387	$—	$17,387

Cash flows from investing activities:
Additions to property and equipment	—	—	(8,931)	—	(8,931)
Other investing activities	—	—	503	—	503

Net cash used for investing activities	—	—	(8,428)	—	(8,428)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(9,743)	—	(9,743)
Other financing activities	—	—	(6)	—	(6)

Net cash used for financing activities	—	—	(9,749)	—	(9,749)

Net decrease in cash and cash equivalents	—	—	(790)	—	(790)

Cash and cash equivalents at beginning of period	—	—	13,487	—	13,487

Cash and cash equivalents at end of period	$—	$—	$12,697	$—	$12,697

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows used for operating activities	$—	$—	$(3,748)	$—	$(3,748)

Cash flows from investing activities:
Additions to property and equipment	—	—	(7,105)	—	(7,105)
Acquisition of broadcast properties and related transaction costs	—	—	(12,481)	—	(12,481)
Other investing activities	—	—	94	—	94

Net cash used for investing activities	—	—	(19,492)	—	(19,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375	—	427,375
Repayment of long-term debt	—	—	(256,325)	—	(256,325)
Proceeds from revolver draws	—	—	1,000	—	1,000
Repayment of senior subordinated notes	—	—	(153,619)	—	(153,619)
Payments for debt financing costs	—	—	(3,436)	—	(3,436)

Net cash provided by financing activities	—	—	14,995	—	14,995

Net decrease in cash and cash equivalents	—	—	(8,245)	—	(8,245)

Cash and cash equivalents at beginning of period	—	—	18,505	—	18,505

Cash and cash equivalents at end of period	$—	$—	$10,260	$—	$10,260

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On December 30, 2003 and April 1, 2005, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar.

The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of June 30, 2006 and December 31, 2005 with respect to the financial position and for the three and six months ended June 30, 2006 and 2005 for results of operations and for the six months ended June 30, 2006 and 2005 for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

The Nexstar column presents the parent company’s financial information. Nexstar is also a guarantor. The Nexstar Broadcasting column presents the issuer’s financial information. The Mission column presents the financial information of Mission Broadcasting, Inc., an entity which Nexstar Broadcasting is required to consolidate as a VIE under FIN No. 46R (see Note 2). Mission is also a guarantor of the senior subordinated notes issued by Nexstar Broadcasting. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Finance Holdings, the parent of Nexstar Broadcasting.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,443	$1,254	$—	$—	$12,697
Due from Mission	—	20,646	—	—	(20,646)	—
Other current assets	7	56,745	1,818	7	(8)	58,569

Total current assets	7	88,834	3,072	7	(20,654)	71,266
Investments in subsidiaries eliminated upon consolidation	19,923	—	—	126,829	(146,752)	—
Amounts due from parents eliminated upon consolidation	—	5,328	—	—	(5,328)	—
Property and equipment, net	—	77,844	20,078	—	(30)	97,892
Goodwill	—	129,607	16,651	—	—	146,258
FCC licenses	—	109,701	28,736	—	—	138,437
Other intangible assets, net	—	152,531	44,899	—	—	197,430
Other noncurrent assets	2	11,647	2,101	2,175	(11)	15,914

Total assets	$19,932	$575,492	$115,537	$129,011	$(172,775)	$667,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	20,646	—	(20,646)	—
Other current liabilities	—	36,604	2,827	—	(8)	39,423

Total current liabilities	—	38,362	25,200	—	(20,654)	42,908

Debt	—	362,377	169,678	107,113	—	639,168
Amounts due to subsidiary eliminated upon consolidation	3,355	—	—	1,973	(5,328)	—
Other noncurrent liabilities	—	47,924	12,003	2	(12)	59,917

Total liabilities	3,355	448,663	206,881	109,088	(25,994)	741,993

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	16,293	126,829	(91,344)	19,923	(146,781)	(75,080)

Total stockholders’ equity (deficit)	16,577	126,829	(91,344)	19,923	(146,781)	(74,796)

Total liabilities and stockholders’ equity (deficit)	$19,932	$575,492	$115,537	$129,011	$(172,775)	$667,197

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$63,182	$1,379	$—	$—	$64,561
Revenue between consolidated entities	—	1,950	7,808	—	(9,758)	—

Net revenue	—	65,132	9,187	—	(9,758)	64,561

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,540	1,165	—	—	17,705
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	33	20,126	589	—	—	20,748
Local service agreement fees between consolidated entities	—	7,808	1,950	—	(9,758)	—
Amortization of broadcast rights	—	3,470	868	—	—	4,338
Amortization of intangible assets	—	4,704	1,349	—	—	6,053
Depreciation	—	3,753	873	—	(4)	4,622
Loss on asset disposal, net	—	16	—	—	—	16

Total operating expenses	33	56,417	6,794	—	(9,762)	53,482

Income (loss) from operations	(33)	8,715	2,393	—	4	11,079
Interest expense, including amortization of debt financing costs	—	(6,767)	(3,083)	(3,049)	—	(12,899)
Equity in earnings (loss) of subsidiaries	(1,446)	—	—	1,603	(157)	—
Other income, net	—	154	12	—	—	166

Income (loss) before income taxes	(1,479)	2,102	(678)	(1,446)	(153)	(1,654)
Income tax expense	—	(499)	(215)	—	—	(714)

Net income (loss)	$(1,479)	$1,603	$(893)	$(1,446)	$(153)	$(2,368)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$57,513	$1,149	$—	$—	$58,662
Revenue between consolidated entities	—	2,850	7,287	—	(10,137)	—

Net revenue	—	60,363	8,436	—	(10,137)	58,662

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,530	1,022	—	—	16,552
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	39	17,630	540	—	—	18,209
Local service agreement fees between consolidated entities	—	7,287	2,850	—	(10,137)	—
Amortization of broadcast rights	—	4,232	1,050	—	—	5,282
Amortization of intangible assets	—	5,118	1,529	—	—	6,647
Depreciation	—	3,633	698	—	(4)	4,327
Loss on asset disposal, net	—	752	4	—	—	756

Total operating expenses	39	54,182	7,693	—	(10,141)	51,773

Income (loss) from operations	(39)	6,181	743	—	4	6,889
Interest expense, including amortization of debt financing costs	—	(6,016)	(2,140)	(2,737)	—	(10,893)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in loss of subsidiaries	(18,655)	—	—	(15,918)	34,573	—
Other income, net	—	40	4	—	—	44

Loss before income taxes	(18,694)	(15,002)	(1,901)	(18,655)	34,577	(19,675)
Income tax expense	—	(916)	(337)	—	—	(1,253)

Net loss	$(18,694)	$(15,918)	$(2,238)	$(18,655)	$34,577	$(20,928)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$121,639	$2,748	$—	$—	$124,387
Revenue between consolidated entities	—	3,900	14,784	—	(18,684)	—

Net revenue	—	125,539	17,532	—	(18,684)	124,387

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	32,789	2,304	—	—	35,093
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	68	39,968	1,090	—	—	41,126
Local service agreement fees between consolidated entities	—	14,784	3,900	—	(18,684)	—
Amortization of broadcast rights	—	7,753	1,813	—	—	9,566
Amortization of intangible assets	—	9,408	2,698	—	—	12,106
Depreciation	—	7,601	1,654	—	(7)	9,248
Loss on asset disposal, net	—	73	7	—	—	80

Total operating expenses	68	112,376	13,466	—	(18,691)	107,219

Income (loss) from operations	(68)	13,163	4,066	—	7	17,168
Interest expense, including amortization of debt financing costs	—	(13,332)	(5,872)	(5,937)	—	(25,141)
Equity in loss of subsidiaries	(7,261)	—	—	(1,324)	8,585	—
Other income, net	—	258	25	—	—	283

Income (loss) before income taxes	(7,329)	89	(1,781)	(7,261)	8,592	(7,690)
Income tax expense	—	(1,413)	(552)	—	—	(1,965)

Net loss	$(7,329)	$(1,324)	$(2,333)	$(7,261)	$8,592	$(9,655)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$109,399	$2,575	$—	$—	$111,974
Revenue between consolidated entities	—	5,700	13,965	—	(19,665)	—

Net revenue	—	115,099	16,540	—	(19,665)	111,974

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	30,714	2,035	—	—	32,749
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	78	35,200	1,026	—	—	36,304
Local service agreement fees between consolidated entities	—	13,965	5,700	—	(19,665)	—
Amortization of broadcast rights	—	9,207	2,233	—	—	11,440
Amortization of intangible assets	—	10,237	3,172	—	—	13,409
Depreciation	—	7,357	1,400	—	(7)	8,750
Loss on asset disposal, net	—	812	53	—	—	865

Total operating expenses	78	107,492	15,619	—	(19,672)	103,517

Income (loss) from operations	(78)	7,607	921	—	7	8,457
Interest expense, including amortization of debt financing costs	—	(14,470)	(4,167)	(5,331)	—	(23,968)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in loss of subsidiaries	(29,243)	—	—	(23,912)	53,155	—
Other income, net	—	25	10	—	—	35

Loss before income taxes	(29,321)	(22,045)	(3,744)	(29,243)	53,162	(31,191)
Income tax expense	—	(1,867)	(678)	—	—	(2,545)

Net loss	$(29,321)	$(23,912)	$(4,422)	$(29,243)	$53,162	$(33,736)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$16,037	$1,350	$—	$—	$17,387

Cash flows from investing activities:
Additions to property and equipment	—	(8,284)	(647)	—	—	(8,931)
Other investing activities	—	493	10	—	—	503

Net cash used for investing activities	—	(7,791)	(637)	—	—	(8,428)

Cash flows from financing activities:
Repayment of long-term debt	—	(8,880)	(863)	—	—	(9,743)
Other financing activities	—	(6)	—	—	—	(6)

Net cash used for financing activities	—	(8,886)	(863)	—	—	(9,749)

Net decrease in cash and cash equivalents	—	(640)	(150)	—	—	(790)
Cash and cash equivalents at beginning of period	—	12,083	1,404	—	—	13,487

Cash and cash equivalents at end of period	$—	$11,443	$1,254	$—	$—	$12,697

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(5,684)	$1,936	$—	$—	$(3,748)

Cash flows from investing activities:
Additions to property and equipment	—	(6,588)	(517)	—	—	(7,105)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,143)	—	—	(12,481)
Other investing activities	—	78	16	—	—	94

Net cash used for investing activities	—	(12,848)	(6,644)	—	—	(19,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	254,675	172,700	—	—	427,375
Repayment of long-term debt	—	(83,585)	(172,740)	—	—	(256,325)
Proceeds from revolver draws	—	1,000	—	—	—	1,000
Repayment of senior subordinated notes	—	(153,619)	—	—	—	(153,619)
Payments for debt financing costs	—	(2,646)	(790)	—	—	(3,436)

Net cash provided by (used for) financing activities	—	15,825	(830)	—	—	14,995

Net decrease in cash and cash equivalents	—	(2,707)	(5,538)	—	—	(8,245)
Cash and cash equivalents at beginning of period	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of period	$—	$8,817	$1,443	$—	$—	$10,260

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended June 30, 2006 and 2005, and $0.2 million for each of the six months ended June 30, 2006 and 2005, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

15. Subsequent Events

On July 26, 2006, Nexstar entered into a purchase agreement to acquire substantially all of the assets of WTAJ, the CBS affiliate serving the Altoona-Johnstown, Pennsylvania market, for $56.0 million in cash from Television Station Group Holdings, LLC (“TSGH”). As part of the purchase consideration, Nexstar will also acquire the license and certain assets and contracts of WLYH, the UPN affiliate serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania market, which is operated by a third party under a “grandfathered” Time Brokerage Agreement that extends until 2015. WLYH is scheduled to become a CW affiliate in the fall of 2006. In connection with the purchase agreement, on July 26, 2006, Nexstar issued a Letter of Credit to TSGH as a deposit in the amount of $2.8 million. Nexstar intends to finance the acquisition through borrowings under its senior secured credit facility. The acquisition is expected to close in the fourth quarter of 2006, subject to FCC consent.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of June 30, 2006, unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Executive Summary

Second Quarter 2006 Highlights

•	Net revenue increased 10.1% during the second quarter of 2006 compared to the same period in 2005, primarily from the increase in local, national and political advertising revenue and retransmission compensation. Gross local and national advertising revenue on a combined basis increased 9.3% during the second quarter of 2006. Gross political advertising revenue increased 162.3% as the result of the typical cyclical nature of political advertising whereby advertising by candidates for political offices significantly increases in even-numbered election years. Total revenue from the retransmission consent agreements was approximately $3.0 million for the three months ended June 30, 2006 (which included approximately $2.0 million of retransmission compensation and approximately $1.0 million of advertising revenue generated from the retransmission consent agreements), compared to $0.7 million for the three months ended June 30, 2005.

•	On June 30, 2006, we and Mission in total made repayments of $4.9 million to Term Loan B under the senior secured credit facilities, of which $4.0 million was a voluntary repayment and $0.9 million were scheduled term loan maturities.

•	Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that method, we are required to record compensation expense for all stock options granted, but not yet vested, for the three months ended June 30, 2006. We determine compensation expense based on the options’ fair value at their grant date using the Black-Scholes option pricing model. Because we have adopted a prospective transition method, results for prior periods have not been restated. Total compensation cost recognized for the three months ended June 30, 2006 was approximately $0.4 million ($0.01 per basic and diluted share) and was included in selling, general and administrative expenses in our condensed consolidated statement of operations.

Overview of Operations

We owned and operated 29 television stations as of June 30, 2006. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of June 30, 2006. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of June 30, 2006 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs permit us to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

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

Our net revenue increased 11.1% to $124.4 million for the six months ended June 30, 2006, compared to $112.0 million for the six months ended June 30, 2005. Our net revenue was higher in 2006 than in 2005 due to several factors, including advertising revenue generated during the coverage of the Olympic Games and an increased demand for political advertising that was favorably affected by the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political revenue was $4.1 million for the six months ended June 30, 2006, a significant increase over the $1.1 million for the six months ended June 30, 2005. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2006 is an election year, a significant percentage of the Company’s revenue growth in 2006 is expected to be attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races.

Automotive-related advertising, our largest advertising category, represented approximately 24% and 26% of our core local and national advertising revenue for the six months ended June 30, 2006 and 2005, respectively. Our automotive-related advertising decreased approximately 5% for the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to a decline in demand for advertising from this business category. A significant change in this advertising revenue source could materially affect our future results of operations.

Recent Developments

On February 1, 2006, Nexstar announced that it had reached multi-year retransmission consent agreements with approximately 150 content distributors within the 27 markets in which the Company broadcasts, which in aggregate have approximately 4 million subscribers. The retransmission consent agreements with both the cable operators and direct broadcast satellite providers are expected to generate approximately $49 million in revenue to the Company over the life of the agreements which range in length from three to five years, with the majority of the agreements having terms of three or four years.

On April 18, 2006, we and Mission announced that we had filed an application with the FCC for consent for us to sell KFTA Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC consent, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Our station KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in

Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. Upon closing the purchase of KFTA, Mission plans to enter into joint sales and shared services agreements with our station KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation filed a petition to deny against the KFTA assignment application alleging that we improperly control Mission and its stations. On June 6, 2006, we and Mission submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. Although Nexstar’s and Mission’s management believe that the petition has no merit, it is not possible to predict what action the FCC will take on the petition to deny, or when it will take such action.

On July 26, 2006, Nexstar entered into a purchase agreement to acquire substantially all of the assets of WTAJ, the CBS affiliate serving the Altoona-Johnstown, Pennsylvania market, for $56.0 million in cash from Television Station Group Holdings, LLC (“TSGH”). As part of the purchase consideration, Nexstar will also acquire the license and certain assets and contracts of WLYH, the UPN affiliate serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania market, which is operated by a third party under a “grandfathered” Time Brokerage Agreement that extends until 2015. WLYH is scheduled to become a CW affiliate in the fall of 2006. In connection with the purchase agreement, on July 26, 2006, Nexstar issued a Letter of Credit to TSGH as a deposit in the amount of $2.8 million. Nexstar intends to finance the acquisition through borrowings under its senior secured credit facility. The acquisition is expected to close in the fourth quarter of 2006, subject to FCC consent.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$42,928	62.8	$38,870	63.8	$82,137	62.8	$74,091	64.2
National	19,241	28.2	18,035	29.6	36,672	28.1	33,812	29.3
Political	2,198	3.2	838	1.4	4,060	3.1	1,132	1.0
Retransmission compensation	2,047	3.0	661	1.1	4,053	3.1	1,160	1.0
Network compensation	1,039	1.5	1,729	2.8	2,088	1.6	3,659	3.2
Other	872	1.3	782	1.3	1,726	1.3	1,570	1.3

Total gross revenue	68,325	100.0	60,915	100.0	130,736	100.0	115,424	100.0
Less: Agency commissions	8,096	11.8	7,238	11.9	15,386	11.8	13,585	11.8

Net broadcast revenue	60,229	88.2	53,677	88.1	115,350	88.2	101,839	88.2
Trade and barter revenue	4,332		4,985		9,037		10,135

Net revenue	$64,561		$58,662		$124,387		$111,974

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$64,561	100.0	$58,662	100.0	$124,387	100.0	$111,974	100.0
Operating expenses:
Corporate expenses	3,752	5.8	2,491	4.2	6,969	5.6	5,513	4.9
Station direct operating expenses, net of trade	15,884	24.6	14,602	24.9	31,674	25.5	29,273	26.1
Selling, general and administrative expenses	16,996	26.3	15,718	26.8	34,157	27.5	30,791	27.5
Loss on property held for sale	—	—	616	1.1	—	—	616	0.6
Loss on asset disposal, net	16	—	140	0.2	80	0.1	249	0.2
Trade and barter expense	4,272	6.6	4,936	8.4	9,002	7.2	9,935	8.9
Depreciation and amortization	10,675	16.5	10,974	18.7	21,354	17.2	22,159	19.8
Amortization of broadcast rights, excluding barter	1,887	2.9	2,296	3.9	3,983	3.2	4,981	4.4

Income from operations	$11,079		$6,889		$17,168		$8,457

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenue

Gross local advertising revenue was $42.9 million for the three months ended June 30, 2006, compared to $38.9 million for the same period in 2005, an increase of $4.0 million, or 10.4%. Gross national advertising revenue was $19.2 million for the three months ended June 30, 2006, compared to $18.0 million for the same period in 2005, an increase of $1.2 million, or 6.7%. The combined increase in gross local and national advertising revenue of $5.2 million was primarily the result of (1) revenue generated for the three months ended June 30, 2006 from the outsourcing agreement that commenced in September 2005 between Nexstar and WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”) and (2) advertising revenue from new local customers which increased by approximately $0.9 million compared to the same period in 2005. Advertising revenue from the Automotive and Fast Food/Restaurant business categories, which decreased by approximately $0.9 million and $0.2 million during the second quarter of 2006 compared to the prior year, respectively, were offset by advertising revenue from the Furniture and Paid Programming business categories, which increased by approximately $0.5 million and $0.4 million during the second quarter of 2006 compared to the prior year, respectively.

Gross political advertising revenue was $2.2 million for the three months ended June 30, 2006, compared to $0.8 million for the same period in 2005, an increase of $1.4 million, or 162.3%. The increase in gross political revenue was attributed to statewide and/or local races in New York, Pennsylvania, Illinois, Texas and Arkansas that occurred during the three months ended June 30, 2006 as compared to nominal political advertising during the three months ended June 30, 2005.

Retransmission compensation was $2.0 million for the three months ended June 30, 2006, compared to $0.7 million for the same period in 2005, an increase of $1.3 million, or 209.7%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors, the majority of which were completed in late 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.8 million for the three months ended June 30, 2006, compared to $2.5 million for the three months ended June 30, 2005, an increase of $1.3 million, or 50.6%. The increase during the three months ended June 30, 2006 was primarily attributed to higher compensation costs associated with Nexstar’s stock-based compensation expense that was not previously expensed and a higher amount of incentive compensation in recognition of operating performance accrued in the second quarter of 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $32.9 million for the three months ended June 30, 2006, compared to $30.3 million for the same period in 2005, an increase of $2.6 million, or 8.4%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended June 30, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in sales commissions associated with the increase in the Company’s local and national advertising revenue, (3) an increase in programming costs primarily due to film reimbursements and music licenses for WUHF, and (4) an increase in news department costs.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations, was $0.6 million for the three months ended June 30, 2005.

Amortization of broadcast rights, excluding barter, was $1.9 million for the three months ended June 30, 2006, compared to $2.3 million for the same period in 2005, a decrease of $0.4 million, or 17.8%. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming and a decline in write downs of broadcast programming during the second quarter of 2006 compared to the same period last year.

Amortization of intangible assets was $6.1 million for the three months ended June 30, 2006, compared to $6.6 million for the same period in 2005, a decrease of $0.5 million, or 8.9%. The decrease was primarily related to intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $4.6 million for the three months ended June 30, 2006, as compared to $4.3 million for the same period in 2005, an increase of $0.3 million, or 6.8%. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives. The increase in depreciation was partially offset by assets at certain stations becoming fully depreciated after June 30, 2005.

Income from Operations

Income from operations was $11.1 million for the three months ended June 30, 2006, compared to $6.9 million for the same period in 2005, an increase of $4.2 million, or 60.8%. The increase in income from operations for the three months ended June 30, 2006 was primarily attributable to the increase in net revenue, particularly in local advertising revenue, partially offset by an increase in station direct operating expenses, net of trade, and selling, general and administrative expenses as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $12.9 million for the three months ended June 30, 2006, compared to $10.9 million for the same period in 2005, a increase of $2.0 million, or 18.4%. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our and Mission’s senior credit facilities, partially offset by a decrease in the amount of debt outstanding in 2006 under our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the three months ended June 30, 2005 consisted of $9.6 million in call premium related to the redemption of the $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April, 2005, net of a gain of $2.3 million from the write off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Income Taxes

Income taxes decreased by 0.5 million, or 43.0% for the three months ended June 30, 2006 compared to the same period in 2005. The decrease in income taxes was primarily due to a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenue

Gross local advertising revenue was $82.1 million for the six months ended June 30, 2006, compared to $74.1 million for the same period in 2005, an increase of $8.0 million, or 10.9%. Gross national advertising revenue was $36.7 million for the six months ended June 30, 2006, compared to $33.8 million for the same period in 2005, an increase of $2.9 million, or 8.5%. The combined increase in gross local and national advertising revenue of $10.9 million was primarily the result of (1) revenue generated for the six months ended June 30, 2006 from the outsourcing agreement that commenced in September 2005 between Nexstar and WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair, (2) advertising revenue generated during the coverage of the Olympic Games that took place in February 2006, a portion of which was incremental to those time periods and (3) advertising revenue from new local customers which increased by approximately $1.6 million compared to the same period in 2005. Advertising revenue from the Automotive business category, which decreased by approximately $1.6 million during the first six months of 2006 compared to the prior year, was offset by advertising revenue from the Fast Food/Restaurant, Furniture and Paid Programming business categories, which increased by approximately $0.5 million, $0.8 million and $0.9 million during the first six months of 2006 compared to the prior year, respectively.

Gross political advertising revenue was $4.1 million for the six months ended June 30, 2006, compared to $1.1 million for the same period in 2005, an increase of $3.0 million, or 258.7%. The increase in gross political revenue was attributed to statewide and/or local races in New York, Pennsylvania, Illinois, Texas and Arkansas that occurred during the six months ended June 30, 2006 as compared to nominal political advertising during the six months ended June 30, 2005.

Retransmission compensation was $4.1 million for the six months ended June 30, 2006, compared to $1.2 million for the same period in 2005, an increase of $2.9 million, or 249.4%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors, the majority of which were completed in late 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $7.0 million for the six months ended June 30, 2006, compared to $5.5 million for the six months ended June 30, 2005, an increase of $1.5 million, or 26.4%. The increase during the six months ended June 30, 2006 was primarily attributed to higher compensation costs associated with Nexstar’s stock-based compensation expense that was not previously expensed and a higher amount of incentive compensation in recognition of operating performance accrued in the first six months of 2006, partially offset by a decrease in professional services fees incurred during the first six months of 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $65.8 million for the six months ended June 30, 2006, compared to $60.1 million for the same period in 2005, an increase of $5.7 million, or 9.6%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the six months ended June 30, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in sales commissions associated with the increase in the Company’s local and national advertising revenue, (3) an increase in programming costs primarily due to film reimbursements and music licenses for WUHF, and (4) an increase in news department costs.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations, was $0.6 million for the six months ended June 30, 2005.

Amortization of broadcast rights, excluding barter, was $4.0 million for the six months ended June 30, 2006, compared to $5.0 million for the same period in 2005, a decrease of $1.0 million, or 20.0%. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming and a decline in write downs of broadcast programming during the first six months of 2006 compared to the same period last year.

Amortization of intangible assets was $12.1 million for the six months ended June 30, 2006, compared to $13.4 million for the same period in 2005, a decrease of $1.3 million, or 9.7%. The decrease was primarily related to intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $9.2 million for the six months ended June 30, 2006, as compared to $8.8 million for the same period in 2005, an increase of $0.4 million, or 5.7%. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives. The increase in depreciation was partially offset by assets at certain stations becoming fully depreciated after June 30, 2005.

Income from Operations

Income from operations was $17.2 million for the six months ended June 30, 2006, compared to $8.5 million for the same period in 2005, an increase of $8.7 million, or 103.0%. The increase in income from operations for the six months ended June 30, 2006 was primarily attributable to the increase in net revenue, particularly in local advertising revenue, partially offset by an increase in station direct operating expenses, net of trade, and selling, general and administrative expenses as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $25.1 million for the six months ended June 30, 2006, compared to $24.0 million for the same period in 2005, an increase of $1.1 million, or 4.9%. The increase in interest expense was primarily attributed to the issuance of $75.0 million of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) in April 2005, and higher interest rates in 2006 under our and Mission’s senior credit facilities, partially offset by the redemption of the 12% Notes in April 2005 and a decrease in the amount of debt outstanding in 2006 under our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the six months ended June 30, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April, 2005, net of a gain of $2.3 million from the write off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Income Taxes

Income taxes decreased by $0.6 million, or 22.8% for the six months ended June 30, 2006 compared to the same period in 2005. The decrease in income taxes was primarily due to a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by (used for) operating activities	$17,387	$(3,748)
Net cash used for investing activities	(8,428)	(19,492)
Net cash provided by (used for) financing activities	(9,749)	14,995

Net decrease in cash and cash equivalents	$(790)	$(8,245)

Cash paid for interest, net	$18,742	$27,882
Cash paid (refunded) for income taxes, net	$31	$(126)

	June 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$12,697	$13,487
Long-term debt including current portion	$642,653	$646,505
Unused commitments under senior credit facilities (1)	$97,500	$97,500

(1)	Based on covenant calculations as of June 30, 2006, there was approximately $28.4 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $21.1 million during the six months ended June 30, 2006 compared to the same period in 2005. The increase was primarily due to better operating results as reflected in the $8.4 million decrease in net loss (excluding loss on extinguishment of debt), an increase of $3.9 million in cash flows from accounts payable and accrued expenses, an increase of $2.3 million in cash flows from interest payable (due to the redemption of the 12% Notes in April 2005, partially offset by the issuance of $75.0 million of 7% Notes in April 2005) and a decrease of $16.0 million in cash payments associated with the extinguishment of debt in April 2005, partially offset by a decrease of $6.4 million in cash flows from accounts receivable.

Cash paid for interest decreased by $9.1 million during the six months ended June 30, 2006 compared to the same period in 2005. Cash payments of interest for the six months ended June 30, 2005 included $9.6 million for the 12% Notes, along with the original $6.4 million discount related to the 12% Notes. The decrease in cash paid for interest for the six months ended June 30, 2006 compared to the same period in 2005 was partially offset by an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $11.7 million for the six months ended June 30, 2006, compared to $7.5 million for the six months ended June 30, 2005, an increase of $4.2 million due to higher interest rates and a greater amount of debt outstanding in 2006 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $11.1 million during the six months ended June 30, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to a decrease in acquisition related payments, partially offset by an increase in purchases of property and equipment.

Capital expenditures were $8.9 million for the six months ended June 30, 2006, compared to $7.1 million for the six months ended June 30, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $2.0 million for the six months ended June 30, 2005 to $4.8 million for the same period in 2006. We project that 2006 full-year capital expenditures will be approximately $22.0 million.

There was no cash used for station acquisitions for the six months ended June 30, 2006, compared to $12.5 million for the same period in 2005. Acquisition related payments for the six months ended June 30, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively.

Cash Flows – Financing Activities

The comparative net cash from financing activities decreased by $24.7 million during the six months ended June 30, 2006 compared to the same period in 2005, primarily due to the amount of net proceeds received from refinancing our and Mission’s long-term debt obligations in April 2005 and an increase in repayments during 2006 under our and Mission’s senior secured credit facilities. The decrease was partially offset by payments of debt financing costs of $3.4 million made in connection with the April 2005 refinancing of our and Mission’s long-term debt obligations.

The April 2005 refinancing of our and Mission’s long-term debt obligations provided the Company net cash proceeds of $19.0 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans and our issuance of 7% Notes of $427.4 million and the repayments of previous senior credit facility term and revolving borrowings and our 12% Notes of $408.4 million.

During the six months ended June 30, 2006, there were $9.7 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $1.7 million and voluntary repayments of $8.0 million of term loans.

During the six months ended June 30, 2005, there were $0.6 million of scheduled term loan maturities, $1.0 million of revolving loan repayments and $1.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2006, Nexstar and Mission had total combined debt of $642.7 million, which represented 113.2% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2006:

	Total	Remainder of 2006	2007- 2008	2009- 2010	Thereafter
		(in thousands)
Nexstar senior credit facility(1)	$166,481	$879	$3,516	$3,516	$158,570
Mission senior credit facility(1)	171,405	864	3,454	3,454	163,633
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(2)	130,000	—	46,906	—	83,094

	$667,886	$1,743	$53,876	$6,970	$605,297

(1)	Quarterly principal payments under the Nexstar and Mission senior credit facility term loans commenced on December 30, 2005.
(2)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

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

Debt Covenants

Our bank credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of our indirect subsidiary Nexstar Broadcasting and Mission. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of June 30, 2006, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2006. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 8 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Requirements for Digital Television (“DTV”) Conversion

It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Except for KNWA, all of the television stations we and Mission own and operate are broadcasting at least a low-power digital television signal. Digital conversion expenditures were $4.8 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively.

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 36 stations) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. The FCC established dates by which all television stations were required to be broadcasting a full-power DTV signal. As of June 30, 2006, only Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC and KARK are broadcasting with full-power digital signals. Stations that were not able to comply with full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their DTV facilities. We and Mission have filed requests for extension of time to construct full-power DTV facilities for our remaining stations. The FCC has not yet acted on these requests for extension of time.

No Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 53 through 56 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the critical accounting policies and estimates discussed in our 2005 Annual Report on Form 10-K.

Stock Option Expense Recognition

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. We recognize the expense related to our stock options over the period that the employee is required to provide services, and only to the extent the awards vest. Therefore, we apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit nonvested options. We base the forfeiture-rate assumption on Nexstar’s historical experience of award forfeitures, and as necessary, adjusted for certain events that are not expected to recur during the expected term of the option.

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

All borrowings at June 30, 2006 under the senior credit facilities bear interest at 7.25%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
			(in thousands)
Senior credit facilities	$21,118	$22,807	$24,497	$26,186	$27,876

There is no change to our cash flow from operations associated with our 7% senior subordinated notes due 2014 and our 11.375% senior discount notes due 2013 because these are fixed rate debt obligations. As of June 30, 2006, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of June 30, 2006, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Nexstar Broadcasting Group, Inc. held its 2006 Annual Meeting of Stockholders on May 30, 2006. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1 – The election of ten members to the Board of Directors to serve as directors until the next meeting of stockholders.

Nominees:	For:	Withheld:	Abstain:
Perry A. Sook	145,520,537	1,879,467	0
Blake R. Battaglia	145,522,037	1,877,967	0
Erik Brooks	145,522,037	1,877,967	0
Jay M. Grossman	145,287,222	2,112,782	0
Brent Stone	145,522,046	1,877,958	0
Royce Yudkoff	145,286,913	2,113,091	0
Geoff Armstrong	147,399,604	400	0
Michael Donovan	145,106,681	2,293,323	0
I. Martin Pompadur	145,116,468	2,283,536	0
Lis McNabb	147,399,604	400	0

Proposal 2 – The ratification of the selection of PricewaterhouseCoopers LLP as Nexstar Broadcasting Group, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For:	Against:	Abstain:
147,395,769	4,034	200

Proposal 3 – The approval of Nexstar Broadcasting Group, Inc.’s 2006 Long-Term Equity Incentive Plan.

For:	Against:	Abstain:	Broker Non-Vote:
141,217,358	1,513,228	2,000	4,667,418

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: August 8, 2006