Form 10-Q
period 2006-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2006-11-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

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

As of October 31, 2006, the Registrant had outstanding:

14,311,810 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,097	$13,487
Accounts receivable, net of allowance for doubtful accounts of $863 for both periods	48,897	46,706
Current portion of broadcast rights	18,306	12,574
Taxes receivable	247	—
Prepaid expenses and other current assets	2,672	1,980
Deferred tax asset	57	—
Assets held for sale	—	516

Total current assets	83,276	75,263

Property and equipment, net	100,881	98,156
Broadcast rights	10,832	3,704
Goodwill	146,258	146,258
FCC licenses	138,437	138,437
Other intangible assets, net	191,513	209,536
Other noncurrent assets	8,005	8,727

Total assets	$679,202	$680,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	19,406	13,169
Accounts payable	9,463	9,176
Accrued expenses	13,132	12,115
Taxes payable	—	249
Interest payable	3,066	6,556
Deferred revenue	7,557	4,369

Total current liabilities	56,109	49,119

Debt	637,324	643,020
Broadcast rights payable	11,190	4,639
Deferred tax liabilities	37,476	34,256
Deferred revenue	3,083	3,207
Deferred gain on sale of assets	5,913	6,240
Other liabilities	6,375	5,625

Total liabilities	757,470	746,106

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both September 30, 2006 and December 31, 2005	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,309,310 and 14,289,310 at September 30, 2006 and December 31, 2005, respectively	143	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both September 30, 2006 and December 31, 2005	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both September 30, 2006 and December 31, 2005	7	7
Additional paid-in capital	393,746	392,393
Accumulated deficit	(472,298)	(458,702)

Total stockholders’ deficit	(78,268)	(66,025)

Total liabilities and stockholders’ deficit	$679,202	$680,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue	$63,588	$54,674	$187,975	$166,648

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	17,738	16,554	52,831	49,303
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	20,380	18,459	61,506	54,763
Amortization of broadcast rights	4,821	5,681	14,387	17,121
Amortization of intangible assets	6,017	6,630	18,123	20,039
Depreciation	4,400	3,996	13,648	12,746
Loss on property held for sale	—	—	—	616
Loss on asset disposal, net	423	107	503	356

Total operating expenses	53,779	51,427	160,998	154,944

Income from operations	9,809	3,247	26,977	11,704
Interest expense, including amortization of debt financing costs	(13,189)	(11,364)	(38,330)	(35,332)
Loss on extinguishment of debt	—	—	—	(15,715)
Interest income	172	61	455	144
Other income (expenses), net	—	424	—	376

Loss before income taxes	(3,208)	(7,632)	(10,898)	(38,823)
Income tax expense	(733)	(1,255)	(2,698)	(3,800)

Net loss	$(3,941)	$(8,887)	$(13,596)	$(42,623)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.31)	$(0.48)	$(1.50)
Weighted average number of common shares outstanding:
Basic and diluted	28,379	28,363	28,372	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,596)	$(42,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,163	3,760
Provision for bad debts	532	778
Depreciation of property and equipment	13,648	12,746
Amortization of intangible assets	18,123	20,039
Amortization of debt financing costs	830	1,045
Amortization of broadcast rights, excluding barter	6,065	7,649
Payments for broadcast rights	(6,109)	(7,320)
Loss on asset disposal, net	503	356
Loss on property held for sale	—	616
Loss on extinguishment of debt	—	15,715
Deferred gain recognition	(327)	(327)
Amortization of debt discount	8,918	8,163
Stock-based compensation expense	1,353	—
Effect of accounting for derivative instruments	—	(197)
Call premium and interest paid in connection with repayment of senior subordinated notes	—	(15,981)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,723)	3,706
Prepaid expenses and other current assets	(692)	173
Taxes receivable	(247)	—
Other noncurrent assets	(412)	(311)
Accounts payable and accrued expenses	1,304	(1,595)
Taxes payable	(249)	154
Interest payable	(3,490)	(5,876)
Deferred revenue	3,064	986
Other noncurrent liabilities	750	249

Net cash provided by operating activities	30,408	1,905

Cash flows from investing activities:
Additions to property and equipment	(16,741)	(10,644)
Proceeds from sale of assets	563	139
Acquisition of broadcast properties and related transaction costs	—	(12,481)

Net cash used for investing activities	(16,178)	(22,986)

Cash flows from financing activities:
Proceeds from debt issuance	—	427,375
Repayment of long-term debt	(14,614)	(262,825)
Proceeds from revolver draws	—	1,000
Repayment of senior subordinated notes	—	(153,619)
Payments for debt financing costs	(6)	(3,573)

Net cash provided by (used for) financing activities	(14,620)	8,358

Net decrease in cash and cash equivalents	(390)	(12,723)
Cash and cash equivalents at beginning of period	13,487	18,505

Cash and cash equivalents at end of period	$13,097	$5,782

Supplemental schedule of cash flow information:
Cash paid for interest	$25,061	$39,742
Cash paid (refunded) for income taxes, net	$31	$(108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2006, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 46 television stations, 45 of which are affiliated with the NBC, ABC, CBS, Fox or My Network TV television networks and one of which is an independent station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

On September 18, 2006, the UPN and WB networks merged to form a new network called The CW. The Company (as defined below) operated three former UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. These three stations did not join The CW network, but instead became affiliates of My Network TV, a new primetime programming network that began operating on September 5, 2006. Management believes the change in affiliation for these three stations will not have a material impact on the Company’s condensed consolidated financial position and results of operations.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of September 30, 2006, the assets of Mission consisted of current assets of $1.9 million (excluding broadcast rights), broadcast rights of $6.2 million, FCC licenses of $28.7 million, goodwill of $16.7 million, other intangible assets of $43.6 million, property and equipment of $19.8 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2006:

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

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar has evaluated its arrangements with Sinclair and Piedmont and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $1.0 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $3.3 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. Nexstar received payments from Piedmont under the JSA of $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 10. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements (see “Adoption of SFAS No. 123(R)”).

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Prior to January 1, 2006, the Company had accounted for Nexstar’s stock-based employee compensation plan using the intrinsic value method of expense recognition prescribed by Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, which was permitted as an alternative to the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method of accounting of APB No. 25, compensation expense was not recognized when stock options were granted with an exercise price greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. The Company did not recognize compensation cost for employee stock options for the three and nine months ended September 30, 2005, as all options granted under Nexstar’s stock-based employee compensation plan had an exercise price greater than or equal to the market price of Nexstar’s common stock on the date of grant. The Company had applied the disclosure only provisions of SFAS No. 123 and made pro forma disclosure as if the fair value of stock options had been expensed under the accounting prescribed by SFAS No. 123.

The following table illustrates the pro forma effect on the net loss and net loss per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net loss, as reported	$(8,887)	$(42,623)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(330)	(1,042)

Pro forma net loss	$(9,217)	$(43,665)

Basic and diluted net loss per common share, as reported	$(0.31)	$(1.50)
Basic and diluted net loss per common share, pro forma	$(0.32)	$(1.54)

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

The weighted-average assumptions used in the Black-Scholes calculation for option grants during the nine months ended September 30, 2006, were as follows:

Nine Months Ended September 30, 2006
Expected volatility	44.78%
Risk-free interest rate	4.36%
Expected term	6.5 years
Dividend yield	0%
Fair value per share of options granted	$2.41

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

The expected volatility assumption used for stock option grants in 2006 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the nine months ended September 30, 2006, Nexstar granted stock options with “plain vanilla” characteristics and has estimated the expected term assumption using the simplified method provided in SEC Staff Accounting Bulletin No. 107. The Company utilized the simplified method of estimating expected term based on its lack of option exercise history. The risk-free interest rate is based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term.

As a result of adopting SFAS No. 123(R), Nexstar recorded $0.4 million ($0.02 per basic and diluted share) and $1.3 million ($0.04 per basic and diluted share) of compensation expense for the three and nine months ended September 30, 2006, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the adoption of SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements. The ongoing impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants. However, based on the awards currently known to be outstanding, Nexstar anticipates that the impact of adopting SFAS 123(R) will result in annual expense in 2006 of approximately $1.6 million. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur, but are not presently known.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three and nine months ended September 30, 2006 and 2005 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	2,909,630	2,025,685	2,146,608	2,084,949

In-the-money stock options excluded as the Company had a net loss during the period	—	4,239	777,600	4,267

Unvested restricted stock	20,827	—	14,321	—

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments – an amendment to of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. Management is currently evaluating the impact the adoption of this Statement will have on the Company’s condensed consolidated financial statements, which will primarily depend on the types of hybrid financial instruments the Company issues or acquires in the future.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46R-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R by clarifying that the variability considered be based on an analysis of the design of the entity. The variability that is considered in applying FIN No. 46R affects the determination of (a) whether an entity is a VIE, (b) which interests are “variable interests” in the entity, (c) if necessary, any calculation of the entity’s expected losses and residual returns, and (d) which party, if any, is the primary beneficiary of the VIE. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN No. 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company adopted FSP FIN No. 46R-6 in the third quarter 2006. The adoption of FIN No. 46R-6 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. The Company will adopt this Statement in the first quarter 2008. Management is currently evaluating the impact of adopting SFAS No. 157, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both a balance sheet and income statement approach. SAB No. 108 is effective for the first annual period ending after November 15, 2006, which is the Company’s 2006 fiscal year. Management is currently evaluating the impact the adoption of SAB No. 108 will have on the Company’s consolidated financial statements.

3. Pending Acquisition

On July 26, 2006, Nexstar entered into a purchase agreement to acquire substantially all of the assets of WTAJ, the CBS affiliate serving the Altoona-Johnstown, Pennsylvania market, for $56.0 million in cash from Television Station Group Holdings, LLC (“TSGH”). As part of the purchase consideration, Nexstar will also acquire the FCC license and certain assets and contracts of WLYH, The CW affiliate serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania market, which is operated by a third party under a “grandfathered” Time Brokerage Agreement that extends until 2015. In connection with the purchase agreement, on July 26, 2006, Nexstar issued a Letter of Credit to TSGH as a deposit in the amount of $2.8 million. Nexstar intends to finance the acquisition through cash on hand and borrowings under its senior secured credit facility. The acquisition could close in either the fourth quarter of 2006 or first quarter of 2007, subject to FCC consent.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Pending Transaction with Mission

On April 18, 2006, Nexstar and Mission announced that they had filed an application with the FCC for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. On August 28, 2006, Nexstar and Mission entered into a time brokerage agreement whereby (a) Mission will pay Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar will pay Mission $20 thousand per month for the right to sell all commercial time on KFTA within the Fox network programming time periods. Effective August 28, 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The time brokerage agreement between Nexstar and Mission will terminate effective with the closing of the sale of KFTA to Mission. Upon closing the purchase of KFTA, Mission plans to enter into joint sales and shared services agreements with Nexstar’s KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA. Nexstar’s KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. On June 6, 2006, Nexstar and Mission submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. On September 5, 2006, Equity submitted a petition to deny the applications for the renewal of licenses of KFTA and KNWA. Nexstar subsequently filed its response to the petition. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

5. Property Held for Sale

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

6. Property and Equipment

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2010 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $2.3 million. During the three and nine months ended September 30, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.6 million ($0.02 per basic and diluted share) and approximately $1.5 million ($0.05 per basic and diluted share), respectively.

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$335,588	$(153,517)	$182,071	$335,588	$(136,729)	$198,859
Other definite-lived intangible assets	1-15	20,168	(10,726)	9,442	23,132	(12,455)	10,677

Total intangible assets subject to amortization		$355,756	$(164,243)	$191,513	$358,720	$(149,184)	$209,536

Total amortization expense from definite-lived intangibles was $6.0 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively, and was $18.1 million and $20.0 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of September 30, 2006 is approximately $24 million each year for the years of 2006 through 2010.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $284.7 million at both September 30, 2006 and December 31, 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2006, the Company did not identify any events that would trigger an impairment assessment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill for the periods ended September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Beginning balance	$146,258	$145,576
Acquisitions	—	682

Ending balance	$146,258	$146,258

The consummation of the acquisitions of WTVO and KFTA/KNWA during 2005 increased goodwill by approximately $0.7 million.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Compensation and related taxes	$4,379	$3,524
Sales commissions	1,482	1,249
Employee benefits	1,279	994
Property taxes	1,212	697
Other accruals related to operating expenses	4,780	5,651

	$13,132	$12,115

9. Debt

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Term loans	$333,015	$347,629
7% senior subordinated notes due 2014, net of discount of $2,287 and $2,460	197,713	197,540
11.375% senior discount notes due 2013, net of discount of $19,919 and $28,664	110,081	101,336

	640,809	646,505
Less: current portion	(3,485)	(3,485)

	$637,324	$643,020

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $50.0 million revolving loan. As of September 30, 2006 and December 31, 2005, Nexstar had $162.0 million and $175.4 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2006, repayments of Nexstar’s Term Loan B totaled $13.3 million, which consisted of scheduled maturities of $1.3 million and voluntary repayments of $12.0 million. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted average interest rate of the Nexstar Facility was 7.12% and 6.28% at September 30, 2006 and December 31, 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $47.5 million revolving loan. As of September 30, 2006 and December 31, 2005, Mission had $171.0 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the nine months ended September 30, 2006, repayments of Mission’s Term Loan B totaled $1.3 million. The total weighted average interest rate of the Mission Facility was 7.12% and 6.28% at September 30, 2006 and December 31, 2005, respectively.

Unused Commitments and Borrowing Availability

As of September 30, 2006, there was approximately $94.7 million of total unused commitments (original total unused commitments of $97.5 million less a $2.8 million Letter of Credit issued on July 26, 2006) under the Nexstar and Mission credit facilities. Based on covenant calculations, as of September 30, 2006, there was approximately $63.0 million of total available borrowings that could be drawn under the Nexstar and Mission credit facilities.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) at September 30, 2006, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.00 times the last twelve months operating cash flow at September 30, 2006, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

10. Stock-Based Compensation Plans

2006 Long-Term Equity Incentive Plan

On May 30, 2006, Nexstar’s shareholders approved the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Under the 2006 Plan, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued. As of September 30, 2006, no shares had been granted under the 2006 Plan.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stock-Based Compensation Plans—(Continued)

2003 Long-Term Equity Incentive Plan

In 2003, Nexstar established the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other key employees of Nexstar or consultants. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued, and as of September 30, 2006, a total of 97,000 shares were available for future grant.

As of September 30, 2006, options to purchase 2,873,000 shares of Nexstar’s Class A common stock were outstanding under the 2003 Plan. Options awarded under the 2003 Plan are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant under the 2003 Plan may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled thirty days following the termination date. At September 30, 2006, there was approximately $5.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.51 years.

During 2006, Nexstar granted 30,000 shares of restricted stock under the 2003 Plan. This award vests monthly in increments of 2,500 shares and becomes fully vested as of January 23, 2007. As of September 30, 2006, 20,000 of the awarded shares were vested. The fair value of the award totaling $140 thousand, which was based on the market price of Nexstar’s common stock on the date of grant, is being recognized as an expense ratably over the vesting period. Nexstar recorded $35 thousand and $94 thousand of compensation expense for the three and nine months ended September 30, 2006, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. Prior to January 1, 2006, Nexstar had not granted any restricted stock awards and there were no forfeitures of nonvested restricted stock during the nine months ended September 30, 2006. At September 30, 2006, the total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $46 thousand, which is expected to be recognized through first quarter 2007.

The following table summarizes stock award activity and related information for all of Nexstar’s stock-based compensation plans for the nine months ended September 30, 2006 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2006	217,000	2,783,000	$9.68
2006 Plan shares approved	1,500,000	—	—
Options granted	(320,000)	320,000	$4.72	(1)
Restricted stock granted	(30,000)	—	—
Options exercised	—	—	—
Options forfeited/cancelled	230,000	(230,000)	$10.21

Balance at September 30, 2006	1,597,000	2,873,000	$9.09		8.21	$—

Exercisable at September 30, 2006		761,500	$12.93		7.37	—
Fully vested and expected to vest at September 30, 2006		2,757,231	$9.18		8.19	$—

(1)	All options granted during the nine months ended September 30, 2006 had an exercise price equal to the grant-date market price.
(2)	Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $3.95 on September 30, 2006, and the exercise price multiplied by the number of options outstanding.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stock-Based Compensation Plans—(Continued)

The following table summarizes information about options outstanding as of September 30, 2006 (not presented in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 9/30/06	Weighted- Average Exercise Price
$ 4.37 - $ 4.99	1,065,000	9.24	$4.46	—	—
$ 5.00 - $ 6.99	50,000	9.13	$5.80	7,000	$5.92
$ 7.00 - $ 8.99	635,000	8.20	$8.62	131,000	$8.61
$ 9.00 - $13.99	100,000	7.49	$12.71	40,000	$12.71
$14.00 - $14.17	1,023,000	7.17	$14.01	583,500	$14.00

	2,873,000			761,500

11. Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings. In the third quarter of 2006, management reduced an income tax-reserve liability due to the expiration of a statute of limitations. As a result, income tax expense for the three and nine months ended September 30, 2006 included a $0.5 million benefit attributed to a prior year tax position.

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The current Texas franchise tax structure will remain in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company has recalculated its deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax and temporary credit decreased the Company’s net deferred tax liabilities position resulting in approximately a $0.5 million ($0.02 per basic and diluted share) reduction in the deferred state income tax provision for the nine months ended September 30, 2006.

12. FCC Regulatory Matters

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

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital (“DTV”) transmission system. All commercial television stations in the United States were required to commence DTV operations on a schedule determined by the FCC and Congress. All of the television stations that Nexstar and Mission own and operate are broadcasting at least a low-power digital television signal. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of $0.2 million per station.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. FCC Regulatory Matters—(Continued)

Television broadcasters are currently broadcasting with both an analog signal and a DTV signal. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. See Note 6 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

The FCC also established dates by which all television stations were required to be broadcasting with a full-power DTV signal. As of September 30, 2006, Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC, KARK, KNWA and KFTA are broadcasting with full-power DTV signals. Stations that are not in compliance with the full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their full-power DTV facilities. Nexstar and Mission have filed requests for extension of time to construct full-power DTV facilities for their remaining stations. The FCC has not yet acted on these requests for extension of time.

DTV conversion expenditures were $9.5 million and $4.3 million, respectively, for the nine months ended September 30, 2006 and 2005. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

On June 21, 2006, the FCC initiated a rulemaking proceeding seeking comment on how to address the issues raised by the U.S. Court of Appeals for the Third Circuit in Prometheus v. FCC, which stayed and remanded several media ownership rules that the Commission had adopted in June 2003. The proceeding also opens a comprehensive review of all of the media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country will extend into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

13. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At September 30, 2006, Mission had $171.0 million outstanding under its senior credit facility.

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

14. Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar.

The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of September 30, 2006 and December 31, 2005 with respect to the financial position and for the three and nine months ended September 30, 2006 and 2005 for results of operations and for the nine months ended September 30, 2006 and 2005 for cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

September 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13,097	$—	$13,097
Other current assets	—	7	70,173	(1)	70,179

Total current assets	—	7	83,270	(1)	83,276

Investments in subsidiaries eliminated upon consolidation	17,398	127,353	—	(144,751)	—
Amounts due from parents eliminated upon consolidation	—	—	4,859	(4,859)	—
Property and equipment, net	—	—	100,881	—	100,881
Goodwill	—	—	146,258	—	146,258
FCC licenses	—	—	138,437	—	138,437
Other intangible assets, net	—	—	191,513	—	191,513
Other noncurrent assets	2	2,095	16,751	(11)	18,837

Total assets	$17,400	$129,455	$681,969	$(149,622)	$679,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	26	1	52,598	(1)	52,624

Total current liabilities	26	1	56,083	(1)	56,109

Debt	—	110,081	527,243	—	637,324
Amounts due to subsidiary eliminated upon consolidation	2,886	1,973	—	(4,859)	—
Other noncurrent liabilities	—	2	64,047	(12)	64,037

Total liabilities	2,912	112,057	647,373	(4,872)	757,470

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	14,204	17,398	34,596	(144,750)	(78,552)

Total stockholders’ equity (deficit)	14,488	17,398	34,596	(144,750)	(78,268)

Total liabilities and stockholders’ equity (deficit)	$17,400	$129,455	$681,969	$(149,622)	$679,202

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$63,588	$—	$63,588

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,738	—	17,738
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	33	—	20,347	—	20,380
Amortization of broadcast rights	—	—	4,821	—	4,821
Amortization of intangible assets	—	—	6,017	—	6,017
Depreciation	—	—	4,400	—	4,400
Loss on asset disposal, net	—	—	423	—	423

Total operating expenses	33	—	53,746	—	53,779

Income (loss) from operations	(33)	—	9,842	—	9,809
Interest expense, including amortization of debt financing costs	—	(3,049)	(10,140)	—	(13,189)
Equity in earnings (loss) of subsidiaries	(2,525)	524	—	2,001	—
Other income, net	—	—	172	—	172

Loss before income taxes	(2,558)	(2,525)	(126)	2,001	(3,208)
Income tax expense	—	—	(733)	—	(733)

Net loss	$(2,558)	$(2,525)	$(859)	$2,001	$(3,941)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$54,674	$—	$54,674

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	16,554	—	16,554
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	39	—	18,420	—	18,459
Amortization of broadcast rights	—	—	5,681	—	5,681
Amortization of intangible assets	—	—	6,630	—	6,630
Depreciation	—	—	3,996	—	3,996
Loss on asset disposal, net	—	—	107	—	107

Total operating expenses	39	—	51,388	—	51,427

Income (loss) from operations	(39)	—	3,286	—	3,247
Interest expense, including amortization of debt financing costs	—	(2,737)	(8,627)	—	(11,364)
Equity in loss of subsidiaries	(6,231)	(3,494)	—	9,725	—
Other income, net	—	—	485	—	485

Loss before income taxes	(6,270)	(6,231)	(4,856)	9,725	(7,632)
Income tax expense	—	—	(1,255)	—	(1,255)

Net loss	$(6,270)	$(6,231)	$(6,111)	$9,725	$(8,887)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$187,975	$—	$187,975

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	52,831	—	52,831
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	101	—	61,405	—	61,506
Amortization of broadcast rights	—	—	14,387	—	14,387
Amortization of intangible assets	—	—	18,123	—	18,123
Depreciation	—	—	13,648	—	13,648
Loss on asset disposal, net	—	—	503	—	503

Total operating expenses	101	—	160,897	—	160,998

Income (loss) from operations	(101)	—	27,078	—	26,977
Interest expense, including amortization of debt financing costs	—	(8,986)	(29,344)	—	(38,330)
Equity in loss of subsidiaries	(9,786)	(800)	—	10,586	—
Other income, net	—	—	455	—	455

Loss before income taxes	(9,887)	(9,786)	(1,811)	10,586	(10,898)
Income tax expense	—	—	(2,698)	—	(2,698)

Net loss	$(9,887)	$(9,786)	$(4,509)	$10,586	$(13,596)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$166,648	$—	$166,648

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	49,303	—	49,303
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	117	—	54,646	—	54,763
Amortization of broadcast rights	—	—	17,121	—	17,121
Amortization of intangible assets	—	—	20,039	—	20,039
Depreciation	—	—	12,746	—	12,746
Loss on property and asset disposal, net	—	—	972	—	972

Total operating expenses	117	—	154,827	—	154,944

Income (loss) from operations	(117)	—	11,821	—	11,704
Interest expense, including amortization of debt financing costs	—	(8,068)	(27,264)	—	(35,332)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in loss of subsidiaries	(35,474)	(27,406)	—	62,880	—
Other income, net	—	—	520	—	520

Loss before income taxes	(35,591)	(35,474)	(30,638)	62,880	(38,823)
Income tax expense	—	—	(3,800)	—	(3,800)

Net loss	$(35,591)	$(35,474)	$(34,438)	$62,880	$(42,623)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$30,408	$—	$30,408

Cash flows from investing activities:
Additions to property and equipment	—	—	(16,741)	—	(16,741)
Other investing activites	—	—	563	—	563

Net cash used for investing activities	—	—	(16,178)	—	(16,178)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(14,614)	—	(14,614)
Other financing activities	—	—	(6)	—	(6)

Net cash used for financing activities	—	—	(14,620)	—	(14,620)

Net decrease in cash and cash equivalents	—	—	(390)	—	(390)

Cash and cash equivalents at beginning of period	—	—	13,487	—	13,487

Cash and cash equivalents at end of period	$—	$—	$13,097	$—	$13,097

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$1,905	$—	$1,905

Cash flows from investing activities:
Additions to property and equipment	—	—	(10,644)	—	(10,644)
Acquisition of broadcast properties and related transaction costs	—	—	(12,481)	—	(12,481)
Other investing activities	—	—	139	—	139

Net cash used for investing activities	—	—	(22,986)	—	(22,986)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375	—	427,375
Repayment of long-term debt	—	—	(262,825)	—	(262,825)
Proceeds from revolver draws	—	—	1,000	—	1,000
Repayment of senior subordinated notes	—	—	(153,619)	—	(153,619)
Payments for debt financing costs	—	—	(3,573)	—	(3,573)

Net cash provided by financing activities	—	—	8,358	—	8,358

Net decrease in cash and cash equivalents	—	—	(12,723)	—	(12,723)

Cash and cash equivalents at beginning of period	—	—	18,505	—	18,505

Cash and cash equivalents at end of period	$—	$—	$5,782	$—	$5,782

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Senior Subordinated Notes

On December 30, 2003 and April 1, 2005, Nexstar Broadcasting, a 100% owned subsidiary of Nexstar Finance Holdings, issued 7% senior subordinated notes (“7% Notes”) due in January 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar.

The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”. The following represents summarized condensed consolidating financial information as of September 30, 2006 and December 31, 2005 with respect to the financial position and for the three and nine months ended September 30, 2006 and 2005 for results of operations and for the nine months ended September 30, 2006 and 2005 for cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

September 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,114	$983	$—	$—	$13,097
Due from Mission	—	19,953	—	—	(19,953)	—
Other current assets	—	65,628	4,545	7	(1)	70,179

Total current assets	—	97,695	5,528	7	(19,954)	83,276
Investments in subsidiaries eliminated upon consolidation	17,398	—	—	127,353	(144,751)	—
Amounts due from parents eliminated upon consolidation	—	4,859	—	—	(4,859)	—
Property and equipment, net	—	81,092	19,815	—	(26)	100,881
Goodwill	—	129,607	16,651	—	—	146,258
FCC licenses	—	109,701	28,736	—	—	138,437
Other intangible assets, net	—	147,963	43,550	—	—	191,513
Other noncurrent assets	2	13,637	3,114	2,095	(11)	18,837

Total assets	$17,400	$584,554	$117,394	$129,455	$(169,601)	$679,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	19,953	—	(19,953)	—
Other current liabilities	26	47,068	5,530	1	(1)	52,624

Total current liabilities	26	48,826	27,210	1	(19,954)	56,109

Debt	—	357,997	169,246	110,081	—	637,324
Amounts due to subsidiary eliminated upon consolidation	2,886	—	—	1,973	(4,859)	—
Other noncurrent liabilities	—	50,378	13,669	2	(12)	64,037

Total liabilities	2,912	457,201	210,125	112,057	(24,825)	757,470

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	14,204	127,353	(92,731)	17,398	(144,776)	(78,552)

Total stockholders’ equity (deficit)	14,488	127,353	(92,731)	17,398	(144,776)	(78,268)

Total liabilities and stockholders’ equity (deficit)	$17,400	$584,554	$117,394	$129,455	$(169,601)	$679,202

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$62,184	$1,404	$—	$—	$63,588
Revenue between consolidated entities	—	1,955	7,836	—	(9,791)	—

Net revenue	—	64,139	9,240	—	(9,791)	63,588

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,549	1,189	—	—	17,738
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	33	19,721	626	—	—	20,380
Local service agreement fees between consolidated entities	—	7,836	1,955	—	(9,791)	—
Amortization of broadcast rights	—	3,705	1,116	—	—	4,821
Amortization of intangible assets	—	4,668	1,349	—	—	6,017
Depreciation	—	3,586	818	—	(4)	4,400
Loss on asset disposal, net	—	423	—	—	—	423

Total operating expenses	33	56,488	7,053	—	(9,795)	53,779

Income (loss) from operations	(33)	7,651	2,187	—	4	9,809
Interest expense, including amortization of debt financing costs	—	(6,883)	(3,257)	(3,049)	—	(13,189)
Equity in earnings (loss) of subsidiaries	(2,525)	—	—	524	2,001	—
Other income, net	—	157	15	—	—	172

Income (loss) before income taxes	(2,558)	925	(1,055)	(2,525)	2,005	(3,208)
Income tax expense	—	(401)	(332)	—	—	(733)

Net income (loss)	$(2,558)	$524	$(1,387)	$(2,525)	$2,005	$(3,941)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$53,533	$1,141	$—	$—	$54,674
Revenue between consolidated entities	—	2,850	6,847	—	(9,697)	—

Net revenue	—	56,383	7,988	—	(9,697)	54,674

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	15,447	1,107	—	—	16,554
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	39	17,886	534	—	—	18,459
Local service agreement fees between consolidated entities	—	6,847	2,850	—	(9,697)	—
Amortization of broadcast rights	—	4,512	1,169	—	—	5,681
Amortization of intangible assets	—	5,102	1,528	—	—	6,630
Depreciation	—	3,301	699	—	(4)	3,996
Loss on asset disposal, net	—	106	1	—	—	107

Total operating expenses	39	53,201	7,888	—	(9,701)	51,427

Income (loss) from operations	(39)	3,182	100	—	4	3,247
Interest expense, including amortization of debt financing costs	—	(6,236)	(2,391)	(2,737)	—	(11,364)
Equity in loss of subsidiaries	(6,231)	—	—	(3,494)	9,725	—
Other income, net	—	477	8	—	—	485

Loss before income taxes	(6,270)	(2,577)	(2,283)	(6,231)	9,729	(7,632)
Income tax expense	—	(917)	(338)	—	—	(1,255)

Net loss	$(6,270)	$(3,494)	$(2,621)	$(6,231)	$9,729	$(8,887)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$183,823	$4,152	$—	$—	$187,975
Revenue between consolidated entities	—	5,855	22,620	—	(28,475)	—

Net revenue	—	189,678	26,772	—	(28,475)	187,975

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	49,338	3,493	—	—	52,831
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	101	59,689	1,716	—	—	61,506
Local service agreement fees between consolidated entities	—	22,620	5,855	—	(28,475)	—
Amortization of broadcast rights	—	11,458	2,929	—	—	14,387
Amortization of intangible assets	—	14,076	4,047	—	—	18,123
Depreciation	—	11,187	2,472	—	(11)	13,648
Loss on asset disposal, net	—	496	7	—	—	503

Total operating expenses	101	168,864	20,519	—	(28,486)	160,998

Income (loss) from operations	(101)	20,814	6,253	—	11	26,977
Interest expense, including amortization of debt financing costs	—	(20,215)	(9,129)	(8,986)	—	(38,330)
Equity in loss of subsidiaries	(9,786)	—	—	(800)	10,586	—
Other income, net	—	415	40	—	—	455

Income (loss) before income taxes	(9,887)	1,014	(2,836)	(9,786)	10,597	(10,898)
Income tax expense	—	(1,814)	(884)	—	—	(2,698)

Net loss	$(9,887)	$(800)	$(3,720)	$(9,786)	$10,597	$(13,596)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$162,932	$3,716	$—	$—	$166,648
Revenue between consolidated entities	—	8,550	20,812	—	(29,362)	—

Net revenue	—	171,482	24,528	—	(29,362)	166,648

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	46,161	3,142	—	—	49,303
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	117	53,086	1,560	—	—	54,763
Local service agreement fees between consolidated entities	—	20,812	8,550	—	(29,362)	—
Amortization of broadcast rights	—	13,719	3,402	—	—	17,121
Amortization of intangible assets	—	15,339	4,700	—	—	20,039
Depreciation	—	10,658	2,099	—	(11)	12,746
Loss on property and asset disposal, net	—	918	54	—	—	972

Total operating expenses	117	160,693	23,507	—	(29,373)	154,944

Income (loss) from operations	(117)	10,789	1,021	—	11	11,704
Interest expense, including amortization of debt financing costs	—	(20,706)	(6,558)	(8,068)	—	(35,332)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in loss of subsidiaries	(35,474)	—	—	(27,406)	62,880	—
Other income, net	—	502	18	—	—	520

Loss before income taxes	(35,591)	(24,622)	(6,027)	(35,474)	62,891	(38,823)
Income tax expense	—	(2,784)	(1,016)	—	—	(3,800)

Net loss	$(35,591)	$(27,406)	$(7,043)	$(35,474)	$62,891	$(42,623)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$28,343	$2,065	$—	$—	$30,408

Cash flows from investing activities:
Additions to property and equipment	—	(15,540)	(1,201)	—	—	(16,741)
Other investing activities	—	553	10	—	—	563

Net cash used for investing activities	—	(14,987)	(1,191)	—	—	(16,178)

Cash flows from financing activities:
Repayment of long-term debt	—	(13,319)	(1,295)	—	—	(14,614)
Other financing activities	—	(6)	—	—	—	(6)

Net cash used for financing activities	—	(13,325)	(1,295)	—	—	(14,620)

Net increase (decrease) in cash and cash equivalents	—	31	(421)	—	—	(390)

Cash and cash equivalents at beginning of period	—	12,083	1,404	—	—	13,487

Cash and cash equivalents at end of period	$—	$12,114	$983	$—	$—	$13,097

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(622)	$2,527	$—	$—	$1,905

Cash flows from investing activities:
Additions to property and equipment	—	(9,620)	(1,024)	—	—	(10,644)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,143)	—	—	(12,481)
Other investing activites	—	123	16	—	—	139

Net cash used for investing activities	—	(15,835)	(7,151)	—	—	(22,986)

Cash flows from financing activities:
Proceeds from debt issuance	—	254,675	172,700	—	—	427,375
Repayment of long-term debt	—	(90,085)	(172,740)	—	—	(262,825)
Proceeds from revolver draws	—	1,000	—	—	—	1,000
Repayment of senior subordinated notes	—	(153,619)	—	—	—	(153,619)
Payments for debt financing costs	—	(2,778)	(795)	—	—	(3,573)

Net cash provided by (used for) financing activities	—	9,193	(835)	—	—	8,358

Net decrease in cash and cash equivalents	—	(7,264)	(5,459)	—	—	(12,723)
Cash and cash equivalents at beginning of period	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of period	$—	$4,260	$1,522	$—	$—	$5,782

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended September 30, 2006 and 2005, and $0.2 million for each of the nine months ended September 30, 2006 and 2005, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of September 30, 2006, unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Executive Summary

Third Quarter 2006 Highlights

•	Net revenue increased 16.3% during the third quarter of 2006 compared to the same period in 2005, primarily from the increase in local, national and political advertising revenue and retransmission compensation. Gross local and national advertising revenue on a combined basis increased 5.7% during the third quarter of 2006. Gross political advertising revenue increased from $0.2 million for the third quarter of 2005 to $6.3 million for the third quarter of 2006 as the result of the typical cyclical nature of political advertising whereby advertising by candidates for political offices significantly increases in even-numbered election years. Total revenue from the retransmission consent agreements was approximately $3.5 million for the three months ended September 30, 2006 (which included approximately $2.3 million of retransmission compensation and approximately $1.2 million of advertising revenue generated from the retransmission consent agreements), compared to $0.7 million for the three months ended September 30, 2005.

•	On September 29, 2006, we and Mission in total made repayments of $4.9 million to Term Loan B under the senior secured credit facilities, of which $4.0 million was a voluntary repayment and $0.9 million were scheduled term loan maturities.

•	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that method, we are required to record compensation expense for all stock options granted, but not yet vested. We determine compensation expense based on the options’ fair value at their grant date using the Black-Scholes option pricing model. Because we have adopted a prospective transition method, results for prior periods have not been restated. Total compensation cost recognized for the three months ended September 30, 2006 was approximately $0.4 million ($0.01 per basic and diluted share) and was included in selling, general and administrative expenses in our condensed consolidated statement of operations.

Overview of Operations

We owned and operated 29 television stations as of September 30, 2006. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of September 30, 2006. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of September 30, 2006 with Mission:

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

Our net revenue increased 12.8% to $188.0 million for the nine months ended September 30, 2006, compared to $166.6 million for the nine months ended September 30, 2005. Our net revenue was higher in 2006 than in 2005 due to several factors, including advertising revenue generated during the coverage of the Olympic Games and an increased demand for political advertising that was favorably affected by the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political revenue was $10.3 million for the nine months ended September 30, 2006, a significant increase over the $1.4 million for the nine months ended September 30, 2005. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2006 is an election year, a significant percentage of the Company’s revenue growth in 2006 is expected to be attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races.

Automotive-related advertising, our largest advertising category, represented approximately 25% and 26% of our core local and national advertising revenue for the nine months ended September 30, 2006 and 2005, respectively. Our automotive-related advertising decreased approximately 3% for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to a decline in demand for advertising from this business category. A significant change in this advertising revenue source could materially affect our future results of operations.

Recent Developments

On April 18, 2006, we and Mission announced that we had filed an application with the FCC for consent for us to sell KFTA Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. On August 28, 2006, we and Mission entered into a time brokerage agreement whereby (a) Mission will pay us $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) we will pay Mission $20 thousand per month for the right to sell all commercial time on KFTA within the Fox network programming time periods. Effective August 28, 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The time brokerage agreement between us and Mission will terminate effective with the sale of KFTA to Mission. Upon closing the purchase of KFTA, Mission plans to enter into joint sales and shared services agreements with our station KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA. Our station KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that we improperly control Mission and its stations. On June 6, 2006, we and Mission submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. On September 5, 2006, Equity submitted a petition to deny the applications for the renewal of licenses of KFTA and KNWA. Nexstar subsequently filed its response to the petition. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

On July 26, 2006, Nexstar entered into a purchase agreement to acquire substantially all of the assets of WTAJ, the CBS affiliate serving the Altoona-Johnstown, Pennsylvania market, for $56.0 million in cash from Television Station Group Holdings, LLC (“TSGH”). As part of the purchase consideration, Nexstar will also acquire the FCC license and certain assets and contracts of WLYH, The CW affiliate serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania market, which is operated by a third party under a “grandfathered” Time Brokerage Agreement that extends until 2015. In connection with the purchase agreement, on July 26, 2006, Nexstar issued a Letter of Credit to TSGH as a deposit in the amount of $2.8 million. Nexstar intends to finance the acquisition through cash on hand and borrowings under its senior secured credit facility. The acquisition could close in either the fourth quarter of 2006 or first quarter of 2007, subject to FCC consent.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$38,657	57.6	$36,215	63.8	$120,794	61.1	$110,306	64.1
National	17,801	26.5	17,215	30.3	54,473	27.5	51,027	29.6
Political	6,284	9.4	247	0.4	10,344	5.2	1,379	0.8
Retransmission compensation	2,253	3.3	665	1.2	6,306	3.2	1,825	1.0
Network compensation	1,063	1.6	1,651	2.9	3,151	1.6	5,310	3.1
Other	1,066	1.6	774	1.4	2,792	1.4	2,344	1.4

Total gross revenue	67,124	100.0	56,767	100.0	197,860	100.0	172,191	100.0
Less: Agency commissions	7,894	11.8	6,678	11.8	23,280	11.8	20,263	11.8

Net broadcast revenue	59,230	88.2	50,089	88.2	174,580	88.2	151,928	88.2
Trade and barter revenue	4,358		4,585		13,395		14,720

Net revenue	$63,588		$54,674		$187,975		$166,648

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$63,588	100.0	$54,674	100.0	$187,975	100.0	$166,648	100.0
Operating expenses:
Corporate expenses	3,163	5.0	2,466	4.5	10,132	5.4	7,979	4.8
Station direct operating expenses, net of trade	16,173	25.4	15,189	27.8	47,847	25.5	44,462	26.7
Selling, general and administrative expenses	17,217	27.1	15,993	29.3	51,374	27.3	46,784	28.1
Loss on property held for sale	—	—	—	—	—	—	616	0.4
Loss on asset disposal, net	423	0.7	107	0.2	503	0.3	356	0.2
Trade and barter expense	4,304	6.8	4,378	8.0	13,306	7.1	14,313	8.6
Depreciation and amortization	10,417	16.4	10,626	19.4	31,771	16.9	32,785	19.7
Amortization of broadcast rights, excluding barter	2,082	3.3	2,668	4.9	6,065	3.2	7,649	4.6

Income from operations	$9,809		$3,247		$26,977		$11,704

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Revenue

Gross local advertising revenue was $38.7 million for the three months ended September 30, 2006, compared to $36.2 million for the same period in 2005, an increase of $2.5 million, or 6.7%. Gross national advertising revenue was $17.8 million for the three months ended September 30, 2006, compared to $17.2 million for the same period in 2005, an increase of $0.6 million, or 3.4%. The combined increase in gross local and national advertising revenue of $3.1 million was primarily the result of (1) an increase in revenue generated for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 from the outsourcing agreement that commenced in September 2005 between Nexstar and WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $1.2 million compared to the same period in 2005 and (3) advertising revenue from new local customers which increased by approximately $0.9 million compared to the same period in 2005. Advertising revenue from the Automotive and Paid Programming business categories, which increased by approximately $0.3 million and $0.2 million during the third quarter of 2006 compared to the prior year, respectively, were offset by advertising revenue from the Fast Food/Restaurants, Packaged Goods and Department and Retail Stores business categories, which decreased by approximately $0.2 million, $0.3 million and $0.4 million during the third quarter of 2006 compared to the prior year, respectively.

Gross political advertising revenue was $6.3 million for the three months ended September 30, 2006, compared to $0.2 million for the same period in 2005, an increase of $6.1 million. The increase in gross political revenue was attributed to statewide and/or local races (primarily in Pennsylvania, Missouri, Illinois, New York and Indiana) that occurred during the three months ended September 30, 2006 as compared to nominal political advertising during the three months ended September 30, 2005.

Retransmission compensation was $2.3 million for the three months ended September 30, 2006, compared to $0.7 million for the same period in 2005, an increase of $1.6 million, or 238.8%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors, the majority of which were completed in late 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.2 million for the three months ended September 30, 2006, compared to $2.5 million for the three months ended September 30, 2005, an increase of $0.7 million, or 28.3%. The increase during the three months ended September 30, 2006 was primarily attributed to higher compensation costs associated with Nexstar’s stock-based compensation expense that was not previously expensed prior to our adoption of SFAS 123(R) in 2006 and a higher amount of incentive compensation in recognition of operating performance accrued in the third quarter of 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $33.4 million for the three months ended September 30, 2006, compared to $31.2 million for the same period in 2005, an increase of $2.2 million, or 7.1%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended September 30, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in sales commissions associated with the increase in our local, national and political advertising revenue, (3) an increase in programming costs and music licenses associated with WUHF, and (4) an increase in news department costs.

Amortization of broadcast rights, excluding barter, was $2.1 million for the three months ended September 30, 2006, compared to $2.7 million for the same period in 2005, a decrease of $0.6 million, or 22.0%. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming and a decline in write downs of broadcast programming during the third quarter of 2006 compared to the same period last year.

Amortization of intangible assets was $6.0 million for the three months ended September 30, 2006, compared to $6.6 million for the same period in 2005, a decrease of $0.6 million, or 9.2%. The decrease was primarily related to intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $4.4 million for the three months ended September 30, 2006, as compared to $4.0 million for the same period in 2005, an increase of $0.4 million, or 10.1%. The increase was primarily attributed to accelerating the depreciation of certain assets due to our and Mission’s reassessment of their estimated remaining useful lives. The increase in depreciation was partially offset by assets at certain stations becoming fully depreciated after September 30, 2005.

Income from Operations

Income from operations was $9.8 million for the three months ended September 30, 2006, compared to $3.2 million for the same period in 2005, an increase of $6.6 million, or 202.1%. The increase in income from operations for the three months ended September 30, 2006 was primarily attributable to the increase in net revenue, particularly in political advertising revenue, partially offset by an increase in station direct operating expenses, net of trade, and selling, general and administrative expenses as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $13.2 million for the three months ended September 30, 2006, compared to $11.4 million for the same period in 2005, an increase of $1.8 million, or 16.1%. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our and Mission’s senior credit facilities, partially offset by a decrease in the amount of debt outstanding in 2006 under our and Mission’s senior credit facilities.

Income Taxes

Income taxes decreased by 0.5 million, or 41.6% for the three months ended September 30, 2006 compared to the same period in 2005. The decrease in income taxes was primarily due to the recognition of a benefit from a prior year tax position in third quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenue

Gross local advertising revenue was $120.8 million for the nine months ended September 30, 2006, compared to $110.3 million for the same period in 2005, an increase of $10.5 million, or 9.5%. Gross national advertising revenue was $54.5 million for the nine months ended September 30, 2006, compared to $51.0 million for the same period in 2005, an increase of $3.5 million, or 6.8%. The combined increase in gross local and national advertising revenue of $14.0 million was primarily the result of (1) an increase in revenue generated for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 from the outsourcing agreement that commenced in September 2005 between Nexstar and WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair, (2) advertising revenue generated during the coverage of the Olympic Games that took place in February 2006, a portion of which was incremental to those time periods, (3) advertising revenue generated from the retransmission consent agreements which increased by approximately $3.3 million compared to the same period in 2005, and (4) advertising revenue from new local customers which increased by approximately $2.5 million compared to the same period in 2005. Advertising revenue from the Paid Programming, Furniture and Medical/Healthcare business categories, which increased by approximately $1.0 million, $0.9 million and $0.9 million during the first nine months of 2006 compared to the prior year, respectively, was offset by advertising revenue from the Automotive, Packaged Goods and Department and Retail Stores business categories, which decreased by approximately $1.4 million, $0.8 million and $0.8 million during the first nine months of 2006 compared to the prior year, respectively.

Gross political advertising revenue was $10.3 million for the nine months ended September 30, 2006, compared to $1.4 million for the same period in 2005, an increase of $8.9 million, or 650.1%. The increase in gross political revenue was attributed to statewide and/or local races (primarily in Pennsylvania, Missouri, Illinois, New York, Indiana and Texas) that occurred during the nine months ended September 30, 2006 as compared to nominal political advertising during the nine months ended September 30, 2005.

Retransmission compensation was $6.3 million for the nine months ended September 30, 2006, compared to $1.8 million for the same period in 2005, an increase of $4.5 million, or 245.5%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors, the majority of which were completed in late 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $10.1 million for the nine months ended September 30, 2006, compared to $8.0 million for the nine months ended September 30, 2005, an increase of $2.1 million, or 27.0%. The increase during the nine months ended September 30, 2006 was primarily attributed to higher compensation costs associated with Nexstar’s stock-based compensation expense that was not previously expensed prior to our adoption of SFAS 123(R) in 2006 and a higher amount of incentive compensation in recognition of operating performance accrued in the first nine months of 2006, partially offset by a decrease in professional services fees incurred during the first nine months of 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $99.2 million for the nine months ended September 30, 2006, compared to $91.2 million for the same period in 2005, an increase of $8.0 million, or 8.7%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the nine months ended September 30, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in sales commissions associated with the increase in our local, national and political advertising revenue, (3) an increase in programming costs and music licenses associated with WUHF, and (4) an increase in news department costs.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations, was $0.6 million for the nine months ended September 30, 2005.

Amortization of broadcast rights, excluding barter, was $6.1 million for the nine months ended September 30, 2006, compared to $7.6 million for the same period in 2005, a decrease of $1.5 million, or 20.7%. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming and a decline in write downs of broadcast programming during the first nine months of 2006 compared to the same period last year.

Amortization of intangible assets was $18.1 million for the nine months ended September 30, 2006, compared to $20.0 million for the same period in 2005, a decrease of $1.9 million, or 9.6%. The decrease was primarily related to intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $13.6 million for the nine months ended September 30, 2006, as compared to $12.7 million for the same period in 2005, an increase of $0.9 million, or 7.1%. The increase was primarily attributed to accelerating the depreciation of certain assets due to our and Mission’s reassessment of their estimated remaining useful lives. The increase in depreciation was partially offset by assets at certain stations becoming fully depreciated after September 30, 2005.

Income from Operations

Income from operations was $27.0 million for the nine months ended September 30, 2006, compared to $11.7 million for the same period in 2005, an increase of $15.3 million, or 130.5%. The increase in income from operations for the nine months ended September 30, 2006 was primarily attributable to the increase in net revenue, particularly in local and political advertising revenue, partially offset by an increase in station direct operating expenses, net of trade, and selling, general and administrative expenses as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $38.3 million for the nine months ended September 30, 2006, compared to $35.3 million for the same period in 2005, an increase of $3.0 million, or 8.5%. The increase in interest expense was primarily attributed to the issuance of $75.0 million of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) in April 2005, and higher interest rates in 2006 under our and Mission’s senior credit facilities, partially offset by the redemption of the 12% Notes in April 2005 and a decrease in the amount of debt outstanding in 2006 under our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the nine months ended September 30, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April 2005, net of a gain of $2.3 million from the write off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Income Taxes

Income taxes decreased by $1.1 million, or 29.0% for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in income taxes was primarily due to a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006 and the recognition of a $0.5 million benefit from a prior year tax position in the third quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$30,408	$1,905
Net cash used for investing activities	(16,178)	(22,986)
Net cash provided by (used for) financing activities	(14,620)	8,358

Net decrease in cash and cash equivalents	$(390)	$(12,723)

Cash paid for interest	$25,061	$39,742
Cash paid (refunded) for income taxes, net	$31	$(108)

	September 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$13,097	$13,487
Long-term debt including current portion	$640,809	$646,505
Unused commitments under senior credit facilities (1)	$94,700	$97,500

(1)	Based on covenant calculations as of September 30, 2006, there was approximately $63.0 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Cash Flows – Operating Activities

The comparative net cash provided by operating activities increased by $28.5 million during the nine months ended September 30, 2006 compared to the same period in 2005. The increase was primarily due to better operating results as reflected in the $13.3 million decrease in net loss (excluding loss on extinguishment of debt), an increase of $2.9 million in cash flows from accounts payable and accrued expenses, an increase of $2.4 million in cash flows from interest payable (due to the redemption of the 12% Notes in April 2005, partially offset by the issuance of $75.0 million of 7% Notes in April 2005) and a decrease of $16.0 million in cash payments associated with the extinguishment of debt in April 2005, partially offset by a decrease of $6.4 million in cash flows from accounts receivable.

Cash paid for interest decreased by $14.7 million during the nine months ended September 30, 2006 compared to the same period in 2005. Cash payments for interest for the nine months ended September 30, 2005 included $9.6 million for the 12% Notes, along with the original $6.4 million discount related to the 12% Notes. The decrease in cash paid for interest for the nine months ended September 30, 2006 compared to the same period in 2005 was partially offset by an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $18.1 million for the nine months ended September 30, 2006, compared to $12.4 million for the nine months ended September 30, 2005, an increase of $5.7 million due to higher interest rates and a greater amount of debt outstanding in 2006 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $6.8 million during the nine months ended September 30, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to a decrease in acquisition related payments, partially offset by an increase in purchases of property and equipment.

Capital expenditures were $16.7 million for the nine months ended September 30, 2006, compared to $10.6 million for the nine months ended September 30, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $4.3 million for the nine months ended September 30, 2005 to $9.5 million for the same period in 2006. We project that 2006 full-year capital expenditures will be approximately $23.0 million to $24.0 million.

There was no cash used for station acquisitions for the nine months ended September 30, 2006, compared to $12.5 million for the same period in 2005. Acquisition related payments for the nine months ended September 30, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively.

Cash Flows – Financing Activities

The comparative net cash from financing activities decreased by $23.0 million during the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to the amount of net proceeds received from refinancing our and Mission’s long-term debt obligations in April 2005 and an increase in repayments during 2006 under our and Mission’s senior secured credit facilities. The decrease was partially offset by payments of debt financing costs of $3.4 million made in connection with the April 2005 refinancing of our and Mission’s long-term debt obligations.

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

During the nine months ended September 30, 2006, there were $14.6 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $2.6 million and voluntary repayments of $12.0 million of term loans.

During the nine months ended September 30, 2005, there were $0.6 million of scheduled term loan maturities, $6.5 million of voluntary repayments of term loans, $1.0 million of revolving loan repayments and $1.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2006, Nexstar and Mission had total combined debt of $640.8 million, which represented 113.9% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2006:

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
	(in thousands)
Nexstar senior credit facility(1)	$162,042	$440	$3,516	$3,516	$154,570
Mission senior credit facility(1)	170,973	432	3,454	3,454	163,633
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(2)	130,000	—	46,906	—	83,094

	$663,015	$872	$53,876	$6,970	$601,297

(1)	Quarterly principal payments under the Nexstar and Mission senior credit facility term loans commenced on December 30, 2005.
(2)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

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

As of September 30, 2006, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2006. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Requirements for Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital (“DTV”) transmission system. It will be expensive to convert our and Mission’s stations from the current analog format to the digital broadcast format. All of the television stations that we and Mission own and operate are broadcasting at least a low-power digital television signal. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station.

The FCC established dates by which all television stations were required to be broadcasting with a full-power DTV signal. As of September 30, 2006, only Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC, KARK, KNWA and KFTA are broadcasting with full-power DTV signals. Stations that are not in compliance with the full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their full-power DTV facilities. We and Mission have filed requests for extension of time to construct full-power DTV facilities for our remaining stations. The FCC has not yet acted on these requests for extension of time.

DTV conversion expenditures were $9.5 million and $4.3 million, respectively, for the nine months ended September 30, 2006 and 2005. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 34 stations) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Cash Requirements for Pending Acquisition

On July 26, 2006, we entered into a purchase agreement to acquire substantially all of the assets of WTAJ, the CBS affiliate serving the Altoona-Johnstown, Pennsylvania market, for $56.0 million in cash. As part of the purchase consideration, we will also acquire the FCC license and certain assets and contracts of WLYH, The CW affiliate serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania market. We intend to finance the acquisition through cash on hand and borrowings under our senior secured credit facility. The acquisition is expected to close in either the fourth quarter of 2006 or first quarter of 2007, subject to FCC consent.

No Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All borrowings at September 30, 2006 under the senior credit facilities bear interest at 7.12%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
			(in thousands)
Senior credit facilities	$20,381	$22,046	$23,711	$25,376	$27,041

There is no change to our cash flow from operations associated with our 7% senior subordinated notes due 2014 and our 11.375% senior discount notes due 2013 because these are fixed rate debt obligations. As of September 30, 2006, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of September 30, 2006, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
1.1	Purchase Agreement, dated as of June 7, 2006 (entered into by Nexstar Broadcasting, Inc. on July 26, 2006), by and between Nexstar Broadcasting, Inc. and Television Station Group Holdings, LLC.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: November 8, 2006