Form 10-K
period 2006-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2007-03-14
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

Securities Registered Pursuant to Section 12(g) of the Act: None

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

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $54,385,099.

As of January 31, 2007, the Registrant had outstanding:

14,319,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our indirect subsidiary, (formerly known as Nexstar Finance, Inc.); “Nexstar Finance Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned subsidiary; “Nexstar Group” refers to our predecessor, Nexstar Broadcasting Group, L.L.C. but not its direct or indirect subsidiaries; “Mission” refers to Mission Broadcasting, Inc.; “ABRY” refers to Nexstar Broadcasting Group, Inc.’s principal stockholder, ABRY Partners, LLC and its affiliated funds; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar has time brokerage agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by Mission, but does not own any of the equity interests in Mission. For a description of the relationship between Nexstar and Mission, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business” and Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2006 4th Edition, as published by BIA Financial Network, Inc.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1A. “Risk Factors” located elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov.

We make available, free of charge, through our investor relations web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after they are filed with the SEC. The address for our website is http://www.nexstar.tv.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2006, we owned and operated 32 stations, and provided sales or other services to an additional 17 stations that are owned by Mission and other entities. In 17 of the 29 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. We have more than doubled the size of our portfolio since January 1, 2003, having acquired 18 stations and begun providing services to 11 additional stations. The stations that we own, operate, program or provide sales and other services to are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. These stations are diverse in their network affiliations: 44 have primary affiliation agreements with one of the four major networks––12 with NBC, 14 with Fox, 9 with ABC, and 9 with CBS. Four of the remaining five stations have agreements with MyNetworkTV and one station has an agreement with The CW.

We believe that medium-sized markets offer significant advantages over large-sized markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets only five or less local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

The stations we own and operate or provide services to provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is the sale of commercial air time to local and national advertisers.

We seek to grow our revenue and broadcast cash flow by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brand and community presence with local advertisers. Additionally, we further improve broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

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

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to create a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by Nexstar, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2006, we earned approximately one-quarter of our advertising revenue from spots aired during local news programming. Our stations and the stations we provide services to currently provide approximately 605 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2006, revenue generated from local advertising represented 69.6% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 74.9% of our net broadcast revenue for the year ended December 31, 2006 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Due to the significant negotiating leverage afforded by limited competition in our markets, Nexstar and Mission on a combined basis reduced the cash broadcast payments as a percentage of net broadcast revenue for the years ended December 31, 2006, 2005 and 2004, as compared to the previous two years. Our and Mission’s cash broadcast payments were 3.4%, 4.7%, 4.6%, 6.3% and 6.2% of net broadcast revenue for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC, Fox and MyNetworkTV affiliated stations which represented approximately 33.9%, 27.4%, 16.4%, 21.7% and 0.6%, respectively, of our 2006 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 50 to 175, where we believe we can improve revenue and cash flow through active management. Since January 1, 2003, we have more than doubled the number of stations that we own, operate and provide sales and other services to, having acquired 18 stations and contracted to provide services to 11 additional stations. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 15 television stations that are owned and operated by Mission. Mission is 100% owned by an independent third party. We do not own Mission or any of its television stations. In order for both us and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with us as if Mission were a wholly-owned entity.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services to as of December 31, 2006:

Market Rank(1)	Market	Station	Affiliation	Status(2)		Commercial Stations in Market(3)	FCC License Expiration Date
8	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O		—		(5)
41	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O	(6)	6	8/1/07
53	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O		7	8/1/07
		WYOU	CBS	LSA			8/1/07
57	Little Rock-Pine Bluff, AR	KARK	NBC	O&O		7		(5)
76	Springfield, MO	KOLR	CBS	LSA		6		(5)
		KSFX	Fox	O&O				(5)
78	Rochester, NY	WROC	CBS	O&O		4	6/1/07
		WUHF	Fox	LSA			6/1/07
81	Shreveport, LA	KTAL	NBC	O&O		6	8/1/14
82	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O		6		(5)
		WCFN	MyNetworkTV	O&O				(5)
98	Johnstown-Altoona, PA	WTAJ	CBS	O&O		5	8/1/07
101	Evansville, IN	WTVW	Fox	O&O		5		(5)
102	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA KNWA	Fox/NBC NBC	O&O O&O		6		(5) (5)
106	Ft. Wayne, IN	WFFT	Fox	O&O		4		(5)
116	Peoria-Bloomington, IL	WMBD	CBS	O&O		5		(5)
		WYZZ	Fox	LSA				(5)
131	Amarillo, TX	KAMR	NBC	O&O		5		(5)
		KCIT	Fox	LSA				(5)
		KCPN-LP	MyNetworkTV	LSA				(5)
133	Rockford, IL	WQRF	Fox	O&O		4		(5)
		WTVO	ABC	LSA				(5)
135	Monroe, LA-El Dorado, AR	KARD	Fox	O&O		6		(5)
140	Beaumont-Port Arthur, TX	KBTV	NBC	O&O		4		(5)
142	Erie, PA	WJET	ABC	O&O		4	8/1/07
		WFXP	Fox	LSA			8/1/07
144	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O		4		(5)
		KODE	ABC	LSA				(5)
146	Wichita Falls, TX-Lawton, OK	KFDX	NBC	O&O		5		(5)
		KJTL	Fox	LSA				(5)
		KJBO-LP	MyNetworkTV	LSA				(5)
147	Lubbock, TX	KLBK	CBS	O&O		5		(5)
		KAMC	ABC	LSA				(5)
151	Terre Haute, IN	WTWO	NBC	O&O		3		(5)
		WFXW	Fox	LSA				(5)
159	Odessa-Midland, TX	KMID	ABC	O&O		6		(5)
164	Abilene-Sweetwater, TX	KTAB	CBS	O&O		5		(5)
		KRBC	NBC	LSA				(5)
169	Utica, NY	WFXV	Fox	O&O		4	6/1/07
		WPNY-LP	MyNetworkTV	O&O			6/1/07
		WUTR	ABC	LSA			6/1/07
170	Billings, MT	KSVI	ABC	O&O		4		(5)
		KHMT	Fox	LSA				(5)
172	Dothan, AL	WDHN	ABC	O&O		3		(5)
197	San Angelo, TX	KSAN	NBC	LSA		4		(5)
		KLST	CBS	O&O				(5)
201	St. Joseph, MO	KQTV	ABC	O&O		1		(5)

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2006 4th Edition, as published by BIA Financial Network, Inc.
(2)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see Note 2 to our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.
(3)	The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2006 4th Edition, as published by BIA Financial Network, Inc.
(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(5)	Application for renewal of license timely was submitted to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.
(6)	Although Nexstar owns WLYH, this station is programmed by Clear Channel Communications pursuant to a time brokerage agreement.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”), that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming, along with cash payments for some NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations and cable satellite television systems and, to a lesser extent, with newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

The television broadcast industry is in the midst of a transition to an advanced digital television (“DTV”) transmission system. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel for the transition period. Television broadcasters will be required to cease analog broadcasting by February 17, 2009 and return one of their channels to the FCC.

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

Advertising rates are based upon a number of factors, including:

•	a program’s popularity among the viewers that an advertiser wishes to target;

•	the number of advertisers competing for the available time;

•	the size and the demographic composition of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the station’s sales forces;

•	development of projects, features and programs that tie advertiser messages to programming; and

•	the level of spending commitment made by the advertiser.

Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies. Conversely, declines in advertising budgets of advertisers, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenue of broadcast television stations.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years due to advertising placed by candidates for political offices and advertising aired during the Olympic Games.

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

Network Affiliations

Each station that we own and operate, program or provide sales and other services to is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KQTV	St. Joseph, MO	ABC	April 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
WTVW	Evansville, IN	Fox	April 2008
WQRF	Rockford, IL	Fox	April 2008
KARD	Monroe, LA-El Dorado, AR	Fox	April 2008
KSFX	Springfield, MO	Fox	April 2008
WFXV	Utica, NY	Fox	June 2008
WFFT	Ft. Wayne, IN	Fox	December 2008
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2008
WTWO	Terre Haute, IN	NBC	December 2008
KBTV	Beaumont-Port Arthur, TX	NBC	December 2008
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2008
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2008
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	September 2009
WTAJ	Johnstown-Altoona, PA	CBS	May 2010
KCIT	Amarillo, TX	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WDHN	Dothan, AL	ABC	December 2010
WJET	Erie, PA	ABC	December 2010
KSVI	Billings, MT	ABC	December 2010
KMID	Odessa-Midland, TX	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
WPNY-LP	Utica, NY	MyNetworkTV	August 2011
WCFN	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2011
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
WUHF(1)	Rochester, NY	Fox	March 2012
WYZZ(1)	Peoria-Bloomington, IL	Fox	March 2012
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KOLR	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD (2)	NBC	December 2014
WLYH	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016

(1)	This station is owned by a subsidiary of Sinclair Broadcasting Group, Inc. which maintains the network affiliation agreement with the Fox network.
(2)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the adverting rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portal digital devices such as video Ipods and cell phones which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems, such as VCRs, DVDs and DVRs; video-on-demand and pay-per-view; the Internet; and television game devices.

Although the commercial television broadcast industry historically has been dominated by the ABC, NBC, CBS and Fox television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and direct broadcast satellite (“DBS”) systems which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

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

Advertising. Stations compete for advertising revenue with other television stations in their respective markets; and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, DBS systems and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

Additional Competitive Factors. Additional factors that are material to a television station’s competitive position include signal coverage and assigned channel. Television stations can be distinguished by the frequency on which they broadcast. Analog television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over analog television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission costs. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. In addition, any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations we provide services to.

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (“the Communications Act”). The following is a brief discussion of certain provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes some of the statutory and regulatory rules and policies currently in effect. For more information about the nature and extent of FCC regulation of television broadcast stations you should refer to the Communications Act and the FCC’s rules, public notices and policies.

License Grant and Renewal. The Communications Act prohibits the operation of broadcast stations except under licenses issued by the FCC. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

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

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station licensee for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

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

Local Ownership (Duopoly Rule). Under the current duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathered” period, when reviewed by the FCC, is subject to possible extension or termination.

In July 2006, the FCC initiated a proceeding with respect to its broadcast ownership rules, including the duopoly rule. Comments and reply comments have been submitted in the proceeding and the FCC currently is holding public hearings and conducting studies. The FCC is not anticipated to adopt new broadcast ownership rules until, at the earliest, the third quarter of 2007. In addition, the FCC has initiated proceedings to determine whether to make television joint sales agreements attributable interests under its ownership rules.

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

The only market in which we currently are permitted to own two stations under the duopoly rule is the Champaign-Springfield-Decatur, Illinois market. However, we also are permitted to own two stations in the Fort Smith-Fayetteville-Springdale-Rogers market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. In all of the markets where we have entered into local service agreements, except for two, we do not provide programming other than news (comprising less than 15% of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to program these stations under the terms of these agreements until the rule is changed.

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.

The stations that Nexstar owns have a combined national audience reach of 5.7% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A analog (NTSC) signal contour encompasses the entire community in which the newspaper is published.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

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

Direct-to-Home Satellite Services and Carriage Rights. Direct broadcast satellite (“DBS”) providers are permitted to carry local channels, including “significantly viewed” out-of-market stations when local service is provided. Under certain circumstances, DBS providers also are permitted to provide network service from a station outside a local market for subscribers in the market who are “unserved” by a local station affiliated with the same network. In addition, DBS subscribers who were not receiving a digital signal as of December 8, 2004 may receive distant signals for digital television programming from their DBS provider if they are receiving the local analog signal of a network affiliate and the subscriber cannot receive a local digital signal of that network-affiliated station over-the-air.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2005 for the three year period that began on January 1, 2006. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Harrisburg, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Harrisburg, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We and Mission have long-term carriage agreements with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV channel signal. Stations may broadcast with both analog and DTV signals until February 17, 2009, when the FCC will reclaim one of the channels and each broadcaster will operate only on a single DTV channel. Stations are required to simulcast 100% of the analog programming on the first DTV channel.

All stations were required to construct full-power DTV facilities by July 1, 2006. Broadcasters that have not constructed full-power DTV stations were permitted to request extensions of time to construct such facilities. Broadcasters that did not meet the construction deadline and did not request extension of time from the FCC to construct their facilities may have lost interference protection for their signals outside their low-power coverage areas.

Channels used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels for use by television broadcasters’ DTV stations after February 17, 2009. Nexstar has four stations with transitional DTV channel assignments outside the core. Mission has one station with its transitional DTV channel assignments outside the core. These stations will be required to change their DTV channels to in-core channels at the end of the transition.

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

DTV Channel Election. On October 20, 2006, the FCC released an order establishing the permanent, post-transition DTV channels for all stations. Nexstar’s and Mission’s stations with in-core DTV transition channels have been assigned their transition channels for permanent operations. Nexstar’s and Mission’s stations with non-core DTV transition channels have been assigned in-core channels for their permanent operations.

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but may only elect retransmission consent for their digital signals. Stations also may not assert must-carry rights for their DTV signals in lieu of their analog signals. If a television station operates only as a DTV station, or returns its analog channel to the FCC and converts to digital-only operations, it may assert must-carry rights for a single DTV programming stream. Digital television signals carried on a cable system must be available to subscribers on the system’s basic service tier.

The exercise of must-carry rights by a digital-only television station for its DTV signal applies only to a single programming stream and other program-related content carried on that stream. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems and DBS providers are not required to carry Internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system and if they are not provided to viewers for free.

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

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning;

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

Employees

As of December 31, 2006, we had a total of 2,214 employees, comprised of 1,900 full-time and 314 part-time or temporary employees. As of December 31, 2006, 203 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

We and Mission have a history of net losses.

We and Mission had aggregate net losses of $9.0 million, $48.7 million and $20.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. We and Mission may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2006, we and Mission had $681.1 million of debt, which represented 112.1% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

We and Mission could also incur additional debt in the future. The terms of our and Mission’s senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt. To the extent we or Mission incur additional debt we would become even more susceptible to the leverage-related risks described above.

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

Mission is 100% owned by an independent third party. Mission owns and operates 15 television stations. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. The sole shareholder of Mission has granted to us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

We do not own Mission or Mission’s television stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior credit facility, our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over the programming, finances, personnel and operations of its stations. As a result, Mission’s sole shareholder and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission. For instance, we may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, Mission’s sole shareholder could choose to pay himself a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate or provide services to have network affiliation agreements––12 stations have primary affiliation agreements with NBC, 9 with CBS, 9 with ABC, 14 with Fox, 4 with MyNetworkTV and 1 with The CW. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, most of the stations we operate or provide services to also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times beginning in April 2007 through September 2016, except for one network affiliation agreement which can be terminated upon 30 days prior written notice by the network. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

On September 18, 2006, the former UPN and WB networks merged to form The CW. We and Mission operated three former UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. These three stations did not join The CW network, but instead became affiliates of MyNetworkTV, a new primetime programming network that began operating on September 5, 2006. Management believes the change in affiliation for these three stations did not have a material impact on our consolidated financial position and results of operations.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

On October 26, 2005, the Director of the Central Illinois Chapter of the Parents Television Council (“PTC”) submitted an informal objection to the application for renewal of license for Nexstar’s station WCIA in Champaign, Illinois, requesting the FCC withhold action on WCIA’s license renewal application until the FCC acts on the PTC’s complaint regarding an allegedly indecent broadcast on WCIA.

On January 3, 2006, Cable America Corporation submitted a petition to deny the applications for renewal of license for Nexstar’s station KSFX and Mission’s station KOLR, both licensed to Springfield, Missouri. Cable America alleged that Nexstar’s local service agreements with Mission give Nexstar improper control over Mission’s operations. Nexstar and Mission submitted a joint opposition to this petition to deny and Cable America submitted a reply. Cable America subsequently requested that the FCC dismiss its petition. However, the petition remains pending with the FCC.

On September 5, 2006, an affiliate of Equity Broadcasting Corporation (“Equity”) submitted a late-filed petition to deny the applications for renewal of license for stations KFTA and KNWA. The petition alleges that Nexstar’s current operations of KFTA and KNWA violate the FCC’s rules and policies with respect to satellite stations. Nexstar submitted an opposition to this petition and the affiliate of Equity submitted a reply. This matter remains pending with the FCC.

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

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our rapid growth, our operating results will suffer.

We have experienced rapid growth. Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired 18 stations and contracted to provide service to 11 additional stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;

•	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;

•	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;

•	we may experience difficulties integrating operations and systems, as well as company policies and cultures;

•	we may fail to retain and assimilate employees of the acquired business; and

•	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

In some of our markets, we have created duopolies by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

While all of our existing local service agreements comply with FCC rules and policies, the FCC may not continue to permit local service agreements as a means of creating duopoly-type opportunities.

On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make TV joint sales agreements attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding. However, if the FCC adopts a joint sales agreement attribution rule for television stations we will be required to comply with the rule.

Cable America Corporation and an affiliate of Equity separately have alleged that our local service agreements with Mission give Nexstar improper control over Mission’s operations. If the FCC challenges our existing arrangements with Mission (or our similar arrangements with Sinclair Broadcasting Group, Inc. (“Sinclair”)) based on these complaints and determines that our arrangements violate the FCC’s rules and policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we and Mission will be required to terminate the TBAs for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

Failure to construct full-power DTV facilities may lead to a loss of station coverage area or other FCC sanctions.

Television broadcasters are currently broadcasting both analog and DTV signals. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC.

Except for stations that have requested a waiver of the construction deadline, broadcast television stations are required to be broadcasting full-power DTV signals. As of December 31, 2006, Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ and WLYH are broadcasting with full-power DTV signals. Nexstar’s station KSFX and Mission’s station KOLR initiated full-power DTV broadcasts on January 19, 2007 and Nexstar’s station KTAL initiated full-power DTV broadcasts on February 26, 2007. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals and have requested extensions of time to begin broadcasting full-power digital television signals. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for the extension of time, the stations may lose interference protection for their signal outside their low-power coverage area.

The level of foreign investments held by our principal stockholder, ABRY Partners, LLC and its affiliated funds (“ABRY”), may limit additional foreign investments made in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership (by vote and by equity). Because our majority shareholder, ABRY has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited to approximately 12% of our total outstanding equity.

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

ABRY, our principal stockholder, is one of the largest private firms specializing in media and broadcasting investments. As a result of ABRY’s interest in us, we could be prevented from acquiring broadcast companies in markets where ABRY has an attributable interest in television stations or other media, which could impair our ability to execute our acquisition strategy. Our certificate of incorporation allows ABRY and its affiliates to identify, pursue and consummate additional acquisitions of television stations or other broadcast-related businesses that may be complementary to our business and therefore such acquisitions opportunities may not be available to us.

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

Our certificate of incorporation, bylaws, debt instruments and Delaware law contain anti-takeover protections that may discourage or prevent a takeover of us, even if an acquisition would be beneficial to our stockholders.

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

As of December 31, 2006, approximately $519.5 million, or 71.7%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s consolidated financial position and results of operations.

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes Nexstar’s operating results particularly susceptible to prevailing economic conditions. Our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

Nexstar may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of such preemption of local programming cannot be predicted if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures without assurance that we will remain competitive with other developing technologies.

The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 33 stations as of December 31, 2006) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. Digital conversion expenditures were $14.3 million,$5.5 million and $0.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives.

Technological advancements and the resulting increase in programming alternatives, such as cable television, DBS systems, pay-per-view, home video and entertainment systems, video-on-demand and the Internet have created new types of competition to television broadcast stations and will also increase competition for household audiences and advertisers.

If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose audience share and revenue.

Direct broadcast satellite television companies are permitted to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our and Mission’s stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Harrisburg, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Harrisburg, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004 and 2006, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In addition, Congress recently increased the fines which may be imposed on a television broadcaster for an indecency violation to a maximum of $325 thousand per violation.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, stations we own or provide services to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems and the Internet.

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

The FCC could implement legislation and/or regulations that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations and the stations we provide services to. The FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules; to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest; and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule. A change to any of these rules may have significant impact on us and the stations we provide services to.

In addition, the FCC may decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
News Bureau/Office-Studio	Leased	6,977 Sq. Ft.	11/30/09
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	10/31/07
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/11
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/09
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/08
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/07
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	11/30/07
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio	Leased	8,000 Sq. Ft.	1/31/10
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	1.2 Acres	—
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	240 Sq. Ft.	9/30/08

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—

WDHN—Dothan, AL
Office-Studio- Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	6/30/09
Sales Office-Frederick	Leased	1,200 Sq. Ft.	8/31/08
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KSFX—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	29.857 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	5/31/09

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio(3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/08

WPNY–LP—Utica, NY
Office-Studio(4)	—	—	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	1/17/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/11
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	12/31/10
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WQRF—Rockford, IL
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office	Leased	9,950 Sq. Ft.	Month to Month
Office	Leased	900 Sq. Ft.	7/31/08
Office-Studio	Leased	10,000 Sq. Ft.	7/31/14
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	936 Sq. Ft.	7/31/25
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Tower/Transmitter Site—Fort Smith	Leased	1,925 Sq. Ft.	9/1/11
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/09
Office-Ebensburg Bureau	Leased	800 Sq. Ft.	2/28/08
Office-State College Bureau	Leased	7,200 Sq. Ft.	Month to Month
Office-Dubois Bureau	Leased	315 Sq. Ft.	5/31/07
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

Corporate Office—Irving, TX	Leased	12,008 Sq. Ft.	2/16/08

Corporate Office Offsite Storage—Dallas, TX	Leased	300 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KSFX are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09
Microwave Relay Station	Leased	0.3 Acres	10/31/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office-Brecksville, OH	Leased	540 Sq. Ft.	10/14/07

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WFXW are owned by WTWO.
(3)	The office space and studio used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The Nasdaq Stock Market’s National Market (“Nasdaq”) under the symbol “NXST”.

The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated, as reported by Nasdaq:

2006:	High	Low
1st Quarter 2006	$5.22	$3.93
2nd Quarter 2006	$6.20	$3.94
3rd Quarter 2006	$4.85	$3.80
4th Quarter 2006	$5.20	$3.50

2005:
1st Quarter 2005	$9.56	$6.86
2nd Quarter 2005	$7.24	$4.52
3rd Quarter 2005	$6.37	$4.65
4th Quarter 2005	$5.89	$4.09

The following table summarizes the outstanding shares of common stock held by shareholders of record as of January 31, 2007:

Type	Shares Outstanding	Shareholders of Record
Common—Class A	14,319,310	27	(1)
Common—Class B	13,411,588	3
Common—Class C	662,529	1

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 1,000 shareholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from November 25, 2003, the date our Class A Common Stock was first traded on NASDAQ, through December 31, 2006 with (i) the NASDAQ Composite Index and (ii) a peer index consisting of the following pure play television companies: ACME Communications, Inc., Granite Broadcasting Corporation, Gray Television, Inc., Hearst Argyle Television, Inc., LIN TV Corp., Sinclair Broadcast Group, Inc. and Young Broadcasting Inc. (the “Television Index”). The graph assumes the investment of $100 in our Class A Common Stock and in each of the indices on November 25, 2003. The performance shown is not necessarily indicative of future performance.

	11/25/03	12/31/03	12/31/04	12/31/05	12/31/06
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$102.70	$69.06	$37.53	$34.83
NASDAQ Composite Index	$100.00	$102.07	$110.65	$113.08	$124.69
Television Index (TV)	$100.00	$114.16	$96.72	$75.75	$78.39

Securities Authorized for Issuance Under Equity Compensation Plans

For an overview of our option plans and grants, we refer you to Note 11 to the consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our consolidated financial statements. The following financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

	Fiscal year ended December 31,
	2006	2005	2004	2003(1)	2002(1)
	(in thousands, except per share/unit amounts)
Statement of Operations Data:
Net revenue	$265,169	$228,939	$249,531	$217,376	$210,205
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	71,465	67,681	65,608	60,296	52,599
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	85,293	75,863	76,603	77,594	66,460
Amortization of broadcast rights	19,701	22,257	24,805	25,894	24,689
Depreciation and amortization	42,221	43,244	44,412	45,401	44,841
Merger related expenses	—	—	456	11,754	—
Loss on property held for sale	—	616	—	—	—
Loss on asset disposal, net	639	668	582	17	1,669

Income (loss) from operations	45,850	18,610	37,065	(3,580)	19,947
Interest expense	(51,783)	(47,260)	(52,265)	(68,342)	(67,419)
Loss on extinguishment of debt	—	(15,715)	(8,704)	(10,767)	(227)
Interest income	760	213	113	606	152
Other income (expenses), net	—	380	5,077	3,365	(319)

Loss from operations before income taxes	(5,173)	(43,772)	(18,714)	(78,718)	(47,866)
Income tax benefit (expense)	(3,819)	(4,958)	(3,892)	15,031	(7,757)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(8,992)	(48,730)	(22,606)	(63,687)	(55,623)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(8,898)	(43,470)
Minority interest of consolidated entity	—	—	2,106	786	—

Net loss	$(8,992)	$(48,730)	$(20,500)	$(71,799)	$(99,093)

Other comprehensive loss:
Change in market value of derivative instrument	$—	$—	$—	$—	$3,731

Net loss and other comprehensive loss	$(8,992)	$(48,730)	$(20,500)	$(71,799)	$(95,362)

Net loss	(8,992)	(48,730)	(20,500)	(71,799)	(99,093)
Accretion of preferred interests	—	—	—	(15,319)	(17,481)

Net loss attributable to common shareholders and unitholders	$(8,992)	$(48,730)	$(20,500)	$(87,118)	$(116,574)

	Fiscal year ended December 31,
	2006	2005	2004	2003(1)	2002(1)
	(in thousands, except per share/unit amounts)
Basic and diluted loss per share/unit:
Net loss attributable to common shareholders	$(0.32)	$(1.72)	$(0.72)	$(5.59)	$—
Net loss attributable to common unitholders	—	—	—	—	(18.75)
Cumulative effect of change in accounting principle	—	—	—	(0.57)	(6.99)
Basic and diluted:
Weighted average number of shares outstanding	28,376	28,363	28,363	15,576	—
Weighted average number of units outstanding	—	—	—	—	6,216
Balance Sheet Data (end of period):
Cash and cash equivalents	$11,179	$13,487	$18,505	$10,848	$29,201
Working capital	22,025	26,144	35,249	20,405	26,210
Net intangible assets and goodwill	519,450	494,231	519,626	523,589	418,493
Total assets	724,709	680,081	734,965	727,096	614,491
Total debt	681,135	646,505	629,898	598,938	471,280
Total stockholder’s equity (deficit) or member’s interest (deficit)	(73,290)	(66,025)	(17,295)	3,205	(103,932)
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$54,462	$14,350	$31,911	$3,686	$28,741
Investing activities	(79,272)	(26,358)	(44,605)	(124,411)	(20,312)
Financing activities	22,502	6,990	20,351	102,372	12,995
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$23,751	$13,891	$10,298	$10,294	$10,442
Cash payments for broadcast rights	8,284	9,704	10,520	12,395	11,932

(1)	On December 31, 2003, we completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods prior to 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

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

Executive Summary

2006 Highlights

•

Net revenue increased 15.8% during the year ended December 31, 2006 compared to the year ended December 31 2005, primarily from the increase in local, national and political advertising revenue and retransmission compensation. Gross local and national advertising revenue on a combined basis increased 6.4% during the year ended December 31, 2006. Gross political advertising revenue increased from $2.2 million for the year ended December 31, 2005 to $27.0 million for the year ended December 31, 2006 as the result of the typical cyclical nature of political advertising whereby advertising by candidates for political offices significantly increases in even-numbered election years. Total revenue from the retransmission consent agreements was approximately $13.7 million for the year ended December 31, 2006 (which included approximately $8.7 million of retransmission compensation and approximately $5.0 million of advertising revenue generated from the retransmission consent agreements), compared to $2.9 million for the year ended December 31, 2005.

•

During the year ended December 31, 2006, repayments totaling $15.5 million were made to the term loans under Nexstar’s and Mission’s senior secured credit facilities, of which $12.0 million were voluntary repayments and $3.5 million were scheduled term loan maturities.

•

On December 29, 2006, we completed our acquisition of WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, for total consideration of $55.1 million, exclusive of transaction costs.

•

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that method, we are required to record compensation expense for all stock options granted, but not yet vested. We determine compensation expense based on the options’ fair value at their grant date using the Black-Scholes option pricing model. Because we have adopted a prospective transition method, results for prior periods have not been restated. Total compensation cost recognized for the year ended December 31, 2006 was approximately $1.6 million ($0.06 per basic and diluted share) and was included in selling, general and administrative expenses in our consolidated statement of operations.

Overview of Operations

We owned and operated 32 television stations as of December 31, 2006. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of December 31, 2006. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2006 with Mission:

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

Our ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have had the effect of us receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of us receiving substantially all of the available cash generated by the TBA stations listed above. We anticipate that, through these local service agreements, we will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the stations listed above.

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

We do not own Mission or Mission’s television stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior credit facility, our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2006 and 2005, revenue generated from local advertising represented 69.6% and 68.6%, respectively, of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). The remaining advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Each of our stations and the stations we provide services to has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of our stations and the stations we provide services to receive cash compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox, MyNetworkTV and The CW do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future, therefore, revenue associated with network compensation agreements is expected to decline in future years and may be eliminated all together at some point in time.

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

Seasonality

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

Industry Trends

The Television Bureau of Advertising forecasted U.S. television advertising revenue in 2006 to increase by approximately 6% to 8% compared to 2005 primarily due to higher political spending this year and advertising spending incurred in conjunction with the Olympic Games in 2006.

Our net revenue increased 15.8% to $265.2 million for the year ended December 31, 2006, compared to $228.9 million for the year ended December 31, 2005. Our net revenue was higher in 2006 than in 2005 due to several factors, including advertising revenue generated during the coverage of the Olympic Games and an increased demand for political advertising that was favorably affected by the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political revenue was $27.0 million for the year ended December 31, 2006, a significant increase over the $2.2 million for the year ended December 31, 2005. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Since 2006 was an election year, a significant percentage of the Company’s revenue growth in 2006 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Conversely, given that 2007 is a non-election year, we expect nominal political advertising revenue to be reported in 2007 in relation to the amount of political advertising reported in 2006.

Automotive-related advertising, our largest advertising category, represented approximately 24% and 26% of our core local and national advertising revenue for the year ended December 31, 2006 and 2005, respectively. Our automotive-related advertising decreased approximately 4.3% for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to a decline in demand for advertising from this business category. A significant change in this advertising revenue source could materially affect our future results of operations.

Station Acquisitions

On April 1, 2004, Mission completed its acquisition of WUTR, the ABC affiliate in Utica, New York, for total consideration of $3.7 million, exclusive of transaction costs.

On April 6, 2004, Mission completed its acquisition of WFXW, the Fox affiliate in Terre Haute, Indiana, for total consideration of $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million on April 6, 2004, exclusive of transaction costs. Prior to its acquisition of the station, Mission had been providing programming and selling advertising for WFXW under a TBA.

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

On January 4, 2005, Mission completed its acquisition of WTVO, the ABC affiliate in Rockford, Illinois, for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004 to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment. Prior to its acquisition of the station, Mission had been providing programming and selling advertising for WTVO under a TBA.

On January 7, 2005, we completed our acquisition of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, for total consideration of $17.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $10.0 million against the purchase price on October 16, 2003 and paid $6.0 million on January 7, 2005, exclusive of transaction costs. The remaining $1.0 million relates to a non-compete agreement being paid to a principal of the seller over a four-year period. Prior to our acquisition of the station, we had been providing programming and selling advertising for KFTA/KNWA under a TBA.

On December 29, 2006, we completed our acquisition of WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, for total consideration of $55.1 million, exclusive of transaction costs.

Refinancing of Long-Term Debt Obligations

On April 1, 2005, we entered into a senior credit facility agreement which replaced our previous credit facility agreement. Our senior credit facility consists of a Term Loan B and a $82.5 million revolving loan (as revised on December 18, 2006). All borrowings outstanding under this credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly which commenced on December 30, 2005, with the remaining 93.25% due at maturity. Borrowings under the credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. As a result of the 2005 refinancing, the applicable margin component of the revolving loan was decreased by 100 basis points, representing 1%. For a discussion of interest rates and financial covenant requirements of the credit facility, we refer you to Note 9 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Mission also entered into a senior credit facility agreement on April 1, 2005 which replaced its previous credit facility. Mission’s credit facility consists of a Term Loan B and a $15.0 million revolving loan (as revised on December 18, 2006). Terms of the Mission credit facility, including maturity and interest rates, are the same as the terms of our credit facility.

Also on April 1, 2005, we redeemed all our outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (as discussed below) and senior secured credit facility financing. The aggregate redemption payment of $169.6 million plus accrued interest made on April 1, 2005 included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, we recorded a gain during the second quarter of 2005 of approximately $2.3 million from the write-off of a fair value hedge adjustment of the carrying amount of the 12% Notes pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended.

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

Recent Developments

On April 11, 2006, we and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from us to Mission. Consideration for this transaction is $5.6 million. On August 28, 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. On August 28, 2006, we and Mission entered into a time brokerage agreement whereby (a) Mission pays us $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) we pay Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. The time brokerage agreement between us and Mission will terminate effective with the assignment of KFTA’s FCC license to Mission. Upon completion of the assignment of KFTA’s license, Mission plans to enter into joint sales and shared services agreements with our station KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA. Our station KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

On May 22, 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that we improperly control Mission and its stations. We and Mission submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. On September 5, 2006, Equity submitted a petition to deny Nexstar’s applications for renewal of the KFTA and KNWA FCC licenses. Nexstar subsequently filed its response to the petition. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$164,077	58.8	$151,894	64.3	$149,647	57.6
National	71,620	25.6	69,608	29.4	70,042	27.0
Political	27,031	9.7	2,249	1.0	26,666	10.3
Retransmission compensation(1)	8,696	3.1	2,860	1.2	1,067	0.4
Network compensation	4,210	1.5	6,629	2.8	8,508	3.3
Other	3,642	1.3	3,141	1.3	3,734	1.4

Total gross revenue	279,276	100.0	236,381	100.0	259,664	100.0
Less: Agency commissions	33,104	11.9	27,800	11.8	31,214	12.0

Net broadcast revenue	246,172	88.1	208,581	88.2	228,450	88.0
Trade and barter revenue	18,997		20,358		21,081

Net revenue	$265,169		$228,939		$249,531

(1)	Retransmission compensation consists of a per subscriber-based compensatory fee and excludes advertising revenue generated from retransmission consent agreements, which is included in gross local advertising revenue.

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$265,169	100.0	$228,939	100.0	$249,531	100.0
Operating expenses:
Corporate expenses	14,588	5.5	11,667	5.1	11,434	4.6
Station direct operating expenses, net of trade	64,358	24.3	60,362	26.4	57,990	23.2
Selling, general and administrative expenses	70,705	26.7	64,196	28.0	65,169	26.1
Merger related expenses	—	—	—	—	456	0.2
Loss on property held for sale	—	—	616	0.3	—	—
Loss on asset disposal, net	639	0.2	668	0.3	582	0.2
Trade and barter expense	18,717	7.1	19,766	8.6	20,965	8.4
Depreciation and amortization	42,221	15.9	43,244	18.9	44,412	17.8
Amortization of broadcast rights, excluding barter	8,091	3.1	9,810	4.3	11,458	4.6

Income from operations	$45,850		$18,610		$37,065

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenue

Gross local advertising revenue was $164.1 million for the year ended December 31, 2006 compared to $151.9 million for the same period in 2005, an increase of $12.2 million, or 8.0%. Gross national advertising revenue was $71.6 million for the year ended December 31, 2006, compared to $69.6 million for the same period in 2005, an increase of $2.0 million, or 2.9%. The combined increase in gross local and national advertising revenue of $14.2 million was primarily the result of (1) an increase in revenue generated for the year ended December 31, 2006 compared to the year ended December 31, 2005 from the outsourcing agreement that commenced in September 2005 between Nexstar and WUHF, the Fox affiliate in Rochester, New York, owned by a subsidiary of Sinclair, (2) advertising revenue generated during the coverage of the Olympic Games that took place in February 2006, a portion of which was incremental to those time periods, (3) advertising revenue generated from the retransmission consent agreements which increased by approximately $5.0 million in 2006 compared to 2005, and (4) advertising revenue from new local customers which increased by approximately $3.5 million in 2006 compared to 2005. Advertising revenue from the Paid Programming, Furniture and Medical/Healthcare business categories, which increased by approximately $1.2 million, $1.0 million and $1.1 million during 2006 compared to the prior year, respectively, was offset by advertising revenue declines from the Automotive and Department and Retail Stores business categories, which decreased by approximately $2.5 million and $1.7 million during 2006 compared to the prior year, respectively.

Gross political advertising revenue was $27.0 million for the year ended December 31, 2006 compared to $2.2 million for the same period in 2005, an increase of $24.8 million. The increase in gross political revenue was attributed to statewide and/or local races (primarily in Pennsylvania, Missouri, Illinois, New York, Indiana and Texas) that occurred during the year ended December 31, 2006 as compared to nominal political advertising during the year ended December 31, 2005.

Retransmission compensation was $8.7 million for the year ended December 31, 2006 compared to $2.9 million for the same period in 2005, an increase of $5.8 million, or 204.1%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors, the majority of which were completed in late 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $14.6 million for the year ended December 31, 2006 compared to $11.7 million for the year ended December 31, 2005, an increase of $2.9 million, or 25.0%. The increase during the year ended December 31, 2006 was primarily attributed to higher compensation costs associated with Nexstar’s stock-based compensation expense of $1.6 million that was not previously expensed prior to our adoption of SFAS 123(R) in 2006 and a higher amount of incentive compensation in recognition of operating performance in 2006, partially offset by a decrease in professional services fees incurred during 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $135.1 million for the year ended December 31, 2006 compared to $124.6 million for the same period in 2005, an increase of $10.5 million, or 8.4%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the year ended December 31, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in sales commissions associated with the increase in our local, national and political advertising revenue, (3) an increase in programming costs and music licenses associated with WUHF, and (4) an increase in news department costs, including the expansion of newcasts.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations, was $0.6 million for the year ended December 31, 2005.

Amortization of broadcast rights, excluding barter, was $8.1 million for the year ended December 31, 2006 compared to $9.8 million for the same period in 2005, a decrease of $1.7 million, or 17.5%. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming and a decline in write downs of broadcast programming during 2006 compared to the same period last year.

Amortization of intangible assets was $24.1 million for the year ended December 31, 2006 compared to $26.5 million for the same period in 2005, a decrease of $2.4 million, or 9.0%. The decrease was primarily related to intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment was $18.1 million for the year ended December 31, 2006 compared to $16.7 million for the same period in 2005, an increase of $1.4 million, or 8.1%. The increase was primarily attributed to accelerating the depreciation of certain assets due to our and Mission’s reassessment of their estimated remaining useful lives. The increase in depreciation was partially offset by assets at certain stations becoming fully depreciated during late 2005 or in 2006.

Income from Operations

Income from operations was $45.9 million for the year ended December 31, 2006 compared to $18.6 million for the same period in 2005, an increase of $27.3 million, or 146.4%. The increase in income from operations for the year ended December 31, 2006 was primarily attributable to the increase in net revenue, particularly in local and political advertising revenue, partially offset by an increase in station direct operating expenses, net of trade, and selling, general and administrative expenses as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $51.8 million for the year ended December 31, 2006 compared to $47.3 million for the same period in 2005, an increase of $4.5 million, or 9.6%. The increase in interest expense was primarily attributed to the issuance of $75.0 million of 7% Notes in April 2005, and higher interest rates in 2006 under our and Mission’s senior credit facilities, partially offset by the redemption of the 12% Notes in April 2005 and a decrease in the amount of term loan debt outstanding in 2006 under our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the year ended December 31, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write-off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write-off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April 2005, net of a gain of $2.3 million from the write-off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Income Taxes

Income taxes decreased by $1.1 million, or 23.0% for the year ended December 31, 2006 compared to the same period in 2005. The decrease in income taxes was primarily due to a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006 and the recognition of a $0.5 million benefit from a prior year tax position in the third quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue

Gross local advertising revenue was $151.9 million for the year ended December 31, 2005 compared to $149.6 million for the same period in 2004, an increase of $2.3 million, or 1.5%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had an increase of $3.3 million. On a same station basis, gross local advertising revenue for the year ended December 31, 2005 was $130.0 million, compared to $131.0 million for the year ended December 31, 2004, a decrease of $1.0 million, or 0.8%. The decrease in gross local advertising revenue was primarily the result of a decline in demand for advertising from the automotive and telecommunications business categories during 2005 compared to 2004.

Gross national advertising revenue was $69.6 million for the year ended December 31, 2005 compared to $70.0 million for the same period in 2004, a decrease of $0.4 million, or 0.6%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had an increase of $0.4 million. On a same station basis, gross national advertising revenue for the year ended December 31, 2005 was $62.2 million, compared to $63.0 million for the year ended December 31, 2004, a decrease of $0.8 million, or 1.3%. The decrease in gross national advertising revenue was primarily the result of a decline in demand for advertising from the automotive, telecommunications, department and retail stores, fast food/restaurants and medical/healthcare business categories during 2005 compared to 2004.

Gross political advertising revenue was $2.2 million for the year ended December 31, 2005 compared to $26.7 million for the same period in 2004, a decrease of $24.5 million, or 91.6%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had a decrease of $1.4 million. On a same station basis, gross political advertising revenue for the year ended December 31, 2005 was $2.0 million, compared to $25.1 million for the year ended December 31, 2004, a decrease of $23.1 million, or 92.0%. The decrease in gross political advertising revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Indiana and Missouri that occurred during 2004 as compared to nominal political advertising during 2005.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $11.7 million for the year ended December 31, 2005 compared to $10.9 million for the same period in 2004, an increase of $0.8 million, or 6.6%. The increase during 2005 was primarily attributed to higher payroll-related costs associated with an increase in corporate personnel necessary to effectively support our growing television station portfolio, along with an increase in regulatory compliance and financial reporting costs, partially offset by a lower amount of bonuses accrued in 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $124.6 million for year ended December 31, 2005 compared to $123.2 million for the same period in 2004, an increase of $1.4 million, or 1.1%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had an increase of $2.3 million. On a same station basis, station direct operating expenses, net of trade, and selling, general and administrative expenses were $105.9 million for the year ended December 31, 2005, compared to $106.8 million for the year ended December 31, 2004, a decrease of $0.9 million, or 0.9%.

Merger related expenses were $0.5 million for the year ended December 31, 2004. Merger related expenses included costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests) such as severance costs and termination of contracts, among others, for Quorum’s traffic systems, A.C. Nielsen rating services and website management.

Loss on property held for sale, which represented a write-down of vacated buildings at two of our television stations during the second quarter of 2005, was $0.6 million for the year ended December 31, 2005.

Amortization of broadcast rights, excluding barter, was $9.8 million for the year ended December 31, 2005 compared to $11.5 million for the same period in 2004, a decrease of $1.7 million, or 14.4%. The decrease was primarily attributed to negotiated lower cost of broadcast programming, partially offset by the amortization of broadcast rights from newly acquired or initially consolidated television stations WUTR, KLST and WTVO.

Amortization of intangible assets was $26.5 million for each of the years ended December 31, 2005 and 2004.

Depreciation of property and equipment was $16.7 million for the year ended December 31, 2005 compared to $17.9 million for the same period in 2004, a decrease of $1.2 million, or 6.8%. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the fourth quarter of 2004.

Income from Operations

Income from operations was $18.6 million for the year ended December 31, 2005 compared to $37.1 million for the same period in 2004, a decrease of $18.5 million, or 49.8%. Acquisitions that occurred in 2004 and 2005 and stations for which a local service arrangement was entered into after January 1, 2004 had a decrease of $3.0 million. On a same station basis, income from operations for the year ended December 31, 2005 was $20.3 million, compared to $35.8 million for the year ended December 31, 2004, a decrease of $15.5 million, or 43.4%. The decrease in income from operations for 2005 was primarily attributable to the decrease in total net revenue, particularly in political advertising revenue and to a lesser extent automotive-related advertising revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $47.3 million for the year ended December 31, 2005 compared to $52.3 million for the same period in 2004, a decrease of $5.0 million, or 9.6%. The decrease in interest expense was primarily attributed to the redemption of our 12% Notes in April 2005, partially offset by the issuance of the 7% Notes in April 2005, and higher interest rates and a greater amount of debt outstanding in 2005 on our and Mission’s senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $15.7 million for the year ended December 31, 2005 consisted of $9.6 million in call premium related to the redemption of the 12% Notes in April 2005, accelerated amortization of $3.4 million of unamortized discount on the 12% Notes, the write-off of approximately $3.6 million of certain debt financing costs previously capitalized on the 12% Notes, the write-off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs related to the refinancing of the senior secured credit facilities for Nexstar and Mission in April 2005, net of a gain of $2.3 million during the second quarter of 2005 from the write-off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes.

Loss on extinguishment of debt of $8.7 million for the year ended December 31, 2004 consisted of $5.9 million in call premium and accelerated amortization related to the January 2004 redemption of $37.0 million principal amount at maturity of senior discount notes (“16% Notes”) of Nexstar Finance Holdings, Inc. (“Nexstar

Finance Holdings”), a wholly owned subsidiary of Nexstar, the write-off of $0.9 million of certain debt financing costs previously capitalized on the 16% Notes and the write-off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs related to the amending of the senior secured credit facilities for Nexstar and Mission in August 2004.

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

Income Taxes

Income taxes for the year ended December 31, 2005 were $5.0 million compared to $3.9 million for the same period in 2004, an increase of $1.1 million, or 27.4%. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$54,462	$14,350	$31,911
Net cash used for investing activities	(79,272)	(26,358)	(44,605)
Net cash provided by financing activities	22,502	6,990	20,351

Net increase (decrease) in cash and cash equivalents	$(2,308)	$(5,018)	$7,657

Cash paid for interest	$38,182	$44,947	$36,422
Cash paid (refunded) for income taxes, net	$36	$(59)	$818

	December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$11,179	$13,487
Long-term debt including current portion	$681,135	$646,505
Unused commitments under senior secured credit facilities(1)	$59,500	$97,500

(1)	Based on covenant calculations, as of December 31, 2006, all $59.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows—Operating Activities

The comparative net cash flows provided by operating activities increased by $40.1 million during the year ended December 31, 2006 compared to the same period in 2005. The increase was primarily due to better operating results as reflected in the $24.0 million decrease in net loss (excluding loss on extinguishment of debt), an increase of $1.9 million resulting from the timing of payments for accounts payable and accrued expenses, an increase of $2.4 million in cash flows from interest payable (due to the redemption of the 12% Notes in April 2005, partially offset by the issuance of $75.0 million of 7% Notes in April 2005) and a decrease of $16.0 million in cash payments associated with the extinguishment of debt in April 2005, partially offset by a decrease of $3.2 million resulting from the timing of collections of accounts receivable.

Cash paid for interest decreased by $6.8 million during the year ended December 31, 2006 compared to the same period in 2005. Cash payments of interest for the year ended December 31, 2005 included $9.6 million for our 12% Notes, along with the original $6.4 million discount related to the 12% Notes. The decrease in cash paid for interest for the year ended December 31, 2006 compared to the same period in 2005 was partially offset by an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $24.2 million for the year ended December 31, 2006, compared to $17.6 million for the year ended December 31, 2005, an increase of $6.6 million due primarily to higher interest rates in 2006 on the respective credit facilities.

The comparative net cash flows provided by operating activities decreased by $17.6 million during the year ended December 31, 2005 compared to the same period in 2004. The decrease was primarily due to a further decline in operating results as reflected in the $21.2 million increase in net loss (excluding loss on extinguishment of debt) and a decrease of $6.3 million in cash flows from interest payable, partially offset by an increase of $4.8 million resulting from the timing of collections of accounts receivable and an increase of $8.9 million resulting from the timing of payments for accounts payable and accrued expenses. Also contributing to the decline was the increase in cash payments associated with debt extinguishments, which were $16.0 million for the year ended December 31, 2005, compared to the $5.9 million for the same period in 2004.

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

Cash Flows—Investing Activities

The comparative net cash used for investing activities increased by $52.9 million during the year ended December 31, 2006 compared to the same period in 2005. Cash flows from investing activities for 2005 and 2006 consisted primarily of cash used for capital additions and station acquisitions. The increase was due to increases in purchases of property and equipment and acquisition-related payments.

The comparative net cash used for investing activities decreased by $18.2 million during the year ended December 31, 2005 compared to the same period in 2004 as a result of a decrease in acquisition related payments. Cash flows from investing activities for 2004 and 2005 consisted primarily of cash used for capital additions and station acquisitions.

Capital expenditures were $24.4 million for the year ended December 31, 2006 compared to $14.0 million for the year ended December 31, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $5.5 million for the year ended December 31, 2005 to $14.3 million for the same period in 2006. We project that 2007 full-year capital expenditures will be approximately $14.5 million.

Capital expenditures were $14.0 million for the year ended December 31, 2005, compared to $10.6 million for the year ended December 31, 2004. The increase was primarily attributable to digital conversion expenditures, which increased from $0.3 million for the year ended December 31, 2004 to $5.5 million for the same period in 2005.

Cash used for station acquisitions was $55.5 million for the year ended December 31, 2006, $12.5 million for the year ended December 31, 2005 and $35.1 million for the year ended December 31, 2004.

Acquisition-related payments for the year ended December 31, 2006 consisted of $55.1 million total consideration, exclusive of transaction costs, for our acquisition of WTAJ and WLYH.

Acquisition-related payments for the year ended December 31, 2005 included the remaining payments of $5.75 million and $6.0 million, exclusive of transaction costs, for Mission’s acquisition of WTVO and our acquisition of KFTA/KNWA, respectively.

Acquisition-related payments for the year ended December 31, 2004 included the $3.7 million purchase price, exclusive of transaction costs, of Mission’s acquisition of WUTR, the remaining $1.5 million payment, exclusive of transaction costs, for Mission’s acquisition of WFXW, the $12.0 million purchase price, exclusive of transaction costs, of our acquisition of KLST, the initial $15.0 million payment, exclusive of transaction costs, for Mission’s acquisition of WTVO and the payment of $0.9 million by Mission for the accounts receivable of WTVO as of November 1, 2004.

Cash Flows—Financing Activities

The comparative net cash provided by financing activities increased by $15.5 million during the year ended December 31, 2006 compared to the same period in 2005, primarily due to the $37.0 million increase in proceeds from revolving loan borrowings under our and Mission’s senior secured credit facilities and by payments of debt financing costs of $3.4 million made in connection with the April 2005 refinancing of our and Mission’s long-term debt obligations. During the year ended December 31, 2006, there were $38.0 million of revolving loan borrowings (related to the WTAJ and WLYH acquisition) compared to $1.0 million for the year ended December 31, 2005. The increase was partially offset by the amount of net proceeds received from refinancing our and Mission’s long-term debt obligations in April 2005 and an increase in repayments during 2006 under our and Mission’s senior secured credit facilities.

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

During the year ended December 31, 2006, there were $15.5 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $3.5 million and voluntary repayments of $12.0 million of term loans.

During the year ended December 31, 2005, there were $1.5 million of scheduled term loan maturities, $6.5 million of voluntary repayments of term loans, $1.0 million of revolving loan repayments and $1.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

During the year ended December 31, 2004, there were $2.2 million of scheduled term loan maturities, $12.0 million of revolving loan repayments and $63.5 million of revolving loan borrowings under our and Mission’s senior secured credit facilities, along with the repayment of our 16% senior discount notes of $28.9 million.

Although the Nexstar and Mission senior credit facilities now allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2006, Nexstar and Mission had total combined debt of $681.1 million, which represented 112.1% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2006:

	Total	2007	2008-2009	2010-2011	Thereafter
		(in thousands)
Nexstar senior credit facility	$199,603	$1,758	$3,516	$3,516	$190,813
Mission senior credit facility	170,541	1,727	3,454	3,454	161,906
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(1)	130,000	—	46,906	—	83,094

	$700,144	$3,485	$53,876	$6,970	$635,813

(1)	On April 1, 2008, Nexstar is required to redeem a principal amount of notes outstanding sufficient to ensure that the notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th of each year. The 11.375% senior discount notes (“11.375% Notes”) will not begin to accrue cash interest until April 1, 2008. Commencing October 1, 2008 we will make semiannual interest payments on our 11.375% Notes on April 1st and October 1st of each year. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

As of December 31, 2006, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2007. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Use of Derivative Financial Instruments

Interest Rate Swap and Collar Agreements

In the past, we used interest rate swap and collar agreements to reduce our exposure to fluctuations in interest rates on our variable rate debt or to hedge fair value changes in the bench mark interest rate on our fixed rate senior notes. As of December 31, 2006, all of our interest rate swap and collar agreements had either been terminated or expired, and we currently hold no derivative financial instruments.

Cash Requirements for Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station. All of the television stations that we and Mission own and operate are broadcasting at least a low-power digital television signal.

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to be broadcasting a full-power DTV signal. As of December 31, 2006, Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ and WLYH are broadcasting with full-power DTV signals. Nexstar’s station KSFX and Mission’s station KOLR initiated full-power DTV broadcasts on January 19, 2007 and Nexstar’s station KTAL initiated full-power DTV broadcasts on February 26, 2007. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals and have requested extension of time to begin broadcasting full-power digital television signals. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for the extension of time, the stations may lose interference protection for their signal outside their low-power coverage area.

DTV conversion expenditures were $14.3 million, $5.5 million and $0.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 33 stations as of December 31, 2006) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

No Off-Balance Sheet Arrangements

At December 31, 2006, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Total	2007	2008-2009	2010-2011	Thereafter
		(dollars in thousands)
Nexstar senior credit facility	$199,603	$1,758	$3,516	$3,516	$190,813
Mission senior credit facility	170,541	1,727	3,454	3,454	161,906
7% senior subordinated notes due 2014	200,000	––	––	––	200,000
11.375% senior discount notes due 2013	130,000	––	46,906	––	83,094
Cash interest on debt	287,518	40,812	88,500	92,323	65,883
Broadcast rights current cash commitments (1)	11,153	6,341	3,118	1,326	368
Broadcast rights future cash commitments	18,162	2,019	10,060	5,698	385
Executive employee contracts (2)	17,473	6,398	7,998	3,077	—
Operating lease obligations	58,692	3,854	6,956	6,538	41,344

Total contractual cash obligations	$1,093,142	$62,909	$170,508	$115,932	$743,793

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2006 in the amount of $14.7 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

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

Consolidation of Mission and Variable Interest Entities

Our consolidated financial statements include the accounts of independently-owned Mission and certain other entities where it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with FIN No. 46. Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. FIN No. 46R expands the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying FIN No. 46R, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards. Our evaluation of the “risks and rewards” model must be an ongoing process and may alter as facts and circumstances change.

Mission is included in our consolidated financial statements because we believe we have a controlling financial interest in Mission as a result of local service agreements we have with each of Mission’s stations, our guarantee of the obligations incurred under Mission’s senior credit facility and purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent.

In addition, generally in connection with acquisitions, the Company enters into time brokerage agreements (“TBA”) and begins programming and selling advertising for a station before receiving FCC consent to the transfer of the station’s ownership and broadcast license. We include a station programmed under a TBA in our consolidated financial statements because we believe that we have a controlling financial interest in the station as a result of the Company assuming the credit risk of advertising revenue it sells on the station, its obligation to pay for substantially all the station’s reasonable operating expenses, as required under the TBA agreement, and in connection with our entry into a purchase agreement, that the sale of the station and transfer of the station’s broadcast license will occur within a reasonable period of time.

Valuation of Intangible Assets

The process of establishing the value of intangible assets and performing our annual impairment testing of goodwill and broadcast licenses (“FCC licenses”) requires us to make a significant number of assumptions and estimates in determining a fair value based on the present value of projected future cash flows (“discounted cash flows analysis”). To assist in this process, we utilize the services of appraisal and valuation consulting firms. The assumptions and estimates required for the discounted cash flows analysis included market revenue share, future market revenue growth, operating profit margins, cash flow multiples, weighted-average cost of capital and our ability to renew affiliation contracts, among others.

The value of FCC licenses is determined assuming a hypothetical independent start-up station whose only intangible asset is the FCC license. The value of network affiliation agreements is determined as the difference between the value derived for the hypothetical independent start-up station and the value derived assuming that the start-up station has a network affiliation.

We test the impairment of goodwill and FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment tests consist of a comparison of the assets’ fair value, based on a discounted cash flows analysis, to their carrying amount on a market-by-market basis. The projected future cash flows used to test FCC licenses exclude network compensation payments. Our estimate of future cash flows may be significantly impacted due to an adverse change in the advertising marketplace or other economic factors affecting our industry at the time the impairment tests are performed. Nexstar and Mission completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2006, 2005 and 2004, which resulted in no impairment being recognized in 2006, 2005 and 2004.

We test network affiliation agreements for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The process we use for determining the recoverability of network affiliation agreements is subjective and requires us to make estimates and judgments about the cash flows attributable to the network affiliation agreements over their estimated remaining useful lives. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Allowance for doubtful accounts were $1.1 million and $0.9 million at December 31, 2006 and 2005, respectively.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2006, the amounts of current broadcast rights and non-current broadcast rights were $14.7 million and $9.9 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $11.6 million, $12.4 million and $13.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Trade revenue of $7.4 million, $7.9 million and $7.7 million was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. We incurred trade and barter expense of $18.7 million, $19.8 million and $21.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Derivatives

All of Nexstar’s interest rate swap and collar agreements were terminated or expired through 2004. As of December 31, 2006 and 2005, we held no derivative financial instruments.

We may use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based on criteria established by SFAS No. 133. We assess, both at their inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings. The change in market values of derivative instruments and the marking-to-market of those interest rate swap agreements resulted in recognition of $2.6 million in other income for the year ended December 31, 2004. The change in market values was due to a fluctuation in market interest rates. The termination of the swap agreement on December 31, 2004 resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004.

Stock Option Expense Recognition

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. We recognize the expense related to our stock options over the period that the employee is required to provide services, and only to the extent the awards vest. Therefore, we apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit nonvested options. We base the forfeiture rate assumption on Nexstar’s historical experience of award forfeitures, and as necessary, adjusted for certain events that are not expected to recur during the expected term of the option.

We determine the fair value of employee stock options at the date of grant using the Black-Scholes option pricing model. Our valuation of employee stock options relies on assumptions of factors we are required to input into the Black-Scholes model. These assumptions are highly subjective and involve an estimate of future uncertain events. The option pricing model requires us to input factors for expected stock price volatility and the expected term until exercise of the option award. Due to our limited history of publicly traded shares, we combine our historical stock price data and volatilities of peer companies in the television broadcasting industry when determining expected volatility. Based on a lack of historical option exercise experience, we use the weighted-average of the holding periods for all options granted to determine the expected term assumption. Utilizing historical exercise and post-vesting cancellation experience of Nexstar’s stock option awards, the expected term is the average interval between the grant and exercise or post-vesting cancellation dates.

Claims and Loss Contingencies

In the normal course of business, we are party to various claims and legal proceedings. We record a liability for these matters when an adverse outcome is probable and the amount of loss is reasonably estimated. We consider a combination of factors when estimating probable losses, including judgments about potential actions by counterparties.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. The Company does not intend to issue or acquire the types of hybrid financial instruments included in the scope of SFAS No. 155 and does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46R-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R by clarifying that the variability considered be based on an analysis of the design of the entity. The variability that is considered in applying FIN No. 46R affects the determination of (a) whether an entity is a VIE, (b) which interests are “variable interests” in the entity, (c) if necessary, any calculation of the entity’s expected losses and residual returns, and (d) which party, if any, is the primary beneficiary of the VIE. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN No. 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company adopted FSP FIN No. 46R-6 in the third quarter 2006. The adoption of FSP FIN No. 46R-6 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Any cumulative effect of the change in accounting principle resulting from the adoption of this Interpretation will be recorded as an adjustment to the opening accumulated deficit balance. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”),

which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both a balance sheet and income statement approach. SAB No. 108 is effective for the first annual period ending after November 15, 2006, which is the Company’s 2006 fiscal year. The Company has adopted the guidance expressed in SAB No. 108 as of year ended December 31, 2006 and its adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All Term Loan B borrowings at December 31, 2006 under the senior credit facilities bear interest at 7.11%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2006 under the senior credit facilities bear interest at 8.25%, which represented the base rate, or prime, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$23,049	$24,900	$26,750	$28,601	$30,452

Our 7% Notes and 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of December 31, 2006, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

The fair value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2006 was approximately $674.5 million, which was approximately $6.6 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of December 31, 2006, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

Given the interest rates that were in effect at December 31, 2005, as of that date, we estimated that our cash flows from operations would have increased by approximately $3.5 million and $1.7 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $1.7 million and $3.5 million, respectively, for a 50 BPS and 100 BPS interest rate increase. The estimated fair value of the Company’s total long-term debt at December 31, 2005 was approximately $628.1 million, which was approximately $18.4 million less than its carrying value.

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

Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures (i) were effective in recording, processing, summarizing and reporting material information required to be included in our periodic filings under the Securities and Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and (ii) include controls and other procedures designed to ensure that information required to be disclosed in our reports filed with the SEC was accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Nexstar’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Nexstar’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2006 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2006, Nexstar’s internal control over financial reporting was effective based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 excluded WTAJ, because it was acquired by the Company in December 2006 in a purchase business combination. WTAJ is a television station of the Company whose total assets and total net revenues represent approximately 8% of consolidated total assets and less than 1% of consolidated net revenues, respectively, of the Company as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by the Item 11 will be set forth in the Proxy Statement under the headings “Compensation of Executive Officers” and “Director Compensation,” which information is incorporated herein by reference. Information specified in Items 402(k) and 402(l) of Regulation S-K and set forth in the Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information required by this Item 12 will be set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Nexstar Broadcasting Group, Inc. have been included on pages F-1 through F-63 of this Annual Report on Form 10-K:

•	See the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed with this report.

The audited financial statements of Mission Broadcasting, Inc. as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K are incorporated by reference in this report.

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

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2007.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE R. BATTAGLIA Blake R. Battaglia	Director

/S/ ERIK BROOKS Erik Brooks	Director

/S/ BRENT STONE Brent Stone	Director

/S/ GEOFF ARMSTRONG Geoff Armstrong	Director

/S/ I. MARTIN POMPADUR I. Martin Pompadur	Director

/S/ MICHAEL DONOVAN Michael Donovan	Director

/S/ LISBETH MCNABB Lisbeth McNabb	Director

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexstar Broadcasting Group, Inc.:

We have completed integrated audits of Nexstar Broadcasting Group Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded WTAJ from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded WTAJ from our audit of internal control over financial reporting. WTAJ is a television station of the Company whose total assets and total net revenues represent approximately 8% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Dallas, Texas

March 14, 2007

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(in thousands, except share information)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,179	$13,487
Accounts receivable, net of allowance for doubtful accounts of $1,061 and $863, respectively	48,539	46,706
Current portion of broadcast rights	14,740	12,574
Taxes receivable	247	—
Prepaid expenses and other current assets	2,261	1,980
Deferred tax asset	157	—
Property held for sale	—	516

Total current assets	77,123	75,263
Property and equipment, net	110,903	98,156
Broadcast rights	9,869	3,704
Goodwill	149,396	146,258
FCC licenses	163,795	138,437
Other intangible assets, net	206,259	209,536
Other noncurrent assets	7,364	8,727

Total assets	$724,709	$680,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	15,099	13,169
Accounts payable	10,040	9,176
Accrued expenses	14,231	12,115
Taxes payable	—	249
Interest payable	6,657	6,556
Deferred revenue	5,586	4,369

Total current liabilities	55,098	49,119
Debt	677,650	643,020
Broadcast rights payable	10,807	4,639
Deferred tax liabilities	38,697	34,256
Deferred revenue	2,965	3,207
Deferred gain on sale of assets	5,804	6,240
Other liabilities	6,978	5,625

Total liabilities	797,999	746,106

Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock:
Class A Common—$0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,316,810 and 14,289,310 at December 31, 2006 and 2005, respectively	143	143
Class B Common—$0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2006 and 2005, respectively	134	134
Class C Common—$0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both December 31, 2006 and 2005, respectively	7	7
Additional paid-in capital	394,120	392,393
Accumulated deficit	(467,694)	(458,702)

Total stockholders’ deficit	(73,290)	(66,025)

Total liabilities and stockholders’ deficit	$724,709	$680,081

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share amounts)

	2006	2005	2004
Net revenue	$265,169	$228,939	$249,531

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	71,465	67,681	65,608
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	85,293	75,863	76,603
Amortization of broadcast rights	19,701	22,257	24,805
Amortization of intangible assets	24,135	26,511	26,463
Depreciation	18,086	16,733	17,949
Merger related expenses	—	—	456
Loss on property held for sale	—	616	—
Loss on asset disposal, net	639	668	582

Total operating expenses	219,319	210,329	212,466

Income from operations	45,850	18,610	37,065
Interest expense, including amortization of debt financing costs	(51,783)	(47,260)	(52,265)
Loss on extinguishment of debt	—	(15,715)	(8,704)
Interest income	760	213	113
Other income, net	—	380	5,077

Loss before income taxes	(5,173)	(43,772)	(18,714)
Income tax expense	(3,819)	(4,958)	(3,892)

Loss before minority interest in consolidated entity	(8,992)	(48,730)	(22,606)
Minority interest in consolidated entity	—	—	2,106

Net loss	$(8,992)	$(48,730)	$(20,500)

Net loss per common share:
Basic and diluted	$(0.32)	$(1.72)	$(0.72)
Weighted average number of common shares outstanding:
Basic and diluted	28,376	28,363	28,363

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2004	13,589,289	$136	13,411,588	$134	1,362,529	$14	$392,393	$(389,472)	$3,205
Issuance of common shares in connection with acquisition of Quorum	21	—	—	—	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	700,000	7	—	—	(700,000)	(7)	—	—	—
Net loss	—	—	—	—	—	—	—	(20,500)	(20,500)

Balance at December 31, 2004	14,289,310	143	13,411,588	134	662,529	7	392,393	(409,972)	(17,295)
Net loss	—	—	—	—	—	—	—	(48,730)	(48,730)

Balance at December 31, 2005	14,289,310	143	13,411,588	134	662,529	7	392,393	(458,702)	(66,025)
Stock-based compensation expense	—	—	—	—	—	—	1,727	—	1,727
Issuance of common shares related to restricted stock award	27,500	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(8,992)	(8,992)

Balance at December 31, 2006	14,316,810	$143	13,411,588	$134	662,529	$7	$394,120	$(467,694)	$(73,290)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(8,992)	$(48,730)	$(20,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	4,284	4,887	3,651
Provision for bad debts	963	1,151	1,751
Depreciation of property and equipment	18,086	16,733	17,949
Amortization of intangible assets	24,135	26,511	26,463
Amortization of debt financing costs	1,414	1,320	2,363
Amortization of broadcast rights, excluding barter	8,091	9,810	11,458
Payments for broadcast rights	(8,284)	(9,704)	(10,520)
Loss on asset disposal, net	639	668	582
Loss on property held for sale	—	616	—
Loss on extinguishment of debt	—	15,715	8,704
Deferred gain recognition	(436)	(436)	(436)
Amortization of debt discount	12,115	11,028	10,283
Stock-based compensation expense	1,727	—	—
Effect of accounting for derivative instruments	—	(197)	(4,055)
Call premium and interest paid in connection with repayments of senior discount and senior subordinated notes	—	(15,981)	(5,934)
Minority interest in consolidated entity	—	—	(2,106)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,681)	567	(4,243)
Prepaid expenses and other current assets	(251)	603	(605)
Taxes receivable	(247)	—	—
Other noncurrent assets	(463)	(455)	(763)
Accounts payable and accrued expenses	2,665	736	(8,130)
Taxes payable	(249)	160	(103)
Interest payable	101	(2,310)	4,026
Deferred revenue	975	1,290	1,291
Other noncurrent liabilities	870	368	785

Net cash provided by operating activities	54,462	14,350	31,911

Cash flows from investing activities:
Additions to property and equipment	(24,354)	(14,016)	(10,552)
Proceeds from sale of assets	603	125	254
Acquisition of broadcast properties and related transaction costs	(55,521)	(12,467)	(35,107)
Change in restricted cash	—	—	800

Net cash used for investing activities	(79,272)	(26,358)	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	427,375	235,000
Repayment of long-term debt	(15,485)	(263,696)	(248,175)
Proceeds from revolver draws	38,000	1,000	63,500
Repayment of senior discount notes	—	—	(28,862)
Repayment of senior subordinated notes	—	(153,619)	—
Payments for debt financing costs	(13)	(4,070)	(1,112)

Net cash provided by financing activities	22,502	6,990	20,351

Net increase (decrease) in cash and cash equivalents	(2,308)	(5,018)	7,657
Cash and cash equivalents at beginning of year	13,487	18,505	10,848

Cash and cash equivalents at end of year	$11,179	$13,487	$18,505

Supplemental schedule of cash flow information:
Cash paid for interest	$38,182	$44,947	$36,422

Cash paid (refunded) for income taxes, net	$36	$(59)	$818

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2006, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 49 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

On September 18, 2006, the former UPN and WB networks merged to form The CW. The Company (as defined below) operated three former UPN affiliated stations located in Wichita Falls, Texas; Champaign, Illinois; and Utica, New York. These three stations did not join The CW network, but instead became affiliates of MyNetworkTV, a new primetime programming network that began operating on September 5, 2006. Management believes the change in affiliation for these three stations did not have a material impact on the Company’s consolidated financial position and results of operations.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and may include certain other entities when it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46R”).

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of December 31, 2006, the assets of Mission consisted of current assets of $4.4 million (excluding broadcast rights), broadcast rights of $5.0 million, FCC licenses of $28.7 million, goodwill of $16.7 million, other intangible assets of $42.2 million, property and equipment of $20.4 million and other noncurrent assets of $0.3 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2006:

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

Nexstar’s ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Nexstar anticipates that, through these local service agreements, it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the stations listed above.

Nexstar also guarantees the obligations incurred under Mission’s senior secured credit facility (see Note 9). Mission is a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar (see Note 9). In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission.

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

On May 9, 2003, Mission entered into a purchase agreement to acquire substantially all the assets of WFXW (formerly WBAK), the Fox affiliate in Terre Haute, Indiana, and simultaneously entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WFXW. As a result of the TBA, Mission determined that it was the primary beneficiary of WFXW. Mission consummated the acquisition of WFXW on April 6, 2004. Mission consolidated the financial statements of WFXW from May 9, 2003 to April 6, 2004, when operations under the TBA were terminated upon Mission’s purchase of the station. The net revenue of WFXW derived from operations during the TBA period and included in the consolidated statements of operations was $0.3 million for the year ended December 31, 2004.

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from JDG Television, Inc. (“JDG TV”). Operations under a TBA between Nexstar and JDG TV commenced on October 16, 2003. As a result of the TBA, Nexstar determined that it was the primary beneficiary of KFTA/KNWA. Nexstar consummated the acquisition of KFTA/KNWA on January 7, 2005. Nexstar consolidated the financial statements of KFTA/KNWA from October 16, 2003 to January 7, 2005, when operations under the TBA were terminated upon Nexstar’s purchase of the station. The net revenue of KFTA/KNWA derived from operations during the TBA period and included in the consolidated statements of operations was $5.8 million for the year ended December 31, 2004.

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

On October 4, 2004, Mission entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois, from Young Broadcasting, Inc. (“Young”) and Winnebago Television Corporation (“Winnebago”). Operations under a TBA between Mission and Young and Winnebago commenced on November 1, 2004. As a result of the TBA, Mission determined that it was the primary beneficiary of WTVO. Mission consummated the acquisition of WTVO on January 4, 2005. Mission consolidated the financial statements of WTVO from November 1, 2004 to January 4, 2005, when operations under the TBA were terminated upon Mission’s purchase of the station. The net revenue of WTVO derived from operations during the TBA period and included in the consolidated statement of operations was $1.1 million for the year ended December 31, 2004.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

VIEs in connection with other types of local service agreements entered into with stations in markets in which the Company owns and operates a station are discussed below.

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments from Piedmont under the JSA of approximately $1.1 million, $1.0 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, which is owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of an outsourcing agreement it entered into effective December 1, 2001. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $1.4 million, $1.3 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Nexstar has determined that it has a variable interest in WUHF, the Fox affiliate in Rochester, New York, which is owned by a subsidiary of Sinclair, as a result of an outsourcing agreement it entered into effective September 1, 2005. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement. The outsourcing agreement expires in December 2012, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WUHF under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $3.8 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively.

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

Local Service Agreements

The Company enters into local service agreements with stations generally in connection with pending acquisitions subject to FCC approval or in markets in which the Company owns and operates a station. Local service agreement is a general term used to refer to a contract between two separately-owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on the station. Local service agreements include time brokerage agreements (“TBA”), shared service agreements (“SSA”), joint sales agreements (“JSA”) and outsourcing agreements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, trade and barter transactions, the recoverability of broadcast rights and the carrying amounts, recoverability and useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivables normally have

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company recorded bad debt expense of $1.0 million, $1.2 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of television advertising. Total revenue includes cash and barter advertising revenue, net of agency commissions, retransmission compensation, network compensation and other broadcast related revenues.

•	Advertising revenue is recognized, net of agency commissions, in the period during which the time spots are aired.

•

Network compensation is either recognized when the Company’s station broadcasts specific network programming based upon a negotiated hourly-rate, or on a straight-line basis based upon the total negotiated compensation to be received by the Company over the term of the agreement.

•	Retransmission compensation is recognized based on the number of subscribers over the contract period.

•

Other revenues, which may include revenue from the production of client advertising spots and other similar activities from time to time, are recognized in the period during which the services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $11.6 million, $12.4 million and $13.4 million of barter revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $11.6 million, $12.4 million and $13.4 million of barter expense for the years ended December 31, 2006, 2005 and 2004, respectively, which was included in amortization of broadcast rights in the Company’s consolidated statement of operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $7.4 million, $7.9 million and $7.7 million of trade revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $7.1 million, $7.3 million and $7.6 million of trade expense for the years ended December 31, 2006, 2005 and 2004, respectively, which was included in direct operating expenses in the Company’s consolidated statement of operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company write-downs the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the consolidated statement of operations.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years (see Note 6).

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

Each of the Company’s stations has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of the Company’s stations receive compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox, MyNetworkTV and The CW do not provide for compensation.

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

The impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2006, 2005 and 2004, which resulted in no impairment being recognized for the Company in 2006, 2005 and 2004.

The Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2006 and 2005, debt financing costs of $6.8 million and $8.2 million, respectively, were included in other noncurrent assets.

Derivatives and Hedging Activities

The Company may use derivative financial instruments, including interest rate swaps and collateral agreements, as a means of reducing its exposure to fluctuations in interest rates. As of December 31, 2006 and 2005, the Company held no derivative financial instruments.

In 2004, Nexstar used interest rate swap and collar agreements to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the benchmark interest rate on its fixed rate debt. All derivatives were recognized on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based upon criteria established by FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended. The gains and losses on derivative instruments classified as cash flow hedges that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements.

Comprehensive Income (Loss)

The Company reports comprehensive income or loss and its components in accordance with FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive loss includes, in addition to net loss, items of other comprehensive income (loss) representing certain changes in equity that are excluded from net loss and instead are recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2006, 2005 and 2004, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.5 million, $2.5 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, which were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of derivative financial instruments is obtained from financial institution quotes. The interest rates on the Company’s term loan

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

and revolving credit facilities are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facilities approximates its fair value. See Note 9 for the fair value of the Company’s debt.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 11. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements (see “Adoption of SFAS No. 123(R)”).

Prior to January 1, 2006, the Company had accounted for Nexstar’s stock-based employee compensation plan using the intrinsic value method of expense recognition prescribed by Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, which was permitted as an alternative to the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method compensation expense was not recognized for stock options granted with an exercise price greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. The Company did not recognize compensation cost for employee stock options for the years ended December 31, 2005 and 2004, as all options granted under Nexstar’s stock-based employee compensation plan had an exercise price greater than or equal to the market price of Nexstar’s common stock on the date of grant. The Company had applied the disclosure only provisions of SFAS No. 123 and made pro forma disclosure as if the fair value of stock options had been expensed under the accounting prescribed by SFAS No. 123.

The following table illustrates the pro forma effect on the net loss and net loss per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net loss, as reported	$(48,730)	$(20,500)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,404)	(1,049)

Pro forma net loss	$(50,134)	$(21,549)

Basic and diluted net loss per common share, as reported	$(1.72)	$(0.72)
Basic and diluted net loss per common share, pro forma	$(1.77)	$(0.76)

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

The weighted-average assumptions used in the Black-Scholes calculation for option grants during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Expected volatility	45.10%	43.46%	38.4%
Risk-free interest rates	4.51%	4.37%	3.41%
Expected term	6.15 years	5.0 years	5.0 years
Dividend yields	0%	0%	0%
Fair value per share of options granted	$2.43	$1.95	$3.66

Upon adopting SFAS No. 123(R), the Company refined its techniques for developing the assumptions it uses to measure the fair value of its stock options based on the guidance contained in SEC Staff Accounting Bulletin No. 107. The expected volatility assumption used for stock option grants in 2006 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the year ended December 31, 2006, the expected term assumption represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise and post-vesting cancellation experience. Prior to adopting SFAS No. 123(R), expected volatility was based solely on the historical market prices of Nexstar’s common stock and expected term equaled the vesting period of the stock option. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

The weighted-average fair value per option granted during the years ended December 31, 2006, 2005 and 2004, calculated using the Black-Scholes option-pricing model, were $2.43, $1.95 and $3.66, respectively.

As a result of adopting SFAS No. 123(R), Nexstar recorded $1.6 million ($0.06 per basic and diluted share) of compensation expense for the year ended December 31, 2006, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the adoption of SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements. The ongoing impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes tax contingency reserves (“tax reserves”) based on management’s periodic reviews of its tax return positions. Based on these reviews, tax reserves are adjusted due to changes in facts and circumstances, such as the progress of federal and state audits, case law, emerging legislation and expiration of applicable statute of limitations. Any tax benefit from a favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. The Company’s effective tax rate includes the impact of tax reserves and changes to the reserves, including related interest, as considered appropriate by management. See Note 12 for further discussion of the Company’s tax reserves. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission files its own separate federal income tax return.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the years ended December 31, 2006, 2005 and 2004 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Years Ended December 31,
	2006	2005	2004
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	2,159,767	2,059,087	1,349,399

In-the-money stock options excluded as the Company had a net loss during the period	772,726	42,191	55,642

Unvested restricted stock	17,106	—	—

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments—an amendment to of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. The Company does not intend to issue or acquire the types of hybrid financial instruments included in the scope of SFAS No. 155 and does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46R-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R by clarifying that the variability considered be based on an analysis of the design of the entity. The variability that is considered in applying FIN No. 46R affects the determination of (a) whether an entity is a VIE, (b) which interests are “variable interests” in the entity, (c) if necessary, any calculation of the entity’s expected losses and residual returns, and (d) which party, if any, is the primary beneficiary of the VIE. The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN No. 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company adopted FSP FIN No. 46R-6 in the third quarter 2006. The adoption of FSP FIN No. 46R-6 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Any cumulative effect of the change in accounting principle resulting from the adoption of this Interpretation will be recorded as an adjustment to the opening accumulated deficit balance. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both a balance sheet and income statement approach. SAB No. 108 is effective for the first annual period ending after November 15, 2006, which is the Company’s 2006 fiscal year. The Company has adopted the guidance expressed in SAB No. 108 as of year ended December 31, 2006 and its adoption did not have a material effect on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

During 2004, 2005 and 2006, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill. The consolidated financial statements include the operating results of each business from the earlier of the TBA commencement date if required by FIN No. 46R or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
WUTR	ABC	Utica, New York	April 1, 2004	Mission
WFXW (1)	Fox	Terre Haute, Indiana	April 6, 2004	Mission
KLST (2)	CBS	San Angelo, Texas	November 30, 2004	Nexstar
WTVO (3)	ABC	Rockford, Illinois	January 4, 2005	Mission
KFTA/KNWA (4)	NBC	Fort Smith-Fayetteville-Springdale-Rogers, Arkansas	January 7, 2005	Nexstar
WTAJ	CBS	Johnstown-Altoona, Pennsylvania	December 29, 2006	Nexstar
WLYH	The CW	Harrisburg-Lancaster-Lebanon-York, Pennsylvania	December 29, 2006	Nexstar

(1)	Mission commenced operations under a TBA on May 9, 2003 which terminated on the date of acquisition.
(2)	Nexstar commenced operations under a TBA on June 1, 2004 which terminated on the date of acquisition.
(3)	Mission commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.
(4)	Nexstar commenced operations under a TBA on October 16, 2003 which terminated on the date of acquisition.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission completed the acquisition of WUTR for total consideration of $3.7 million, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

$3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

Property and equipment	$5,605
Intangible assets	2,016
Goodwill	5,043

Assets acquired	$12,664

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

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

The following table summarizes the estimated fair values of the assets acquired. Mission estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Nexstar estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

WTAJ and WLYH

On July 26, 2006, Nexstar entered into a purchase agreement with Television Station Group Holdings, LLC (“TSGH”), which owned WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania. WLYH is programmed by a third party under a TBA that extends until 2015. See Note 5 for a more complete discussion of WLYH’s TBA. On December 29, 2006, Nexstar completed the acquisition of WTAJ and WLYH for total consideration of $55.1 million, exclusive of transaction costs. Pursuant to the terms and conditions of the purchase agreement, $5.0 million of the total consideration was placed in a third party escrow account in accordance with the terms of an indemnification escrow agreement. The indemnification escrow agreement covers a one-year period commencing on December 29, 2006 and provides a basis for which Nexstar may assert certain claims within the terms of the indemnification escrow agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Nexstar estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

Accounts receivable	$115
Current portion of broadcast rights	407
Prepaid expenses and other current assets	30
Property and equipment	6,907
Broadcast rights	166
Intangible assets	46,116
Goodwill	3,138

Total assets acquired	56,879
Less: current portion of broadcast rights payable	394
Less: accounts payable	140
Less: accrued expenses	175
Less: broadcast rights payable	166
Less: other liabilities	483

Net assets acquired	$55,521

Of the $46.1 million of acquired intangible assets, $25.4 million was assigned to FCC licenses that are not subject to amortization and $20.3 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.4 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $3.1 million is expected to be deductible for tax purposes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisitions of WUTR, WFXW and KLST had occurred on January 1, 2004; the acquisitions of WTVO and KFTA/KNWA had occurred on January 1, 2004; and the acquisition of WTAJ and WLYH had occurred on January 1, 2005:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net revenue	$278,272	$240,483	$256,120
Income from operations	49,271	20,607	35,437
Loss before income taxes	(4,359)	(43,692)	(21,119)
Net loss	(8,927)	(49,397)	(23,122)
Basic and diluted net loss per share	$(0.31)	$(1.74)	$(0.82)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

4. Pending Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction is $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby Mission pays Nexstar for the right to broadcast programming on KFTA and Nexstar pays Mission for the right to sell all advertising time on KFTA within certain time periods. Effective August 28, 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. See Note 5 for a more complete discussion of the KFTA local service agreement. Nexstar’s KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

On May 22, 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. Nexstar and Mission submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. On September 5, 2006, Equity submitted a petition to deny Nexstar’s applications for renewal of the KFTA and KNWA FCC licenses. Nexstar has filed its response to Equity’s petition to deny the license renewals. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

5. Local Service Agreements

The Company enters into local service agreements with stations generally in connection with pending acquisitions subject to FCC approval or in markets in which the Company owns and operates a station. Local service agreement is a general term used to refer to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Local Service Agreements—(Continued)

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

On August 28, 2006, Nexstar and Mission entered into a TBA whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. The TBA arrangement between Nexstar and Mission will terminate upon Mission’s assignment of KFTA’s FCC license from Nexstar. Upon completion of the assignment of KFTA’s license, Mission plans to enter into JSA and SSA agreements with Nexstar-owned KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

Local Service Agreements in Connection with Acquisitions

In connection with the acquisitions discussed in Note 3, except for WUTR, WTAJ and WLYH, the Company entered into local service agreements to provide programming and sell advertising for the stations under a TBA until the acquisition was consummated. Under these agreements, Nexstar or Mission made specific periodic payments in exchange for the right to provide programming and sell advertising during a portion of the stations’ broadcast time. The agreements also entitled Nexstar and Mission to all revenue attributable to commercial advertising sold on these stations. The Company provided programming and sold advertising for the stations under the local service agreements until the acquisition of the stations was consummated, at which time the agreements were terminated.

Local service agreements that were entered into in connection with station acquisitions during 2004, 2005 and 2006 are discussed below.

Effective May 9, 2003, Mission entered into a TBA and began providing programming and selling advertising for WFXW, the Fox affiliate in Terre Haute, Indiana. The TBA was terminated on April 6, 2004 when Mission consummated the acquisition of WFXW. Fees under the TBA were immaterial in amount.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Local Service Agreements—(Continued)

On October 13, 2003, Nexstar entered into a TBA and effective October 16, 2003 began providing programming and selling advertising for KFTA/KNWA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas. Fees under this TBA in the amount of $0.6 million were included in the consolidated statement of operations for the year ended December 31, 2004. The TBA was terminated on January 7, 2005 when Nexstar consummated the acquisition of KFTA/KNWA.

On October 4, 2004, Mission entered into a TBA and effective November 1, 2004 began providing programming and selling advertising for WTVO, the ABC affiliate in Rockford, Illinois. There were no fees associated with this TBA. The TBA was terminated on January 4, 2005 when Mission consummated the acquisition of WTVO.

Other Local Service Agreements

Local service agreements entered into with other independent third parties which impact the Company’s 2004, 2005 and 2006 consolidated financial statements are discussed below.

As successor to an agreement entered into by TSGH, former owner of WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, Nexstar has a TBA with Clear Channel Television, Inc. (“Clear Channel”). Under the TBA, Nexstar allows Clear Channel to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. Since this agreement became effective for Nexstar on December 29, 2006 in conjunction with its acquisition of WTAJ and WLYH from TSGH, no fees were paid to Nexstar under the TBA for the year ended December 31, 2006.

As successor to agreements entered into effective March 21, 2001 by Quorum Broadcast Holdings, LLC, Nexstar has a JSA and SSA with Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), the licensee of KTVE, the NBC affiliate television station in El Dorado, Arkansas. Under the JSA,Nexstar permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the market. The JSA also entitles Piedmont to all revenue attributable to commercial advertisements it sells on KARD. During the term of the JSA, Piedmont is obligated to pay Nexstar a monthly fee based on the combined operating cash flow of KTVE and KARD, as defined in the agreement. Under the SSA, Nexstar and Piedmont share the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective station. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Fees paid to Nexstar under the JSA with Piedmont in the amount of $1.1 million, $1.0 million and $1.4 million are included in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the licensee of WYZZ, the Fox affiliate in Peoria, Illinois. Under the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Local Service Agreements—(Continued)

outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expires in December 2008, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement paid to Sinclair in the amount of $1.4 million, $1.3 million and $1.6 million were included in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Effective September 1, 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the licensee of WUHF, the Fox affiliate in Rochester, New York. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement. The outsourcing agreement expires in December 2012, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement paid to Sinclair in the amount of $3.8 million and $0.8 million were included in the consolidated statement of operations for the years ended December 31, 2006 and 2005, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2006	2005
		(in thousands)
Buildings and building improvements	39	$33,755	$32,670
Land and land improvements	N/A-39	6,044	5,930
Leasehold improvements	term of lease	2,094	2,081
Studio and transmission equipment	5-15	143,872	134,057
Office equipment and furniture	3-7	16,198	15,537
Vehicles	5	9,268	8,685
Construction in progress	N/A	17,426	4,529

		228,657	203,489
Less: accumulated depreciation		(117,754)	(105,333)

Property and equipment, net of accumulated depreciation		$110,903	$98,156

The Company recorded depreciation expense in the amounts of $18.1 million, $16.7 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment—(Continued)

being depreciated over various remaining useful lives which extended from 2010 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $2.3 million. During the year ended December 31, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $2.1 million ($0.07 per basic and diluted share).

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

Sale of Towers

On May 11, 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In 2001, in connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2006 and 2005 was approximately $6.2 million and $6.7 million, respectively ($0.4 million was included in current liabilities at December 31, 2006 and 2005).

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$355,878	$(159,112)	$196,766	$335,588	$(136,729)	$198,859
Other definite-lived intangible assets	1-15	20,636	(11,143)	9,493	23,132	(12,455)	10,677

Total intangible assets subject to amortization		$376,514	$(170,255)	$206,259	$358,720	$(149,184)	$209,536

Total amortization expense from definite-lived intangibles for the years ended December 31, 2006, 2005 and 2004 was $24.1 million, $26.5 million and $26.5 million, respectively.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill—(Continued)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles assets recorded on its books as of December 31, 2006 (in thousands):

Year ending December 31,
2007	$25,955
2008	$25,086
2009	$24,966
2010	$24,955
2011	$24,886

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at December 31, 2006 and 2005 was $313.2 million and $284.7 million, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The change in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	(in thousands)
Beginning balance	$146,258	$145,576
Acquisitions	3,138	682

Ending balance	$149,396	$146,258

The consummation of the acquisition of WTAJ and WLYH during 2006 increased goodwill by approximately $3.1 million. The consummation of the acquisitions of WTVO and KFTA/KNWA during 2005 increased goodwill by approximately $0.7 million.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Compensation and related taxes	$4,348	$3,524
Sales commissions	1,389	1,249
Employee benefits	1,327	994
Property taxes	595	697
Other accruals related to operating expenses	6,572	5,651

	$14,231	$12,115

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Term loans	$332,144	$347,629
Revolving credit facilities	38,000	—
7% senior subordinated notes due 2014, net of discount of $2,228 and $2,460	197,772	197,540
11.375% senior discount notes due 2013, net of discount of $16,781 and $28,664	113,219	101,336

	681,135	646,505
Less: current portion	(3,485)	(3,485)

	$677,650	$643,020

On December 18, 2006, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission reallocated the total amount of revolving loan commitment under their senior secured credit facilities. The Nexstar Broadcasting revolving loan commitment was increased from $50.0 million to $82.5 million while the Mission revolving loan commitment was reduced from $47.5 million to $15.0 million.

The Nexstar Senior Secured Credit Facility

On April 1, 2005, Nexstar Broadcasting entered into an amended and restated senior secured credit facility agreement (the “Nexstar Facility”) with a group of commercial banks which replaced its previous credit facility that had provided for a $83.0 million Term Loan D and a $50.0 million revolving loan. The Nexstar Facility consists of a Term Loan B and a $82.5 million revolving loan (as revised on December 18, 2006). Proceeds obtained under the Term Loan B were partially used to repay Nexstar Broadcasting’s existing Term Loan D in the amount of $82.4 million plus accrued interest.

As of December 31, 2006 and 2005, Nexstar Broadcasting had $161.6 million and $175.4 million, respectively, outstanding under its Term Loan B and $38.0 million and no borrowings were outstanding under its revolving loan.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

The Term Loan B matures in October 2012 and is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the year ended December 31, 2006 repayments of Nexstar’s Term Loan B totaled $13.8 million, which consisted of scheduled maturities of $1.8 million and voluntary repayments of $12.0 million. The revolving loan is not subject to incremental reduction and matures in April 2012. Nexstar Broadcasting is required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Nexstar Facility was 7.33% and 6.28% at December 31, 2006 and 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. The Mission Facility consists of a Term Loan B and a $15.0 million revolving loan (as revised on December 18, 2006). Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

As of December 31, 2006 and 2005, Mission had $170.5 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the year ended December 31, 2006, repayments of Mission’s Term Loan B totaled $1.8 million. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Mission Facility was 7.11% and 6.28% at December 31, 2006 and 2005, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of December 31, 2006, all $59.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Collateralization and Guarantees of Debt

The bank credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

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

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) at December 31, 2006, which remains constant at 7.00 through December 31, 2007, reducing to 6.75 for the period of January 1, 2008 through December 30, 2008 and (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.00 times the last twelve months operating cash flow at December 31, 2006, which remains constant at 5.00 through December 30, 2007, reducing to 4.75 for the period of December 31, 2007 through December 30, 2008. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00. Although the Nexstar and Mission senior credit facilities now allow for payment of cash dividends to common stockholders, Nexstar and Mission do not currently intend to declare or pay a cash dividend. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

The senior subordinated notes and senior discount notes described below contain restrictive covenants customary for borrowing arrangements of this type.

Senior Subordinated Notes

On April 1, 2005, Nexstar Broadcasting redeemed all of the outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008, at a price of $1,060 per $1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (discussed below) and Nexstar Broadcasting’s senior secured credit facility. The aggregate redemption payment of $169.6 million plus accrued interest made on April 1, 2005 included a $9.6 million call premium related to the retirement of the notes. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of approximately $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the write off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. Nexstar Broadcasting had issued the 12% Notes on March 16, 2001 at a price of 96.012%.

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% senior subordinated notes (the “7% Notes”) at par. The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. The 7% Notes are general unsecured senior subordinated

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

obligations subordinated to all of the Company’s senior secured credit facilities. The 7% Notes are redeemable on or after January 15, 2009, at declining premiums. The proceeds of the offering were used to finance the Quorum acquisition.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$332,144	$332,144	$347,629	$347,629
Revolving credit facilities(1)	$38,000	$38,000	$—	$—
Senior subordinated notes(2)	$197,772	$188,000	$197,540	$183,000
Senior discount notes(2)	$113,219	$116,350	$101,336	$97,500

(1)	The fair value of bank credit facilities approximates their carrying amount based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on quoted December 31 bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

Debt Maturities

At December 31, 2006, scheduled maturities of Nexstar’s and Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2007	$3,485
2008	50,391
2009	3,485
2010	3,485
2011	3,485
Thereafter	635,813

$700,144

Loss on Extinguishment of Debt

The redemption, repayment, refinancing or amendment of the Company’s debt obligations may result in the write-off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in April 2005 resulted in the write-off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs during the second quarter of 2005. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the write-off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. The redemption of the 16% Notes in January 2004 resulted in the write-off of $0.9 million of previously capitalized debt financing costs and $5.9 million in call premium and accelerated amortization during the first quarter of 2004. The amendment of the senior secured credit facilities for Nexstar Broadcasting and Mission in August 2004 resulted in the write-off of $1.4 million of previously capitalized debt financing costs and $0.5 million of transaction costs during the third quarter of 2004. These amounts are included in loss on extinguishment of debt.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

	Years ended December 31,
	2005	2004
	(in thousands)
Redemption of 12% senior subordinated notes	$16,622	$—
Redemption of 16% senior discount notes	—	6,824
Refinancing Nexstar and Mission senior secured credit facilities	1,417	—
Amendment of Nexstar and Mission senior secured credit facilities	—	1,880
Gain from write-off of SFAS No 133 fair value hedge adjustment	(2,324)	—

Total loss on extinguishment of debt	$15,715	$8,704

Interest Rate Swap and Collar Agreements

Nexstar had a $60.0 million notional interest rate swap contract to receive a fixed interest rate of 12.0% and pay a LIBOR-based variable rate. The interest rate swap contract, which Nexstar terminated in August 2002, had been designed as a fair value hedge of the benchmark interest rate of the 12% Notes and qualified for SFAS No. 133 hedge accounting resulting in an adjustment on the balance sheet of $4.3 million. The SFAS No. 133 adjustment was being amortized as an adjustment to interest expense over the period originally covered by the swap contract. In conjunction with the redemption of the 12% Notes, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the write-off of a SFAS No. 133 fair hedge adjustment of the carrying amount of the 12% Notes.

Until December 31, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreement, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of Nexstar’s variable rate debt, did not qualify for SFAS No. 133 hedge accounting and, thus, was being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in the recognition of a gain of $2.6 million in other income for the year ended December 31, 2004. The differential paid or received on the swap was accrued as an adjustment to interest expense. The interest rate swap agreement terminated on December 31, 2004 and resulted in the recognition of $0.7 million in other income for the year ended December 31, 2004.

10. Common Stock

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

The shares of Class B common stock and Class C common stock are convertible as follows: (i) holders of shares of Class B common stock or Class C common stock may elect at any time to convert their shares into an

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Common Stock—(Continued)

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

11. Stock-Based Compensation Plans

Nexstar has two stock-based employee compensation plans: the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) (collectively, the “Equity Plans”), which provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Approved by Nexstar’s shareholders on May 30, 2006, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2006 Plan. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued. As of December 31, 2006, a total of 845,000 shares and 7,000 shares were available for future grant under the 2006 Plan and 2003 Plan, respectively.

As of December 31, 2006, options to purchase 3,618,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled from 30 to 180 days following the termination date. Nexstar intends to issue new shares of its Class A common stock when options are exercised.

During 2006, Nexstar granted 30,000 shares of restricted stock under the 2003 Plan. This award vests monthly in increments of 2,500 shares and became fully vested as of January 23, 2007. As of December 31, 2006, 27,500 of the awarded shares were vested. The fair value of the award totaling $140 thousand, which was based on the market price of Nexstar’s common stock on the date of grant, is being recognized as an expense ratably over the vesting period. Nexstar recorded $129 thousand of compensation expense for the year ended December 31, 2006, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Prior to January 1, 2006, Nexstar had not granted any restricted stock awards. There were no forfeitures of nonvested restricted stock during the year ended December 31, 2006. At December 31, 2006, the total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock was $11 thousand, which is expected to be recognized during the first quarter 2007.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock-Based Compensation Plans—(Continued)

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2006 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2006	217,000	2,783,000	$9.68
2006 Plan shares approved	1,500,000	—	—
Options granted	(1,115,000)	1,115,000	$4.84	(1)
Restricted stock granted	(30,000)	—	—
Options exercised	—	—	—
Options forfeited/cancelled	280,000	(280,000)	$10.35

Balance at December 31, 2006	852,000	3,618,000	$8.14		8.38	$217,450

Exercisable at December 31, 2006		1,145,000	$11.47		7.34	$42,000
Fully vested and expected to vest at December 31, 2006		3,428,607	$8.25		8.34	$203,332

(1)	All options granted during the year ended December 31, 2006 had an exercise price equal to the grant-date market price.
(2)

Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $4.65 on December 31, 2006, and the exercise price multiplied by the number of options outstanding.

At December 31, 2006, there was approximately $6.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.86 years.

The following table summarizes information about options outstanding as of December 31, 2006 (not presented in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$ 3.92- $4.99	1,850,000	9.41	$4.64	150,000	$4.37
$ 5.00- $6.99	50,000	8.88	$5.80	7,000	$5.92
$ 7.00- $8.99	625,000	7.95	$8.62	250,000	$8.62
$ 9.00-$13.99	100,000	7.24	$12.71	40,000	$12.71
$14.00-$14.17	993,000	6.81	$14.01	698,000	$14.00

	3,618,000			1,145,000

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current tax expense (benefit):
Federal	$(500)	$—	$(215)
State	35	71	967

	(465)	71	752

Deferred tax expense:
Federal	3,883	4,344	3,229
State	401	543	404

	4,284	4,887	3,633

Income tax expense	$3,819	$4,958	$4,385

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Tax benefit at 35% statutory federal rate	$(1,811)	$(15,320)	$(6,377)
Change in valuation allowance	4,384	21,404	11,445
State and local taxes, net of federal benefit	1,532	(1,374)	(692)
Adjustment to tax reserve liability	(500)	—	—
Other permanent differences	214	248	9

Income tax expense	$3,819	$4,958	$4,385

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes—(Continued)

The components of the net deferred tax liability were as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$148,423	$143,944
Other intangible assets	2,163	3,760
Deferred revenue	2,517	2,352
Deferred gain on sale of assets	2,410	2,620
Other	4,063	2,419

Total deferred tax assets	159,576	155,095
Valuation allowance	(154,509)	(150,125)

Net deferred tax assets	5,067	4,970

Deferred tax liabilities:
Property and equipment	(4,910)	(4,970)
Goodwill	(9,775)	(7,994)
FCC licenses	(28,922)	(26,262)

Total deferred tax liabilities	(43,607)	(39,226)

Net deferred tax liability	$(38,540)	$(34,256)

The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings. The valuation allowance increased for the year ended December 31, 2006 by $4.4 million related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized. The valuation allowance increased for the year ended December 31, 2005 by $21.4 million related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2006, the Company has NOLs available of approximately $384.3 million, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2007 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The former Texas franchise tax structure remained in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company has recalculated its deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax and temporary credit decreased the Company’s net deferred tax liabilities position resulting in approximately a $0.5 million ($0.02 per basic and diluted share) reduction in the deferred state income tax provision for the year ended December 31, 2006.

In the third quarter of 2006, management reduced a tax reserve liability due to the expiration of a statute of limitations. As a result, income tax expense for the year ended December 31, 2006 included a $0.5 million benefit attributed to a prior year tax position.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations it provides services to. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations, the stations it provides services to and the television broadcast industry in general.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations must broadcast with both analog and DTV signals. See Note 6 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to be broadcasting a full-power DTV signal. As of December 31, 2006, Mission’s stations WUTR, WTVO and WYOU and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ and WLYH are broadcasting with full-power DTV signals. Nexstar’s station KSFX and Mission’s station KOLR initiated full-power DTV broadcasts on January 19, 2007 and Nexstar’s station KTAL initiated full-power DTV broadcasts on February 26, 2007. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals and have requested extension of time to begin broadcasting full-power digital television signals. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for the extension of time, the stations may lose interference protection for their signal outside their low-power coverage area.

DTV conversion expenditures were $14.3 million, $5.5 million and $0.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

On June 21, 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country will extend into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2006 (in thousands):

Year ended December 31,
2007	$2,019
2008	5,329
2009	4,731
2010	3,931
2011	1,767
Thereafter	385

Future minimum payments for unavailable cash broadcast rights	$18,162

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $5.2 million, $5.1 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2006 (in thousands):

Year ended December 31,
2007	$3,854
2008	3,546
2009	3,410
2010	3,224
2011	3,314
Thereafter	41,344

Future minimum lease payments under operating leases	$58,692

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At December 31, 2006, Mission had $170.5 million outstanding under its senior credit facility.

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

Collective Bargaining Agreements

As of December 31, 2006, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,179	$—	$11,179
Other current assets	40	6	65,938	(40)	65,944

Total current assets	40	6	77,117	(40)	77,123
Investments in subsidiaries eliminated upon consolidation	21,214	134,386	—	(155,600)	—
Amounts due from parents eliminated upon consolidation	—	—	4,550	(4,550)	—
Property and equipment, net	—	—	110,903	—	110,903
Goodwill	—	—	149,396	—	149,396
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	206,259	—	206,259
Other noncurrent assets	1	2,016	15,228	(12)	17,233

Total assets	$21,255	$136,408	$727,248	$(160,202)	$724,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	—	51,654	(41)	51,613

Total current liabilities	—	—	55,139	(41)	55,098
Debt	—	113,219	564,431	—	677,650
Amounts due to subsidiary eliminated upon consolidation	2,577	1,973	—	(4,550)	—
Other noncurrent liabilities	—	2	65,261	(12)	65,251

Total liabilities	2,577	115,194	684,831	(4,603)	797,999

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	18,394	21,214	42,417	(155,599)	(73,574)

Total stockholders’ equity (deficit)	18,678	21,214	42,417	(155,599)	(73,290)

Total liabilities and stockholders’ equity (deficit)	$21,255	$136,408	$727,248	$(160,202)	$724,709

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$265,169	$—	$265,169

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	71,465	—	71,465
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	101	—	85,192	—	85,293
Amortization of broadcast rights	—	—	19,701	—	19,701
Amortization of intangible assets	—	—	24,135	—	24,135
Depreciation	—	—	18,086	—	18,086
Loss on asset disposal, net	—	—	639	—	639

Total operating expenses	101	—	219,218	—	219,319

Income (loss) from operations	(101)	—	45,951	—	45,850
Interest expense, including amortization of debt financing costs	—	(12,203)	(39,580)	—	(51,783)
Equity in earnings (loss) of subsidiaries	(5,970)	6,233	—	(263)	—
Other income, net	—	—	760	—	760

Income (loss) before income taxes	(6,071)	(5,970)	7,131	(263)	(5,173)
Income tax expense	—	—	(3,819)	—	(3,819)

Net income (loss)	$(6,071)	$(5,970)	$3,312	$(263)	$(8,992)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$228,939	$—	$228,939

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	67,681	—	67,681
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	156	—	75,707	—	75,863
Amortization of broadcast rights	—	—	22,257	—	22,257
Amortization of intangible assets	—	—	26,511	—	26,511
Depreciation	—	—	16,733	—	16,733
Loss on property and asset disposal, net	—	—	1,284	—	1,284

Total operating expenses	156	—	210,173	—	210,329

Income (loss) from operations	(156)	—	18,766	—	18,610
Interest expense, including amortization of debt financing costs	—	(10,957)	(36,303)	—	(47,260)
Loss on extinguishment of debt	—	—	(15,715)	—	(15,715)
Equity in loss of subsidiaries	(39,366)	(28,409)	—	67,775	—
Other income, net	—	—	592	1	593

Loss before income taxes	(39,522)	(39,366)	(32,660)	67,776	(43,772)
Income tax expense	—	—	(4,958)	—	(4,958)

Net loss	$(39,522)	$(39,366)	$(37,618)	$67,776	$(48,730)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$249,531	$—	$249,531

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	65,608	—	65,608
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	161	—	76,442	—	76,603
Merger related expenses	—	—	456	—	456
Amortization of broadcast rights	—	—	24,805	—	24,805
Amortization of intangible assets	—	—	26,463	—	26,463
Depreciation	—	—	17,949	—	17,949
Loss on asset disposal, net	—	—	582	—	582

Total operating expenses	161	—	212,305	—	212,466

Income (loss) from operations	(161)	—	37,226	—	37,065
Interest expense, including amortization of debt financing costs	—	(9,769)	(42,496)	—	(52,265)
Loss on extinguishment of debt	—	(6,824)	(1,880)	—	(8,704)
Equity in earnings (loss) of subsidiaries	(14,749)	1,850	—	12,899	—
Other income, net	—	—	5,190	—	5,190

Loss before income taxes	(14,910)	(14,743)	(1,960)	12,899	(18,714)
Income tax expense	(95)	(6)	(3,791)	—	(3,892)

Loss before minority interest in consolidated entity	(15,005)	(14,749)	(5,751)	12,899	(22,606)
Minority interest in consolidated entity	—	—	2,106	—	2,106

Net loss	$(15,005)	$(14,749)	$(3,645)	$12,899	$(20,500)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$54,462	$—	$54,462

Cash flows from investing activities:
Additions to property and equipment	—	—	(24,354)	—	(24,354)
Acquisition of broadcast properties and related transaction costs	—	—	(55,521)	—	(55,521)
Other investing activites	—	—	603	—	603

Net cash used for investing activities	—	—	(79,272)	—	(79,272)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,485)	—	(15,485)
Proceeds from revolver draws	—	—	38,000	—	38,000
Other financing activities	—	—	(13)	—	(13)

Net cash provided by financing activities	—	—	22,502	—	22,502

Net decrease in cash and cash equivalents	—	—	(2,308)	—	(2,308)
Cash and cash equivalents at beginning of year	—	—	13,487	—	13,487

Cash and cash equivalents at end of year	$—	$—	$11,179	$—	$11,179

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$14,350	$—	$14,350

Cash flows from investing activities:
Additions to property and equipment	—	—	(14,016)	—	(14,016)
Acquisition of broadcast properties and related transaction costs	—	—	(12,467)	—	(12,467)
Other investing activites	—	—	125	—	125

Net cash used for investing activities	—	—	(26,358)	—	(26,358)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375	—	427,375
Repayment of long-term debt	—	—	(263,696)	—	(263,696)
Proceeds from revolver draws	—	—	1,000	—	1,000
Repayment of senior subordinated notes	—	—	(153,619)	—	(153,619)
Payments for debt financing costs	—	—	(4,070)	—	(4,070)

Net cash provided by financing activities	—	—	6,990	—	6,990

Net decrease in cash and cash equivalents	—	—	(5,018)	—	(5,018)
Cash and cash equivalents at beginning of year	—	—	18,505	—	18,505

Cash and cash equivalents at end of year	$—	$—	$13,487	$—	$13,487

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$(5,929)	$38,015	$—	$31,911

Cash flows from investing activities:
Additions to property and equipment	—	—	(10,552)	—	(10,552)
Acquisition of broadcast properties and related transaction costs	—	—	(35,107)	—	(35,107)
Other investing activites	—	—	1,054	—	1,054

Net cash used for investing activities	—	—	(44,605)	—	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	235,000	—	235,000
Repayment of long-term debt	—	—	(248,175)	—	(248,175)
Proceeds from revolver draws	—	—	63,500	—	63,500
Repayment of senior discount notes	—	(28,862)	—	—	(28,862)
Payments for debt financing costs	—	(6)	(1,106)	—	(1,112)
Capital contributions/distributions	(52)	34,797	(34,745)	—	—

Net cash provided by (used for) financing activities	(52)	5,929	14,474	—	20,351

Net increase (decrease) in cash and cash equivalents	(227)	—	7,884	—	7,657
Cash and cash equivalents at beginning of year	227	—	10,621	—	10,848

Cash and cash equivalents at end of year	$—	$—	$18,505	$—	$18,505

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc. This information is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”.

The Nexstar column presents the parent company’s financial information. Nexstar is also a guarantor. The Nexstar Broadcasting column presents the issuer’s financial information. The Mission column presents the financial information of Mission Broadcasting, Inc., an entity in which Nexstar Broadcasting is required to consolidate as a VIE under FIN No. 46R (see Note 2). Mission is also a guarantor of the senior subordinated notes issued by Nexstar Broadcasting. The Non-Guarantor Subsidiary column presents the financial information of Nexstar Finance Holdings, the parent of Nexstar Broadcasting.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,602	$3,577	$—	$—	$11,179
Due from Mission	—	20,167	—	—	(20,167)	—
Other current assets	40	62,171	3,767	6	(40)	65,944

Total current assets	40	89,940	7,344	6	(20,207)	77,123
Investments in subsidiaries eliminated upon consolidation	21,214	—	—	134,386	(155,600)	—
Amounts due from parents eliminated upon consolidation	—	4,550	—	—	(4,550)	—
Property and equipment, net	—	90,505	20,420	—	(22)	110,903
Goodwill	—	132,745	16,651	—	—	149,396
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	164,058	42,201	—	—	206,259
Other noncurrent assets	1	12,854	2,374	2,016	(12)	17,233

Total assets	$21,255	$629,711	$117,726	$136,408	$(180,391)	$724,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	20,167	—	(20,167)	—
Other current liabilities	—	46,262	5,392	—	(41)	51,613

Total current liabilities	—	48,020	27,286	—	(20,208)	55,098
Debt	—	395,617	168,814	113,219	—	677,650
Amounts due to subsidiary eliminated upon consolidation	2,577	—	—	1,973	(4,550)	—
Other noncurrent liabilities	—	51,688	13,573	2	(12)	65,251

Total liabilities	2,577	495,325	209,673	115,194	(24,770)	797,999

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	18,394	134,386	(91,947)	21,214	(155,621)	(73,574)

Total stockholders’ equity (deficit)	18,678	134,386	(91,947)	21,214	(155,621)	(73,290)

Total liabilities and stockholders’ equity (deficit)	$21,255	$629,711	$117,726	$136,408	$(180,391)	$724,709

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$259,412	$5,757	$—	$—	$265,169
Revenue between consolidated entities	—	7,820	32,556	—	(40,376)	—

Net revenue	—	267,232	38,313	—	(40,376)	265,169

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	66,755	4,710	—	—	71,465
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	101	82,802	2,390	—	—	85,293
Selling, general, and administrative expenses between consolidated entities	—	32,556	7,820	—	(40,376)	—
Amortization of broadcast rights	—	15,762	3,939	—	—	19,701
Amortization of intangible assets	—	18,739	5,396	—	—	24,135
Depreciation	—	14,815	3,286	—	(15)	18,086
Loss on asset disposal, net	—	627	12	—	—	639

Total operating expenses	101	232,056	27,553	—	(40,391)	219,319

Income (loss) from operations	(101)	35,176	10,760	—	15	45,850
Interest expense, including amortization of debt financing costs	—	(26,996)	(12,315)	(12,203)	(269)	(51,783)
Loss on extinguishment of debt	—	—	(269)	—	269	—
Equity in earnings (loss) of subsidiaries	(5,970)	—	—	6,233	(263)	—
Other income, net	—	700	60	—	—	760

Income (loss) before income taxes	(6,071)	8,880	(1,764)	(5,970)	(248)	(5,173)
Income tax expense	—	(2,647)	(1,172)	—	—	(3,819)

Net income (loss)	$(6,071)	$6,233	$(2,936)	$(5,970)	$(248)	$(8,992)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$223,980	$4,959	$—	$—	$228,939
Revenue between consolidated entities	—	11,400	28,141	—	(39,541)	—

Net revenue	—	235,380	33,100	—	(39,541)	228,939

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	63,410	4,271	—	—	67,681
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	156	73,475	2,232	—	—	75,863
Selling, general, and administrative expenses between consolidated entities	—	28,141	11,400	—	(39,541)	—
Amortization of broadcast rights	—	17,849	4,408	—	—	22,257
Amortization of intangible assets	—	20,402	6,109	—	—	26,511
Depreciation	—	13,939	2,809	—	(15)	16,733
Loss on property and asset disposal, net	—	1,190	94	—	—	1,284

Total operating expenses	156	218,406	31,323	—	(39,556)	210,329

Income (loss) from operations	(156)	16,974	1,777	—	15	18,610
Interest expense, including amortization of debt financing costs	—	(27,110)	(9,193)	(10,957)	—	(47,260)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in loss of subsidiaries	(39,366)	—	—	(28,409)	67,775	—
Other income, net	—	562	30	—	1	593

Loss before income taxes	(39,522)	(24,781)	(7,894)	(39,366)	67,791	(43,772)
Income tax expense	—	(3,628)	(1,330)	—	—	(4,958)

Net loss	$(39,522)	$(28,409)	$(9,224)	$(39,366)	$67,791	$(48,730)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$233,989	$15,542	$—	$—	$249,531
Revenue between consolidated entities	—	13,167	21,186	—	(34,353)	—

Net revenue	—	247,156	36,728	—	(34,353)	249,531

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	61,673	3,935	—	—	65,608
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	161	71,803	4,639	—	—	76,603
Selling, general, and administrative expenses between consolidated entities	—	21,186	13,167	—	(34,353)	—
Merger related expenses	—	456	—	—	—	456
Amortization of broadcast rights	—	20,226	4,579	—	—	24,805
Amortization of intangible assets	—	20,971	5,492	—	—	26,463
Depreciation	—	15,400	2,572	—	(23)	17,949
Loss on asset disposal, net	—	579	3	—	—	582

Total operating expenses	161	212,294	34,387	—	(34,376)	212,466

Income (loss) from operations	(161)	34,862	2,341	—	23	37,065
Interest expense, including amortization of debt financing costs	—	(36,625)	(5,871)	(9,769)	—	(52,265)
Loss on extinguishment of debt	—	(786)	(1,094)	(6,824)	—	(8,704)
Equity in earnings (loss) of subsidiaries	(14,749)	—	—	1,850	12,899	—
Other income, net	—	5,167	23	—	—	5,190

Income (loss) before income taxes	(14,910)	2,618	(4,601)	(14,743)	12,922	(18,714)
Income tax expense	(95)	(2,686)	(1,105)	(6)	—	(3,892)

Loss before minority interest in consolidated entity	(15,005)	(68)	(5,706)	(14,749)	12,922	(22,606)
Minority interest in consolidated entity	—	1,918	188	—	—	2,106

Net income (loss)	$(15,005)	$1,850	$(5,518)	$(14,749)	$12,922	$(20,500)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$47,946	$6,516	$—	$—	$54,462

Cash flows from investing activities:
Additions to property and equipment	—	(21,718)	(2,636)	—	—	(24,354)
Acquisition of broadcast properties and related transaction costs	—	(55,521)	—	—	—	(55,521)
Other investing activites	—	583	20	—	—	603

Net cash used for investing activities	—	(76,656)	(2,616)	—	—	(79,272)

Cash flows from financing activities:
Repayment of long-term debt	—	(13,758)	(1,727)	—	—	(15,485)
Proceeds from revolver draws	—	38,000	—	—	—	38,000
Other financing activities	—	(13)	—	—	—	(13)

Net cash provided by (used for) financing activities	—	24,229	(1,727)	—	—	22,502

Net increase (decrease) in cash and cash equivalents	—	(4,481)	2,173	—	—	(2,308)
Cash and cash equivalents at beginning of year	—	12,083	1,404	—	—	13,487

Cash and cash equivalents at end of year	$—	$7,602	$3,577	$—	$—	$11,179

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$11,130	$3,220	$—	$—	$14,350

Cash flows from investing activities:
Additions to property and equipment	—	(12,615)	(1,401)	—	—	(14,016)
Acquisition of broadcast properties and related transaction costs	—	(6,338)	(6,129)	—	—	(12,467)
Other investing activites	—	124	1	—	—	125

Net cash used for investing activities	—	(18,829)	(7,529)	—	—	(26,358)

Cash flows from financing activities:
Proceeds from debt issuance	—	254,675	172,700	—	—	427,375
Repayment of long-term debt	—	(90,524)	(173,172)	—	—	(263,696)
Proceeds from revolver draws	—	1,000	—	—	—	1,000
Repayment of senior subordinated notes	—	(153,619)	—	—	—	(153,619)
Payments for debt financing costs	—	(3,274)	(796)	—	—	(4,070)

Net cash provided by (used for) financing activities	—	8,258	(1,268)	—	—	6,990

Net increase (decrease) in cash and cash equivalents	—	559	(5,577)	—	—	(5,018)
Cash and cash equivalents at beginning of year	—	11,524	6,981	—	—	18,505

Cash and cash equivalents at end of year	$—	$12,083	$1,404	$—	$—	$13,487

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(175)	$40,123	$(2,108)	$(5,929)	$—	$31,911

Cash flows from investing activities:
Additions to property and equipment	—	(10,300)	(252)	—	—	(10,552)
Acquisition of broadcast properties and related transaction costs	—	(12,414)	(22,693)	—	—	(35,107)
Other investing activites	—	253	801	—	—	1,054

Net cash used for investing activities	—	(22,461)	(22,144)	—	—	(44,605)

Cash flows from financing activities:
Proceeds from debt issuance	—	83,000	152,000	—	—	235,000
Repayment of long-term debt	—	(95,415)	(152,760)	—	—	(248,175)
Proceeds from revolver draws	—	33,000	30,500	—	—	63,500
Repayment of senior discount notes	—	—	—	(28,862)	—	(28,862)
Payments for debt financing costs	—	(742)	(364)	(6)	—	(1,112)
Capital contributions/distributions	(52)	(34,745)	—	34,797	—	—

Net cash provided by (used for) financing activities	(52)	(14,902)	29,376	5,929	—	20,351

Net increase (decrease) in cash and cash equivalents	(227)	2,760	5,124	—	—	7,657
Cash and cash equivalents at beginning of year	227	8,764	1,857	—	—	10,848

Cash and cash equivalents at end of year	$—	$11,524	$6,981	$—	$—	$18,505

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of Nexstar and Mission. Nexstar recorded contributions of $0.5 million for each of the years ended December 31, 2006, 2005 and 2004. Mission recorded contributions of $12 thousand, $13 thousand and $16 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $26 thousand, $25 thousand and $25 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

17. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

18. Unaudited Quarterly Data

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Net revenue	$59,826	$64,561	$63,588	$77,194
Income from operations	6,089	11,079	9,809	18,873
Income (loss) before income taxes	(6,036)	(1,654)	(3,208)	5,725
Net income (loss)	(7,287)	(2,368)	(3,941)	4,604
Basic and diluted net income (loss) per share	$(0.26)	$(0.08)	$(0.14)	$0.16
Basic and diluted weighted average shares outstanding	28,365	28,372	28,379	28,387	(1)

(1)	The number of basic and diluted weighted average shares outstanding was not materially different.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005(1)
	(in thousands, except per share amounts)
Net revenue	$53,312	$58,662	$54,674	$62,291
Income from operations	1,568	6,889	3,247	6,906
Loss before income taxes	(11,516)	(19,675)	(7,632)	(4,949)
Net loss	(12,808)	(20,928)	(8,887)	(6,107)
Basic and diluted net loss per share	$(0.45)	$(0.74)	$(0.31)	$(0.22)
Basic and diluted weighted average shares outstanding	28,363	28,363	28,363	28,363

(1)	Amounts have been reclassified to conform with subsequent period presentation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2004	$1,094	$1,751	$—	$(1,726)	$1,119
Year ended December 31, 2005	1,119	1,151	—	(1,407)	863
Year ended December 31, 2006	863	963	—	(765)	1,061

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2004	$116,055	$—	$12,666	$—	$128,721
Year ended December 31, 2005	128,721	—	21,404	—	150,125
Year ended December 31, 2006	150,125	—	4,384	—	154,509

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.

Exhibit No.	Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

3.2	Amended and Restated By-Laws of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.2	Form of Stockholders Agreement among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Perry A. Sook and the other stockholders named therein. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.1	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2	Supplemental Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Nexstar Finance Holdings II, L.L.C. and The Bank of New York, dated August 6, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.4	Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.5	Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.6	Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.7	Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.8	Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.9	Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

Exhibit No.	Exhibit Index

10.10	Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.11	Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G. Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.14	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.15	Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc. and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.16	Form of Limited Guaranty. (Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.19	Agreement of the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20	Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.22	Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.24	Amendment, dated as of July 31, 1998, to Time Brokerage Agreement, dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25	Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.26	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.27	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.28	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.29	Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.30	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.31	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.32	Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.33	Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.34	Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.35	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.36	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.38	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.39	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.40	Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.41	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.42	Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.43	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.44	Addendum to Employment Agreement, dated as of May 20, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.74 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.45	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.75 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.46	Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.47	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.48	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.78 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.49	Limited Consent, Waiver and Seventh Amendment to Credit Agreement, dated as of September 5, 2003, among Quorum Broadcasting Company, Inc., Quorum Broadcasting Company, LLC, VHR Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Quorum Broadcast Holdings, LLC, Quorum Broadcast Holdings, Inc., the Lenders parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.81 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.50	Employment Agreement, dated as of September 1, 2003, by and between G. Robert Thompson and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.82 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.51	Amendment No. 1 to the Reorganization Agreement, dated as of November 3, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.52	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.53	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.54	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Susana Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.86 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.55	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.87 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.56	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.57	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.58	Assignment and Assumption Agreement, dated as of August 6, 2001, by Nexstar Finance Holdings II, L.L.C. and Nexstar Finance Holdings, L.L.C. (Incorporated by reference to Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

Exhibit No.	Exhibit Index

10.59	First Restated Security Agreement, dated as of December 30, 2003 by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.60	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.61	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. for Nexstar Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.62	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. for Mission Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.63	Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.64	Employment Agreement, dated as of January 15, 2004, by and between Paul Greeley and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.65	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.66	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.67	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.68	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.69	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index

10.70	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.71	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.72	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.73	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.74	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.75	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.76	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.77	Purchase Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.78	Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.79	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.80	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.81	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

Exhibit No.	Exhibit Index

10.82	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.83	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.84	First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005, by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.85	Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.86	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.87	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.88	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.89	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.90	First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-Syndication Agents) and several Lenders named therein. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

Exhibit No.	Exhibit Index

10.91	Executive Employment Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.122 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.92	Stock Grant Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting Group, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.93	Purchase Agreement, dated as of June 7, 2006 (entered into by Nexstar Broadcasting Group, Inc. on July 26, 2006), by and between Nexstar Broadcasting Group, Inc. and Television Station Group Holdings, LLC. (Incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 8, 2006)

14.1	Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the registrant.*

23.1	Consent issued by PricewaterhouseCoopers LLP on March 14, 2007.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith