Form 10-Q
period 2007-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2007-05-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

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

As of April 30, 2007, the Registrant had outstanding:

14,328,310 shares of Class A Common Stock;

13,411,588 shares of Class B Common Stock; and

662,529 shares of Class C Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,868	$11,179
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $1,061, respectively	48,496	48,539
Current portion of broadcast rights	10,509	14,740
Taxes receivable	138	247
Prepaid expenses and other current assets	1,768	2,261
Deferred tax asset	153	157

Total current assets	68,932	77,123

Property and equipment, net	111,777	110,903
Broadcast rights	8,084	9,869
Goodwill	149,408	149,396
FCC licenses	163,795	163,795
Other intangible assets, net	199,794	206,259
Other noncurrent assets	7,061	7,364

Total assets	$708,851	$724,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	10,855	15,099
Accounts payable	10,013	10,040
Accrued expenses	12,541	14,231
Interest payable	3,079	6,657
Deferred revenue	5,917	5,586

Total current liabilities	45,890	55,098

Debt	679,977	677,650
Broadcast rights payable	9,042	10,807
Deferred tax liabilities	40,116	38,697
Deferred revenue	2,848	2,965
Deferred gain on sale of assets	5,695	5,804
Other liabilities	5,615	6,978

Total liabilities	789,183	797,999

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both March 31, 2007 and December 31, 2006	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,321,310 and 14,316,810 at March 31, 2007 and December 31, 2006, respectively	143	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both March 31, 2007 and December 31, 2006	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding 662,529 at both March 31, 2007 and December 31, 2006	7	7
Additional paid-in capital	394,611	394,120
Accumulated deficit	(475,227)	(467,694)

Total stockholders’ deficit	(80,332)	(73,290)

Total liabilities and stockholders’ deficit	$708,851	$724,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net revenue	$62,054	$59,826

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	18,156	17,388
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	20,298	20,378
Amortization of broadcast rights	5,892	5,228
Amortization of intangible assets	6,465	6,053
Depreciation	4,988	4,626
Loss on asset disposal, net	152	64

Total operating expenses	55,951	53,737

Income from operations	6,103	6,089
Interest expense, including amortization of debt financing costs	(13,720)	(12,242)
Interest income	116	117

Loss before income taxes	(7,501)	(6,036)
Income tax expense	(1,532)	(1,251)

Net loss	$(9,033)	$(7,287)

Net loss per common share:
Basic and diluted	$(0.32)	$(0.26)
Weighted average number of common shares outstanding:
Basic and diluted	28,393	28,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2007

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2007 (unaudited)	14,316,810	$143	13,411,588	$134	662,529	$7	$394,120	$(467,694)	$(73,290)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	—	—	—	—	1,500	1,500
Stock-based compensation expense	—	—	—	—	—	—	482	—	482
Issuance of common shares related to exercise of stock options	2,000	—	—	—	—	—	9	—	9
Issuance of common shares related to restricted stock award	2,500	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(9,033)	(9,033)

Balance at March 31, 2007 (unaudited)	14,321,310	$143	13,411,588	$134	662,529	$7	$394,611	$(475,227)	$(80,332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,033)	$(7,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,423	1,251
Provision for bad debts	90	153
Depreciation of property and equipment	4,988	4,626
Amortization of intangible assets	6,465	6,053
Amortization of debt financing costs	261	291
Amortization of broadcast rights, excluding barter	2,262	2,096
Payments for broadcast rights	(2,254)	(2,302)
Loss on asset disposal, net	152	64
Deferred gain recognition	(109)	(109)
Amortization of debt discount	3,199	2,865
Stock-based compensation expense	482	438
Changes in operating assets and liabilities:
Accounts receivable	(75)	582
Prepaid expenses and other current assets	493	250
Taxes receivable	109	—
Other noncurrent assets	(119)	(409)
Accounts payable and accrued expenses	(1,701)	25
Taxes payable	—	4
Interest payable	(3,578)	(3,558)
Deferred revenue	214	635
Other noncurrent liabilities	137	382

Net cash provided by operating activities	3,406	6,050

Cash flows from investing activities:
Additions to property and equipment	(5,858)	(2,982)
Proceeds from sale of assets	4	141

Net cash used for investing activities	(5,854)	(2,841)

Cash flows from financing activities:
Repayment of long-term debt	(872)	(4,871)
Proceeds from issuance of common shares related to exercise of stock options	9	—

Net cash used for financing activities	(863)	(4,871)

Net decrease in cash and cash equivalents	(3,311)	(1,662)
Cash and cash equivalents at beginning of period	11,179	13,487

Cash and cash equivalents at end of period	$7,868	$11,825

Supplemental schedule of cash flow information:
Cash paid for interest	$13,838	$12,640
Cash refunded for income taxes, net	$—	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2007, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 49 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as the “Company”) and may include certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46R”).

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of March 31, 2007, the assets of Mission consisted of current assets of $2.2 million (excluding broadcast rights), broadcast rights of $3.9 million, FCC licenses of $28.7 million, goodwill of $16.7 million, other intangible assets of $40.9 million, property and equipment of $20.3 million and other noncurrent assets of $0.2 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2007:

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

(2)

Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSA permits Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue as described in the JSAs.

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar in December 2006 becoming successor to a TBA entered into by the former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Clear Channel and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $0.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. Nexstar received payments from Piedmont under the JSA of $0.2 million for both the three months ended March 31, 2007 and 2006. Nexstar received payments from Clear Channel under the TBA of $13 thousand for the three months ended March 31, 2007.

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of KTVE, WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of its employee stock options.

The Company recognized $0.5 million and $0.4 million, respectively, of stock-based compensation expense for the three months ended March 31, 2007 and 2006, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At March 31, 2007, there was approximately $5.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.63 years. The total intrinsic value and cash received for stock options exercised during the three months ended March 31, 2007 was $9 thousand and $11 thousand, respectively.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months ended March 31, 2007 and 2006 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended March 31,
	2007	2006
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	1,714,600	2,124,055

In-the-money stock options excluded as the Company had a net loss during the period	1,905,700	787,222

Unvested restricted stock	—	—

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 8 for further discussion of the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Pending Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction is set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The local service agreement between Nexstar and Mission will terminate upon assignment of KFTA’s FCC license from Nexstar to Mission. Upon completing the assignment of KFTA’s license, Mission plans to enter into a JSA and SSA with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Nexstar’s KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

In May 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. Nexstar and Mission submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. In September 2006, Equity submitted a petition to deny Nexstar’s applications for the renewal of the KFTA and KNWA FCC licenses. Nexstar has filed its response to Equity’s petition to deny the license renewals. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

4. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$355,878	$(165,046)	$190,832	$355,878	$(159,112)	$196,766
Other definite-lived intangible assets	1-15	20,636	(11,674)	8,962	20,636	(11,143)	9,493

Total intangible assets subject to amortization		$376,514	$(176,720)	$199,794	$376,514	$(170,255)	$206,259

Total amortization expense from definite-lived intangibles was $6.5 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2007 is approximately $26 million for the year of 2007 and approximately $25 million for each year for the years of 2008 through 2011.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $313.2 million at both March 31, 2007 and December 31, 2006. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2007, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the three months ended March 31, 2007 was as follows:

March 31, 2007
(in thousands)
Beginning balance	$149,396
Adjustment	12

Ending balance	$149,408

The change in goodwill shown above results from an adjustment to the estimated fair value of WTAJ assets which were acquired in 2006.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Compensation and related taxes	$3,744	$4,348
Sales commissions	1,440	1,389
Employee benefits	1,364	1,327
Property taxes	791	595
Other accruals related to operating expenses	5,202	6,572

	$12,541	$14,231

6. Debt

Long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Term loans	$331,272	$332,144
Revolving credit facilities	38,000	38,000
7% senior subordinated notes due 2014, net of discount of $2,166 and $2,228	197,834	197,772
11.375% senior discount notes due 2013, net of discount of $13,644 and $16,781	116,356	113,219

	683,462	681,135
Less: current portion	(3,485)	(3,485)

	$679,977	$677,650

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of March 31, 2007 and December 31, 2006, Nexstar had $161.2 million and $161.6 million, respectively, outstanding under its Term Loan B and $38.0 million borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2007, repayments of Nexstar’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Nexstar Facility was 7.00% and 7.33% at March 31, 2007 and December 31, 2006, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2007 and December 31, 2006, Mission had $170.1 million and $170.5 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the three months ended March 31, 2007, repayments of Mission’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 7.10% and 7.11% at March 31, 2007 and December 31, 2006, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of March 31, 2007, all $59.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) at March 31, 2007, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.00 times the last twelve months operating cash flow at March 31, 2007, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

7. Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of March 31, 2007, a total of 877,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes—(Continued)

At January 1, 2007, the Company had gross unrecognized tax benefits of approximately $4.2 million, which did not materially change as of March 31, 2007. The Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay, but would reduce NOLs subject to a valuation allowance. An immaterial portion of these unrecognized tax benefits is expected to reverse in the third quarter of 2007 upon the expiration of a statute of limitations. Due to the existence of a valuation allowance, only approximately $0.1 million of the total amount of unrecognized tax benefits are expected to decrease the Company’s provision for income taxes, resulting in a positive effect on the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2002. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

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

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. In 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations must broadcast with both analog and DTV signals.

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2007, Mission’s stations WUTR, WTVO, WYOU and KOLR and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF and KTAL are broadcasting with full-power DTV signals. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals. Nexstar and Mission have requested extension of time to begin broadcasting full-power digital television signals for their remaining stations. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for the extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $3.7 million and $1.2 million, respectively, for the three months ended March 31, 2007 and 2006. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, has extended into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At March 31, 2007, Mission had $170.1 million outstanding under its senior credit facility.

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company and its 100%, directly or indirectly, owned subsidiaries. This is presented in lieu of separate financial statements and other related disclosures of Nexstar Finance Holdings pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

March 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$7,868	$—	$7,868
Other current assets	25	6	61,057	(24)	61,064

Total current assets	25	6	68,925	(24)	68,932

Investments in subsidiaries eliminated upon consolidation	13,662	130,052	—	(143,714)	—
Amounts due from parents eliminated upon consolidation	—	—	4,059	(4,059)	—
Property and equipment, net	—	—	111,777	—	111,777
Goodwill	—	—	149,408	—	149,408
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	199,794	—	199,794
Other noncurrent assets	1	1,935	13,220	(11)	15,145

Total assets	$13,688	$131,993	$710,978	$(147,808)	$708,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	—	42,430	(25)	42,405

Total current liabilities	—	—	45,915	(25)	45,890

Debt	—	116,356	563,621	—	679,977
Amounts due to subsidiary eliminated upon consolidation	2,086	1,973	—	(4,059)	—
Other noncurrent liabilities	—	2	63,325	(11)	63,316

Total liabilities	2,086	118,331	672,861	(4,095)	789,183

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	11,318	13,662	38,117	(143,713)	(80,616)

Total stockholders’ equity (deficit)	11,602	13,662	38,117	(143,713)	(80,332)

Total liabilities and stockholders’ equity (deficit)	$13,688	$131,993	$710,978	$(147,808)	$708,851

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$62,054	$—	$62,054

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	18,156	—	18,156
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15	—	20,283	—	20,298
Amortization of broadcast rights	—	—	5,892	—	5,892
Amortization of intangible assets	—	—	6,465	—	6,465
Depreciation	—	—	4,988	—	4,988
Loss on asset disposal, net	—	—	152	—	152

Total operating expenses	15	—	55,936	—	55,951

Income (loss) from operations	(15)	—	6,118	—	6,103
Interest expense, including amortization of debt financing costs	—	(3,218)	(10,502)	—	(13,720)
Equity in loss of subsidiaries	(7,552)	(4,334)	—	11,886	—
Other income, net	—	—	116	—	116

Loss before income taxes	(7,567)	(7,552)	(4,268)	11,886	(7,501)
Income tax expense	—	—	(1,532)	—	(1,532)

Net loss	$(7,567)	$(7,552)	$(5,800)	$11,886	$(9,033)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$59,826	$—	$59,826

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	17,388	—	17,388
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	35	—	20,343	—	20,378
Amortization of broadcast rights	—	—	5,228	—	5,228
Amortization of intangible assets	—	—	6,053	—	6,053
Depreciation	—	—	4,626	—	4,626
Loss on asset disposal, net	—	—	64	—	64

Total operating expenses	35	—	53,702	—	53,737

Income (loss) from operations	(35)	—	6,124	—	6,089
Interest expense, including amortization of debt financing costs	—	(2,888)	(9,354)	—	(12,242)
Equity in loss of subsidiaries	(5,815)	(2,927)	—	8,742	—
Other income, net	—	—	117	—	117

Loss before income taxes	(5,850)	(5,815)	(3,113)	8,742	(6,036)
Income tax expense	—	—	(1,251)	—	(1,251)

Net loss	$(5,850)	$(5,815)	$(4,364)	$8,742	$(7,287)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(9)	$—	$3,415	$—	$3,406

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(5,858)	—	(5,858)
Other investing activities	—	—	4	—	4

Net cash used for investing activities	—	—	(5,854)	—	(5,854)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(872)	—	(872)
Other financing activities	9	—	—	—	9

Net cash provided by (used for) financing activities	9	—	(872)	—	(863)

Net decrease in cash and cash equivalents	—	—	(3,311)	—	(3,311)

Cash and cash equivalents at beginning of period	—	—	11,179	—	11,179

Cash and cash equivalents at end of period	$—	$—	$7,868	$—	$7,868

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$6,050	$—	$6,050

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(2,982)	—	(2,982)
Other investing activities	—	—	141	—	141

Net cash used for investing activities	—	—	(2,841)	—	(2,841)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(4,871)	—	(4,871)

Net decrease in cash and cash equivalents	—	—	(1,662)	—	(1,662)

Cash and cash equivalents at beginning of period	—	—	13,487	—	13,487

Cash and cash equivalents at end of period	$—	$—	$11,825	$—	$11,825

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and its 100%, directly or indirectly, owned subsidiaries and independently-owned Mission Broadcasting, Inc. This is presented in lieu of separate financial statements and other related disclosures of Nexstar Broadcasting pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered”.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,412	$1,456	$—	$—	$7,868
Due from Mission	—	18,283	—	—	(18,283)	—
Other current assets	25	58,057	3,016	6	(40)	61,064

Total current assets	25	82,752	4,472	6	(18,323)	68,932
Investments in subsidiaries eliminated upon consolidation	13,662	—	—	130,052	(143,714)	—
Amounts due from parents eliminated upon consolidation	—	4,059	—	—	(4,059)	—
Property and equipment, net	—	91,452	20,344	—	(19)	111,777
Goodwill	—	132,757	16,651	—	—	149,408
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	158,942	40,852	—	—	199,794
Other noncurrent assets	1	11,323	1,897	1,935	(11)	15,145

Total assets	$13,688	$616,344	$112,952	$131,993	$(166,126)	$708,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	18,283	—	(18,283)	—
Other current liabilities	—	37,952	4,494	—	(41)	42,405

Total current liabilities	—	39,710	24,504	—	(18,324)	45,890

Debt	—	395,239	168,382	116,356	—	679,977
Amounts due to subsidiary eliminated upon consolidation	2,086	—	—	1,973	(4,059)	—
Other noncurrent liabilities	—	51,343	11,982	2	(11)	63,316

Total liabilities	2,086	486,292	204,868	118,331	(22,394)	789,183

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	11,318	130,052	(91,916)	13,662	(143,732)	(80,616)

Total stockholders’ equity (deficit)	11,602	130,052	(91,916)	13,662	(143,732)	(80,332)

Total liabilities and stockholders’ equity (deficit)	$13,688	$616,344	$112,952	$131,993	$(166,126)	$708,851

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$60,387	$1,667	$—	$—	$62,054
Revenue between consolidated entities	—	1,965	7,172	—	(9,137)	—

Net revenue	—	62,352	8,839	—	(9,137)	62,054

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,932	1,224	—	—	18,156
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15	19,755	528	—	—	20,298
Local service agreement fees between consolidated entities	—	7,172	1,965	—	(9,137)	—
Amortization of broadcast rights	—	4,942	950	—	—	5,892
Amortization of intangible assets	—	5,116	1,349	—	—	6,465
Depreciation	—	4,155	836	—	(3)	4,988
Loss on asset disposal, net	—	151	1	—	—	152

Total operating expenses	15	58,223	6,853	—	(9,140)	55,951

Income (loss) from operations	(15)	4,129	1,986	—	3	6,103
Interest expense, including amortization of debt financing costs	—	(7,376)	(3,126)	(3,218)	—	(13,720)
Equity in loss of subsidiaries	(7,552)	—	—	(4,334)	11,886	—
Other income, net	—	96	20	—	—	116

Loss before income taxes	(7,567)	(3,151)	(1,120)	(7,552)	11,889	(7,501)
Income tax expense	—	(1,183)	(349)	—	—	(1,532)

Net loss	$(7,567)	$(4,334)	$(1,469)	$(7,552)	$11,889	$(9,033)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$58,457	$1,369	$—	$—	$59,826
Revenue between consolidated entities	—	1,950	6,976	—	(8,926)	—

Net revenue	—	60,407	8,345	—	(8,926)	59,826

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,249	1,139	—	—	17,388
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	35	19,842	501	—	—	20,378
Local service agreement fees between consolidated entities	—	6,976	1,950	—	(8,926)	—
Amortization of broadcast rights	—	4,283	945	—	—	5,228
Amortization of intangible assets	—	4,704	1,349	—	—	6,053
Depreciation	—	3,848	781	—	(3)	4,626
Loss on asset disposal, net	—	57	7	—	—	64

Total operating expenses	35	55,959	6,672	—	(8,929)	53,737

Income (loss) from operations	(35)	4,448	1,673	—	3	6,089
Interest expense, including amortization of debt financing costs	—	(6,565)	(2,789)	(2,888)	—	(12,242)
Equity in loss of subsidiaries	(5,815)	—	—	(2,927)	8,742	—
Other income, net	—	104	13	—	—	117

Loss before income taxes	(5,850)	(2,013)	(1,103)	(5,815)	8,745	(6,036)
Income tax expense	—	(914)	(337)	—	—	(1,251)

Net loss	$(5,850)	$(2,927)	$(1,440)	$(5,815)	$8,745	$(7,287)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(9)	$4,344	$(929)	$—	$—	$3,406

Cash flows from investing activities:
Additions to property and equipment, net	—	(5,096)	(762)	—	—	(5,858)
Other investing activites	—	2	2	—	—	4

Net cash used for investing activities	—	(5,094)	(760)	—	—	(5,854)

Cash flows from financing activities:
Repayment of long-term debt	—	(440)	(432)	—	—	(872)
Other financing activities	9	—	—	—	—	9

Net cash provided by (used for) financing activities	9	(440)	(432)	—	—	(863)

Net decrease in cash and cash equivalents	—	(1,190)	(2,121)	—	—	(3,311)

Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$6,412	$1,456	$—	$—	$7,868

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$6,135	$(85)	$—	$—	$6,050

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,806)	(176)	—	—	(2,982)
Other investing activities	—	137	4	—	—	141

Net cash used for investing activities	—	(2,669)	(172)	—	—	(2,841)

Cash flows from financing activities:
Repayment of long-term debt	—	(4,440)	(431)	—	—	(4,871)

Net decrease in cash and cash equivalents	—	(974)	(688)	—	—	(1,662)

Cash and cash equivalents at beginning of period	—	12,083	1,404	—	—	13,487

Cash and cash equivalents at end of period	$—	$11,109	$716	$—	$—	$11,825

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2007, unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have considered the method of accounting under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial condition and results of operations includes Mission’s financial position and results of operations.

Executive Summary

First Quarter 2007 Highlights

•

Net revenue increased 3.7% during the first quarter of 2007 compared to the same period in 2006, primarily from the increase in local and national advertising revenue and retransmission compensation. Gross local and national advertising revenue on a combined basis increased 4.1% during the first quarter of 2007. Total revenue from the retransmission consent agreements was approximately $3.8 million for the three months ended March 31, 2007 (which included approximately $2.6 million of retransmission compensation and approximately $1.2 million of advertising revenue generated from the retransmission consent agreements), compared to $3.0 million for the three months ended March 31, 2006 (which included approximately $2.0 million of retransmission compensation and approximately $1.0 million of advertising revenue generated from the retransmission consent agreements).

•

On December 29, 2006, we completed our acquisition of WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania. First quarter 2007 is the initial quarter for the inclusion of the financial results for WTAJ and WLYH.

Overview of Operations

We owned and operated 32 television stations as of March 31, 2007. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of March 31, 2007. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of March 31, 2007 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows us to provide certain services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSA permits us to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue as described in the JSAs.

Our ability to receive cash from Mission is governed by these agreements. The arrangements under the local service agreements have had the effect of us receiving substantially all of the available cash, after Mission’s payments of operating costs and debt service, generated by the stations listed above. We anticipate that, through these local service agreements, we will continue to receive substantially all of the available cash, after Mission’s payments of operating costs and debt service, generated by the stations listed above.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission.

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

Industry Trends

The Television Bureau of Advertising has forecasted U.S. television spot advertising revenue (total of local and national advertising revenue, excluding political advertising revenue) in 2007 to decline by approximately 1% to 3% compared to 2006.

Our net revenue increased 3.7% to $62.1 million for the three months ended March 31, 2007, compared to $59.8 million for the three months ended March 31, 2006 primarily due the inclusion of approximately $2.5 million from our newly acquired television station WTAJ. This increase was partially offset by the loss of advertising revenue generated during the coverage of the Olympic Games in 2006 and a decrease in political advertising revenue in 2007 due to the decline in the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political advertising revenue was $0.4 million for the three months ended March 31, 2007, a significant decrease from the $1.9 million for the three months ended March 31, 2006. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. Since 2006 was an election year, a significant percentage of the Company’s revenue growth in 2006 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Conversely, given that 2007 is a non-election year, we expect nominal political advertising revenue to be reported in 2007 in relation to the amount of political advertising reported in 2006.

Automotive-related advertising, our largest advertising category, represented approximately 22.2% and 23.8% of our core local and national advertising revenue for the three months ended March 31, 2007 and 2006, respectively. Our automotive-related advertising decreased approximately 5.8% for the three months ended March 31, 2007 as compared to the same period in 2006. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last two years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

Recent Developments

        On April 18, 2006, we and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from us to Mission. Consideration for this transaction is set at $5.6 million. On August 28, 2006, we and Mission entered into a local service agreement whereby (a) Mission pays us $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) we pay Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. The local service agreement between us and Mission will terminate upon assignment of KFTA’s FCC license from us to Mission. Upon completing the assignment of KFTA’s license, Mission plans to enter into a JSA and SSA with our station KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Our station KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

In May, 2006, two subsidiaries of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that we improperly control Mission and its stations. We and Mission submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. In September 2006, Equity submitted a petition to deny Nexstar’s applications for renewal of the KFTA and KNWA FCC licenses. Nexstar subsequently filed its response to the petition. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$41,597	64.6	$39,209	62.8
National	17,350	27.0	17,431	27.9
Political	441	0.7	1,862	3.0
Retransmission compensation	2,626	4.1	2,006	3.2
Network compensation	1,225	1.9	1,049	1.7
Other	1,132	1.7	854	1.4

Total gross revenue	64,371	100.0	62,411	100.0
Less: Agency commissions	7,287	11.3	7,290	11.7

Net broadcast revenue	57,084	88.7	55,121	88.3
Trade and barter revenue	4,970		4,705

Net revenue	$62,054		$59,826

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$62,054	100.0	$59,826	100.0
Operating expenses:
Corporate expenses	3,046	4.9	3,217	5.4
Station direct operating expenses, net of trade	16,848	27.2	15,790	26.4
Selling, general and administrative expenses	17,252	27.8	17,161	28.7
Loss on asset disposal, net	152	0.2	64	0.1
Trade and barter expense	4,938	8.0	4,730	7.9
Depreciation and amortization	11,453	18.5	10,679	17.9
Amortization of broadcast rights, excluding barter	2,262	3.6	2,096	3.5

Income from operations	$6,103		$6,089

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenue

Gross local advertising revenue was $41.6 million for the three months ended March 31, 2007, compared to $39.2 million for the same period in 2006, an increase of $2.4 million, or 6.1%. Gross national advertising revenue was $17.3 million for the three months ended March 31, 2007, compared to $17.4 million for the same period in 2006, a decrease of $0.1 million, or 0.5%. The combined net increase in gross local and national advertising revenue of $2.3 million was primarily the result of (1) the inclusion of local and national advertising revenue of approximately $2.5 million for 2007 from newly acquired television station WTAJ and (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $0.2 million compared to the same period in 2006. Advertising revenue from the Telecommunications, Paid Programming and Furniture business categories, which increased by approximately $0.3 million, $0.2 million and $0.2 million during the first quarter of 2007 compared to the prior year, respectively, were offset by declines in advertising revenue from the Automotive and Insurance business categories, which decreased by approximately $0.8 million and $0.3 million during the first quarter of 2007 compared to the prior year, respectively.

Gross political advertising revenue was $0.4 million for the three months ended March 31, 2007, compared to $1.9 million for the same period in 2006, a decrease of $1.5 million, or 76.3%. The decrease in gross political revenue was attributed to statewide and/or local races (primarily in Illinois, Texas and Arkansas) that occurred during the three months ended March 31, 2006 as compared to nominal political advertising during the three months ended March 31, 2007.

Retransmission compensation was $2.6 million for the three months ended March 31, 2007, compared to $2.0 million for the same period in 2006, an increase of $0.6 million, or 30.9%. The increase in retransmission compensation was primarily the result of (1) a few additional markets under retransmission consent agreements in 2007, (2) annual rate increases in 2007 for certain retransmission consent agreements and (3) additional subscriber base for certain content distributors in 2007 compared to 2006.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.0 million for the three months ended March 31, 2007, compared to $3.2 million for the three months ended March 31, 2006, a decrease of $0.2 million, or 5.3%. The decrease during the three months ended March 31, 2007 was primarily attributed to approximately $0.3 million less incentive compensation recognized in 2007 than in 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $34.1 million for the three months ended March 31, 2007, compared to $33.0 million for the same period in 2006, an increase of $1.1 million, or 3.5%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended March 31, 2007 was primarily attributed to the inclusion of such expenses totaling approximately $1.2 million for 2007 from newly acquired television station WTAJ.

Amortization of broadcast rights, excluding barter, was $2.3 million for the three months ended March 31, 2007, compared to $2.1 million for the same period in 2006, an increase of $0.2 million, or 7.9%. The increase was primarily attributed to the commencement of amortization of broadcast rights of approximately $0.2 million for 2007 from newly acquired television station WTAJ.

Amortization of intangible assets was $6.5 million for the three months ended March 31, 2007, compared to $6.1 million for the same period in 2006, an increase of $0.4 million, or 6.8%. The increase was primarily related to the commencement of amortization of intangible assets of approximately $0.4 million for 2007 from newly acquired television station WTAJ.

Depreciation of property and equipment was $5.0 million for the three months ended March 31, 2007, as compared to $4.6 million for the same period in 2006, an increase of $0.4 million, or 7.8%. The increase was primarily attributed to the commencement of depreciation of assets of approximately $0.3 million for 2007 from newly acquired television station WTAJ.

Income from Operations

Income from operations was $6.1 million for both the three months ended March 31, 2007 and 2006. The favorable impact of the increase in net revenue on income from operations for the three months ended March 31, 2007 compared to the same period in 2006 was offset by an increase in operating expenses, particularly in station direct operating expenses, net of trade, selling, general and administrative expenses, depreciation and amortization of intangible assets as described above.

Interest Expense

        Interest expense, including amortization of debt financing costs, was $13.7 million for the three months ended March 31, 2007, compared to $12.2 million for the same period in 2006, an increase of $1.5 million, or 12.1%. The increase in interest expense was primarily attributed to higher interest rates in 2007 under our and Mission’s senior credit facilities and a greater amount of debt outstanding in 2007 under our senior credit facility resulting from the borrowing in connection with our acquisition of WTAJ and WLYH in December 2006.

Income Taxes

Income tax expense was $1.5 million for the three months ended March 31, 2007, compared to $1.3 million for the same period in 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$3,406	$6,050
Net cash used for investing activities	(5,854)	(2,841)
Net cash used for financing activities	(863)	(4,871)

Net decrease in cash and cash equivalents	$(3,311)	$(1,662)

Cash paid for interest	$13,838	$12,640
Cash refunded for income taxes, net	$—	$4

	March 31, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$7,868	$11,179
Long-term debt including current portion	$683,462	$681,135
Unused commitments under senior credit facilities (1)	$59,500	$59,500

(1)	Based on covenant calculations, as of March 31, 2007, all $59.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $2.6 million during the three months ended March 31, 2007 compared to the same period in 2006. The decrease was primarily due to decreases of $1.7 million in cash flows from accounts payable and accrued expenses and $0.7 million in cash flows from accounts receivable.

Cash paid for interest increased by $1.2 million during the three months ended March 31, 2007 compared to the same period in 2006. The increase was due to an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $6.8 million for the three months ended March 31, 2007, compared to $5.6 million for the three months ended March 31, 2006, an increase of $1.2 million due to higher interest rates and a greater amount of debt outstanding in 2007 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $3.0 million during the three months ended March 31, 2007 compared to the same period in 2006. Cash flows from investing activities consist of cash used for capital additions. The increase was due to an increase in purchases of property and equipment.

Capital expenditures were $5.9 million for the three months ended March 31, 2007, compared to $3.0 million for the three months ended March 31, 2006. The increase was primarily attributable to digital conversion expenditures, which was $3.7 million for the three months ended March 31, 2007 compared to $1.2 million for the same period in 2006. We project that 2007 full-year capital expenditures will be approximately $15 million.

Cash Flows – Financing Activities

The comparative net cash used for financing activities decreased by $4.0 million during the three months ended March 31, 2007 compared to the same period in 2006, due to the decrease in repayments during 2007 under our and Mission’s senior secured credit facilities.

During the three months ended March 31, 2007, there were $0.9 million of repayments under our and Mission’s senior secured credit facilities, all of which consisted of scheduled term loan maturities.

During the three months ended March 31, 2006, there were $4.9 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $0.9 million and voluntary repayments of $4.0 million of term loans.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2007, Nexstar and Mission had total combined debt of $683.5 million, which represented 113.3% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2007:

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
		(in thousands)
Nexstar senior credit facility	$199,163	$1,319	$3,516	$3,516	$190,812
Mission senior credit facility	170,109	1,295	3,454	3,454	161,906
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(1)	130,000	—	46,906	—	83,094

	$699,272	$2,614	$53,876	$6,970	$635,812

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

As of March 31, 2007, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2007. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 6 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Requirements for Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. The conversion from broadcasting in the analog format to the digital format is expensive. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station. All of the television stations that we and Mission own and operate are broadcasting at least a low-power digital television signal.

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2007, Mission’s stations WUTR, WTVO, WYOU and KOLR and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF and KTAL are broadcasting with full-power DTV signals. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals. Nexstar and Mission have requested extension of time to begin broadcasting full-power digital television signals for their remaining stations. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for the extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $3.7 million and $1.2 million, respectively, for the three months ended March 31, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 29 stations as of March 31, 2007) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

No Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 51 through 54 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The information presented below updates, and should be read in conjunction with, the critical accounting policies and estimates discussed in our 2006 Annual Report on Form 10-K.

Recent Accounting Pronouncements

        Refer to Note 2 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at March 31, 2007 under the senior credit facilities bear interest at 7.10%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at March 31, 2007 under the senior credit facilities bear interest at 6.60%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of March 31, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
			(in thousands)
Senior credit facilities	$22,336	$24,182	$26,028	$27,875	$29,721

Our 7% senior subordinated notes due 2014 and our 11.375% senior discount notes due 2013 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of March 31, 2007, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of March 31, 2007, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our controls and procedures (i) were effective in recording, processing, summarizing and reporting material information required to be included in our periodic filings under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and (ii) include controls and other procedures designed to ensure that information required to be disclosed in our reports filed with the SEC was accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Dated: May 9, 2007