Form 10-Q
period 2007-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2007-08-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007

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

As of July 31, 2007, the Registrant had outstanding:

14,990,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,827	$11,179
Accounts receivable, net of allowance for doubtful accounts of $1,011 and $1,061, respectively	53,344	48,539
Current portion of broadcast rights	6,607	14,740
Taxes receivable	18	247
Prepaid expenses and other current assets	1,089	2,261
Deferred tax asset	16	4

Total current assets	69,901	76,970

Property and equipment, net	112,386	110,903
Broadcast rights	7,001	9,869
Goodwill	149,408	149,396
FCC licenses	163,795	163,795
Other intangible assets, net	193,330	206,259
Other noncurrent assets	7,159	7,364
Deferred tax asset	666	153

Total assets	$703,646	$724,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$50,391	$3,485
Current portion of broadcast rights payable	6,908	15,099
Accounts payable	9,073	10,040
Accrued expenses	10,766	14,231
Interest payable	6,577	6,657
Deferred revenue	5,825	5,586

Total current liabilities	89,540	55,098

Debt	631,578	677,650
Broadcast rights payable	7,963	10,807
Deferred tax liabilities	41,560	38,697
Deferred revenue	2,730	2,965
Deferred gain on sale of assets	5,586	5,804
Other liabilities	5,793	6,978

Total liabilities	784,750	797,999

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both June 30, 2007 and December 31, 2006	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,990,839 and 14,316,810 at June 30, 2007 and December 31, 2006, respectively	150	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both June 30, 2007 and December 31, 2006	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding none and 662,529 at June 30, 2007 and December 31, 2006, respectively	—	7
Additional paid-in capital	395,130	394,120
Accumulated deficit	(476,518)	(467,694)

Total stockholders’ deficit	(81,104)	(73,290)

Total liabilities and stockholders’ deficit	$703,646	$724,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenue	$68,729	$64,561	$130,783	$124,387

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	18,551	17,705	36,707	35,093
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	21,787	20,748	42,085	41,126
Amortization of broadcast rights	4,756	4,338	10,648	9,566
Amortization of intangible assets	6,467	6,053	12,932	12,106
Depreciation	5,024	4,622	10,012	9,248
Gain on asset exchange	(1,035)	—	(1,035)	—
Loss (gain) on asset disposal, net	(242)	16	(90)	80

Total operating expenses	55,308	53,482	111,259	107,219

Income from operations	13,421	11,079	19,524	17,168
Interest expense, including amortization of debt financing costs	(13,771)	(12,899)	(27,491)	(25,141)
Interest income	145	166	261	283

Loss before income taxes	(205)	(1,654)	(7,706)	(7,690)
Income tax expense	(1,086)	(714)	(2,618)	(1,965)

Net loss	$(1,291)	$(2,368)	$(10,324)	$(9,655)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.08)	$(0.36)	$(0.34)
Weighted average number of common shares outstanding:
Basic and diluted	28,402	28,372	28,397	28,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2007

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2007 (unaudited)	14,316,810	$143	13,411,588	$134	662,529	$7	$394,120	$(467,694)	$(73,290)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	—	—	—	—	1,500	1,500
Stock-based compensation expense	—	—	—	—	—	—	954	—	954
Issuance of common shares related to exercise of stock options	9,000	—	—	—	—	—	56	—	56
Issuance of common shares related to restricted stock award	2,500	—	—	—	—	—	—	—	—
Exchange of Class C common shares for Class A common shares	662,529	7	—	—	(662,529)	(7)	—	—	—
Net loss	—	—	—	—	—	—	—	(10,324)	(10,324)

Balance at June 30, 2007 (unaudited)	14,990,839	$150	13,411,588	$134	—	$—	$395,130	$(476,518)	$(81,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,324)	$(9,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	2,338	1,930
Provision for bad debts	406	308
Depreciation of property and equipment	10,012	9,248
Amortization of intangible assets	12,932	12,106
Amortization of debt financing costs	523	555
Amortization of broadcast rights, excluding barter	4,228	3,983
Payments for broadcast rights	(4,261)	(4,209)
Gain on asset exchange	(1,035)	—
Loss (gain) on asset disposal, net	(90)	80
Deferred gain recognition	(218)	(218)
Amortization of debt discount	6,577	5,891
Stock-based compensation expense	954	884
Changes in operating assets and liabilities:
Accounts receivable	(5,239)	(3,888)
Prepaid expenses and other current assets	1,172	(509)
Taxes receivable	229	—
Other noncurrent assets	(519)	(307)
Accounts payable and accrued expenses	(4,416)	(39)
Taxes payable	—	3
Interest payable	(80)	(54)
Deferred revenue	4	732
Other noncurrent liabilities	315	546

Net cash provided by operating activities	13,508	17,387

Cash flows from investing activities:
Additions to property and equipment	(10,104)	(8,931)
Proceeds from sale of assets	318	503
Down payment on acquisition of station	(387)	—

Net cash used for investing activities	(10,173)	(8,428)

Cash flows from financing activities:
Repayment of long-term debt	(5,743)	(9,743)
Proceeds from issuance of common shares related to exercise of stock options	56	—
Payments for debt financing costs	—	(6)

Net cash used for financing activities	(5,687)	(9,749)

Net decrease in cash and cash equivalents	(2,352)	(790)
Cash and cash equivalents at beginning of period	11,179	13,487

Cash and cash equivalents at end of period	$8,827	$12,697

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$20,473	$18,742

Income taxes, net	$51	$31

Non-cash investing activities:
Equipment acquired from asset exchange	$1,067	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2007, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 49 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

On May 17, 2007, Nexstar announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to, the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of June 30, 2007, the assets of Mission consisted of current assets of $2.6 million (excluding broadcast rights), broadcast rights of $2.9 million, FCC licenses of $28.7 million, goodwill of $16.7 million, other intangible assets of $39.5 million, property and equipment of $20.0 million and other noncurrent assets of $1.0 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2007:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Clear Channel and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $0.9 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. Nexstar received payments from Piedmont under the JSA of $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. Nexstar received payments from Clear Channel under the TBA of $13 thousand for the three months ended June 30, 2007 and $25 thousand for the six months ended June 30, 2007.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS No. 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of its employee stock options.

The Company recognized stock-based compensation expense of $0.5 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At June 30, 2007, there was approximately $5.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.39 years. The total intrinsic value and cash received for stock options exercised during the six months ended June 30, 2007 was $26 thousand and $56 thousand, respectively.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three and six months ended June 30, 2007 and 2006 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	1,009,747	1,871,241	1,080,182	1,884,243

In-the-money stock options excluded as the Company had a net loss during the period	2,563,692	1,080,494	2,516,558	1,047,375

Unvested restricted stock	—	21,813	304	24,591

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 10 for further discussion of the Company’s unrecognized tax benefits.

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

4. Pending Acquisition

On June 27, 2007, Mission entered into a purchase agreement to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market, for $7.7 million in cash from Piedmont Television Holdings LLC. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007. Mission intends to finance the acquisition through borrowings under its senior secured credit facility. The acquisition is expected to close in the fourth quarter of 2007, subject to FCC consent. Upon closing the purchase of KTVE, Mission will enter into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD will provide local news, sales and other non-programming services to KTVE.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$355,878	$(170,980)	$184,898	$355,878	$(159,112)	$196,766
Other definite-lived intangible assets	1-15	20,639	(12,207)	8,432	20,636	(11,143)	9,493

Total intangible assets subject to amortization		$376,517	$(183,187)	$193,330	$376,514	$(170,255)	$206,259

Total amortization expense from definite-lived intangibles was $6.5 million and $6.1 million for the three months ended June 30, 2007 and 2006, respectively, and $12.9 million and $12.1 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of June 30, 2007 is approximately $26 million for the year of 2007 and approximately $25 million for each year for the years of 2008 through 2011.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $313.2 million at both June 30, 2007 and December 31, 2006. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2007, the Company did not identify any events that would trigger an impairment assessment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill for the six months ended June 30, 2007 was as follows:

June 30, 2007
(in thousands)
Beginning balance	$149,396
Adjustment	12

Ending balance	$149,408

The change in goodwill shown above results from an adjustment to the estimated fair value of WTAJ assets which were acquired in 2006.

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Compensation and related taxes	$2,837	$4,348
Sales commissions	1,404	1,389
Employee benefits	1,479	1,327
Property taxes	924	595
Other accruals related to operating expenses	4,122	6,572

	$10,766	$14,231

7. Debt

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Term loans	$330,401	$332,144
Revolving credit facilities	34,000	38,000
7% senior subordinated notes due 2014, net of discount of $2,105 and $2,228	197,895	197,772
11.375% senior discount notes due 2013, net of discount of $10,327 and $16,781	119,673	113,219

	681,969	681,135
Less: current portion	(50,391)	(3,485)

	$631,578	$677,650

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of June 30, 2007 and December 31, 2006, Nexstar had $160.7 million and $161.6 million, respectively, outstanding under its Term Loan B and $34.0 million and $38.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the six months ended June 30, 2007, repayments of Nexstar’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the six months ended June 30, 2007, repayments of Nexstar’s revolving loan totaled $4.0 million.

The total weighted-average interest rate of the Nexstar Facility was 7.02% and 7.33% at June 30, 2007 and December 31, 2006, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of June 30, 2007 and December 31, 2006, Mission had $169.7 million and $170.5 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the six months ended June 30, 2007, repayments of Mission’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 7.11% at both June 30, 2007 and December 31, 2006.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of June 30, 2007, all $63.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) at June 30, 2007, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.00 times the last twelve months operating cash flow at June 30, 2007, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

8. Common Stock

In May 2007, Banc of America Capital Investors L.P. converted 662,529 non-voting shares of Nexstar Class C common stock into an equivalent number of voting shares of Nexstar Class A common stock.

9. Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of June 30, 2007, a total of 885,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three and six months ended June 30, 2007, the Company recognized a gain of $1.0 million from the exchange of this equipment.

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

On June 15, 2007, the Texas Governor signed legislation that provided various technical corrections to the Texas Margin Tax. Based on the changes provided in this newly enacted tax law, the Company adjusted its temporary credit for Texas business loss carryovers to be used as an offset to the Margin Tax and a related deferred tax asset during the second quarter of 2007. The effect of the revision made to the temporary credit increased the Company’s deferred tax assets position resulting in approximately a $0.5 million ($0.02 per basic and diluted share) reduction in the deferred state income tax provision for the three and six months ended June 30, 2007.

At January 1, 2007, the Company had gross unrecognized tax benefits of approximately $4.2 million, which did not materially change as of June 30, 2007. The Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay, but would reduce NOLs subject to a valuation allowance. An immaterial portion of these unrecognized tax benefits is expected to reverse in the third quarter of 2007 upon the expiration of a statute of limitations. Due to the existence of a valuation allowance, only approximately $0.1 million of the total amount of unrecognized tax benefits are expected to decrease the Company’s provision for income taxes, resulting in a positive effect on the Company’s effective tax rate.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2007, Mission’s stations WUTR, WTVO, WYOU and KOLR and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA and WTVW are broadcasting with full-power DTV signals. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals. The FCC has granted Nexstar and Mission an extension of time until November 18, 2007 to begin broadcasting full-power digital television signals for their remaining stations. Nexstar and Mission will be required to request a further extension of time to construct full-power DTV facilities for their stations which do not initiate full-power DTV broadcasts by November 18, 2007. If the FCC denies this further request for the extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. FCC Regulatory Matters—(Continued)

DTV conversion expenditures were $5.2 million and $4.8 million, respectively, for the six months ended June 30, 2007 and 2006. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which includes several public hearings to be held throughout the country, has extended into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

13. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At June 30, 2007, Mission had $169.7 million outstanding under its senior credit facility.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8,827	$—	$8,827
Other current assets	10	6	61,067	(9)	61,074

Total current assets	10	6	69,894	(9)	69,901

Investments in subsidiaries eliminated upon consolidation	12,873	132,659	—	(145,532)	—
Amounts due from parents eliminated upon consolidation	—	—	3,540	(3,540)	—
Property and equipment, net	—	—	112,386	—	112,386
Goodwill	—	—	149,408	—	149,408
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	193,330	—	193,330
Other noncurrent assets	1	1,855	12,982	(12)	14,826

Total assets	$12,884	$134,520	$705,335	$(149,093)	$703,646

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$46,906	$3,485	$—	$50,391
Other current liabilities	—	—	39,159	(10)	39,149

Total current liabilities	—	46,906	42,644	(10)	89,540

Debt	—	72,767	558,811	—	631,578
Amounts due to subsidiary eliminated upon consolidation	1,567	1,973	—	(3,540)	—
Other noncurrent liabilities	—	1	63,643	(12)	63,632

Total liabilities	1,567	121,647	665,098	(3,562)	784,750

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	11,033	12,873	40,237	(145,531)	(81,388)

Total stockholders’ equity (deficit)	11,317	12,873	40,237	(145,531)	(81,104)

Total liabilities and stockholders’ equity (deficit)	$12,884	$134,520	$705,335	$(149,093)	$703,646

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,179	$—	$11,179
Other current assets	40	6	65,785	(40)	65,791

Total current assets	40	6	76,964	(40)	76,970

Investments in subsidiaries eliminated upon consolidation	21,214	134,386	—	(155,600)	—
Amounts due from parents eliminated upon consolidation	—	—	4,550	(4,550)	—
Property and equipment, net	—	—	110,903	—	110,903
Goodwill	—	—	149,396	—	149,396
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	206,259	—	206,259
Other noncurrent assets	1	2,016	15,381	(12)	17,386

Total assets	$21,255	$136,408	$727,248	$(160,202)	$724,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	—	51,654	(41)	51,613

Total current liabilities	—	—	55,139	(41)	55,098

Debt	—	113,219	564,431	—	677,650
Amounts due to subsidiary eliminated upon consolidation	2,577	1,973	—	(4,550)	—
Other noncurrent liabilities	—	2	65,261	(12)	65,251

Total liabilities	2,577	115,194	684,831	(4,603)	797,999

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	18,394	21,214	42,417	(155,599)	(73,574)

Total stockholders’ equity (deficit)	18,678	21,214	42,417	(155,599)	(73,290)

Total liabilities and stockholders’ equity (deficit)	$21,255	$136,408	$727,248	$(160,202)	$724,709

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$68,729	$—	$68,729

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	18,551	—	18,551
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15	—	21,772	—	21,787
Amortization of broadcast rights	—	—	4,756	—	4,756
Amortization of intangible assets	—	—	6,467	—	6,467
Depreciation	—	—	5,024	—	5,024
Gain on asset exchange	—	—	(1,035)	—	(1,035)
Gain on asset disposal, net	—	—	(242)	—	(242)

Total operating expenses	15	—	55,293	—	55,308

Income (loss) from operations	(15)	—	13,436	—	13,421
Interest expense, including amortization of debt financing costs	—	(3,396)	(10,375)	—	(13,771)
Equity in earnings (loss) of subsidiaries	(789)	2,607	—	(1,818)	—
Other income, net	—	—	145	—	145

Income (loss) before income taxes	(804)	(789)	3,206	(1,818)	(205)
Income tax expense	—	—	(1,086)	—	(1,086)

Net income (loss)	$(804)	$(789)	$2,120	$(1,818)	$(1,291)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$130,783	$—	$130,783

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	36,707	—	36,707
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	30	—	42,055	—	42,085
Amortization of broadcast rights	—	—	10,648	—	10,648
Amortization of intangible assets	—	—	12,932	—	12,932
Depreciation	—	—	10,012	—	10,012
Gain on asset exchange	—	—	(1,035)	—	(1,035)
Gain on asset disposal, net	—	—	(90)	—	(90)

Total operating expenses	30	—	111,229	—	111,259

Income (loss) from operations	(30)	—	19,554	—	19,524
Interest expense, including amortization of debt financing costs	—	(6,614)	(20,877)	—	(27,491)
Equity in loss of subsidiaries	(8,341)	(1,727)	—	10,068	—
Other income, net	—	—	261	—	261

Loss before income taxes	(8,371)	(8,341)	(1,062)	10,068	(7,706)
Income tax expense	—	—	(2,618)	—	(2,618)

Net loss	$(8,371)	$(8,341)	$(3,680)	$10,068	$(10,324)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(56)	$—	$13,564	$—	$13,508

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(10,104)	—	(10,104)
Other investing activities	—	—	(69)	—	(69)

Net cash used for investing activities	—	—	(10,173)	—	(10,173)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(5,743)	—	(5,743)
Other financing activities	56	—	—	—	56

Net cash provided by (used for) financing activities	56	—	(5,743)	—	(5,687)

Net decrease in cash and cash equivalents	—	—	(2,352)	—	(2,352)

Cash and cash equivalents at beginning of period	—	—	11,179	—	11,179

Cash and cash equivalents at end of period	$—	$—	$8,827	$—	$8,827

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,042	$1,785	$—	$—	$8,827
Due from Mission	—	18,562	—	—	(18,562)	—
Other current assets	10	58,666	2,434	6	(42)	61,074

Total current assets	10	84,270	4,219	6	(18,604)	69,901
Investments in subsidiaries eliminated upon consolidation	12,873	—	—	132,659	(145,532)	—
Amounts due from parents eliminated upon consolidation	—	3,540	—	—	(3,540)	—
Property and equipment, net	—	92,367	20,034	—	(15)	112,386
Goodwill	—	132,757	16,651	—	—	149,408
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	153,827	39,503	—	—	193,330
Other noncurrent assets	1	10,677	2,305	1,855	(12)	14,826

Total assets	$12,884	$612,497	$111,448	$134,520	$(167,703)	$703,646

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$46,906	$—	$50,391
Due to Nexstar Broadcasting	—	—	18,562	—	(18,562)	—
Other current liabilities	—	35,639	3,553	—	(43)	39,149

Total current liabilities	—	37,397	23,842	46,906	(18,605)	89,540

Debt	—	390,860	167,951	72,767	—	631,578
Amounts due to subsidiary eliminated upon consolidation	1,567	—	—	1,973	(3,540)	—
Other noncurrent liabilities	—	51,581	12,062	1	(12)	63,632

Total liabilities	1,567	479,838	203,855	121,647	(22,157)	784,750

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	11,033	132,659	(92,407)	12,873	(145,546)	(81,388)

Total stockholders’ equity (deficit)	11,317	132,659	(92,407)	12,873	(145,546)	(81,104)

Total liabilities and stockholders’ equity (deficit)	$12,884	$612,497	$111,448	$134,520	$(167,703)	$703,646

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,602	$3,577	$—	$—	$11,179
Due from Mission	—	20,167	—	—	(20,167)	—
Other current assets	40	62,100	3,685	6	(40)	65,791

Total current assets	40	89,869	7,262	6	(20,207)	76,970
Investments in subsidiaries eliminated upon consolidation	21,214	—	—	134,386	(155,600)	—
Amounts due from parents eliminated upon consolidation	—	4,550	—	—	(4,550)	—
Property and equipment, net	—	90,505	20,420	—	(22)	110,903
Goodwill	—	132,745	16,651	—	—	149,396
FCC licenses	—	135,059	28,736	—	—	163,795
Intangible assets, net	—	164,058	42,201	—	—	206,259
Other noncurrent assets	1	12,925	2,456	2,016	(12)	17,386

Total assets	$21,255	$629,711	$117,726	$136,408	$(180,391)	$724,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	20,167	—	(20,167)	—
Other current liabilities	—	46,262	5,392	—	(41)	51,613

Total current liabilities	—	48,020	27,286	—	(20,208)	55,098

Debt	—	395,617	168,814	113,219	—	677,650
Amounts due to subsidiary eliminated upon consolidation	2,577	—	—	1,973	(4,550)	—
Other noncurrent liabilities	—	51,688	13,573	2	(12)	65,251

Total liabilities	2,577	495,325	209,673	115,194	(24,770)	797,999

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	18,394	134,386	(91,947)	21,214	(155,621)	(73,574)

Total stockholders’ equity (deficit)	18,678	134,386	(91,947)	21,214	(155,621)	(73,290)

Total liabilities and stockholders’ equity (deficit)	$21,255	$629,711	$117,726	$136,408	$(180,391)	$724,709

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$67,070	$1,659	$—	$—	$68,729
Revenue between consolidated entities	—	1,965	7,974	—	(9,939)	—

Net revenue	—	69,035	9,633	—	(9,939)	68,729

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,259	1,292	—	—	18,551
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15	21,137	635	—	—	21,787
Local service agreement fees between consolidated entities	—	7,974	1,965	—	(9,939)	—
Amortization of broadcast rights	—	3,823	933	—	—	4,756
Amortization of intangible assets	—	5,118	1,349	—	—	6,467
Depreciation	—	4,201	827	—	(4)	5,024
Gain on asset exchange	—	(1,035)	—	—	—	(1,035)
Loss (gain) on asset disposal, net	—	(246)	4	—	—	(242)

Total operating expenses	15	58,231	7,005	—	(9,943)	55,308

Income (loss) from operations	(15)	10,804	2,628	—	4	13,421
Interest expense, including amortization of debt financing costs	—	(7,297)	(3,078)	(3,396)	—	(13,771)
Equity in earnings (loss) of subsidiaries	(789)	—	—	2,607	(1,818)	—
Other income, net	—	127	18	—	—	145

Income (loss) before income taxes	(804)	3,634	(432)	(789)	(1,814)	(205)
Income tax expense	—	(1,027)	(59)	—	—	(1,086)

Net income (loss)	$(804)	$2,607	$(491)	$(789)	$(1,814)	$(1,291)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$63,182	$1,379	$—	$—	$64,561
Revenue between consolidated entities	—	1,950	7,808	—	(9,758)	—

Net revenue	—	65,132	9,187	—	(9,758)	64,561

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,540	1,165	—	—	17,705
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	33	20,126	589	—	—	20,748
Local service agreement fees between consolidated entities	—	7,808	1,950	—	(9,758)	—
Amortization of broadcast rights	—	3,470	868	—	—	4,338
Amortization of intangible assets	—	4,704	1,349	—	—	6,053
Depreciation	—	3,753	873	—	(4)	4,622
Loss on asset disposal, net	—	16	—	—	—	16

Total operating expenses	33	56,417	6,794	—	(9,762)	53,482

Income (loss) from operations	(33)	8,715	2,393	—	4	11,079
Interest expense, including amortization of debt financing costs	—	(6,767)	(3,083)	(3,049)	—	(12,899)
Equity in earnings (loss) of subsidiaries	(1,446)	—	—	1,603	(157)	—
Other income, net	—	154	12	—	—	166

Income (loss) before income taxes	(1,479)	2,102	(678)	(1,446)	(153)	(1,654)
Income tax expense	—	(499)	(215)	—	—	(714)

Net income (loss)	$(1,479)	$1,603	$(893)	$(1,446)	$(153)	$(2,368)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$127,457	$3,326	$—	$—	$130,783
Revenue between consolidated entities	—	3,930	15,146	—	(19,076)	—

Net revenue	—	131,387	18,472	—	(19,076)	130,783

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	34,191	2,516	—	—	36,707
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	30	40,892	1,163	—	—	42,085
Local service agreement fees between consolidated entities	—	15,146	3,930	—	(19,076)	—
Amortization of broadcast rights	—	8,765	1,883	—	—	10,648
Amortization of intangible assets	—	10,234	2,698	—	—	12,932
Depreciation	—	8,356	1,663	—	(7)	10,012
Gain on asset exchange	—	(1,035)	—	—	—	(1,035)
Loss (gain) on asset disposal, net	—	(95)	5	—	—	(90)

Total operating expenses	30	116,454	13,858	—	(19,083)	111,259

Income (loss) from operations	(30)	14,933	4,614	—	7	19,524
Interest expense, including amortization of debt financing costs	—	(14,673)	(6,204)	(6,614)	—	(27,491)
Equity in loss of subsidiaries	(8,341)	—	—	(1,727)	10,068	—
Other income, net	—	223	38	—	—	261

Loss before income taxes	(8,371)	483	(1,552)	(8,341)	10,075	(7,706)
Income tax expense	—	(2,210)	(408)	—	—	(2,618)

Net loss	$(8,371)	$(1,727)	$(1,960)	$(8,341)	$10,075	$(10,324)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$121,639	$2,748	$—	$—	$124,387
Revenue between consolidated entities	—	3,900	14,784	—	(18,684)	—

Net revenue	—	125,539	17,532	—	(18,684)	124,387

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	32,789	2,304	—	—	35,093
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	68	39,968	1,090	—	—	41,126
Local service agreement fees between consolidated entities	—	14,784	3,900	—	(18,684)	—
Amortization of broadcast rights	—	7,753	1,813	—	—	9,566
Amortization of intangible assets	—	9,408	2,698	—	—	12,106
Depreciation	—	7,601	1,654	—	(7)	9,248
Loss on asset disposal, net	—	73	7	—	—	80

Total operating expenses	68	112,376	13,466	—	(18,691)	107,219

Income (loss) from operations	(68)	13,163	4,066	—	7	17,168
Interest expense, including amortization of debt financing costs	—	(13,332)	(5,872)	(5,937)	—	(25,141)
Equity in loss of subsidiaries	(7,261)	—	—	(1,324)	8,585	—
Other income, net	—	258	25	—	—	283

Income (loss) before income taxes	(7,329)	89	(1,781)	(7,261)	8,592	(7,690)
Income tax expense	—	(1,413)	(552)	—	—	(1,965)

Net loss	$(7,329)	$(1,324)	$(2,333)	$(7,261)	$8,592	$(9,655)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(56)	$12,825	$739	$—	$—	$13,508

Cash flows from investing activities:
Additions to property and equipment, net	—	(8,820)	(1,284)	—	—	(10,104)
Other investing activities	—	315	(384)	—	—	(69)

Net cash used for investing activities	—	(8,505)	(1,668)	—	—	(10,173)

Cash flows from financing activities:
Repayment of long-term debt	—	(4,880)	(863)	—	—	(5,743)
Other financing activities	56	—	—	—	—	56

Net cash provided by (used for) financing activities	56	(4,880)	(863)	—	—	(5,687)

Net decrease in cash and cash equivalents	—	(560)	(1,792)	—	—	(2,352)

Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$7,042	$1,785	$—	$—	$8,827

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of June 30, 2007, unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, unaudited condensed statement of changes in stockholders’ deficit for the six months ended June 30, 2007, unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Second Quarter 2007 Highlights

•

Net revenue increased 6.5% during the second quarter of 2007 compared to the same period in 2006, primarily from the increase in local advertising revenue and retransmission compensation. Gross local advertising revenue increased 5.1% during the second quarter of 2007 due in large part to our newly acquired television station WTAJ as discussed below. Total revenue from the retransmission consent agreements was approximately $4.2 million for the three months ended June 30, 2007 (which included approximately $2.9 million of retransmission compensation and approximately $1.3 million of advertising revenue generated from the retransmission consent agreements), compared to $3.2 million for the three months ended June 30, 2006 (which included approximately $2.0 million of retransmission compensation and approximately $1.2 million of advertising revenue generated from the retransmission consent agreements).

•

On June 29, 2007, we and Mission in total made repayments of $4.9 million under the senior secured credit facilities, of which $4.0 million was a repayment of Nexstar’s revolving loans and $0.9 million were scheduled term loan maturities.

•

On December 29, 2006, we completed our acquisition of WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania. The financial results for WTAJ and WLYH are included in three and six months ended June 30, 2007, but not in the corresponding periods of 2006.

Overview of Operations

We owned and operated 32 television stations as of June 30, 2007. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of June 30, 2007. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of June 30, 2007 with Mission:

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

Our net revenue increased 5.1% to $130.8 million for the six months ended June 30, 2007, compared to $124.4 million for the six months ended June 30, 2006 primarily due the inclusion of approximately $5.5 million from our newly acquired television station WTAJ. This increase was partially offset by the loss of advertising revenue generated during the coverage of the Olympic Games in 2006 and a decrease in political advertising revenue in 2007 due to the decline in the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political advertising revenue was $1.7 million for the six months ended June 30, 2007, a significant decrease from the $4.1 million for the six months ended June 30, 2006. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. Since 2006 was an election year, a significant percentage of the Company’s revenue growth in 2006 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2007 is a non-election year, we expect nominal political advertising revenue to be reported in 2007 in relation to the amount of political advertising reported in 2006.

Automotive-related advertising, our largest advertising category, represented approximately 22.6% and 23.8% of our core local and national advertising revenue for the six months ended June 30, 2007 and 2006, respectively. Our automotive-related advertising decreased approximately 4.0% for the six months ended June 30, 2007 as compared to the same period in 2006. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last two years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

Recent Developments

On June 27, 2007, Mission entered into a purchase agreement to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market, for $7.7 million in cash from Piedmont Television Holdings LLC. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007. Mission intends to finance the acquisition through borrowings under its senior secured credit facility. The acquisition is expected to close in the fourth quarter of 2007, subject to FCC consent. Upon closing the purchase of KTVE, Mission will enter into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD will provide local news, sales and other non-programming services to KTVE.

On May 17, 2007, Nexstar announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to, the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$46,026	63.6	$42,928	62.8	$87,623	64.1	$82,137	62.8
National	19,325	26.7	19,241	28.2	36,675	26.8	36,672	28.1
Political	1,229	1.7	2,198	3.2	1,670	1.2	4,060	3.1
Retransmission compensation	2,922	4.0	2,047	3.0	5,548	4.1	4,053	3.1
Network compensation	1,097	1.5	1,039	1.5	2,322	1.7	2,088	1.6
Other	1,786	2.5	872	1.3	2,918	2.1	1,726	1.3

Total gross revenue	72,385	100.0	68,325	100.0	136,756	100.0	130,736	100.0
Less: Agency commissions	8,330	11.5	8,096	11.8	15,617	11.4	15,386	11.8

Net broadcast revenue	64,055	88.5	60,229	88.2	121,139	88.6	115,350	88.2
Trade and barter revenue	4,674		4,332		9,644		9,037

Net revenue	$68,729		$64,561		$130,783		$124,387

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$68,729	100.0	$64,561	100.0	$130,783	100.0	$124,387	100.0
Operating expenses:
Corporate expenses	3,175	4.6	3,752	5.8	6,221	4.8	6,969	5.6
Station direct operating expenses, net of trade	16,915	24.6	15,884	24.6	33,763	25.8	31,674	25.5
Selling, general and administrative expenses	18,612	27.1	16,996	26.3	35,864	27.4	34,157	27.5
Gain on asset exchange	(1,035)	(1.5)	—	—	(1,035)	(0.8)	—	—
Loss (gain) on asset disposal, net	(242)	(0.4)	16	—	(90)	(0.1)	80	0.1
Trade and barter expense	4,426	6.4	4,272	6.6	9,364	7.2	9,002	7.2
Depreciation and amortization	11,491	16.7	10,675	16.5	22,944	17.5	21,354	17.2
Amortization of broadcast rights, excluding barter	1,966	2.9	1,887	2.9	4,228	3.2	3,983	3.2

Income from operations	$13,421		$11,079		$19,524		$17,168

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Revenue

Gross local advertising revenue was $46.0 million for the three months ended June 30, 2007, compared to $42.9 million for the same period in 2006, an increase of $3.1 million, or 7.2%. Gross national advertising revenue was $19.3 million for the three months ended June 30, 2007, compared to $19.2 million for the same period in 2006, an increase of $0.1 million, or 0.4%. The combined net increase in gross local and national advertising revenue of $3.2 million was primarily the result of (1) the inclusion of local and national advertising revenue of approximately $2.5 million for 2007 from newly acquired television station WTAJ and (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $0.1 million compared to the same period in 2006. Advertising revenue from the Telecommunications, and Entertainment business categories, which increased by approximately $0.7 million and $0.2 million during the second quarter of 2007 compared to the prior year, respectively, were offset by declines in advertising revenue from the Fast Foods/Restaurants, Automotive and Department and Retail Stores business categories, which decreased by approximately $0.5 million, $0.4 million and $0.3 million during the second quarter of 2007 compared to the prior year, respectively.

Gross political advertising revenue was $1.2 million for the three months ended June 30, 2007, compared to $2.2 million for the same period in 2006, a decrease of $1.0 million, or 44.1%. The decrease in gross political revenue was attributed to statewide and/or local races (primarily in New York, Pennsylvania, Illinois, Texas and Arkansas) that occurred during the three months ended June 30, 2006 as compared to nominal political advertising during the three months ended June 30, 2007.

Retransmission compensation was $2.9 million for the three months ended June 30, 2007, compared to $2.0 million for the same period in 2006, an increase of $0.9 million, or 42.7%. The increase in retransmission compensation was primarily the result of (1) a few additional markets under retransmission consent agreements in 2007, (2) annual rate increases in 2007 for certain retransmission consent agreements and (3) additional subscriber base for certain content distributors in 2007 compared to 2006.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.2 million for the three months ended June 30, 2007, compared to $3.8 million for the three months ended June 30, 2006, a decrease of $0.6 million, or 15.4%. The decrease during the three months ended June 30, 2007 was primarily attributed to approximately $0.4 million less incentive compensation recognized in 2007 than in 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.5 million for the three months ended June 30, 2007, compared to $32.9 million for the same period in 2006, an increase of $2.6 million, or 8.1%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended June 30, 2007 was primarily attributed to (1) the inclusion of such expenses totaling approximately $1.3 million for 2007 from newly acquired television station WTAJ, (2) additional payroll costs incurred in 2007 mainly as a result of annual merit increases and costs associated with a new department created to develop web-based revenue, and (3) an increase in the amount of healthcare-related claims incurred during 2007.

Amortization of broadcast rights, excluding barter, was $2.0 million for the three months ended June 30, 2007, compared to $1.9 million for the same period in 2006, an increase of $0.1 million, or 4.2%. The increase was primarily attributed to the amortization of broadcast rights of approximately $0.1 million for 2007 from newly acquired television station WTAJ.

Amortization of intangible assets was $6.5 million for the three months ended June 30, 2007, compared to $6.1 million for the same period in 2006, an increase of $0.4 million, or 6.8%. The increase was primarily related to the amortization of intangible assets of approximately $0.5 million for 2007 from newly acquired television station WTAJ.

Depreciation of property and equipment was $5.0 million for the three months ended June 30, 2007, compared to $4.6 million for the same period in 2006, an increase of $0.4 million, or 8.7%. The increase was primarily attributed to the depreciation of assets of approximately $0.4 million for 2007 from newly acquired television station WTAJ.

For the three months ended June 30, 2007, we recognized a gain of $1.0 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the second quarter of 2007.

Income from Operations

Income from operations was $13.4 million for the three months ended June 30, 2007, compared to $11.1 million for the same period in 2006, an increase of $2.3 million, or 21.1%. The increase was primarily the result of the increase in net revenue and gain on asset exchange for the three months ended June 30, 2007 compared to the same period in 2006, partially offset by an increase in operating expenses, particularly in station direct operating expenses, net of trade, and selling, general and administrative expenses, depreciation and amortization of intangible assets as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $13.8 million for the three months ended June 30, 2007, compared to $12.9 million for the same period in 2006, an increase of $0.9 million, or 6.8%. The increase in interest expense was primarily attributed to higher interest rates in 2007 under our and Mission’s senior credit facilities and a greater amount of debt outstanding in 2007 under our senior credit facility resulting from the borrowing in connection with our acquisition of WTAJ and WLYH in December 2006.

Income Taxes

Income tax expense was $1.1 million for the three months ended June 30, 2007, compared to $0.7 million for the same period in 2006, an increase of $0.4 million, or 52.1%. The increase was primarily due to (1) a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the Texas Margin Tax recorded in the second quarter of 2006, (2) a provision for current state income tax of $0.1 million in the second quarter of 2007 related to the Texas Margin Tax and 3) $0.2 million of income tax expense in the second quarter of 2007 related to the increase in deferred tax liabilities in 2007 associated with our newly acquired television station WTAJ. These increases were partially offset by a $0.5 million reduction in our deferred state income tax provision in the second quarter of 2007 resulting from the enactment of recent legislation revising the Texas Margin Tax and its computation of the temporary credit for Texas business loss carryovers. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Revenue

Gross local advertising revenue was $87.6 million for the six months ended June 30, 2007, compared to $82.1 million for the same period in 2006, an increase of $5.5 million, or 6.7%. Gross national advertising revenue was $36.7 million for both the six months ended June 30, 2007 and 2006. The increase in gross local advertising revenue of $5.5 million was primarily the result of (1) the inclusion of local advertising revenue of approximately $3.9 million for 2007 from newly acquired television station WTAJ and (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $0.5 million compared to the same period in 2006. Advertising revenue from the Telecommunications and Furniture business categories, which increased by approximately $1.0 million and $0.2 million during the first six months of 2007 compared to the prior year, respectively, were offset by declines in advertising revenue from the Automotive, Fast Foods/Restaurants, Insurance and Department and Retail Stores business categories, which decreased by approximately $1.2 million, $0.4 million, $0.4 million and $0.4 million during the first six months of 2007 compared to the prior year, respectively.

Gross political advertising revenue was $1.7 million for the six months ended June 30, 2007, compared to $4.1 million for the same period in 2006, a decrease of $2.4 million, or 58.9%. The decrease in gross political revenue was attributed to statewide and/or local races (primarily in New York, Pennsylvania, Illinois, Texas and Arkansas) that occurred during the six months ended June 30, 2006 as compared to nominal political advertising during the six months ended June 30, 2007.

Retransmission compensation was $5.5 million for the six months ended June 30, 2007, compared to $4.1 million for the same period in 2006, an increase of $1.4 million, or 36.9%. The increase in retransmission compensation was primarily the result of (1) a few additional markets under retransmission consent agreements in 2007, (2) annual rate increases in 2007 for certain retransmission consent agreements and (3) additional subscriber base for certain content distributors in 2007 compared to 2006.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $6.2 million for the six months ended June 30, 2007, compared to $7.0 million for the six months ended June 30, 2006, a decrease of $0.8 million, or 10.7%. The decrease during the six months ended June 30, 2007 was primarily attributed to approximately $0.6 million less incentive compensation recognized in 2007 than in 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $69.6 million for the six months ended June 30, 2007, compared to $65.8 million for the same period in 2006, an increase of $3.8 million, or 5.8%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the six months ended June 30, 2007 was primarily attributed to the inclusion of such expenses totaling approximately $2.6 million for 2007 from newly acquired television station WTAJ and additional payroll costs incurred in 2007 mainly as a result of annual merit increases and costs associated with a new department created to develop web-based revenue.

Amortization of broadcast rights, excluding barter, was $4.2 million for the six months ended June 30, 2007, compared to $4.0 million for the same period in 2006, an increase of $0.2 million, or 6.2%. The increase was primarily attributed to the amortization of broadcast rights of approximately $0.3 million for 2007 from newly acquired television station WTAJ.

Amortization of intangible assets was $12.9 million for the six months ended June 30, 2007, compared to $12.1 million for the same period in 2006, an increase of $0.8 million, or 6.8%. The increase was primarily related to the amortization of intangible assets of approximately $0.9 million for 2007 from newly acquired television station WTAJ.

Depreciation of property and equipment was $10.0 million for the six months ended June 30, 2007, compared to $9.2 million for the same period in 2006, an increase of $0.8 million, or 8.3%. The increase was primarily attributed to the depreciation of assets of approximately $0.8 million for 2007 from newly acquired television station WTAJ.

For the six months ended June 30, 2007, we recognized a gain of $1.0 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the second quarter of 2007.

Income from Operations

Income from operations was $19.5 million for the six months ended June 30, 2007, compared to $17.2 million for the same period in 2006, an increase of $2.3 million, or 13.7%. The increase was primarily the result of the increase in net revenue and gain on asset exchange for the six months ended June 30, 2007 compared to the same period in 2006, partially offset by an increase in operating expenses, particularly in station direct operating expenses, net of trade, and selling, general and administrative expenses, depreciation and amortization of intangible assets as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $27.5 million for the six months ended June 30, 2007, compared to $25.1 million for the same period in 2006, an increase of $2.4 million, or 9.4%. The increase in interest expense was primarily attributed to higher interest rates in 2007 under our and Mission’s senior credit facilities and a greater amount of debt outstanding in 2007 under our senior credit facility resulting from the borrowing in connection with our acquisition of WTAJ and WLYH in December 2006.

Income Taxes

Income tax expense was $2.6 million for the six months ended June 30, 2007, compared to $2.0 million for the same period in 2006, an increase of $0.6 million, or 33.2%. The increase was primarily due to (1) a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the Texas Margin Tax recorded in the second quarter of 2006, (2) a provision for current state income tax of $0.2 million for the six months ended June 30, 2007 related to the Texas Margin Tax and (3) $0.4 million of income tax expense for the six months ended June 30, 2007 related to the increase in deferred tax liabilities in 2007 associated with our newly acquired television station WTAJ. These increases were partially offset by a $0.5 million reduction in our deferred state income tax provision for the six months ended June 30, 2007 resulting from the enactment of recent legislation revising the Texas Margin Tax and its computation of the temporary credit for Texas business loss carryovers. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

On May 17, 2007, Nexstar announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to, the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$13,508	$17,387
Net cash used for investing activities	(10,173)	(8,428)
Net cash used for financing activities	(5,687)	(9,749)

Net decrease in cash and cash equivalents	$(2,352)	$(790)

Cash paid for interest	$20,473	$18,742
Cash paid for income taxes, net	$51	$31

	June 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$8,827	$11,179
Long-term debt including current portion	$681,969	$681,135
Unused commitments under senior credit facilities (1)	$63,500	$59,500

(1)	Based on covenant calculations, as of June 30, 2007, all $63.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $3.9 million during the six months ended June 30, 2007 compared to the same period in 2006. The decrease was primarily due to a decrease of $4.4 million resulting from the timing of payments for accounts payable and accrued expenses and a decrease of $1.4 million resulting from the timing of collections of accounts receivable, partially offset by an increase of $1.7 million in cash flows from prepaid expenses and other current assets.

Cash paid for interest increased by $1.7 million during the six months ended June 30, 2007 compared to the same period in 2006. The increase was due to an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $13.5 million for the six months ended June 30, 2007, compared to $11.7 million for the six months ended June 30, 2006, an increase of $1.8 million due to higher interest rates and a greater amount of debt outstanding in 2007 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $1.7 million during the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to increases in purchases of property and equipment and acquisition-related payments.

Capital expenditures were $10.1 million for the six months ended June 30, 2007, compared to $8.9 million for the six months ended June 30, 2006. The increase was primarily attributable to digital conversion expenditures, which was $5.2 million for the six months ended June 30, 2007 compared to $4.8 million for the same period in 2006. We project that 2007 full-year capital expenditures will be approximately $15 million.

Acquisition-related payments for the six months ended June 30, 2007 consisted of the initial payment of $0.4 million, exclusive of transaction costs, for Mission’s acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash used for financing activities decreased by $4.1 million during the six months ended June 30, 2007 compared to the same period in 2006, due to the decrease in repayments during 2007 under our and Mission’s senior secured credit facilities.

During the six months ended June 30, 2007, there were $5.7 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $1.7 million and a repayment of $4.0 million of Nexstar’s revolving loans.

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

Future Sources of Financing and Debt Service Requirements

As of June 30, 2007, Nexstar and Mission had total combined debt of $682.0 million, which represented 113.5% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2007:

	Total	Remainder of 2007	2008- 2009	2010- 2011	Thereafter
		(in thousands)
Nexstar senior credit facility	$194,723	$879	$3,516	$3,516	$186,812
Mission senior credit facility	169,678	864	3,454	3,454	161,906
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013(1)	130,000	—	46,906	—	83,094

	$694,401	$1,743	$53,876	$6,970	$631,812

On April 1, 2008, Nexstar is required to redeem a principal amount of 11.375% senior discount notes (“11.375% Notes”) outstanding sufficient to ensure that the 11.375% Notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. Nexstar anticipates this principal payment to be approximately $46.9 million and expects to fund the payment with cash generated from operations and from borrowings under its senior secured credit facility.

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

As of June 30, 2007, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2007. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 7 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2007, Mission’s stations WUTR, WTVO, WYOU and KOLR and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA and WTVW are broadcasting with full-power DTV signals. Nexstar’s and Mission’s remaining stations are broadcasting low-power DTV signals. The FCC has granted Nexstar and Mission an extension of time until November 18, 2007 to begin broadcasting full-power digital television signals for their remaining stations. Nexstar and Mission will be required to request a further extension of time to construct full-power DTV facilities for their stations which do not initiate full-power DTV broadcasts by November 18, 2007. If the FCC denies this further request for the extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $5.2 million and $4.8 million, respectively, for the six months ended June 30, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 27 stations as of June 30, 2007) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Cash Requirements for Pending Acquisition

On June 27, 2007, Mission entered into a purchase agreement to acquire substantially all of the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado Arkansas market for $7.7 million in cash. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007. Mission intends to finance this acquisition through borrowings under its senior secured credit facility.

No Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets”.

These transactions are recorded at the estimated fair market value of the equipment received. We derive our estimate of fair market value from quoted prices obtained from manufacturers and vendors for the specific equipment we acquire. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) and other recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

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

All term loan borrowings at June 30, 2007 under the senior credit facilities bear interest at 7.11%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at June 30, 2007 under the senior credit facilities bear interest at 6.61%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
			(in thousands)
Senior credit facilities	$22,095	$23,917	$25,739	$27,561	$29,383

Our 7% senior subordinated notes due 2014 and our 11.375% senior discount notes due 2013 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of June 30, 2007, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of June 30, 2007, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Nexstar Broadcasting Group, Inc. held its 2007 Annual Meeting of Stockholders on May 30, 2007. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1 – The election of ten members to the Board of Directors to serve as directors until the next meeting of stockholders.

Nominees:	For:	Withheld:	Abstain:
Perry A. Sook	144,318,436	1,068,860	0
Blake R. Battaglia	144,318,692	1,068,604	0
Erik Brooks	144,318,692	1,068,604	0
Jay M. Grossman	143,937,264	1,450,032	0
Brent Stone	144,318,479	1,068,817	0
Royce Yudkoff	143,937,264	1,450,032	0
Geoff Armstrong	145,237,286	150,010	0
Michael Donovan	141,759,310	3,627,986	0
I. Martin Pompadur	145,237,073	150,223	0
Lisbeth McNabb	145,237,073	150,223	0

Proposal 2 – The ratification of the selection of PricewaterhouseCoopers LLP as Nexstar Broadcasting Group, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For:	Against:	Abstain:
145,361,526	25,170	600

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
2.1	Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC.*

10.1	Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc.*

10.2	Addendum to Employment Agreement, dated as of July 2, 2007, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: August 8, 2007