Form 10-Q
period 2007-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2007-11-07
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

As of October 31, 2007, the Registrant had outstanding:

14,990,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,909	$11,179
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $1,061, respectively	53,362	48,539
Current portion of broadcast rights	18,279	14,740
Taxes receivable	7	247
Prepaid expenses and other current assets	2,453	2,261
Deferred tax asset	16	4

Total current assets	80,026	76,970
Property and equipment, net	111,464	110,903
Broadcast rights	9,240	9,869
Goodwill	151,426	149,396
FCC licenses	163,795	163,795
Other intangible assets, net	184,882	206,259
Other noncurrent assets	6,808	7,364
Deferred tax asset	662	153

Total assets	$708,303	$724,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$50,391	$3,485
Current portion of broadcast rights payable	18,569	15,099
Accounts payable	7,540	10,040
Accrued expenses	12,719	14,231
Interest payable	3,140	6,657
Deferred revenue	6,565	5,586

Total current liabilities	98,924	55,098
Debt	629,087	677,650
Broadcast rights payable	10,755	10,807
Deferred tax liabilities	43,052	38,697
Deferred revenue	2,521	2,965
Deferred gain on sale of assets	5,477	5,804
Other liabilities	5,963	6,978

Total liabilities	795,779	797,999

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both September 30, 2007 and December 31, 2006	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 14,990,839 and 14,316,810 at September 30, 2007 and December 31, 2006, respectively	150	143
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both September 30, 2007 and December 31, 2006	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding none and 662,529 at September 30, 2007 and December 31, 2006, respectively	—	7
Additional paid-in capital	395,602	394,120
Accumulated deficit	(483,362)	(467,694)

Total stockholders’ deficit	(87,476)	(73,290)

Total liabilities and stockholders’ deficit	$708,303	$724,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenue	$64,463	$63,588	$195,246	$187,975

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	18,202	17,738	54,909	52,831
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	21,569	20,380	63,654	61,506
Amortization of broadcast rights	5,526	4,821	16,174	14,387
Amortization of intangible assets	6,377	6,017	19,309	18,123
Depreciation	5,011	4,400	15,023	13,648
Gain on asset exchange	(500)	—	(1,535)	—
Loss (gain) on asset disposal, net	(47)	423	(137)	503

Total operating expenses	56,138	53,779	167,397	160,998

Income from operations	8,325	9,809	27,849	26,977
Interest expense, including amortization of debt financing costs	(13,787)	(13,189)	(41,278)	(38,330)
Interest income	125	172	386	455

Loss before income taxes	(5,337)	(3,208)	(13,043)	(10,898)
Income tax expense	(1,507)	(733)	(4,125)	(2,698)

Net loss	$(6,844)	$(3,941)	$(17,168)	$(13,596)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.14)	$(0.60)	$(0.48)
Weighted average number of common shares outstanding:
Basic and diluted	28,402	28,379	28,399	28,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2007

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2007 (unaudited)	14,316,810	$143	13,411,588	$134	662,529	$7	$394,120	$(467,694)	$(73,290)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	—	—	—	—	1,500	1,500
Stock-based compensation expense	—	—	—	—	—	—	1,414	—	1,414
Issuance of common shares related to exercise of stock options	9,000	—	—	—	—	—	56	—	56
Issuance of common shares related to restricted stock award	2,500	—	—	—	—	—	12	—	12
Exchange of Class C common shares for Class A common shares	662,529	7	—	—	(662,529)	(7)	—	—	—
Net loss	—	—	—	—	—	—	—	(17,168)	(17,168)

Balance at September 30, 2007 (unaudited)	14,990,839	$150	13,411,588	$134	—	$—	$395,602	$(483,362)	$(87,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,168)	$(13,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,834	3,163
Provision for bad debts	790	532
Depreciation of property and equipment	15,023	13,648
Amortization of intangible assets	19,309	18,123
Amortization of debt financing costs	803	830
Amortization of broadcast rights, excluding barter	6,822	6,065
Payments for broadcast rights	(6,314)	(6,109)
Gain on asset exchange	(1,535)	—
Loss (gain) on asset disposal, net	(137)	503
Deferred gain recognition	(327)	(327)
Amortization of debt discount	9,957	8,918
Stock-based compensation expense including restricted stock award	1,426	1,353
Changes in operating assets and liabilities:
Accounts receivable	(5,641)	(2,723)
Prepaid expenses and other current assets	(138)	(692)
Taxes receivable	240	(247)
Other noncurrent assets	(463)	(412)
Accounts payable and accrued expenses	(3,996)	1,304
Taxes payable	—	(249)
Interest payable	(3,517)	(3,490)
Deferred revenue	535	3,064
Other noncurrent liabilities	485	750

Net cash provided by operating activities	19,988	30,408

Cash flows from investing activities:
Additions to property and equipment	(13,636)	(16,741)
Proceeds from sale of assets	323	563
Down payment on acquisition of station	(387)	—

Net cash used for investing activities	(13,700)	(16,178)

Cash flows from financing activities:
Repayment of long-term debt	(11,614)	(14,614)
Proceeds from issuance of common shares related to exercise of stock options	56	—
Payments for debt financing costs	—	(6)

Net cash used for financing activities	(11,558)	(14,620)

Net decrease in cash and cash equivalents	(5,270)	(390)
Cash and cash equivalents at beginning of period	11,179	13,487

Cash and cash equivalents at end of period	$5,909	$13,097

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$34,038	$32,061

Income taxes, net	$51	$31

Non-cash investing activities:
Equipment acquired from asset exchange	$1,584	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2007, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 49 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. As of September 30, 2007, the assets of Mission consisted of current assets of $3.5 million (excluding broadcast rights), broadcast rights of $6.3 million, FCC licenses of $28.7 million, goodwill of $17.1 million, other intangible assets of $37.7 million, property and equipment of $19.7 million and other noncurrent assets of $1.0 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 14 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2007:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Clear Channel and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $0.7 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $2.3 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively. Nexstar received payments from Piedmont under the JSA of $0.3 million for both the three months ended September 30, 2007 and 2006, and $0.9 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. Nexstar received payments from Clear Channel under the TBA of $13 thousand and $38 thousand for the three and nine months ended September 30, 2007, respectively.

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

The Company recognized stock-based compensation expense of $0.5 million for both the three months ended September 30, 2007 and 2006, and $1.4 million for both the nine months ended September 30, 2007 and 2006, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At September 30, 2007, there was approximately $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.15 years. The total intrinsic value and cash received for stock options exercised during the nine months ended September 30, 2007 was $26 thousand and $56 thousand, respectively.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three and nine months ended September 30, 2007 and 2006 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	1,073,000	2,909,630	1,077,762	2,146,608

In-the-money stock options excluded as the Company had a net loss during the period	2,503,000	—	2,511,989	777,600

Unvested restricted stock	—	20,827	201	14,321

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 11 for further discussion of the Company’s unrecognized tax benefits.

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets”. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

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

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$355,878	$(176,914)	$178,964	$355,878	$(159,112)	$196,766
Other definite-lived intangible assets	1-15	15,689	(9,771)	5,918	20,636	(11,143)	9,493

Total intangible assets subject to amortization		$371,567	$(186,685)	$184,882	$376,514	$(170,255)	$206,259

Total amortization expense from definite-lived intangibles was $6.4 million and $6.0 million for the three months ended September 30, 2007 and 2006, respectively, and $19.3 million and $18.1 million for the nine months ended September 30, 2007 and 2006, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of September 30, 2007 is approximately $25 million for each year for the years of 2007 through 2011.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $315.2 million and $313.2 million at September 30, 2007 and December 31, 2006, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2007, the Company did not identify any events that would trigger an impairment assessment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill for the nine months ended September 30, 2007 was as follows:

September 30, 2007
(in thousands)
Beginning balance	$149,396
Reclassification of asset	2,072
Adjustment	(42)

Ending balance	$151,426

The Company reclassified certain amounts representing goodwill that were improperly classified as other intangible assets. In addition, an adjustment to the estimated fair value of WTAJ assets which were acquired in 2006 was recorded in 2007.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Compensation and related taxes	$4,608	$4,348
Sales commissions	1,467	1,389
Employee benefits	1,342	1,327
Property taxes	1,138	595
Other accruals related to operating expenses	4,164	6,572

	$12,719	$14,231

7. Debt

Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Term loans	$329,530	$332,144
Revolving credit facilities	29,000	38,000
7% senior subordinated notes due 2014, net of discount of $2,041 and $2,228	197,959	197,772
11.375% senior discount notes due 2013, net of discount of $7,011 and $16,781	122,989	113,219

	679,478	681,135
Less: current portion	(50,391)	(3,485)

	$629,087	$677,650

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of September 30, 2007 and December 31, 2006, Nexstar had $160.3 million and $161.6 million, respectively, outstanding under its Term Loan B and $29.0 million and $38.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2007, repayments of Nexstar’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the nine months ended September 30, 2007, repayments of Nexstar’s revolving loan totaled $9.0 million.

The total weighted-average interest rate of the Nexstar Facility was 6.87% and 7.33% at September 30, 2007 and December 31, 2006, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of September 30, 2007 and December 31, 2006, Mission had $169.2 million and $170.5 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the nine months ended September 30, 2007, repayments of Mission’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 6.95% and 7.11% at September 30, 2007 and December 31, 2006, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of September 30, 2007, all $68.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) at September 30, 2007, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.00 times the last twelve months operating cash flow at September 30, 2007, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

9. Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of September 30, 2007, a total of 885,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three and nine months ended September 30, 2007, the Company recognized a gain of $0.5 million and $1.5 million, respectively, from the exchange of this equipment.

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

On June 15, 2007, the Texas Governor signed legislation that provided various technical corrections to the Texas Margin Tax. Based on the changes provided in this newly enacted tax law, the Company adjusted its temporary credit for Texas business loss carryovers to be used as an offset to the Margin Tax and a related deferred tax asset during the second quarter of 2007. The effect of the revision made to the temporary credit increased the Company’s deferred tax assets position resulting in approximately a $0.5 million reduction in the deferred state income tax provision for the nine months ended September 30, 2007.

At January 1, 2007, the Company had gross unrecognized tax benefits of approximately $4.2 million, which did not materially change as of September 30, 2007. The Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay, but would reduce NOLs subject to a valuation allowance. As a result of the expiration of a statute of limitations, $0.1 million of unrecognized tax benefits were recognized for the quarter ended September 30, 2007, resulting in a positive effect on the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2003. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW and KTAB are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until November 18, 2007. Requests to extend the authority to broadcast low-power DTV signals for Nexstar and Mission’s remaining stations will be filed with the FCC before November 18, 2007. Under the FCC’s rules, these stations will be allowed to continue to operate at low-power until action is taken on the extension requests. If the FCC denies this further request for the extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $6.8 million and $9.5 million, respectively, for the nine months ended September 30, 2007 and 2006. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

13. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At September 30, 2007, Mission had $169.2 million outstanding under its senior credit facility.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$5,909	$—	$5,909
Other current assets	145	6	74,110	(144)	74,117

Total current assets	145	6	80,019	(144)	80,026
Investments in subsidiaries eliminated upon consolidation	7,351	130,534	—	(137,885)	—
Amounts due from parents eliminated upon consolidation	—	—	3,068	(3,068)	—
Property and equipment, net	—	—	111,464	—	111,464
Goodwill	—	—	151,426	—	151,426
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	184,882	—	184,882
Other noncurrent assets	1	1,775	14,946	(12)	16,710

Total assets	$7,497	$132,315	$709,600	$(141,109)	$708,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$46,906	$3,485	$—	$50,391
Other current liabilities	—	—	48,678	(145)	48,533

Total current liabilities	—	46,906	52,163	(145)	98,924
Debt	—	76,083	553,004	—	629,087
Amounts due to subsidiary eliminated upon consolidation	1,095	1,973	—	(3,068)	—
Other noncurrent liabilities	—	1	67,778	(11)	67,768

Total liabilities	1,095	124,963	672,945	(3,224)	795,779

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	6,118	7,352	36,655	(137,885)	(87,760)

Total stockholders’ equity (deficit)	6,402	7,352	36,655	(137,885)	(87,476)

Total liabilities and stockholders’ equity (deficit)	$7,497	$132,315	$709,600	$(141,109)	$708,303

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$64,463	$—	$64,463

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	18,202	—	18,202
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(135)	—	21,704	—	21,569
Amortization of broadcast rights	—	—	5,526	—	5,526
Amortization of intangible assets	—	—	6,377	—	6,377
Depreciation	—	—	5,011	—	5,011
Gain on asset exchange	—	—	(500)	—	(500)
Gain on asset disposal, net	—	—	(47)	—	(47)

Total operating expenses (income)	(135)	—	56,273	—	56,138

Income from operations	135	—	8,190	—	8,325
Interest expense, including amortization of debt financing costs	—	(3,397)	(10,390)	—	(13,787)
Equity in loss of subsidiaries	(5,522)	(2,125)	—	7,647	—
Other income, net	—	—	125	—	125

Loss before income taxes	(5,387)	(5,522)	(2,075)	7,647	(5,337)
Income tax expense	—	—	(1,507)	—	(1,507)

Net loss	$(5,387)	$(5,522)	$(3,582)	$7,647	$(6,844)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$195,246	$—	$195,246

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	54,909	—	54,909
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	—	63,759	—	63,654
Amortization of broadcast rights	—	—	16,174	—	16,174
Amortization of intangible assets	—	—	19,309	—	19,309
Depreciation	—	—	15,023	—	15,023
Gain on asset exchange	—	—	(1,535)	—	(1,535)
Gain on asset disposal, net	—	—	(137)	—	(137)

Total operating expenses (income)	(105)	—	167,502	—	167,397

Income from operations	105	—	27,744	—	27,849
Interest expense, including amortization of debt financing costs	—	(10,011)	(31,267)	—	(41,278)
Equity in loss of subsidiaries	(13,863)	(3,852)	—	17,715	—
Other income, net	—	—	386	—	386

Loss before income taxes	(13,758)	(13,863)	(3,137)	17,715	(13,043)
Income tax expense	—	—	(4,125)	—	(4,125)

Net loss	$(13,758)	$(13,863)	$(7,262)	$17,715	$(17,168)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(56)	$—	$20,044	$—	$19,988

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(13,636)	—	(13,636)
Other investing activities	—	—	(64)	—	(64)

Net cash used for investing activities	—	—	(13,700)	—	(13,700)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(11,614)	—	(11,614)
Other financing activities	56	—	—	—	56

Net cash provided by (used for) financing activities	56	—	(11,614)	—	(11,558)

Net decrease in cash and cash equivalents	—	—	(5,270)	—	(5,270)

Cash and cash equivalents at beginning of period	—	—	11,179	—	11,179

Cash and cash equivalents at end of period	$—	$—	$5,909	$—	$5,909

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$30,408	$—	$30,408

Cash flows from investing activities:
Additions to property and equipment	—	—	(16,741)	—	(16,741)
Other investing activities	—	—	563	—	563

Net cash used for investing activities	—	—	(16,178)	—	(16,178)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(14,614)	—	(14,614)
Other financing activities	—	—	(6)	—	(6)

Net cash used for financing activities	—	—	(14,620)	—	(14,620)

Net decrease in cash and cash equivalents	—	—	(390)	—	(390)

Cash and cash equivalents at beginning of period	—	—	13,487	—	13,487

Cash and cash equivalents at end of period	$—	$—	$13,097	$—	$13,097

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,378	$2,531	$—	$—	$5,909
Due from Mission	—	18,754	—	—	(18,754)	—
Other current assets	145	69,445	4,714	6	(193)	74,117

Total current assets	145	91,577	7,245	6	(18,947)	80,026
Investments in subsidiaries eliminated upon consolidation	7,351	—	—	130,534	(137,885)	—
Amounts due from parents eliminated upon consolidation	—	3,068	—	—	(3,068)	—
Property and equipment, net	—	91,810	19,665	—	(11)	111,464
Goodwill	—	134,304	17,122	—	—	151,426
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	147,182	37,700	—	—	184,882
Other noncurrent assets	1	11,444	3,502	1,775	(12)	16,710

Total assets	$7,497	$614,444	$113,970	$132,315	$(159,923)	$708,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$46,906	$—	$50,391
Due to Nexstar Broadcasting	—	—	18,754	—	(18,754)	—
Other current liabilities	—	42,735	5,992	—	(194)	48,533

Total current liabilities	—	44,493	26,473	46,906	(18,948)	98,924
Debt	—	385,485	167,519	76,083	—	629,087
Amounts due to subsidiary eliminated upon consolidation	1,095	—	—	1,973	(3,068)	—
Other noncurrent liabilities	—	53,932	13,846	1	(11)	67,768

Total liabilities	1,095	483,910	207,838	124,963	(22,027)	795,779

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	6,118	130,534	(93,868)	7,352	(137,896)	(87,760)

Total stockholders’ equity (deficit)	6,402	130,534	(93,868)	7,352	(137,896)	(87,476)

Total liabilities and stockholders’ equity (deficit)	$7,497	$614,444	$113,970	$132,315	$(159,923)	$708,303

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$62,784	$1,679	$—	$—	$64,463
Revenue between consolidated entities	—	1,965	7,206	—	(9,171)	—

Net revenue	—	64,749	8,885	—	(9,171)	64,463

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,910	1,292	—	—	18,202
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(135)	21,152	552	—	—	21,569
Local service agreement fees between consolidated entities	—	7,206	1,965	—	(9,171)	—
Amortization of broadcast rights	—	4,249	1,277	—	—	5,526
Amortization of intangible assets	—	5,045	1,332	—	—	6,377
Depreciation	—	4,208	807	—	(4)	5,011
Gain on asset exchange	—	(183)	(317)	—	—	(500)
Gain on asset disposal, net	—	(46)	(1)	—	—	(47)

Total operating expenses (income)	(135)	58,541	6,907	—	(9,175)	56,138

Income from operations	135	6,208	1,978	—	4	8,325
Interest expense, including amortization of debt financing costs	—	(7,284)	(3,106)	(3,397)	—	(13,787)
Equity in loss of subsidiaries	(5,522)	—	—	(2,125)	7,647	—
Other income, net	—	102	23	—	—	125

Loss before income taxes	(5,387)	(974)	(1,105)	(5,522)	7,651	(5,337)
Income tax expense	—	(1,151)	(356)	—	—	(1,507)

Net loss	$(5,387)	$(2,125)	$(1,461)	$(5,522)	$7,651	$(6,844)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$62,184	$1,404	$—	$—	$63,588
Revenue between consolidated entities	—	1,955	7,836	—	(9,791)	—

Net revenue	—	64,139	9,240	—	(9,791)	63,588

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,549	1,189	—	—	17,738
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	33	19,721	626	—	—	20,380
Local service agreement fees between consolidated entities	—	7,836	1,955	—	(9,791)	—
Amortization of broadcast rights	—	3,705	1,116	—	—	4,821
Amortization of intangible assets	—	4,668	1,349	—	—	6,017
Depreciation	—	3,586	818	—	(4)	4,400
Loss on asset disposal, net	—	423	—	—	—	423

Total operating expenses	33	56,488	7,053	—	(9,795)	53,779

Income (loss) from operations	(33)	7,651	2,187	—	4	9,809
Interest expense, including amortization of debt financing costs	—	(6,883)	(3,257)	(3,049)	—	(13,189)
Equity in earnings (loss) of subsidiaries	(2,525)	—	—	524	2,001	—
Other income, net	—	157	15	—	—	172

Income (loss) before income taxes	(2,558)	925	(1,055)	(2,525)	2,005	(3,208)
Income tax expense	—	(401)	(332)	—	—	(733)

Net income (loss)	$(2,558)	$524	$(1,387)	$(2,525)	$2,005	$(3,941)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$190,241	$5,005	$—	$—	$195,246
Revenue between consolidated entities	—	5,895	22,352	—	(28,247)	—

Net revenue	—	196,136	27,357	—	(28,247)	195,246

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	51,101	3,808	—	—	54,909
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	62,044	1,715	—	—	63,654
Local service agreement fees between consolidated entities	—	22,352	5,895	—	(28,247)	—
Amortization of broadcast rights	—	13,014	3,160	—	—	16,174
Amortization of intangible assets	—	15,279	4,030	—	—	19,309
Depreciation	—	12,564	2,470	—	(11)	15,023
Gain on asset exchange	—	(1,218)	(317)	—	—	(1,535)
Loss (gain) on asset disposal, net	—	(141)	4	—	—	(137)

Total operating expenses (income)	(105)	174,995	20,765	—	(28,258)	167,397

Income from operations	105	21,141	6,592	—	11	27,849
Interest expense, including amortization of debt financing costs	—	(21,957)	(9,310)	(10,011)	—	(41,278)
Equity in loss of subsidiaries	(13,863)	—	—	(3,852)	17,715	—
Other income, net	—	325	61	—	—	386

Loss before income taxes	(13,758)	(491)	(2,657)	(13,863)	17,726	(13,043)
Income tax expense	—	(3,361)	(764)	—	—	(4,125)

Net loss	$(13,758)	$(3,852)	$(3,421)	$(13,863)	$17,726	$(17,168)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Nine Months Ended September 30, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$183,823	$4,152	$—	$—	$187,975
Revenue between consolidated entities	—	5,855	22,620	—	(28,475)	—

Net revenue	—	189,678	26,772	—	(28,475)	187,975

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	49,338	3,493	—	—	52,831
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	101	59,689	1,716	—	—	61,506
Local service agreement fees between consolidated entities	—	22,620	5,855	—	(28,475)	—
Amortization of broadcast rights	—	11,458	2,929	—	—	14,387
Amortization of intangible assets	—	14,076	4,047	—	—	18,123
Depreciation	—	11,187	2,472	—	(11)	13,648
Loss on asset disposal, net	—	496	7	—	—	503

Total operating expenses	101	168,864	20,519	—	(28,486)	160,998

Income (loss) from operations	(101)	20,814	6,253	—	11	26,977
Interest expense, including amortization of debt financing costs	—	(20,215)	(9,129)	(8,986)	—	(38,330)
Equity in loss of subsidiaries	(9,786)	—	—	(800)	10,586	—
Other income, net	—	415	40	—	—	455

Income (loss) before income taxes	(9,887)	1,014	(2,836)	(9,786)	10,597	(10,898)
Income tax expense	—	(1,814)	(884)	—	—	(2,698)

Net loss	$(9,887)	$(800)	$(3,720)	$(9,786)	$10,597	$(13,596)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(56)	$18,006	$2,038	$—	$—	$19,988

Cash flows from investing activities:
Additions to property and equipment, net	—	(12,227)	(1,409)	—	—	(13,636)
Other investing activities	—	316	(380)	—	—	(64)

Net cash used for investing activities	—	(11,911)	(1,789)	—	—	(13,700)

Cash flows from financing activities:
Repayment of long-term debt	—	(10,319)	(1,295)	—	—	(11,614)
Other financing activities	56	—	—	—	—	56

Net cash provided by (used for) financing activities	56	(10,319)	(1,295)	—	—	(11,558)

Net decrease in cash and cash equivalents	—	(4,224)	(1,046)	—	—	(5,270)
Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$3,378	$2,531	$—	$—	$5,909

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of September 30, 2007, unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, unaudited condensed statement of changes in stockholders’ deficit for the nine months ended September 30, 2007, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Third Quarter 2007 Highlights

•

Net revenue increased 1.4% during the third quarter of 2007 compared to the same period in 2006, primarily from increases in local and national advertising revenue, retransmission compensation and new media revenue, partially offset by a decrease in political advertising revenue. Gross local and national advertising revenue increased $3.4 million, or 6.1% during the third quarter of 2007 due in large part to our newly acquired television station WTAJ as discussed below. Total revenue from the retransmission consent agreements was approximately $4.5 million for the three months ended September 30, 2007 (which included approximately $3.1 million of retransmission compensation and approximately $1.4 million of advertising revenue generated from the retransmission consent agreements), compared to $3.5 million for the three months ended September 30, 2006 (which included approximately $2.3 million of retransmission compensation and approximately $1.2 million of advertising revenue generated from the retransmission consent agreements). New media revenue increased by $1.7 million during the third quarter of 2007 as a result of all markets having implemented this new web-based revenue source as of June 2007 compared to only a few initial markets implemented in 2006.

•

On September 28, 2007, we and Mission in total made repayments of $5.9 million under the senior secured credit facilities, of which $5.0 million was a repayment of Nexstar’s revolving loans and $0.9 million were scheduled term loan maturities.

•

On December 29, 2006, we completed our acquisition of WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania. The financial results for WTAJ and WLYH are included in three and nine months ended September 30, 2007, but not in the corresponding periods of 2006.

Overview of Operations

We owned and operated 32 television stations as of September 30, 2007. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of September 30, 2007. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of September 30, 2007 with Mission:

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

Our net revenue increased 3.9% to $195.2 million for the nine months ended September 30, 2007, compared to $188.0 million for the nine months ended September 30, 2006 primarily due the inclusion of approximately $8.4 million from our newly acquired television station WTAJ. This increase was partially offset by the loss of advertising revenue generated during the coverage of the Olympic Games in 2006 and a decrease in political advertising revenue in 2007 due to the decline in the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political advertising revenue was $2.5 million for the nine months ended September 30, 2007, a significant decrease from the $10.3 million for the nine months ended September 30, 2006. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. Since 2006 was an election year, a significant percentage of the Company’s revenue growth in 2006 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2007 is a non-election year, we expect nominal political advertising revenue to be reported in 2007 in relation to the amount of political advertising reported in 2006.

Automotive-related advertising, our largest advertising category, represented approximately 23.7% and 24.5% of our core local and national advertising revenue for the nine months ended September 30, 2007 and 2006, respectively. Our automotive-related advertising decreased approximately 3.1% for the nine months ended September 30, 2007 as compared to the same period in 2006. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last two years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$41,281	61.1	$38,657	57.6	$128,904	63.1	$120,794	61.1
National	18,612	27.6	17,801	26.5	55,287	27.1	54,473	27.5
Political	808	1.2	6,284	9.4	2,478	1.2	10,344	5.2
Retransmission compensation	3,143	4.6	2,253	3.3	8,691	4.2	6,306	3.2
Network compensation	1,087	1.6	1,063	1.6	3,409	1.7	3,151	1.6
New media revenue	1,679	2.5	11	—	2,828	1.4	11	—
Other	922	1.4	1,055	1.6	2,691	1.3	2,781	1.4

Total gross revenue	67,532	100.0	67,124	100.0	204,288	100.0	197,860	100.0
Less: Agency commissions	7,591	11.2	7,894	11.8	23,208	11.4	23,280	11.8

Net broadcast revenue	59,941	88.8	59,230	88.2	181,080	88.6	174,580	88.2
Trade and barter revenue	4,522		4,358		14,166		13,395

Net revenue	$64,463		$63,588		$195,246		$187,975

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$64,463	100.0	$63,588	100.0	$195,246	100.0	$187,975	100.0
Operating expenses (income):
Corporate expenses	3,074	4.8	3,163	5.0	9,295	4.8	10,132	5.4
Station direct operating expenses, net of trade	17,003	26.4	16,173	25.4	50,766	26.0	47,847	25.5
Selling, general and administrative expenses	18,495	28.7	17,217	27.1	54,359	27.8	51,374	27.3
Gain on asset exchange	(500)	(0.8)	—	—	(1,535)	(0.8)	—	—
Loss (gain) on asset disposal, net	(47)	(0.1)	423	0.7	(137)	(0.1)	503	0.3
Trade and barter expense	4,131	6.4	4,304	6.8	13,495	6.9	13,306	7.1
Depreciation and amortization	11,388	17.7	10,417	16.4	34,332	17.6	31,771	16.9
Amortization of broadcast rights, excluding barter	2,594	4.0	2,082	3.3	6,822	3.5	6,065	3.2

Income from operations	$8,325		$9,809		$27,849		$26,977

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Revenue

Gross local advertising revenue was $41.3 million for the three months ended September 30, 2007, compared to $38.7 million for the same period in 2006, an increase of $2.6 million, or 6.8%. Gross national advertising revenue was $18.6 million for the three months ended September 30, 2007, compared to $17.8 million for the same period in 2006, an increase of $0.8 million, or 4.6%. The combined net increase in gross local and national advertising revenue of $3.4 million was primarily the result of (1) the inclusion of local and national advertising revenue of approximately $2.8 million for 2007 from newly acquired television station WTAJ and (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $0.2 million compared to the same period in 2006. Advertising revenue from the Telecommunications and Furniture business categories, which increased by approximately $0.2 million and $0.1 million during the third quarter of 2007 compared to the prior year, respectively, were offset by declines in advertising revenue from the Insurance, Paid Programming, Automotive and Fast Foods/Restaurants business categories, which decreased by approximately $0.4 million, $0.3 million, $0.2 million and $0.2 million during the third quarter of 2007 compared to the prior year, respectively.

Gross political advertising revenue was $0.8 million for the three months ended September 30, 2007, compared to $6.3 million for the same period in 2006, a decrease of $5.5 million, or 87.1%. The decrease in gross political revenue was attributed to statewide and/or local races (primarily in Pennsylvania, Missouri, Illinois, Indiana and New York) that occurred during the three months ended September 30, 2006 as compared to nominal political advertising during the three months ended September 30, 2007.

Retransmission compensation was $3.1 million for the three months ended September 30, 2007, compared to $2.3 million for the same period in 2006, an increase of $0.8 million, or 39.5%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2007 compared to 2006, (2) annual rate increases in 2007 for certain retransmission consent agreements and (3) a few additional markets under retransmission consent agreements in 2007.

New media revenue, representing revenue generated from non-television web-based advertising, was $1.7 million for the three months ended September 30, 2007, compared to $11 thousand for the three months ended September 30, 2006. The increase in new media revenue was a result of having all of our markets complete implementation of this digital media platform initiative as of June 2007 compared to only a few initial markets implemented in 2006.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.1 million for the three months ended September 30, 2007, compared to $3.2 million for the three months ended September 30, 2006, a decrease of $0.1 million, or 2.8%. The decrease during the three months ended September 30, 2007 was primarily attributed to approximately $0.2 million less of audit and tax preparation fees and $0.2 million less of non-income related taxes incurred in 2007 than in 2006, partially offset by $0.2 million of additional incentive compensation recognized in 2007 than in 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.5 million for the three months ended September 30, 2007, compared to $33.4 million for the same period in 2006, an increase of $2.1 million, or 6.3%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended September 30, 2007 was primarily attributed to (1) the inclusion of such expenses totaling approximately $1.4 million for 2007 from newly acquired television station WTAJ, (2) additional payroll costs incurred in 2007 mainly as a result of annual merit increases and costs associated with a new department created to develop web-based revenue, and (3) an increase in the amount of healthcare-related claims incurred during 2007.

Amortization of broadcast rights, excluding barter, was $2.6 million for the three months ended September 30, 2007, compared to $2.1 million for the same period in 2006, an increase of $0.5 million, or 24.6%. The increase was primarily attributed to the amortization of broadcast rights of approximately $0.2 million for 2007 from newly acquired television station WTAJ.

Amortization of intangible assets was $6.4 million for the three months ended September 30, 2007, compared to $6.0 million for the same period in 2006, an increase of $0.4 million, or 6.0%. The increase was primarily related to the amortization of intangible assets of approximately $0.5 million for 2007 from newly acquired television station WTAJ.

Depreciation of property and equipment was $5.0 million for the three months ended September 30, 2007, compared to $4.4 million for the same period in 2006, an increase of $0.6 million, or 13.9%. The increase was primarily attributed to the depreciation of assets of approximately $0.4 million for 2007 from newly acquired television station WTAJ.

For the three months ended September 30, 2007, we recognized a gain of $0.5 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the third quarter of 2007.

Income from Operations

Income from operations was $8.3 million for the three months ended September 30, 2007, compared to $9.8 million for the same period in 2006, a decrease of $1.5 million, or 15.1%. The decrease was primarily the result of an increase in operating expenses, particularly in station direct operating expenses, net of trade, and selling, general and administrative expenses, depreciation and amortization of intangible assets for the three months ended September 30, 2007 compared to the same period in 2006, partially offset by the increase in net revenue and gain on asset exchange as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $13.8 million for the three months ended September 30, 2007, compared to $13.2 million for the same period in 2006, an increase of $0.6 million, or 4.5%. The increase in interest expense was primarily attributed to a greater amount of debt outstanding in 2007 under our senior credit facility resulting from the borrowing in connection with our acquisition of WTAJ and WLYH in December 2006, partially offset by lower average interest rates incurred during the third quarter of 2007 compared to the third quarter of 2006 under our and Mission’s senior credit facilities.

Income Taxes

Income tax expense was $1.5 million for the three months ended September 30, 2007, compared to $0.7 million for the same period in 2006, an increase of $0.8 million, or 105.6%. The increase was primarily due to (1) the recognition of a $0.5 million benefit from a prior year tax position in the third quarter of 2006, (2) a provision for current state income tax of $0.1 million in the third quarter of 2007 related to the Texas Margin Tax and (3) $0.2 million of income tax expense in the third quarter of 2007 related to the increase in deferred tax liabilities in 2007 associated with our newly acquired television station WTAJ. The increase was partially offset by the recognition of a $0.1 million benefit from a prior year tax position in the third quarter of 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Revenue

Gross local advertising revenue was $128.9 million for the nine months ended September 30, 2007, compared to $120.8 million for the same period in 2006, an increase of $8.1 million, or 6.7%. Gross national advertising revenue was $55.3 million for the nine months ended September 30, 2007, compared to $54.5 million for the same period in 2006, an increase of $0.8 million, or 1.4%. The combined net increase in gross local and national advertising revenue of $8.9 million was primarily the result of (1) the inclusion of local and national advertising revenue of approximately $8.2 million for 2007 from newly acquired television station WTAJ and (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $0.6 million compared to the same period in 2006. Advertising revenue from the Telecommunications and Furniture business categories, which increased by approximately $1.2 million and $0.4 million during the first nine months of 2007 compared to the prior year, respectively, were offset by declines in advertising revenue from the Automotive, Insurance, Fast Foods/Restaurants and Department and Retail Stores business categories, which decreased by approximately $1.4 million, $0.8 million, $0.6 million and $0.4 million during the first nine months of 2007 compared to the prior year, respectively.

Gross political advertising revenue was $2.5 million for the nine months ended September 30, 2007, compared to $10.3 million for the same period in 2006, a decrease of $7.8 million, or 76.0%. The decrease in gross political revenue was attributed to statewide and/or local races (primarily in Pennsylvania, Missouri, Illinois, Texas, New York and Arkansas) that occurred during the nine months ended September 30, 2006 as compared to nominal political advertising during the nine months ended September 30, 2007.

Retransmission compensation was $8.7 million for the nine months ended September 30, 2007, compared to $6.3 million for the same period in 2006, an increase of $2.4 million, or 37.8%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2007 compared to 2006, (2) annual rate increases in 2007 for certain retransmission consent agreements and (3) a few additional markets under retransmission consent agreements in 2007.

New media revenue, representing revenue generated from non-television web-based advertising, was $2.8 million for the nine months ended September 30, 2007, compared to $11 thousand for the nine months ended September 30, 2006. The increase in new media revenue was a result of having all of our markets complete implementation of this digital media platform initiative as of June 2007 compared to only a few initial markets implemented in 2006.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $9.3 million for the nine months ended September 30, 2007, compared to $10.1 million for the nine months ended September 30, 2006, a decrease of $0.8 million, or 8.3%. The decrease during the nine months ended September 30, 2007 was primarily attributed to (1)

approximately $0.4 million less incentive compensation recognized in 2007 than in 2006, (2) $0.3 million less of non-income related taxes incurred in 2007 and (3) $0.3 million less of audit and tax preparation fees incurred in 2007.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $105.1 million for the nine months ended September 30, 2007, compared to $99.2 million for the same period in 2006, an increase of $5.9 million, or 6.0%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the nine months ended September 30, 2007 was primarily attributed to the inclusion of such expenses totaling approximately $4.0 million for 2007 from newly acquired television station WTAJ and additional payroll costs incurred in 2007 mainly as a result of annual merit increases and costs associated with a new department created to develop web-based revenue.

Amortization of broadcast rights, excluding barter, was $6.8 million for the nine months ended September 30, 2007, compared to $6.1 million for the same period in 2006, an increase of $0.7 million, or 12.5%. The increase was primarily attributed to the amortization of broadcast rights of approximately $0.5 million for 2007 from newly acquired television station WTAJ.

Amortization of intangible assets was $19.3 million for the nine months ended September 30, 2007, compared to $18.1 million for the same period in 2006, an increase of $1.2 million, or 6.5%. The increase was primarily related to the amortization of intangible assets of approximately $1.4 million for 2007 from newly acquired television station WTAJ.

Depreciation of property and equipment was $15.0 million for the nine months ended September 30, 2007, compared to $13.6 million for the same period in 2006, an increase of $1.4 million, or 10.1%. The increase was primarily attributed to the depreciation of assets of approximately $1.2 million for 2007 from newly acquired television station WTAJ.

For the nine months ended September 30, 2007, we recognized a gain of $1.5 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second and third quarters of 2007.

Income from Operations

Income from operations was $27.8 million for the nine months ended September 30, 2007, compared to $27.0 million for the same period in 2006, an increase of $0.8 million, or 3.2%. The increase was primarily the result of the increase in net revenue and gain on asset exchange for the nine months ended September 30, 2007 compared to the same period in 2006, partially offset by an increase in operating expenses, particularly in station direct operating expenses, net of trade, and selling, general and administrative expenses, depreciation and amortization of intangible assets as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $41.3 million for the nine months ended September 30, 2007, compared to $38.3 million for the same period in 2006, an increase of $3.0 million, or 7.7%. The increase in interest expense was primarily attributed to (1) higher average interest rates in incurred during the nine months ended September 30, 2007 compared to the same period in 2006 under our and Mission’s senior credit facilities and (2) a greater amount of debt outstanding in 2007 under our senior credit facility resulting from the borrowing in connection with our acquisition of WTAJ and WLYH in December 2006.

Income Taxes

Income tax expense was $4.1 million for the nine months ended September 30, 2007, compared to $2.7 million for the same period in 2006, an increase of $1.4 million, or 52.9%. The increase was primarily due to (1) the recognition of a $0.5 million benefit from a prior year tax position in the third quarter of 2006, (2) a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the Texas Margin Tax recorded in the second quarter of 2006, (3) a provision for current state income tax of $0.3 million for the nine months ended September 30, 2007 related to the Texas Margin Tax and (4) $0.6 million of income tax expense for the nine months ended September 30, 2007 related to the increase in deferred tax liabilities in 2007 associated with our newly acquired television station WTAJ. The increase was partially offset by (1) a $0.5 million reduction in our deferred state income tax provision for the nine months ended September 30, 2007 resulting from the enactment of recent legislation revising the Texas Margin Tax and its computation of the temporary credit for Texas business loss carryovers and (2) the recognition of a $0.1 million benefit from a prior year tax position in the third quarter of 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$19,988	$30,408
Net cash used for investing activities	(13,700)	(16,178)
Net cash used for financing activities	(11,558)	(14,620)

Net decrease in cash and cash equivalents	$(5,270)	$(390)

Cash paid for interest	$34,038	$32,061
Cash paid for income taxes, net	$51	$31

	September 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$5,909	$11,179
Long-term debt including current portion	$679,478	$681,135
Unused commitments under senior credit facilities (1)	$68,500	$59,500

(1)	Based on covenant calculations, as of September 30, 2007, all $68.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $10.4 million during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease was primarily due to (1) a decrease of $5.3 million resulting from the timing of payments for accounts payable and accrued expenses, (2) a decrease of $2.9 million resulting from the timing of collections of accounts receivable and (3) a decrease of $2.5 million in cash flows from deferred revenue.

Cash paid for interest increased by $2.0 million during the nine months ended September 30, 2007 compared to the same period in 2006. The increase was due to an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $20.0 million for the nine months ended September 30, 2007, compared to $18.0 million for the nine months ended September 30, 2006, an increase of $2.0 million. The increase was due to higher average interest rates incurred during the nine months ended September 30, 2007 compared to the same period in 2006 and a greater amount of debt outstanding in 2007 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $2.5 million during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease was primarily due to a decrease in purchases of property and equipment, partially offset by an increase in acquisition-related payments.

Capital expenditures were $13.6 million for the nine months ended September 30, 2007, compared to $16.7 million for the nine months ended September 30, 2006. The decrease was primarily attributable to digital conversion expenditures, which was $6.8 million for the nine months ended September 30, 2007 compared to $9.5 million for the same period in 2006. We project that 2007 full-year capital expenditures will be approximately $18 million.

Acquisition-related payments for the nine months ended September 30, 2007 consisted of the initial payment of $0.4 million, exclusive of transaction costs, for Mission’s pending acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash used for financing activities decreased by $3.1 million during the nine months ended September 30, 2007 compared to the same period in 2006, due to the decrease in repayments during 2007 under our and Mission’s senior secured credit facilities.

During the nine months ended September 30, 2007, there were $11.6 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $2.6 million and a repayment of $9.0 million of Nexstar’s revolving loans.

During the nine months ended September 30, 2006, there were $14.6 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $2.6 million and voluntary repayments of $12.0 million of Nexstar’s term loans.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2007, Nexstar and Mission had total combined debt of $679.5 million, which represented 114.8% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2007:

	Total	Remainder of 2007	2008- 2009	2010- 2011	Thereafter
		(in thousands)
Nexstar senior credit facility	$189,284	$440	$3,516	$3,516	$181,812
Mission senior credit facility	169,246	432	3,454	3,454	161,906
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	—	46,906	—	83,094

	$688,530	$872	$53,876	$6,970	$626,812

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

As of September 30, 2007, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2007. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 7 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW and KTAB are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until November 18, 2007. Requests to extend the authority to broadcast low-power DTV signals for Nexstar and Mission’s remaining stations will be filed with the FCC before November 18, 2007. Under the FCC’s rules, these stations will be allowed to continue to operate at low-power until action is taken on the extension requests. If the FCC denies this further request for the extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $6.8 million and $9.5 million, respectively, for the nine months ended September 30, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 25 stations as of September 30, 2007) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

No Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All term loan borrowings at September 30, 2007 under the senior credit facilities bear interest at 6.95%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at September 30, 2007 under the senior credit facilities bear interest at 6.45%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$21,181	$22,973	$24,766	$26,559	$28,351

Our 7% senior subordinated notes due 2014 and our 11.375% senior discount notes due 2013 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of September 30, 2007, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

In the past, we have used derivative instruments to manage our exposures to interest rate risks. As of September 30, 2007, we had no derivative financial instruments. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures. We used interest rate swap arrangements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facilities. We do not use derivative financial instruments for speculative or trading purposes.

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

Dated: November 7, 2007