Form 10-K
period 2007-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2008-03-11
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(IRS Employer Identification No.)

5215 N. O’Conner Blvd., Suite 1400 Irving, Texas 75039	(972) 373-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	The Nasdaq Stock Market’s National Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $148,580,274.

As of January 31, 2008, the Registrant had outstanding:

15,005,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our indirect subsidiary; “Nexstar Finance Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned subsidiary; “Nexstar Group” refers to our predecessor, Nexstar Broadcasting Group, L.L.C. but not its direct or indirect subsidiaries; “Mission” refers to Mission Broadcasting, Inc.; “ABRY” refers to Nexstar Broadcasting Group, Inc.’s principal stockholder, ABRY Partners, LLC and its affiliated funds; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2007 4th Edition, as published by BIA Financial Network, Inc.

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

We make available, free of charge, through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after they are filed with the SEC. The address for our website is http://www.nexstar.tv.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2007, we owned and operated 32 stations, and provided sales or other services to an additional 17 stations that are owned by Mission and other entities. In 17 of the 29 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. We have more than doubled the size of our portfolio since January 1, 2003, having acquired 18 stations and begun providing services to 11 additional stations. The stations that we own, operate, program or provide sales and other services to are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. These stations are diverse in their network affiliations: 44 have primary affiliation agreements with one of the four major networks––12 with NBC, 14 with Fox, 9 with ABC and 9 with CBS. Four of the remaining five stations have agreements with MyNetworkTV and one station has an agreement with The CW.

In conjunction with Mission’s acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana—El Dorado, Arkansas market, effective January 16, 2008, it entered into a SSA and JSA with Nexstar.

We believe that medium-sized markets offer significant advantages over large-sized markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets only five or fewer local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

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

Our principal offices are at 5215 N. O’Conner Blvd., Suite 1400, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by Nexstar, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2007 we earned approximately one-third of our advertising revenue from spots aired during local news programming. As of December 31, 2007, our stations and the stations we provide services to provided approximately 632 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2007, revenue generated from local advertising represented 70.3% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 70.3% of our net broadcast revenue for the year ended December 31, 2007 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Due to the significant negotiating leverage afforded by limited competition in our markets, Nexstar and Mission on a combined basis reduced the cash broadcast payments as a percentage of net broadcast revenue for the years ended December 31, 2007 and 2006 as compared to the previous three years. Our and Mission’s cash broadcast payments were 3.4%, 3.4%, 4.7%, 4.6% and 6.3% of net broadcast revenue for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC, Fox and MyNetworkTV affiliated stations which represented approximately 33.1%, 29.0%, 14.9%, 22.4% and 0.6%, respectively, of our 2007 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 15 television stations that are owned and operated by Mission. Mission is 100% owned by an independent third party. We do not own Mission or any of its television stations. In order for both us and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with us as if Mission were a wholly-owned entity. We expect these option agreements to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services to as of December 31, 2007:

Market Rank(1)	Market	Station	Affiliation	Status(2)		Commercial Stations in Market(3)	FCC License Expiration Date
9	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O		—		(5)
41	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O	(6)	6		(5)
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O		7		(5)
		WYOU	CBS	LSA				(5)
57	Little Rock-Pine Bluff, AR	KARK	NBC	O&O		7		(5)
74	Springfield, MO	KOLR	CBS	LSA		6		(5)
		KSFX	Fox	O&O				(5)
78	Rochester, NY	WROC	CBS	O&O		4		(5)
		WUHF	Fox	LSA				(5)
82	Shreveport, LA	KTAL	NBC	O&O		6	8/1/14
84	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O		6		(5)
		WCFN	MyNetworkTV	O&O				(5)
99	Johnstown-Altoona, PA	WTAJ	CBS	O&O		5		(5)
101	Evansville, IN	WTVW	Fox	O&O		5		(5)
102	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA KNWA	Fox/NBC NBC	O&O O&O		6		(5) (5)
107	Ft. Wayne, IN	WFFT	Fox	O&O		4		(5)
117	Peoria-Bloomington, IL	WMBD	CBS	O&O		5		(5)
		WYZZ	Fox	LSA				(5)
131	Amarillo, TX	KAMR	NBC	O&O		5		(5)
		KCIT	Fox	LSA				(5)
		KCPN-LP	MyNetworkTV	LSA				(5)
132	Rockford, IL	WQRF	Fox	O&O		4		(5)
		WTVO	ABC	LSA				(5)
136	Monroe, LA-El Dorado, AR	KARD	Fox	O&O		6		(5)
141	Beaumont-Port Arthur, TX	KBTV	NBC	O&O		4		(5)
142	Erie, PA	WJET	ABC	O&O		4		(5)
		WFXP	Fox	LSA				(5)
145	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O		4		(5)
		KODE	ABC	LSA				(5)
148	Lubbock, TX	KLBK	CBS	O&O		5		(5)
		KAMC	ABC	LSA				(5)
149	Wichita Falls, TX-Lawton, OK	KFDX	NBC	O&O		5		(5)
		KJTL	Fox	LSA				(5)
		KJBO-LP	MyNetworkTV	LSA				(5)
151	Terre Haute, IN	WTWO	NBC	O&O		3		(5)
		WFXW	Fox	LSA				(5)
157	Odessa-Midland, TX	KMID	ABC	O&O		5		(5)
164	Abilene-Sweetwater, TX	KTAB	CBS	O&O		4		(5)
		KRBC	NBC	LSA				(5)
169	Utica, NY	WFXV	Fox	O&O		4		(5)
		WPNY-LP	MyNetworkTV	O&O				(5)
		WUTR	ABC	LSA				(5)
170	Billings, MT	KSVI	ABC	O&O		4		(5)
		KHMT	Fox	LSA				(5)
172	Dothan, AL	WDHN	ABC	O&O		3		(5)
197	San Angelo, TX	KSAN	NBC	LSA		4		(5)
		KLST	CBS	O&O				(5)
201	St. Joseph, MO	KQTV	ABC	O&O		1		(5)

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2007 4th Edition, as published by BIA Financial Network, Inc.
(2)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see Note 2 to our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(3)	The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2007 4th Edition, as published by BIA Financial Network, Inc.
(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(5)	Application for renewal of license timely was submitted to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.
(6)	Although Nexstar owns WLYH, this station is programmed by Clear Channel Communications pursuant to a time brokerage agreement.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations and cable satellite television systems and, to a lesser extent, with newspapers, radio stations and internet advertising serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

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

Network Affiliations

Each station that we own and operate, program or provide sales and other services to as of December 31, 2007 is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WTVW	Evansville, IN	Fox	April 2008
WQRF	Rockford, IL	Fox	April 2008
KARD	Monroe, LA-El Dorado, AR	Fox	April 2008
KSFX	Springfield, MO	Fox	April 2008
WFXV	Utica, NY	Fox	June 2008
WFFT	Ft. Wayne, IN	Fox	December 2008
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2008
WTWO	Terre Haute, IN	NBC	December 2008
KBTV	Beaumont-Port Arthur, TX	NBC	December 2008
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2008
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2008
WTAJ	Johnstown-Altoona, PA	CBS	May 2010
KCIT	Amarillo, TX	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WDHN	Dothan, AL	ABC	December 2010
WJET	Erie, PA	ABC	December 2010
KSVI	Billings, MT	ABC	December 2010
KMID	Odessa-Midland, TX	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KQTV	St. Joseph, MO	ABC	December 2010
WPNY-LP	Utica, NY	MyNetworkTV	August 2011
WCFN	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2011
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2011
WUHF(1)	Rochester, NY	Fox	March 2012
WYZZ(1)	Peoria-Bloomington, IL	Fox	March 2012
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2012
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KOLR	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(2)	NBC	December 2014
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015
WLYH(3)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016

(1)	This station is owned by a subsidiary of Sinclair Broadcasting Group, Inc. which maintains the network affiliation agreement with the Fox network.
(2)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(3)	Under a time brokerage agreement, Nexstar allows Clear Channel TV, Inc. to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

We expect all of the network affiliation agreements listed above to be renewed upon expiration.

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

In July 2006, the FCC initiated a proceeding with respect to its broadcast ownership rules, including the duopoly rule. In a decision adopted on December 18, 2007 and released on February 4, 2008, the FCC made one change in its broadcast ownership rules—allowing local newspaper/broadcasting cross-ownership under circumstances, but determined that it would not make any other changes in its media ownership rules. It is likely that this FCC decision will be appealed. In addition, the FCC has a separate proceeding pending to determine whether to make television joint sales agreements attributable interests under its ownership rules.

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

The stations that Nexstar owns have a combined national audience reach of 5.6% of television households with the UHF discount.

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

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper except in cases where the market at issue is one of the 20 largest DMAs, and subject to other criteria and limitations.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2005 for the three year period that began on January 1, 2006. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Dothan, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We and Mission have long-term carriage agreements that expire in 2008 with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). Television broadcasters are currently required to broadcast both analog and DTV signals. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until February 17, 2009. Stations are required to simulcast 100% of the analog programming on the first DTV channel during the transition period.

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW and KTAB are broadcasting with full-power DTV signals. Nexstar’s station KARD initiated full-power DTV broadcasts on January 24, 2008. Nexstar’s station KLBK and Mission’s station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Nexstar stations KAMR, KBTV, KFDX, WDHN, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Nexstar stations KSVI and KLST and Mission station KHMT and has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations are scheduled to go DTV full-power by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

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

DTV Channel Election. On October 20, 2006, the FCC released an order establishing the permanent, post-transition DTV channels for all stations. Nexstar’s and Mission’s stations have been assigned in-core channels for their permanent DTV operations.

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but may only elect retransmission consent for their digital signals. When a television station operates only as a DTV station, and returns its analog channel to the FCC and converts to digital-only operations which, in most cases, will be on or about February 17, 2009, it may assert must-carry rights for a single DTV programming stream. Digital television signals carried on a cable system must be available to all subscribers on the system’s basic service tier.

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

Employees

As of December 31, 2007, we had a total of 2,265 employees, comprised of 1,968 full-time and 297 part-time or temporary employees. As of December 31, 2007, 198 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

We and Mission have a history of net losses.

We and Mission had aggregate net losses of $19.8 million, $9.0 million and $48.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We and Mission may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2007, we and Mission had $681.2 million of debt, which represented 115.1% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

Mission is 100% owned by an independent third party. Mission owns and operates 15 television stations as of December 31, 2007. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. The sole shareholder of Mission has granted to us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

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

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times beginning in April 2008 through September 2016.

Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business—Network Affiliations.”

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

In September 2006, two subsidiaries of Equity Broadcasting Corporation (“Equity”) submitted a petition to deny Nexstar’s applications for renewal of the KFTA and KNWA FCC licenses. The petition alleges that Nexstar improperly controls Mission and its stations. Nexstar subsequently filed its response to the petition. Although Nexstar’s and Mission’s management believe that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

Nexstar and Mission began to submit renewal of license applications for their stations beginning in June 2004. We and Mission expect the FCC to renew the licenses for our stations in due course.

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

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW and KTAB are broadcasting with full-power DTV signals. Nexstar’s station KARD initiated full-power DTV broadcasts on January 24, 2008. Nexstar’s station KLBK and Mission’s station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Nexstar stations KAMR, KBTV, KFDX, WDHN, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Nexstar stations KSVI and KLST and Mission station KHMT and has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations are scheduled to go DTV full-power by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

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

We and Mission have a material amount of goodwill and intangible assets, and therefore we and Mission could suffer losses due to future asset impairment charges.

As of December 31, 2007, approximately $494.1 million, or 69.7%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

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

The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 25 stations as of December 31, 2007) to modify our and Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. Digital conversion expenditures were $8.6 million, $14.3 million and $5.5 million respectively, for the years ended December 31, 2007, 2006 and 2005.

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

Direct broadcast satellite television companies are permitted to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our and Mission’s stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Dothan, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
News Bureau/Office-Studio	Leased	6,977 Sq. Ft.	11/30/09
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/11
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/09
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/13
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/10
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	11/30/10
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio	Leased	8,000 Sq. Ft.	1/31/10
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	1.2 Acres	—
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	240 Sq. Ft.	9/30/08

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio- Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	6/30/09
Sales Office-Frederick	Leased	1,200 Sq. Ft.	8/31/08
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KSFX—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	5/31/09

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio(3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/10

WPNY–LP—Utica, NY
Office-Studio(4)	—	—	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/08
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/11
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	12/31/10
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WQRF—Rockford, IL
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office	Leased	9,950 Sq. Ft.	Month to Month
Office	Leased	900 Sq. Ft.	7/31/08
Office-Studio	Leased	10,000 Sq. Ft.	7/31/14
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	936 Sq. Ft.	7/31/25
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Tower/Transmitter Site—Fort Smith	Leased	1,925 Sq. Ft.	9/1/11
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/09
Office-Johnstown	Leased	672 Sq. Ft.	2/28/11
Office-State College Bureau	Leased	7,200 Sq. Ft.	Month to Month
Office-Dubois Bureau	Leased	315 Sq. Ft.	9/30/10
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

Corporate Office—Irving, TX	Leased	18,168 Sq. Ft.	12/31/13

Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KSFX are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09
Microwave Relay Station	Leased	0.3 Acres	10/31/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100%Owned	20,000 Sq. Ft.	—

Corporate Office-Brecksville, OH	Leased	540 Sq. Ft.	10/31/10

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WFXW are owned by WTWO.
(3)	The office space and studio used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The Nasdaq Stock Market’s National Market (“Nasdaq”) under the symbol “NXST”.

The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated, as reported by Nasdaq:

2007:	High	Low
1st Quarter 2007	$10.05	$4.69
2nd Quarter 2007	$15.13	$9.29
3rd Quarter 2007	$15.41	$7.51
4th Quarter 2007	$10.80	$7.87

2006:
1st Quarter 2006	$5.22	$3.93
2nd Quarter 2006	$6.20	$3.94
3rd Quarter 2006	$4.85	$3.80
4th Quarter 2006	$5.20	$3.50

The following table summarizes the outstanding shares of common stock held by shareholders of record as of January 31, 2008:

Type	Shares Outstanding	Shareholders of Record
Common—Class A	15,005,839	50	(1)
Common—Class B	13,411,588	3

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 1,100 shareholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,293,000	$8.29	153,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,293,000	$8.29	153,000

For a more detailed description of our option plans and grants, we refer you to Note 11 to the consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from November 25, 2003, the date our Class A Common Stock was first traded on NASDAQ, through December 31, 2007 with the total return of (i) the NASDAQ Composite Index and (ii) a peer index consisting of the following publicly traded pure play television companies: ACME Communications, Inc., Gray Television, Inc., Hearst Argyle Television, Inc., LIN TV Corp., Sinclair Broadcast Group, Inc. and Young Broadcasting Inc. (the “Television Index”). Granite Broadcasting Corporation, a constituent of our Television Index prior to 2007, is not included in our Television Index for 2007 as a result of its deregistration as a public company in connection with its privatization in June 2007. The graph assumes the investment of $100 in our Class A Common Stock and in each of the indices on November 25, 2003. The performance shown is not necessarily indicative of future performance.

	11/25/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$102.70	$69.06	$37.53	$34.83	$68.46
NASDAQ Composite Index	$100.00	$102.07	$110.65	$113.08	$124.69	$137.07
Television Index (TV)	$100.00	$114.16	$96.72	$75.75	$78.39	$72.84

Item 6.	Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements. The following financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

	Fiscal year ended December 31,
	2007	2006	2005	2004	2003(1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$266,801	$265,169	$228,939	$249,531	$217,376
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	74,128	71,465	67,681	65,608	60,296
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	86,773	85,293	75,863	76,603	77,594
Amortization of broadcast rights	21,457	19,701	22,257	24,805	25,894
Depreciation and amortization	45,880	42,221	43,244	44,412	45,401
Merger related expenses	—	—	—	456	11,754
Gain on asset exchange	(1,962)	—	—	—	—
Loss on property held for sale	—	—	616	—	—
Loss (gain) on asset disposal, net	(17)	639	668	582	17

Income (loss) from operations	40,542	45,850	18,610	37,065	(3,580)
Interest expense	(55,040)	(51,783)	(47,260)	(52,265)	(68,342)
Loss on extinguishment of debt	—	—	(15,715)	(8,704)	(10,767)
Interest income	532	760	213	113	606
Other income, net	—	—	380	5,077	3,365

Loss before income taxes	(13,966)	(5,173)	(43,772)	(18,714)	(78,718)
Income tax benefit (expense).	(5,807)	(3,819)	(4,958)	(3,892)	15,031

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(19,773)	(8,992)	(48,730)	(22,606)	(63,687)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8,898)
Minority interest of consolidated entity	—	—	—	2,106	786

Net loss	$(19,773)	$(8,992)	$(48,730)	$(20,500)	$(71,799)

Net loss	$(19,773)	$(8,992)	$(48,730)	$(20,500)	$(71,799)
Accretion of preferred interests	—	—	—	—	(15,319)

Net loss attributable to common shareholders	$(19,773)	$(8,992)	$(48,730)	$(20,500)	$(87,118)

	Fiscal year ended December 31,
	2007	2006	2005	2004	2003(1)
	(in thousands, except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common shareholders	$(0.70)	$(0.32)	$(1.72)	$(0.72)	$(5.59)
Cumulative effect of change in accounting principle	—	—	—	—	(0.57)
Weighted average number of shares outstanding:
Basic and diluted	28,401	28,376	28,363	28,363	15,576
Balance Sheet Data (end of period):
Cash and cash equivalents	$16,226	$11,179	$13,487	$18,505	$10,848
Working capital (deficit)	(11,472)	21,872	26,144	35,249	20,405
Net intangible assets and goodwill	494,092	519,450	494,231	519,626	523,589
Total assets	708,702	724,709	680,081	734,965	727,096
Total debt	681,176	681,135	646,505	629,898	598,938
Total stockholder’s equity (deficit)	(89,390)	(73,290)	(66,025)	(17,295)	3,205
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$36,987	$54,462	$14,350	$31,911	$3,686
Investing activities	(18,608)	(79,272)	(26,358)	(44,605)	(124,411)
Financing activities	(13,332)	22,502	6,990	20,351	102,372
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$18,221	$23,751	$13,891	$10,298	$10,294
Cash payments for broadcast rights	8,376	8,284	9,704	10,520	12,395

(1)	On December 31, 2003, we completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). Quorum owned and operated 11 television stations and provided sales or other services to an additional 5 stations. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into us. The merger constituted a tax-free reorganization and has been accounted for as a merger under common control in a manner similar to pooling of interests. Accordingly, our consolidated financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As used in this discussion, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

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

Executive Summary

2007 Highlights

•

Net revenue increased 0.6% during the year ended December 31, 2007 compared to the year ended December 31 2006, primarily from the increase in local and national advertising revenue, retransmission compensation and new media revenue, partially offset by a decrease in political advertising revenue. Gross local and national advertising revenue on a combined basis increased $14.1 million, or 6.0%, during the year ended December 31, 2007 due in large part to our newly acquired station WTAJ as discussed below. Total revenue from the retransmission consent agreements was approximately $17.2 million for the year ended December 31, 2007 (of which approximately $11.8 million was retransmission compensation and approximately $5.4 million was advertising revenue generated from the retransmission consent agreements), compared to $13.7 million for the year ended December 31, 2006 (of which approximately $8.7 million was retransmission compensation and approximately $5.0 million was advertising revenue generated from the retransmission consent agreements). New media revenue increased by approximately $5.0 million to $5.1 million for the year ended December 31, 2007 compared to $0.1 million for the year ended December 31, 2006 as a result of all markets having implemented this new web-based revenue source as of June 2007 compared to implementation by only a few initial markets in 2006.

•

During the year ended December 31, 2007, repayments totaling $21.5 million were made to the loans under Nexstar’s and Mission’s senior secured credit facilities, of which $18.0 million were revolving loan repayments and $3.5 million were scheduled term loan maturities.

•

On December 29, 2006, we completed our acquisition of WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, for total consideration of $55.1 million, exclusive of transaction costs. The financial results for WTAJ and WLYH are included in 2007, but not in the years prior to 2007.

Overview of Operations

We owned and operated 32 television stations as of December 31, 2007. Through various local service agreements, we programmed or provided sales and other services to 17 additional television stations, including 15 television stations owned and operated by Mission as of December 31, 2007. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2007 with Mission:

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

In conjunction with Mission’s acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana—El Dorado, Arkansas market, effective January 16, 2008, it entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed above.

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

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission. We expect these option agreements to be renewed upon expiration.

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2007 and 2006, revenue generated from local advertising represented 70.3% and 69.6%, respectively, of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). The remaining advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Each of our stations and the stations we provide services to has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of our stations and the stations we provide services to receive cash compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox, MyNetworkTV and The CW do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future. Therefore, revenue associated with network compensation agreements is expected to decline in future years and may be eliminated altogether at some point in time.

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

Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

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

Industry Trends

The Television Bureau of Advertising has forecasted U.S. television spot advertising revenue (total of local and national advertising revenue, excluding political advertising revenue) in 2008 to increase by approximately 9% to 10% compared to 2007.

Our net revenue increased 0.6% to $266.8 million for the year ended December 31, 2007, compared to $265.2 million for the year ended December 31, 2006 primarily due to a combined net increase in gross local and national advertising revenue of $14.1 million (which includes $11.4 million in 2007 related to our newly acquired television station WTAJ), an increase of $3.1 million during 2007 related to retransmission compensation and an increase of $5.0 million during 2007 related to new media revenue. These increases were partially offset by the loss of advertising revenue generated during the coverage of the Olympic Games in 2006 and a decrease in political advertising revenue in 2007 due to the decline in the volume of advertising time purchased by campaigns for elective offices and for political issues.

Political advertising revenue was $4.3 million for the year ended December 31, 2007, a significant decrease from the $27.0 million for the year ended December 31, 2006. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. Since 2006 was an election year, a significant percentage of the Company’s revenue growth in 2006 was attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2008 is another election year, we expect a significant increase in the political advertising revenue to be reported in 2008 in relation to the amount of political advertising reported in 2007.

Automotive-related advertising, our largest advertising category, represented approximately 23.8% and 23.9% of our core local and national advertising revenue for the years ended December 31, 2007 and 2006, respectively. Our automotive-related advertising was relatively flat for the year ended December 31, 2007 as compared to the same period in 2006. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has generally followed a downward trend over the last two years. This trend has been primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

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

On January 16, 2008, Mission completed its acquisition of KTVE, the NBC affiliate in Monroe, Louisiana—El Dorado, Arkansas, for total consideration of $7.8 million, exclusive of transaction costs.

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

Also on April 1, 2005, we redeemed all our outstanding $160.0 million in aggregate principal amount of 12% senior subordinated notes (“12% Notes”) that were due to mature on April 1, 2008, at a price of $1,060 per

$1,000 principal amount. Redemption of the 12% Notes was funded from proceeds obtained through a combination of an offering of senior subordinated notes (as discussed below) and senior secured credit facility financing. The aggregate redemption payment of $169.6 million plus accrued interest made on April 1, 2005 included a $9.6 million call premium related to the retirement of the 12% Notes. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium and the write-off of approximately $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the 12% Notes. In conjunction with the redemption, we recorded a gain during the second quarter of 2005 of approximately $2.3 million from the write-off of a fair value hedge adjustment of the carrying amount of the 12% Notes pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS No. 133”), as amended.

Additionally, on April 1, 2005, we issued $75.0 million in aggregate principal amount of 7% senior subordinated notes at a price of 98.01% (“7% Notes”) due 2014. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of our previously issued 7% Notes. The net proceeds from the offering, together with proceeds from our senior secured credit facility, were used to redeem the 12% Notes.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$175,508	62.9	$164,077	58.8	$151,894	64.3
National	74,256	26.6	71,620	25.6	69,608	29.4
Political	4,308	1.6	27,031	9.7	2,249	1.0
Retransmission compensation(1)	11,810	4.2	8,696	3.1	2,860	1.2
Network compensation	4,364	1.6	4,210	1.5	6,629	2.8
New media revenue	5,113	1.8	100	—	—	—
Other	3,652	1.3	3,542	1.3	3,141	1.3

Total gross revenue	279,011	100.0	279,276	100.0	236,381	100.0
Less: Agency commissions	31,629	11.3	33,104	11.9	27,800	11.8

Net broadcast revenue	247,382	88.7	246,172	88.1	208,581	88.2
Trade and barter revenue	19,419		18,997		20,358

Net revenue	$266,801		$265,169		$228,939

(1)	Retransmission compensation consists of a per subscriber-based compensatory fee and excludes advertising revenue generated from retransmission consent agreements, which is included in gross local advertising revenue.

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$266,801	100.0	$265,169	100.0	$228,939	100.0
Operating expenses (income):
Corporate expenses	13,348	5.0	14,588	5.5	11,667	5.1
Station direct operating expenses, net of trade	68,112	25.5	64,358	24.3	60,362	26.4
Selling, general and administrative expenses	73,425	27.5	70,705	26.7	64,196	28.0
Loss on property held for sale	—	—	—	—	616	0.3
Gain on asset exchange	(1,962)	(0.7)	—	—	—	—
Loss (gain) on asset disposal, net	(17)	—	639	0.2	668	0.3
Trade and barter expense	18,423	6.9	18,717	7.1	19,766	8.6
Depreciation and amortization	45,880	17.2	42,221	15.9	43,244	18.9
Amortization of broadcast rights, excluding barter	9,050	3.4	8,091	3.1	9,810	4.3

Income from operations	$40,542		$45,850		$18,610

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenue

Gross local advertising revenue was $175.5 million for the year ended December 31, 2007, compared to $164.1 million for the same period in 2006, an increase of $11.4 million, or 7.0%. Gross national advertising revenue was $74.3 million for the year ended December 31, 2007, compared to $71.6 million for the same period in 2006, an increase of $2.7 million, or 3.7%. The combined net increase in gross local and national advertising revenue of $14.1 million was primarily the result of (1) the inclusion of local and national advertising revenue of approximately $11.4 million for 2007 from newly acquired television station WTAJ and (2) advertising revenue generated from the retransmission consent agreements which increased by approximately $3.5 million compared to the same period in 2006. Advertising revenue from the Telecommunications and Furniture business categories, which increased by approximately $1.1 million and $0.4 million during 2007 compared to the prior year, respectively, were offset by declines in advertising revenue from the Insurance, Fast Foods/Restaurants and Department and Retail Stores business categories, which decreased by approximately $1.0 million, $0.4 million and $0.6 million during 2007 compared to the prior year, respectively.

Gross political advertising revenue was $4.3 million for the year ended December 31, 2007, compared to $27.0 million for the same period in 2006, a decrease of $22.7 million, or 84.1%. The decrease in gross political revenue was attributed to statewide and/or local races (primarily in Pennsylvania, Missouri, Illinois, Texas, New York and Indiana) that occurred during the year ended December 31, 2006 as compared to nominal political advertising during the year ended December 31, 2007.

Retransmission compensation was $11.8 million for the year ended December 31, 2007, compared to $8.7 million for the same period in 2006, an increase of $3.1 million, or 35.8%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2007 compared to 2006, (2) annual rate increases in 2007 for certain retransmission consent agreements and (3) a few additional markets under retransmission consent agreements in 2007.

New media revenue, representing revenue generated from non-television web-based advertising, was $5.1 million for the year ended December 31, 2007, compared to $0.1 million for the year ended December 31, 2006. The increase in new media revenue was a result of having all of our markets complete implementation of this digital media platform initiative as of June 2007 compared to implementation by only a few initial markets in 2006.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $13.3 million for the year ended December 31, 2007, compared to $14.6 million for the year ended December 31, 2006, a decrease of $1.3 million, or 8.5%. The decrease during the year ended December 31, 2007 was primarily attributed to (1) approximately $1.0 million less incentive compensation recognized in 2007 than in 2006, (2) $0.3 million less of non-income related taxes incurred in 2007 and (3) $0.4 million less of audit and tax preparation fees incurred in 2007.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $141.5 million for the year ended December 31, 2007, compared to $135.1 million for the same period in 2006, an increase of $6.4 million, or 4.8%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the year ended December 31, 2007 was primarily attributed to the inclusion of such expenses totaling approximately $5.4 million for 2007 from newly acquired television station WTAJ and additional payroll costs incurred in 2007 mainly as a result of annual merit increases and costs associated with a new department created to develop web-based revenue.

Amortization of broadcast rights, excluding barter, was $9.1 million for the year ended December 31, 2007, compared to $8.1 million for the same period in 2006, an increase of $1.0 million, or 11.9%. The increase was primarily attributed to the amortization of broadcast rights of approximately $0.6 million for 2007 from newly acquired television station WTAJ.

Amortization of intangible assets was $25.7 million for the year ended December 31, 2007, compared to $24.1 million for the same period in 2006, an increase of $1.6 million, or 6.4%. The increase was primarily related to the amortization of intangible assets of approximately $1.8 million for 2007 from newly acquired television station WTAJ.

Depreciation of property and equipment was $20.2 million for the year ended December 31, 2007, compared to $18.1 million for the same period in 2006, an increase of $2.1 million, or 11.7%. The increase was primarily attributed to the depreciation of assets of approximately $1.6 million for 2007 from newly acquired television station WTAJ.

For the year ended December 31, 2007, we recognized a non-cash gain of $2.0 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the last three quarters of 2007.

Income from Operations

Income from operations was $40.5 million for the year ended December 31, 2007, compared to $45.9 million for the same period in 2006, a decrease of $5.4 million, or 11.6%. The decrease was primarily the result of the increase in operating expenses, particularly in station direct operating expenses, net of trade, and selling, general and administrative expenses, depreciation and amortization of intangible assets as described above, for the year ended December 31, 2007 compared to the same period in 2006, partially offset by increases in net revenue and gain on asset exchange.

Interest Expense

Interest expense, including amortization of debt financing costs, was $55.0 million for the year ended December 31, 2007, compared to $51.8 million for the same period in 2006, an increase of $3.2 million, or 6.3%. The increase in interest expense was primarily attributed to (1) higher average interest rates incurred during the year ended December 31, 2007 compared to the same period in 2006 under our and Mission’s senior credit facilities and (2) a greater amount of average debt outstanding in 2007 under our senior credit facility resulting from the borrowing in connection with our acquisition of WTAJ and WLYH in December 2006.

Income Taxes

Income tax expense was $5.8 million for the year ended December 31, 2007, compared to $3.8 million for the same period in 2006, an increase of $2.0 million, or 52.1%. The increase was primarily due to (1) the recognition of a $0.5 million benefit from a prior year tax position in the third quarter of 2006, (2) a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the Texas Margin Tax recorded in the second quarter of 2006, (3) a provision for current state income tax of $0.5 million for the year ended December 31, 2007 related to the Texas Margin Tax and (4) $0.8 million of income tax expense for the year ended December 31, 2007 related to the increase in deferred tax liabilities in 2007 associated with our newly acquired television station WTAJ. The increase was partially offset by (1) a $0.5 million reduction in our deferred state income tax provision for the year ended December 31, 2007 resulting from the enactment of recent legislation revising the Texas Margin Tax and its computation of the temporary credit for Texas business loss carryovers and (2) the recognition of a $0.1 million benefit from a prior year tax position in the third quarter of 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $135.1 million for the year ended December 31, 2006 compared to $124.6 million for the same period in 2005, an increase of $10.5 million, or 8.4%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the year ended December 31, 2006 was primarily attributed to (1) an increase in outside services related to the payments made to Sinclair for the WUHF outsourcing agreement that commenced in September 2005, (2) an increase in sales commissions associated with the increase in our local, national and political advertising revenue, (3) an increase in programming costs and music licenses associated with WUHF, and (4) an increase in news department costs, including the expansion of newscasts.

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

Interest Expense

Interest expense, including amortization of debt financing costs, was $51.8 million for the year ended December 31, 2006 compared to $47.3 million for the same period in 2005, an increase of $4.5 million, or 9.6%. The increase in interest expense was primarily attributed to the issuance of $75.0 million of 7% Notes in April 2005, and higher average interest rates in 2006 under our and Mission’s senior credit facilities, partially offset by the redemption of the 12% Notes in April 2005 and a decrease in the amount of term loan debt outstanding in 2006 under our and Mission’s senior credit facilities.

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

Income Taxes

Income taxes decreased by $1.1 million, or 23.0%, for the year ended December 31, 2006 compared to the same period in 2005. The decrease in income taxes was primarily due to a $0.5 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006 and the recognition of a $0.5 million benefit from a prior year tax position in the third quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$36,987	$54,462	$14,350
Net cash used for investing activities	(18,608)	(79,272)	(26,358)
Net cash provided by (used for) financing activities	(13,332)	22,502	6,990

Net increase (decrease) in cash and cash equivalents	$5,047	$(2,308)	$(5,018)

Cash paid for interest	$40,575	$38,182	$44,947
Cash paid (refunded) for income taxes, net	$51	$36	$(59)

	December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$16,226	$11,179
Long-term debt including current portion	$681,176	$681,135
Unused commitments under senior secured credit facilities(1)	$69,500	$59,500

(1)	Based on covenant calculations, as of December 31, 2007, $63.2 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows—Operating Activities

The comparative net cash flows provided by operating activities decreased by $17.5 million during the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily due to (1) less favorable operating results as reflected in the $10.8 million increase in net loss, (2) a decrease of $5.3 million resulting from the timing of payments for accounts payable and accrued expenses and (3) a decrease of $5.3 million resulting from the timing of collections of accounts receivable.

Cash paid for interest increased by $2.4 million during the year ended December 31, 2007 compared to the same period in 2006. The increase was due to an increase in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $26.6 million for the year ended December 31, 2007, compared to $24.2 million for the year ended December 31, 2006, an increase of $2.4 million. The increase was due to higher average interest rates incurred during the year ended December 31, 2007 compared to the same period in 2006 and a greater amount of average debt outstanding in 2007 on the respective credit facilities.

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

Cash Flows—Investing Activities

The comparative net cash used for investing activities decreased by $60.7 million during the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily due to decreases in purchases of property and equipment and in acquisition-related payments.

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

Capital expenditures were $18.5 million for the year ended December 31, 2007, compared to $24.4 million for the year ended December 31, 2006. The decrease was primarily attributable to digital conversion expenditures, which was $8.6 million for the year ended December 31, 2007 compared to $14.3 million for the same period in 2006. We project that 2008 full-year capital expenditures will be approximately $33 million, which is expected to include approximately $29 million of digital conversion expenditures. We expect to conclude our digital conversion expenditures during 2008.

Capital expenditures were $24.4 million for the year ended December 31, 2006 compared to $14.0 million for the year ended December 31, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $5.5 million for the year ended December 31, 2005 to $14.3 million for the same period in 2006.

Cash used for station acquisitions was $0.4 million for the year ended December 31, 2007, $55.5 million for the year ended December 31, 2006 and $12.5 million for the year ended December 31, 2005.

Acquisition-related payments for the year ended December 31, 2007 consisted of a $0.4 million down payment for Mission’s acquisition of KTVE.

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

Cash Flows—Financing Activities

The comparative net cash from financing activities decreased by $35.8 million during the year ended December 31, 2007 compared to the same period in 2006, due to the decrease in the proceeds during 2007 from revolving loan borrowings under our and Mission’s senior secured credit facilities and the increase in repayments during 2007 under our and Mission’s senior secured credit facilities.

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

During the year ended December 31, 2007, there were $3.5 million of scheduled term loan maturities, $18.0 million of revolving loan repayments and $8.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2007, Nexstar and Mission had total combined debt of $681.2 million, which represented 115.1% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness (undiscounted) scheduled to mature for the periods referenced as of December 31, 2007:

	Total	2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Nexstar senior credit facility	$180,845	$1,758	$3,516	$175,571	$—
Mission senior credit facility	175,814	1,727	3,454	170,633	—
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	46,906	—	—	83,094

	$686,659	$50,391	$6,970	$346,204	$283,094

On April 1, 2008, Nexstar is required to redeem a principal amount of 11.375% senior discount notes (“11.375% Notes”) outstanding sufficient to ensure that the 11.375% Notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment will be $46.9 million and will be funded with cash generated from operations and from borrowings under its senior secured credit facility.

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th of each year. The 11.375% Notes will not begin to accrue cash interest until April 1, 2008. Commencing October 1, 2008 we will make semiannual interest payments on our 11.375% Notes on April 1st and October 1st of each year. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior credit facilities, as well as of the indentures governing our publicly-held notes, limit, but do not prohibit, us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities or otherwise issue debt in the future and could increase the cost of such facilities.

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

As of December 31, 2007 and throughout the corresponding year, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2008. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On April 1, 2008, we are required to redeem a principal amount of our $130.0 million 11.375% senior discount notes (“11.375% Notes”) outstanding which will be sufficient to ensure that the 11.375% Notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment is approximately $46.9 million and we expect to fund the payment with cash generated from operations and from borrowings under our senior secured credit facility.

Effective on April 1, 2008 under our bank credit facility agreement, we are required to include the remaining principal balance of Nexstar Finance Holdings 11.375% Notes in the calculation of our total leverage ratio. Accordingly, as of June 30, 2008, the outstanding principal of $83.1 million on the 11.375% Notes will be included as debt outstanding in this covenant compliance ratio.

Given the impact of including the 11.375% notes in our June 30, 2008 total leverage ratio, we are currently pursuing certain initiatives to enhance our ability to comply with this June 30, 2008 covenant. These initiatives included modifying certain vendor payment terms which will have a more favorable impact on our cash flows relative to covenant calculations, prior to June 30, 2008. We also have repositioned approximately $13 million of capital expenditures originally planned for the first six months of 2008 into the last six months of 2008. In addition, we believe that we have certain other cash management and cost containment measures that could be implemented by the management team to ensure compliance with our covenants at June 30, 2008. Notwithstanding the operational initiatives described above, we would also have the ability to seek a debt covenant waiver from our lenders.

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

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW and KTAB are broadcasting with full-power DTV signals. Nexstar’s station KARD initiated full-power DTV broadcasts on January 24, 2008. Nexstar’s station KLBK and Mission’s station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Nexstar stations KAMR, KBTV, KFDX, WDHN, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Nexstar stations KSVI and KLST and Mission station KHMT and has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations are scheduled to go DTV full-power by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

DTV conversion expenditures were $8.6 million, $14.3 million and $5.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 25 stations as of December 31, 2007) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

No Off-Balance Sheet Arrangements

At December 31, 2007, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at December 31, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Total	2008	2009-2010	2011-2012	Thereafter
	(dollars in thousands)
Nexstar senior credit facility	$180,845	$1,758	$3,516	$175,571	$—
Mission senior credit facility	175,814	1,727	3,454	170,633	—
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	46,906	—	––	83,094
Cash interest on debt	251,753	45,001	94,991	86,035	25,726
Broadcast rights current cash commitments(1)	10,686	6,039	3,302	1,188	157
Broadcast rights future cash commitments	15,946	1,690	9,753	3,784	719
Executive employee contracts(2)	16,449	5,895	7,279	3,275	—
Operating lease obligations	57,420	4,010	7,487	7,468	38,455
KTVE purchase price obligation	7,332	7,332	—	—	—

Total contractual cash obligations	$1,046,245	$120,358	$129,782	$447,954	$348,151

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2007 in the amount of $12.8 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As discussed in Note 13, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) as of January 1, 2007. At December 31, 2007, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Consolidation of Mission and Variable Interest Entities

Our consolidated financial statements include the accounts of independently-owned Mission and certain other entities when it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with FIN No. 46. Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. FIN No. 46R expands the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying FIN No. 46R, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards. Our evaluation of the “risks and rewards” model must be an ongoing process and may alter as facts and circumstances change.

Mission is included in our consolidated financial statements because we believe we have a controlling financial interest in Mission as a result of local service agreements we have with each of Mission’s stations, our guarantee of the obligations incurred under Mission’s senior credit facility and purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. We expect these option agreements to be renewed upon expiration.

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

Valuation of Goodwill and Intangible Assets

The process of establishing the value of goodwill and intangible assets and performing our annual impairment testing of goodwill and broadcast licenses (“FCC licenses”) requires us to make a significant number of assumptions and estimates in determining a fair value based on the present value of projected future cash flows (“discounted cash flows analysis”). To assist in this process, we utilize the services of appraisal and valuation consulting firms. The assumptions and estimates required for the discounted cash flows analysis included market revenue share, future market revenue growth, operating profit margins, cash flow multiples, weighted-average cost of capital and our ability to renew affiliation contracts, among others.

The value of FCC licenses is determined assuming a hypothetical independent start-up station whose only intangible asset is the FCC license. The value of network affiliation agreements is determined as the difference between the value derived for the hypothetical independent start-up station and the value derived assuming that the start-up station has a network affiliation.

We test the impairment of goodwill and FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment tests consist of a comparison of the assets’ fair value, based on a discounted cash flows analysis, to their carrying amount on a market-by-market basis. The projected future cash flows used to test FCC licenses exclude network compensation payments. Our estimate of future cash flows may be significantly impacted due to an adverse change in the advertising marketplace or other economic factors affecting our industry at the time the impairment tests are performed. Nexstar and Mission completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2007, 2006 and 2005, which resulted in no impairment being recognized in 2007, 2006 and 2005.

We test network affiliation agreements for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The process we use for determining the recoverability of network affiliation agreements is subjective and requires us to make estimates and judgments about the cash flows attributable to the network affiliation agreements over their estimated remaining useful lives. Management has determined that 15 years is a reasonable estimated useful life. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Allowance for doubtful accounts were $1.2 million and $1.1 million at December 31, 2007 and 2006, respectively.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2007, the amounts of current broadcast rights and non-current broadcast rights were $13.9 million and $7.7 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $12.4 million, $11.6 million and $12.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Trade revenue of $7.0 million, $7.4 million and $7.9 million was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. We incurred trade and barter expense of $18.4 million, $18.7 million and $19.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, we account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made.

On January 1, 2007, we adopted FIN No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes we recognize these items as components of income tax expense.

Stock Option Expense Recognition

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. We recognize the expense related to our stock options over the period that the employee is required to provide services, and only to the extent the awards vest. Therefore, we apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit nonvested options. We base the forfeiture rate assumption on Nexstar’s historical experience of award forfeitures, and as necessary, adjusted for certain events that are not expected to recur during the expected term of the option.

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

These transactions are recorded at the estimated fair market value of the equipment received. We derive our estimate of fair market value from the most recent prices paid to manufacturers and vendors for the specific equipment we acquire. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. Delayed application is permitted for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) in financial statements issued for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 160 will have on the Company's consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at December 31, 2007 under the senior credit facilities bear interest at 6.58%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2007 under Nexstar’s senior credit facility bear interest at 6.08%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2007 under Mission’s senior credit facility bear interest at 7.25%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facilities	$3,567	$1,783	$(1,783)	$(3,567)

Our 7% Notes and 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of December 31, 2007, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

The fair value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2007 was approximately $671.4 million, which was approximately $9.8 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

Given the interest rates that were in effect at December 31, 2006, as of that date, we estimated that our cash flows from operations would have increased by approximately $3.7 million and $1.9 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $1.9 million and $3.7 million, respectively, for a 50 BPS and 100 BPS interest rate increase. The estimated fair value of the Company’s total long-term debt at December 31, 2006 was approximately $674.5 million, which was approximately $6.6 million less than its carrying value.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8.	Consolidated Financial Statements and Supplementary Data

Our Financial Statements are filed with this report. The Financial Statements and Supplementary Data are included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

It em 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Nexstar’s management, with the participation of its President and Chief Executive Officer along with its Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of the end of the period covered by this report, Nexstar’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2007, Nexstar’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item 11 will be set forth in the Proxy Statement under the headings “Compensation of Executive Officers” and “Director Compensation,” which information is incorporated herein by reference. Information specified in Items 402(k) and 402(l) of Regulation S-K and set forth in the Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information required by this Item 12 will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management,” and “Compensation of Executive Officers,” which information is incorporated herein by reference.

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

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Nexstar Broadcasting Group, Inc. have been included on pages F-1 through F-61 of this Annual Report on Form 10-K:

•	See the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed with this report.

The audited financial statements of Mission Broadcasting, Inc. as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 20 to the financial statements filed as part of this report.

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

Dated: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2008.

Name	Title

/s/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MATTHEW E. DEVINE Matthew E. Devine	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAY M. GROSSMAN Jay M. Grossman	Director

/s/ ROYCE YUDKOFF Royce Yudkoff	Director

/s/ BLAKE R. BATTAGLIA Blake R. Battaglia	Director

/s/ ERIK BROOKS Erik Brooks	Director

/s/ BRENT STONE Brent Stone	Director

/s/ GEOFF ARMSTRONG Geoff Armstrong	Director

/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director

Michael Donovan	Director

/s/ LISBETH MCNABB Lisbeth McNabb	Director

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexstar Broadcasting Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2008

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands, except share information)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,226	$11,179
Accounts receivable, net of allowance for doubtful accounts of $1,208 and $1,061, respectively .	55,346	48,539
Current portion of broadcast rights	13,885	14,740
Taxes receivable	351	247
Prepaid expenses and other current assets	2,482	2,261
Deferred tax asset	15	4

Total current assets	88,305	76,970
Property and equipment, net	111,612	110,903
Broadcast rights	7,674	9,869
Goodwill	151,686	149,396
FCC licenses	163,795	163,795
Other intangible assets, net	178,611	206,259
Other noncurrent assets	6,399	7,364
Deferred tax asset	620	153

Total assets	$708,702	$724,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$50,391	$3,485
Current portion of broadcast rights payable	13,943	15,099
Accounts payable	8,334	10,040
Accrued expenses	13,563	14,231
Taxes payable	478	—
Interest payable	6,499	6,657
Deferred revenue	6,569	5,586

Total current liabilities	99,777	55,098
Debt	630,785	677,650
Broadcast rights payable	9,569	10,807
Deferred tax liabilities	44,555	38,697
Deferred revenue	2,096	2,965
Deferred gain on sale of assets	5,368	5,804
Other liabilities	5,942	6,978

Total liabilities	798,092	797,999

Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock:
Class A Common—$0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,005,839 and 14,316,810 at December 31, 2007 and 2006, respectively	150	143
Class B Common—$0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2007 and 2006, respectively	134	134
Class C Common—$0.01 par value, authorized 5,000,000 shares; issued and outstanding none and 662,529 at December 31, 2007 and 2006, respectively	—	7
Additional paid-in capital	396,293	394,120
Accumulated deficit	(485,967)	(467,694)

Total stockholders’ deficit	(89,390)	(73,290)

Total liabilities and stockholders’ deficit	$708,702	$724,709

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	2007	2006	2005
Net revenue	$266,801	$265,169	$228,939

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	74,128	71,465	67,681
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	86,773	85,293	75,863
Amortization of broadcast rights	21,457	19,701	22,257
Amortization of intangible assets	25,671	24,135	26,511
Depreciation	20,209	18,086	16,733
Gain on asset exchange	(1,962)	—	—
Loss on property held for sale	—	—	616
Loss (gain) on asset disposal, net	(17)	639	668

Total operating expenses	226,259	219,319	210,329

Income from operations	40,542	45,850	18,610
Interest expense, including amortization of debt financing costs	(55,040)	(51,783)	(47,260)
Loss on extinguishment of debt	—	—	(15,715)
Interest income	532	760	213
Other income, net	—	—	380

Loss before income taxes	(13,966)	(5,173)	(43,772)
Income tax expense	(5,807)	(3,819)	(4,958)

Net loss	$(19,773)	$(8,992)	$(48,730)

Net loss per common share:
Basic and diluted	$(0.70)	$(0.32)	$(1.72)
Weighted average number of common shares outstanding:
Basic and diluted	28,401	28,376	28,363

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2005	14,289,310	$143	13,411,588	$134	662,529	$7	$392,393	$(409,972)	$(17,295)
Net loss	—	—	—	—	—	—	—	(48,730)	(48,730)

Balance at December 31, 2005	14,289,310	143	13,411,588	134	662,529	7	392,393	(458,702)	(66,025)
Stock-based compensation expense	—	—	—	—	—	—	1,598	—	1,598
Issuance of common shares related to restricted stock award	27,500	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	(8,992)	(8,992)

Balance at December 31, 2006	14,316,810	143	13,411,588	134	662,529	7	394,120	(467,694)	(73,290)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	—	—	—	—	1,500	1,500
Stock based compensation expense	—	—	—	—	—	—	2,009	—	2,009
Issuance of common shares related to exercise of stock options	24,000	—	—	—	—	—	153	—	153
Issuance of common shares related to restricted stock award	2,500	—	—	—	—	—	11	—	11
Exchange of Class C common shares for Class A common shares	662,529	7	—	—	(662,529)	(7)	—	—	—
Net loss	—	—	—	—	—	—	—	(19,773)	(19,773)

Balance at December 31, 2007	15,005,839	$150	13,411,588	$134	—	$—	$396,293	$(485,967)	$(89,390)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,773)	$(8,992)	$(48,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	5,380	4,284	4,887
Provision for bad debts	1,112	963	1,151
Depreciation of property and equipment	20,209	18,086	16,733
Amortization of intangible assets	25,671	24,135	26,511
Amortization of debt financing costs	1,067	1,414	1,320
Amortization of broadcast rights, excluding barter	9,050	8,091	9,810
Payments for broadcast rights	(8,376)	(8,284)	(9,704)
Loss (gain) on asset disposal, net	(17)	639	668
Gain on asset exchange	(1,962)	—	—
Loss on property held for sale	—	—	616
Loss on extinguishment of debt	—	—	15,715
Deferred gain recognition	(436)	(436)	(436)
Amortization of debt discount	13,526	12,115	11,028
Stock-based compensation expense including restricted stock award	2,020	1,727	—
Effect of accounting for derivative instruments	—	—	(197)
Call premium and interest paid in connection with repayments of senior subordinated notes	—	—	(15,981)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,947)	(2,681)	567
Prepaid expenses and other current assets	(167)	(251)	603
Taxes receivable	(104)	(247)	—
Other noncurrent assets	(546)	(463)	(455)
Accounts payable and accrued expenses	(2,618)	2,665	736
Taxes payable	478	(249)	160
Interest payable	(158)	101	(2,310)
Deferred revenue	114	975	1,290
Other noncurrent liabilities	464	870	368

Net cash provided by operating activities	36,987	54,462	14,350

Cash flows from investing activities:
Additions to property and equipment	(18,541)	(24,354)	(14,016)
Proceeds from sale of assets	320	603	125
Acquisition of broadcast properties and related transaction costs	—	(55,521)	(12,467)
Down payment on acquisition of station	(387)	—	—

Net cash used for investing activities	(18,608)	(79,272)	(26,358)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	427,375
Repayment of long-term debt	(21,485)	(15,485)	(263,696)
Proceeds from revolver draws	8,000	38,000	1,000
Proceeds from issuance of common shares related to exercise of stock options	153	—	—
Repayment of senior subordinated notes	—	—	(153,619)
Payments for debt financing costs	—	(13)	(4,070)

Net cash provided by (used for) financing activities	(13,332)	22,502	6,990

Net increase (decrease) in cash and cash equivalents	5,047	(2,308)	(5,018)
Cash and cash equivalents at beginning of year	11,179	13,487	18,505

Cash and cash equivalents at end of year	$16,226	$11,179	$13,487

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$40,575	$38,182	$44,947

Income taxes, net	$51	$36	$(59)

Non-cash investing activities:
Equipment acquired from asset exchange	$2,049	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2007, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 49 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements to be renewed upon expiration. As of December 31, 2007, the assets of Mission consisted of current assets of $11.0 million (excluding broadcast rights), broadcast rights of $4.7 million, FCC licenses of $28.7 million, goodwill of $17.1 million, other intangible assets of $36.4 million, property and equipment of $20.1 million and other noncurrent assets of $1.0 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2007:

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

Nexstar also guarantees the obligations incurred under Mission’s senior secured credit facility (see Note 9). Mission is a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar (see Note 9). In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements to be renewed upon expiration.

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

Nexstar has determined that it has a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, which is owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. As successor to a JSA and SSA entered into effective March 21, 2001 by Quorum Broadcasting of Louisiana, Inc., Nexstar, (a) under the JSA, permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the related market in return for a monthly fee paid to Nexstar and (b) under the SSA, shares with Piedmont the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective television stations. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Nexstar has evaluated its arrangement with Piedmont and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated KTVE under FIN No. 46R. Nexstar received payments from Piedmont under the JSA of approximately $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In conjunction with Mission’s acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana—El Dorado, Arkansas market, effective January 16, 2008, it entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed in Note 2—“Mission.” The JSA and SSA between Mission and Piedmont were terminated effective with the closing of Mission’s acquisition of KTVE from Piedmont on January 16, 2008.

Nexstar has determined that it has a variable interest in WYZZ, the Fox affiliate in Peoria, Illinois, which is owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of an outsourcing agreement it entered into effective December 1, 2001. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expires in December 2008, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WYZZ under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $0.9 million, $1.4 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Nexstar has determined that it has a variable interest in WUHF, the Fox affiliate in Rochester, New York, which is owned by a subsidiary of Sinclair, as a result of an outsourcing agreement it entered into effective September 1, 2005. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement. The outsourcing agreement expires in September 2012, but at any time it may be canceled by either party upon 180 days written notice. Nexstar has evaluated its arrangement with Sinclair and has determined that it is not the primary beneficiary of the variable interest, and therefore, has not consolidated WUHF under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreement of $2.4 million, $3.8 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Nexstar has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by Television Station Group Holdings, LLC (“TSGH”), the former owner of WLYH, The CW affiliate in the market. Under the TBA, Nexstar allows Clear Channel to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. Nexstar received payments from Clear Channel under the TBA of $50 thousand for the year ended December 31, 2007. Since this agreement became effective for Nexstar on December 29, 2006 in conjunction with its acquisition of WTAJ and WLYH from TSGH, no fees were paid to Nexstar under the TBA for the year ended December 31, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, trade and barter transactions, income taxes, the recoverability of broadcast rights and the carrying amounts, recoverability and useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company recorded bad debt expense of $1.1 million, $1.0 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

•	Advertising revenue is recognized, net of agency commissions, in the period during which the commercial is aired.

•

Network compensation is either recognized when the Company’s station broadcasts specific network programming based upon a negotiated hourly-rate, or on a straight-line basis based upon the total negotiated compensation to be received by the Company over the term of the agreement.

•	Retransmission compensation is recognized based on the number of subscribers over the contract period.

•

Other revenues, which include web-based revenue, revenue from the production of client advertising spots and other similar activities from time to time, are recognized in the period during which the services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $12.4 million, $11.6 million and $12.4 million of barter revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $12.4 million, $11.6 million and $12.4 million of barter expense for the years ended December 31, 2007, 2006 and 2005, respectively, which was included in amortization of broadcast rights in the Company’s consolidated statement of operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $7.0 million, $7.4 million and $7.9 million of trade revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Trade expense is recognized when services or merchandise received are used. The Company recorded $6.0 million, $7.1 million and $7.3 million of trade expense for the years ended December 31, 2007, 2006 and 2005, respectively, which was included in direct operating expenses in the Company’s consolidated statement of operations.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Intangible Assets

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”) and network affiliation agreements that are stated at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but instead are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. An impairment assessment of the Company’s intangible assets could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others.

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

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2007, 2006 and 2005, which resulted in no impairment being recognized for the Company in 2007, 2006 and 2005.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2007 and 2006, debt financing costs of $5.7 million and $6.8 million, respectively, were included in other noncurrent assets.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Comprehensive Income (Loss)

The Company reports comprehensive income or loss and its components in accordance with FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive loss includes, in addition to net loss, items of other comprehensive income (loss) representing certain changes in equity that are excluded from net loss and instead are recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2007, 2006 and 2005, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.9 million, $2.5 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

Prior to January 1, 2006, the Company had accounted for Nexstar’s stock-based employee compensation plan using the intrinsic value method of expense recognition prescribed by Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, which was permitted as an alternative to the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method compensation expense was not recognized for stock options granted with an exercise price greater than or equal to the fair market value of Nexstar’s common stock on the date of the grant. The Company did not recognize compensation cost for employee stock options for the year ended December 31, 2005, as all options granted under Nexstar’s stock-based employee compensation plan had an exercise price greater than or equal to the market price of Nexstar’s common stock on the date of grant. The Company had applied the disclosure only provisions of SFAS No. 123 and made pro forma disclosure as if the fair value of stock options had been expensed under the accounting prescribed by SFAS No. 123.

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

On January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes the Company recognizes these items as components of income tax expense.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the years ended December 31, 2007, 2006 and 2005 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Years Ended December 31,
	2007	2006	2005
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	1,075,247	2,159,767	2,059,087

In-the-money stock options excluded as the Company had a net loss during the period	2,532,904	772,726	42,191

Unvested restricted stock	151	17,106	—

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets”. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. Delayed application is permitted for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) in financial statements issued for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

On January 1, 2007, the Company adopted FIN No. 48, which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 13 for further discussion of the Company’s unrecognized tax benefits.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 160 will have on the Company's consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

Purchase Acquisitions

During 2005 and 2006, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill. The consolidated financial statements include the operating results of each business from the earlier of the TBA commencement date if required by FIN No. 46R or the date of acquisition.

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

WTAJ and WLYH

On July 26, 2006, Nexstar entered into a purchase agreement with TSGH, which owned WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania. WLYH is programmed by a third party under a TBA that extends until 2015. See Note 5 for a more complete discussion of WLYH’s TBA. On December 29, 2006, Nexstar completed the acquisition of WTAJ and WLYH for total consideration of $55.1 million, exclusive of transaction costs. Pursuant to the terms and conditions of the purchase agreement, $5.0 million of the total consideration was placed in a third party escrow account in accordance with the terms of an indemnification escrow agreement. The indemnification escrow agreement covers a one-year period commencing on December 29, 2006 and provides a basis for which Nexstar may assert certain claims within the terms of the indemnification escrow agreement.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Nexstar estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

Accounts receivable	$87
Current portion of broadcast rights	407
Prepaid expenses and other current assets	84
Property and equipment	6,907
Broadcast rights	166
Intangible assets	46,116
Goodwill	3,356

Total assets acquired	57,123
Less: current portion of broadcast rights payable	394
Less: accounts payable	124
Less: accrued expenses	175
Less: broadcast rights payable	166
Less: other liabilities	483

Net assets acquired	$55,781

Of the $46.1 million of acquired intangible assets, $25.4 million was assigned to FCC licenses that are not subject to amortization and $20.3 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.4 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $3.4 million is expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WTAJ and WLYH had occurred on January 1, 2005:

	Year Ended December 31,
	2006	2005
	(in thousands, except per share amounts)
Net revenue	$278,272	$240,483
Income from operations	49,271	20,607
Loss before income taxes	(4,359)	(43,692)
Net loss	(8,927)	(49,397)
Basic and diluted net loss per share	$(0.31)	$(1.74)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods. There is no pro forma information presented for WTVO and KFTA/KNWA for the comparable period in fiscal year 2005 since the acquisitions of WTVO and KFTA/KNWA were consummated near the beginning of the year and the pro forma results would not be materially different from the Company’s result of operations as reported.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Subsequent Acquisition

On January 16, 2008, Mission completed the acquisition of KTVE, the NBC affiliate in Monroe, Louisiana-El Dorado, Arkansas for total consideration of $7.8 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $0.4 million against the purchase price on June 27, 2007 to acquire substantially all of the assets of KTVE. Mission paid the remaining $7.4 million on January 16, 2008, exclusive of transaction costs.

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

The impact of all the local service agreements between Nexstar and Mission is eliminated in consolidation.

Local Service Agreements in Connection with Acquisitions

In connection with the acquisitions discussed in Note 3, except for WTAJ and WLYH the Company entered into local service agreements to provide programming and sell advertising for the stations under a TBA until the acquisition was consummated. Under these agreements, Nexstar or Mission made specific periodic payments in exchange for the right to provide programming and sell advertising during a portion of the stations’ broadcast time. The agreements also entitled Nexstar and Mission to all revenue attributable to commercial advertising sold on these stations. The Company provided programming and sold advertising for the stations under the local service agreements until the acquisition of the stations was consummated, at which time the agreements were terminated.

Other Local Service Agreements

Local service agreements entered into with other independent third parties which impact the Company’s 2005, 2006 and 2007 consolidated financial statements are discussed below.

As successor to an agreement entered into by TSGH, former owner of WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, Nexstar has a TBA with Clear Channel. Under the TBA, Nexstar allows Clear Channel to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. Since this agreement became effective for Nexstar on December 29, 2006 in conjunction with its acquisition of WTAJ and WLYH from TSGH, no fees were paid to Nexstar under the TBA for the year ended December 31, 2006. Fees paid to Nexstar under the TBA with Clear Channel in the amount of $50 thousand are included in the consolidated statement of operations for the year ended December 31, 2007.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Local Service Agreements—(Continued)

As successor to agreements entered into effective March 21, 2001 by Quorum Broadcast Holdings, LLC, Nexstar has a JSA and SSA with Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), the licensee of KTVE, the NBC affiliate television station in El Dorado, Arkansas. Under the JSA, Nexstar permits Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the market. The JSA also entitles Piedmont to all revenue attributable to commercial advertisements it sells on KARD. During the term of the JSA, Piedmont is obligated to pay Nexstar a monthly fee based on the combined operating cash flow of KTVE and KARD, as defined in the agreement. Under the SSA, Nexstar and Piedmont share the costs of certain services and procurements, which they individually require in connection with the ownership and operation of their respective station. The terms of the JSA and SSA with Piedmont are 10 years and may be extended automatically for two additional 10-year terms unless the agreements are otherwise terminated. Fees paid to Nexstar under the JSA with Piedmont in the amount of $1.3 million, $1.1 million and $1.0 million are included in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In conjunction with Mission’s acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana—El Dorado, Arkansas market, effective January 16, 2008, it entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed in Note 2—“Mission.” The JSA and SSA between Mission and Piedmont were terminated effective with the closing of Mission’s acquisition of KTVE from Piedmont on January 16, 2008.

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the licensee of WYZZ, the Fox affiliate in Peoria, Illinois. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expires in December 2008, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement paid to Sinclair in the amount of $0.9 million, $1.4 million and $1.3 million were included in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective September 1, 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the licensee of WUHF, the Fox affiliate in Rochester, New York. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement. The outsourcing agreement expires in September 2012, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement paid to Sinclair in the amount of $2.4 million, $3.8 million and $0.8 million were included in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2007	2006
		(in thousands)
Buildings and building improvements	39	$34,226	$33,755
Land and land improvements	N/A-39	5,974	6,044
Leasehold improvements	term of lease	2,187	2,094
Studio and transmission equipment	5-15	160,210	143,872
Office equipment and furniture	3-7	17,638	16,198
Vehicles	5	10,064	9,268
Construction in progress	N/A	13,110	17,426

		243,409	228,657
Less: accumulated depreciation		(131,797)	(117,754)

Property and equipment, net of accumulated depreciation		$111,612	$110,903

The Company recorded depreciation expense in the amounts of $20.2 million, $18.1 million and $16.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2010 to 2020, is now being depreciated over a remaining useful life of three years. During the year ended December 31, 2007 and 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $2.3 million ($0.08 per basic and diluted share) and $2.1 million ($0.07 per basic and diluted share), respectively.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment—(Continued)

Sale of Towers

On May 11, 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In 2001, in connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2007 and 2006 was approximately $5.8 million and $6.2 million, respectively ($0.4 million was included in current liabilities at December 31, 2007 and 2006).

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$355,878	$(182,848)	$173,030	$355,878	$(159,112)	$196,766
Other definite-lived intangible assets	1-15	15,775	(10,194)	5,581	20,636	(11,143)	9,493

Total intangible assets subject to amortization		$371,653	$(193,042)	$178,611	$376,514	$(170,255)	$206,259

Total amortization expense from definite-lived intangibles for the years ended December 31, 2007, 2006 and 2005 was $25.7 million, $24.1 million and $26.5 million, respectively.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles assets recorded on its books as of December 31, 2007 (in thousands):

Year ending December 31,
2008	$24,970
2009	$24,640
2010	$24,633
2011	$24,561
2012	$24,549

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at December 31, 2007 and 2006 was $315.5 million and $313.2 million, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(in thousands)
Beginning balance	$149,396	$146,258
Acquisition	—	3,138
Reclassification of asset	2,072	—
Adjustments	218	—

Ending balance	$151,686	$149,396

During 2007, the Company reclassified certain amounts representing goodwill that were improperly classified as other intangible assets and recorded adjustments to the estimated fair value of WTAJ assets which were acquired in 2006. The consummation of the acquisition of WTAJ and WLYH during 2006 increased goodwill by approximately $3.1 million.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Compensation and related taxes	$4,082	$4,348
Sales commissions	1,514	1,389
Employee benefits	1,361	1,327
Property taxes	620	595
Other accruals related to operating expenses	5,986	6,572

	$13,563	$14,231

9. Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Term loans	$328,659	$332,144
Revolving credit facilities	28,000	38,000
7% senior subordinated notes due 2014, net of discount of $1,978 and $2,228	198,022	197,772
11.375% senior discount notes due 2013, net of discount of $3,505 and $16,781	126,495	113,219

	681,176	681,135
Less: current portion	(50,391)	(3,485)

	$630,785	$677,650

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

The Nexstar Senior Secured Credit Facility

On April 1, 2005, Nexstar Broadcasting entered into an amended and restated senior secured credit facility agreement (the “Nexstar Facility”) with a group of commercial banks which replaced its previous credit facility that had provided for a $83.0 million Term Loan D and a $50.0 million revolving loan. The Nexstar Facility consists of a Term Loan B and a $82.5 million revolving loan. Proceeds obtained under the Term Loan B were partially used to repay Nexstar Broadcasting’s existing Term Loan D in the amount of $82.4 million plus accrued interest.

As of December 31, 2007 and 2006, Nexstar Broadcasting had $159.8 million and $161.6 million, respectively, outstanding under its Term Loan B and $21.0 million and $38.0 million were outstanding under its revolving loan.

The Term Loan B matures in October 2012 and is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the years ended December 31, 2007 and 2006, repayments of Nexstar’s Term Loan B totaled $1.8 million and $13.8 million, which consisted of scheduled maturities of $1.8 million each year and voluntary repayments of none and $12.0 million respectively. The revolving loan is not subject to incremental reduction and matures in April 2012. During the year ended December 31, 2007, repayments of Nexstar’s revolving loan totaled $18.0 million and borrowings under Nexstar’s revolving loan totaled $1.0 million. Nexstar Broadcasting is required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Nexstar Facility was 6.52% and 7.33% at December 31, 2007 and 2006, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. The Mission Facility consists of a Term Loan B and a $15.0 million revolving. Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

As of December 31, 2007 and 2006, Mission had $168.8 million and $170.5 million, respectively, outstanding under its Term Loan B and $7.0 million and no borrowings were outstanding under its revolving loan.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the years ended December 31, 2007 and 2006, repayments of Mission’s Term Loan B totaled $1.7 million each year. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Mission Facility was 6.61% and 7.11% at December 31, 2007 and 2006, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of December 31, 2007, $63.2 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

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

In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) at December 31, 2007, reducing to 6.75 for the period of January 1, 2008 through and including December 30, 2008 and further reducing to 6.50 for the period of December 31, 2008 through and including June 30, 2010 and (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.75 times the last twelve months operating cash flow at December 31, 2007, which remains constant at 4.75 through and including December 30, 2008 and further reducing to 4.50 for the period of December 31, 2008 through and including December 30, 2009. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008, increasing to 1.75 to 1.00 for the period of December 31, 2008 through and including June 30, 2010, and a fixed charge coverage ratio of 1.15 to 1.00. Although the Nexstar and Mission senior credit facilities now allow for payment of cash dividends to common stockholders, Nexstar and Mission do not currently intend to declare or pay a cash dividend. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

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

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. The 11.375% Notes mature on April 1, 2013. Each 11.375% Note will have an accreted value at maturity of $1,000. The 11.375% Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. On April 1, 2008, Nexstar will redeem a principal amount of notes outstanding of $46.9 million sufficient to ensure that the 11.375% Notes will not be “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$328,659	$328,659	$332,144	$332,144
Revolving credit facilities(1)	$28,000	$28,000	$38,000	$38,000
Senior subordinated notes(2)	$198,022	$186,000	$197,772	$188,000
Senior discount notes(2)	$126,495	$128,700	$113,219	$116,350

(1)	The fair value of bank credit facilities approximates their carrying amount based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on quoted December 31 bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

Debt Maturities

At December 31, 2007, scheduled maturities of Nexstar’s and Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2008	$50,391
2009	3,485
2010	3,485
2011	3,485
2012	342,719
Thereafter	283,094

$686,659

Loss on Extinguishment of Debt

The redemption, repayment, refinancing or amendment of the Company’s debt obligations may result in the write-off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The refinancing of the Nexstar Broadcasting and Mission senior secured credit facilities in April 2005 resulted in the write-off of $0.4 million of previously capitalized debt financing costs and $1.0 million of transaction costs

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

during the second quarter of 2005. The redemption of the 12% Notes resulted in the recognition of a loss in the second quarter of 2005 consisting of $9.6 million in call premium, the write-off of $3.6 million of previously capitalized debt financing costs and accelerated amortization of $3.4 million of unamortized discount on the notes. In conjunction with the redemption, Nexstar recorded a gain during the second quarter of 2005 of approximately $2.3 million from the write-off of a SFAS No. 133 fair value hedge adjustment of the carrying amount of the 12% Notes. These amounts are included in loss on extinguishment of debt.

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

Year Ended December 31, 2005
(in thousands)
Redemption of 12% senior subordinated notes	$16,622
Refinancing Nexstar and Mission senior secured credit facilities	1,417
Gain from write-off of SFAS No. 133 fair value hedge adjustment	(2,324)

Total loss on extinguishment of debt	$15,715

10. Common Stock

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

11. Stock-Based Compensation Plans

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under SFAS 123(R), the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award. The Company elected to use the modified prospective transition method and has

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock-Based Compensation Plans—(Continued)

recognized compensation expense for (i) all stock options granted after December 31, 2005 based on the requirements of SFAS No. 123(R), and (ii) the unvested portion of stock options granted prior to January 1, 2006 based on the fair values previously calculated for SFAS No. 123 pro forma disclosure purposes. Accordingly, because the Company applied a prospective transition method, prior period financial statements have not been adjusted to reflect compensation expense under the fair-value recognition provisions of this Statement. At January 1, 2006, the aggregate value of the unvested portion of previously issued stock options was approximately $6.1 million. Compensation cost related to these stock options is being recognized as expense ratably over the remaining vesting period of the awards which become fully-vested in 2010.

The following table illustrates the pro forma effect on the net loss and net loss per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Year ended December 31, 2005
(in thousands, except per share amounts)
Net loss, as reported	$(48,730)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,404)

Pro forma net loss	$(50,134)

Basic and diluted net loss per common share, as reported	$(1.72)
Basic and diluted net loss per common share, pro forma	$(1.77)

The weighted-average assumptions used in the Black-Scholes calculation for option grants during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Expected volatility	48.06%	45.10%	43.46%
Risk-free interest rates	3.63%	4.51%	4.37%
Expected term	6.0 years	6.15 years	5.0 years
Dividend yields	0%	0%	0%
Fair value per share of options granted	$4.55	$2.43	$1.95

Upon adopting SFAS No. 123(R), the Company refined its techniques for developing the assumptions it uses to measure the fair value of its stock options based on the guidance contained in SEC Staff Accounting Bulletin No. 107. The expected volatility assumption used for stock option grants in 2007 and 2006 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the year ended December 31, 2007 and 2006, the expected term assumption represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise and post-vesting cancellation experience. Prior to adopting SFAS No. 123(R), expected volatility was based solely on the historical market prices of Nexstar’s common stock and expected term equaled the vesting period of the stock option. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock-Based Compensation Plans—(Continued)

The weighted-average fair value per option granted during the years ended December 31, 2007, 2006 and 2005, calculated using the Black-Scholes option-pricing model, were $4.55, $2.43 and $1.95, respectively.

As a result of adopting SFAS No. 123(R), Nexstar recorded $2.0 million ($0.07 per basic and diluted share) and $1.6 million ($0.06 per basic and diluted share) of compensation expense for the years ended December 31, 2007 and 2006, respectively, which were included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the adoption of SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements. The ongoing impact of adopting SFAS No. 123(R) will depend on, among other factors, the market price of Nexstar’s common stock, the terms, number and timing of future stock option award grants.

Description and Activity of Stock-Based Compensation Plans

Nexstar has two stock-based employee compensation plans: the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) (collectively, the “Equity Plans”), which provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Approved by Nexstar’s shareholders on May 30, 2006, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2006 Plan. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued. As of December 31, 2007, a total of 80,000 shares and 73,000 shares were available for future grant under the 2006 Plan and 2003 Plan, respectively.

As of December 31, 2007, options to purchase 4,293,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled from 30 to 180 days following the termination date. Nexstar intends to issue new shares of its Class A common stock when options are exercised.

During 2006, Nexstar granted 30,000 shares of restricted stock under the 2003 Plan. This award vested monthly in increments of 2,500 shares and became fully vested as of January 23, 2007. The fair value of the award totaled $140 thousand, which was based on the market price of Nexstar’s common stock on the date of grant, and was recognized as an expense ratably over the vesting period. Nexstar recorded $11 thousand and $129 thousand of compensation expense for the years ended December 31, 2007 and 2006, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Prior to January 1, 2006, Nexstar had not granted any restricted stock awards. There were no forfeitures of nonvested restricted stock during the years ended December 31, 2007 and 2006.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock-Based Compensation Plans—(Continued)

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2007 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2007	852,000	3,618,000	$8.14
Options granted	(825,000)	825,000	$9.04	(1)
Options exercised	—	(24,000)	$6.40
Options forfeited/cancelled	126,000	(126,000)	$9.39

Balance at December 31, 2007	153,000	4,293,000	$8.29		7.90	$8,640,810

Exercisable at December 31, 2007		1,733,500	$10.06		6.84	$2,516,810
Fully vested and expected to vest at December 31, 2007		4,164,475	$8.33		7.87	$8,326,443

(1)	All options granted during the year ended December 31, 2007 had an exercise price equal to the grant-date market price.
(2)

Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $9.14 on December 31, 2007, and the exercise price multiplied by the number of options outstanding.

At December 31, 2007, there was approximately $8.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.62 years.

The following table summarizes information about options outstanding as of December 31, 2007 (not presented in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Weighted- Average Exercise Price
$ 3.92 - $4.99	1,798,000	8.41	$4.65	502,000	$4.57
$ 5.00 - $6.99	40,000	8.27	$5.41	9,000	$5.53
$ 7.00 - $8.99	605,000	6.95	$8.62	363,000	$8.62
$ 9.00 - $13.99	875,000	9.67	$9.29	42,000	$12.32
$14.00 - $14.49	975,000	5.95	$14.01	817,500	$14.01

	4,293,000			1,733,500

12. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Gain on Asset Exchange—(Continued)

broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the year ended December 31, 2007, the Company recognized a gain of $2.0 million from the exchange of this equipment.

13. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax expense (benefit):
Federal	$(100)	$(500)	$—
State	528	35	71

	428	(465)	71

Deferred tax expense:
Federal	5,308	3,883	4,344
State	71	401	543

	5,379	4,284	4,887

Income tax expense	$5,807	$3,819	$4,958

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Tax benefit at 35% statutory federal rate	$(4,888)	$(1,811)	$(15,320)
Change in valuation allowance	10,684	4,384	21,404
State and local taxes, net of federal benefit	(86)	1,532	(1,374)
Adjustment to tax reserve liability	(100)	(500)	—
Other permanent differences	197	214	248

Income tax expense	$5,807	$3,819	$4,958

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes—(Continued)

The components of the net deferred tax liability were as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$146,510	$148,423
Other intangible assets	1,321	2,163
Deferred revenue	3,347	2,517
Deferred gain on sale of assets	2,242	2,410
Other	5,510	4,063

Total deferred tax assets	158,930	159,576
Valuation allowance	(152,148)	(154,509)

Net deferred tax assets	6,782	5,067

Deferred tax liabilities:
Property and equipment	(6,147)	(4,910)
Goodwill	(11,949)	(9,775)
FCC licenses	(32,606)	(28,922)

Total deferred tax liabilities	(50,702)	(43,607)

Net deferred tax liability	$(43,920)	$(38,540)

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

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a tax based on modified gross revenue (“Margin Tax”). The former Texas franchise tax structure remained in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be utilized as an offset to the Margin Tax. On June 15, 2007, the Texas Governor signed legislation that provided various technical corrections to the Texas Margin Tax. Based on the changes provided in this newly enacted tax law, the Company adjusted its temporary credit for Texas business loss carryovers to be utilized as an offset to the Margin Tax and a related deferred tax asset during the second quarter of 2007. The effect of the revision made to the temporary credit increased the Company’s deferred tax assets position resulting in approximately a $0.5 million reduction in the deferred state income tax provision for the year ended December 31, 2007.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes—(Continued)

As discussed in Note 2, the Company adopted FIN No. 48 on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$4,223
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	(446)
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	(100)

Gross unrecognized tax benefits at December 31, 2007	$3,677

Interest expense and penalties related to the Company’s uncertain tax positions are reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of December 31, 2007, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

As of December 31, 2007, the total gross unrecognized tax benefits were approximately $3.7 million. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company's valuation allowance position. As a result of the expiration of a statute of limitations, $0.1 million of unrecognized tax benefits were recognized in 2007, resulting in a positive effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

The valuation allowance decreased for the year ended December 31, 2007 by $2.4 million primarily related to certain adjustments to the deferred tax assets offset by the generation of current year net operating losses, the benefit of which may not be realized. The valuation allowance increased for the year ended December 31, 2006 by $4.4 million related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2007, the Company has NOLs available of approximately $409.8 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2008 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

14. FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. FCC Regulatory Matters—(Continued)

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

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. In 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations must broadcast with both analog and DTV signals. See Note 6 for a discussion of the impact this legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW and KTAB are broadcasting with full-power DTV signals. Nexstar’s station KARD initiated full-power DTV broadcasts on January 24, 2008. Nexstar’s station KLBK and Mission’s station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Nexstar stations KAMR, KBTV, KFDX, WDHN, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Nexstar stations KSVI and KLST and Mission station KHMT and has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations are scheduled to go DTV full-power by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

DTV conversion expenditures were $8.6 million, $14.3 million and $5.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. FCC Regulatory Matters—(Continued)

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country has extended into 2008. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

15. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2007 (in thousands):

Year ended December 31,
2008	$1,690
2009	5,281
2010	4,472
2011	2,423
2012	1,361
Thereafter	719

Future minimum payments for unavailable cash broadcast rights	$15,946

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $5.4 million, $5.2 million and $5.1 million for the years ended December 31, 2007 , 2006 and 2005, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2007 (in thousands):

Year ended December 31,
2008	$4,010
2009	3,840
2010	3,647
2011	3,699
2012	3,769
Thereafter	38,455

Future minimum lease payments under operating leases	$57,420

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies—(Continued)

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At December 31, 2007, Mission had $175.8 million outstanding under its senior credit facility.

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

Collective Bargaining Agreements

As of December 31, 2007, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$16,226	$—	$16,226
Other current assets	145	6	72,073	(145)	72,079

Total current assets	145	6	88,299	(145)	88,305
Investments in subsidiaries eliminated upon consolidation	5,361	132,130	—	(137,491)	—
Amounts due from parents eliminated upon consolidation	—	—	2,377	(2,377)	—
Property and equipment, net	—	—	111,612	—	111,612
Goodwill	—	—	151,686	—	151,686
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	178,611	—	178,611
Other noncurrent assets	1	1,694	13,008	(10)	14,693

Total assets	$5,507	$133,830	$709,388	$(140,023)	$708,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$46,906	$3,485	$—	$50,391
Other current liabilities	—	—	49,530	(144)	49,386

Total current liabilities	—	46,906	53,015	(144)	99,777
Debt	—	79,589	551,196	—	630,785
Amounts due to subsidiary eliminated upon consolidation	404	1,973	—	(2,377)	—
Other noncurrent liabilities	—	—	67,541	(11)	67,530

Total liabilities	404	128,468	671,752	(2,532)	798,092

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders' equity (deficit)	4,819	5,362	37,636	(137,491)	(89,674)

Total stockholders' equity (deficit)	5,103	5,362	37,636	(137,491)	(89,390)

Total liabilities and stockholders' equity (deficit)	$5,507	$133,830	$709,388	$(140,023)	$708,702

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,179	$—	$11,179
Other current assets	40	6	65,785	(40)	65,791

Total current assets	40	6	76,964	(40)	76,970
Investments in subsidiaries eliminated upon consolidation	21,214	134,386	—	(155,600)	—
Amounts due from parents eliminated upon consolidation	—	—	4,550	(4,550)	—
Property and equipment, net	—	—	110,903	—	110,903
Goodwill	—	—	149,396	—	149,396
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	206,259	—	206,259
Other noncurrent assets	1	2,016	15,381	(12)	17,386

Total assets	$21,255	$136,408	$727,248	$(160,202)	$724,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	—	51,654	(41)	51,613

Total current liabilities	—	—	55,139	(41)	55,098
Debt	—	113,219	564,431	—	677,650
Amounts due to subsidiary eliminated upon consolidation	2,577	1,973	—	(4,550)	—
Other noncurrent liabilities	—	2	65,261	(12)	65,251

Total liabilities	2,577	115,194	684,831	(4,603)	797,999

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders' equity (deficit)	18,394	21,214	42,417	(155,599)	(73,574)

Total stockholders’ equity (deficit)	18,678	21,214	42,417	(155,599)	(73,290)

Total liabilities and stockholders’ equity (deficit)	$21,255	$136,408	$727,248	$(160,202)	$724,709

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$266,801	$—	$266,801

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	74,128	—	74,128
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	—	86,878	—	86,773
Amortization of broadcast rights	—	—	21,457	—	21,457
Amortization of intangible assets	—	—	25,671	—	25,671
Depreciation	—	—	20,209	—	20,209
Gain on asset exchange	—	—	(1,962)	—	(1,962)
Gain on asset disposal, net	—	—	(17)	—	(17)

Total operating expenses (income)	(105)	—	226,364	—	226,259

Income from operations	105	—	40,437	—	40,542
Interest expense, including amortization of debt financing costs	—	(13,597)	(41,443)	—	(55,040)
Equity in loss of subsidiaries	(15,853)	(2,256)	—	18,109	—
Other income, net	—	—	532	—	532

Loss before income taxes	(15,748)	(15,853)	(474)	18,109	(13,966)
Income tax expense	—	—	(5,807)	—	(5,807)

Net loss	$(15,748)	$(15,853)	$(6,281)	$18,109	$(19,773)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(153)	$—	$37,140	$—	$36,987

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(18,541)	—	(18,541)
Down payment on acquisition of stations	—	—	(387)	—	(387)
Other investing activities	—	—	320	—	320

Net cash used for investing activities	—	—	(18,608)	—	(18,608)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(21,485)	—	(21,485)
Proceeds from revolver draws	—	—	8,000	—	8,000
Other financing activities	153	—	—	—	153

Net cash provided by (used for) financing activities	153	—	(13,485)	—	(13,332)

Net increase in cash and cash equivalents	—	—	5,047	—	5,047
Cash and cash equivalents at beginning of period	—	—	11,179	—	11,179

Cash and cash equivalents at end of period	$—	$—	$16,226	$—	$16,226

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$—	$54,462	$—	$54,462

Cash flows from investing activities:
Additions to property and equipment	—	—	(24,354)	—	(24,354)
Acquisition of broadcast properties and related transaction costs	—	—	(55,521)	—	(55,521)
Other investing activities	—	—	603	—	603

Net cash used for investing activities	—	—	(79,272)	—	(79,272)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,485)	—	(15,485)
Proceeds from revolver draws	—	—	38,000	—	38,000
Other financing activities	—	—	(13)	—	(13)

Net cash provided by financing activities	—	—	22,502	—	22,502

Net decrease in cash and cash equivalents	—	—	(2,308)	—	(2,308)
Cash and cash equivalents at beginning of year	—	—	13,487	—	13,487

Cash and cash equivalents at end of year	$—	$—	$11,179	$—	$11,179

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,310	$9,916	$—	$—	$16,226
Due from Mission	—	18,485	—	—	(18,485)	—
Other current assets	145	68,146	3,927	6	(145)	72,079

Total current assets	145	92,941	13,843	6	(18,630)	88,305
Investments in subsidiaries eliminated upon consolidation	5,361	—	—	132,130	(137,491)	—
Amounts due from parents eliminated upon consolidation	—	2,377	—	—	(2,377)	—
Property and equipment, net	—	91,558	20,061	—	(7)	111,612
Goodwill	—	134,564	17,122	—	—	151,686
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	142,243	36,368	—	—	178,611
Other noncurrent assets	1	10,183	2,825	1,694	(10)	14,693

Total assets	$5,507	$608,925	$118,955	$133,830	$(158,515)	$708,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$46,906	$—	$50,391
Due to Nexstar Broadcasting	—	—	18,485	—	(18,485)	—
Other current liabilities	—	43,904	5,626	—	(144)	49,386

Total current liabilities	—	45,662	25,838	46,906	(18,629)	99,777
Debt	—	377,109	174,087	79,589	—	630,785
Amounts due to subsidiary eliminated upon consolidation	404	—	—	1,973	(2,377)	—
Other noncurrent liabilities	—	54,024	13,517	—	(11)	67,530

Total liabilities	404	476,795	213,442	128,468	(21,017)	798,092

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders' equity (deficit)	4,819	132,130	(94,487)	5,362	(137,498)	(89,674)

Total stockholders' equity (deficit)	5,103	132,130	(94,487)	5,362	(137,498)	(89,390)

Total liabilities and stockholders' equity (deficit)	$5,507	$608,925	$118,955	$133,830	$(158,515)	$708,702

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,602	$3,577	$—	$—	$11,179
Due from Mission	—	20,167	—	—	(20,167)	—
Other current assets	40	62,100	3,685	6	(40)	65,791

Total current assets	40	89,869	7,262	6	(20,207)	76,970
Investments in subsidiaries eliminated upon consolidation	21,214	—	—	134,386	(155,600)	—
Amounts due from parents eliminated upon consolidation	—	4,550	—	—	(4,550)	—
Property and equipment, net	—	90,505	20,420	—	(22)	110,903
Goodwill	—	132,745	16,651	—	—	149,396
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	164,058	42,201	—	—	206,259
Other noncurrent assets	1	12,925	2,456	2,016	(12)	17,386

Total assets	$21,255	$629,711	$117,726	$136,408	$(180,391)	$724,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	20,167	—	(20,167)	—
Other current liabilities	—	46,262	5,392	—	(41)	51,613

Total current liabilities	—	48,020	27,286	—	(20,208)	55,098
Debt	—	395,617	168,814	113,219	—	677,650
Amounts due to subsidiary eliminated upon consolidation	2,577	—	—	1,973	(4,550)	—
Other noncurrent liabilities	—	51,688	13,573	2	(12)	65,251

Total liabilities	2,577	495,325	209,673	115,194	(24,770)	797,999

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders' equity (deficit)	18,394	134,386	(91,947)	21,214	(155,621)	(73,574)

Total stockholders’ equity (deficit)	18,678	134,386	(91,947)	21,214	(155,621)	(73,290)

Total liabilities and stockholders’ equity (deficit)	$21,255	$629,711	$117,726	$136,408	$(180,391)	$724,709

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$260,075	$6,726	$—	$—	$266,801
Revenue between consolidated entities	—	7,860	30,556	—	(38,416)	—

Net revenue	—	267,935	37,282	—	(38,416)	266,801

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	68,980	5,148	—	—	74,128
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	84,598	2,280	—	—	86,773
Local service agreement fees between consolidated entities	—	30,556	7,860	—	(38,416)	—
Amortization of broadcast rights	—	17,188	4,269	—	—	21,457
Amortization of intangible assets	—	20,309	5,362	—	—	25,671
Depreciation	—	16,983	3,241	—	(15)	20,209
Gain on asset exchange	—	(1,645)	(317)	—	—	(1,962)
Loss (gain) on asset disposal, net	—	(109)	92	—	—	(17)

Total operating expenses (income)	(105)	236,860	27,935	—	(38,431)	226,259

Income from operations	105	31,075	9,347	—	15	40,542
Interest expense, including amortization of debt financing costs	—	(29,099)	(12,344)	(13,597)	—	(55,040)
Equity in loss of subsidiaries	(15,853)	—	—	(2,256)	18,109	—
Other income, net	—	440	92	—	—	532

Income (loss) before income taxes	(15,748)	2,416	(2,905)	(15,853)	18,124	(13,966)
Income tax expense	—	(4,672)	(1,135)	—	—	(5,807)

Net loss	$(15,748)	$(2,256)	$(4,040)	$(15,853)	$18,124	$(19,773)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$259,412	$5,757	$—	$—	$265,169
Revenue between consolidated entities	—	7,820	32,556	—	(40,376)	—

Net revenue	—	267,232	38,313	—	(40,376)	265,169

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	66,755	4,710	—	—	71,465
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	101	82,802	2,390	—	—	85,293
Local service agreement fees between consolidated entities	—	32,556	7,820	—	(40,376)	—
Amortization of broadcast rights	—	15,762	3,939	—	—	19,701
Amortization of intangible assets	—	18,739	5,396	—	—	24,135
Depreciation	—	14,815	3,286	—	(15)	18,086
Loss on asset disposal, net	—	627	12	—	—	639

Total operating expenses	101	232,056	27,553	—	(40,391)	219,319

Income (loss) from operations	(101)	35,176	10,760	—	15	45,850
Interest expense, including amortization of debt financing costs	—	(26,996)	(12,315)	(12,203)	(269)	(51,783)
Loss on extinguishment of debt	—	—	(269)	—	269	—
Equity in earnings (loss) of subsidiaries	(5,970)	—	—	6,233	(263)	—
Other income, net	—	700	60	—	—	760

Income (loss) before income taxes	(6,071)	8,880	(1,764)	(5,970)	(248)	(5,173)
Income tax expense	—	(2,647)	(1,172)	—	—	(3,819)

Net income (loss)	$(6,071)	$6,233	$(2,936)	$(5,970)	$(248)	$(8,992)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$223,980	$4,959	$—	$—	$228,939
Revenue between consolidated entities	—	11,400	28,141	—	(39,541)	—

Net revenue	—	235,380	33,100	—	(39,541)	228,939

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	63,410	4,271	—	—	67,681
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	156	73,475	2,232	—	—	75,863
Local service agreement fees between consolidated entities	—	28,141	11,400	—	(39,541)	—
Amortization of broadcast rights	—	17,849	4,408	—	—	22,257
Amortization of intangible assets	—	20,402	6,109	—	—	26,511
Depreciation	—	13,939	2,809	—	(15)	16,733
Loss on property and asset disposal, net	—	1,190	94	—	—	1,284

Total operating expenses	156	218,406	31,323	—	(39,556)	210,329

Income (loss) from operations	(156)	16,974	1,777	—	15	18,610
Interest expense, including amortization of debt financing costs	—	(27,110)	(9,193)	(10,957)	—	(47,260)
Loss on extinguishment of debt	—	(15,207)	(508)	—	—	(15,715)
Equity in loss of subsidiaries	(39,366)	—	—	(28,409)	67,775	—
Other income, net	—	562	30	—	1	593

Loss before income taxes	(39,522)	(24,781)	(7,894)	(39,366)	67,791	(43,772)
Income tax expense	—	(3,628)	(1,330)	—	—	(4,958)

Net loss	$(39,522)	$(28,409)	$(9,224)	$(39,366)	$67,791	$(48,730)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(153)	$33,232	$3,908	$—	$—	$36,987

Cash flows from investing activities:
Additions to property and equipment, net	—	(16,080)	(2,461)	—	—	(18,541)
Down payment on acquisition of stations	—	—	(387)	—	—	(387)
Other investing activites	—	314	6	—	—	320

Net cash used for investing activities	—	(15,766)	(2,842)	—	—	(18,608)

Cash flows from financing activities:
Repayment of long-term debt	—	(19,758)	(1,727)	—	—	(21,485)
Proceeds from revolver draws	—	1,000	7,000	—	—	8,000
Other financing activities	153	—	—	—	—	153

Net cash provided by (used for) financing activities	153	(18,758)	5,273	—	—	(13,332)

Net increase (decrease) in cash and cash equivalents	—	(1,292)	6,339	—	—	5,047
Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$6,310	$9,916	$—	$—	$16,226

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of Nexstar and Mission. Nexstar recorded contributions of $0.6 million for the year ended December 31, 2007 and $0.5 million for each of the years ended December 31, 2006 and 2005, respectively. Mission recorded contributions of $17 thousand, $12 thousand and $13 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $25 thousand, $26 thousand and $25 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

18. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million for each of the years ended December 31, 2007, 2006 and 2005, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

19. Unaudited Quarterly Data

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Net revenue	$62,054	$68,729	$64,463	$71,555
Income from operations	6,103	13,421	8,325	12,693
Loss before income taxes	(7,501)	(205)	(5,337)	(923)
Net loss	(9,033)	(1,291)	(6,844)	(2,605)
Basic and diluted net loss per share	$(0.32)	$(0.05)	$(0.24)	$(0.09)
Basic and diluted weighted average shares outstanding	28,393	28,402	28,402	28,408

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Net revenue	$59,826	$64,561	$63,588	$77,194
Income from operations	6,089	11,079	9,809	18,873
Income (loss) before income taxes	(6,036)	(1,654)	(3,208)	5,725
Net income (loss)	(7,287)	(2,368)	(3,941)	4,604
Basic and diluted net income (loss) per share	$(0.26)	$(0.08)	$(0.14)	$0.16
Basic and diluted weighted average shares outstanding	28,365	28,372	28,379	28,387	(1)

(1)	The number of basic and diluted weighted average shares outstanding was not materially different.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
Year ended December 31, 2005	$1,119	$1,151	—	$(1,407)	$863
Year ended December 31, 2006	863	963	—	(765)	1,061
Year ended December 31, 2007	1,061	1,112	—	(965)	1,208

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
Year ended December 31, 2005	$128,721	$21,404	$—	$—	$150,125
Year ended December 31, 2006	150,125	4,384	—	—	154,509
Year ended December 31, 2007	154,509	10,684	—	(13,045)	152,148

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

21. Subsequent Event

On January 16, 2008, Mission completed the acquisition of KTVE, the NBC affiliate in Monroe, Louisiana-El Dorado, Arkansas for total consideration of $7.8 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $0.4 million against the purchase price on June 27, 2007 to acquire substantially all of the assets of KTVE. Mission paid the remaining $7.4 million on January 16, 2008, exclusive of transaction costs.

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

000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.2	Form of Stockholders Agreement among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Perry A. Sook and the other stockholders named therein. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.1	Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.2	Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.3	Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.4	Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.5	Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.6	Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.7	Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)#

10.8	Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.9	Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

Exhibit No.	Exhibit Index
10.10	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.11	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.12	Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc. and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.13	Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.15	Agreement of the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.16	Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.19	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20	Amendment, dated as of July 31, 1998, to Time Brokerage Agreement, dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.22	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.24	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25	Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.26	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28	Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.29	Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.30	Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.31	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.32	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.33	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.34	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.35	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.36	Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.37	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.38	Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.39	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.40	Addendum to Employment Agreement, dated as of May 20, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.74 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.41	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.75 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.42	Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.43	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.44	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.78 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.45	Limited Consent, Waiver and Seventh Amendment to Credit Agreement, dated as of September 5, 2003, among Quorum Broadcasting Company, Inc., Quorum Broadcasting Company, LLC, VHR Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Quorum Broadcast Holdings, LLC, Quorum Broadcast Holdings, Inc., the Lenders parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.81 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46	Amendment No. 1 to the Reorganization Agreement, dated as of November 3, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.47	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.48	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.49	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.87 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.50	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.51	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.52	First Restated Security Agreement, dated as of December 30, 2003 by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.53	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.54	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. for Nexstar Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.55	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. for Mission Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.56	Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.57	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.58	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.59	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.60	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.61	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.62	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.63	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.64	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.65	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.66	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.67	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.68	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.69	Purchase Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.70	Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.71	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.72	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.73	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.74	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.75	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.76	First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005, by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.77	Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.78	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.79	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.80	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

Exhibit No.	Exhibit Index
10.81	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.82	First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-Syndication Agents) and several Lenders named therein. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.83	Executive Employment Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.122 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)#

10.84	Stock Grant Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting Group, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)#

10.85	Purchase Agreement, dated as of June 7, 2006 (entered into by Nexstar Broadcasting Group, Inc. on July 26, 2006), by and between Nexstar Broadcasting Group, Inc. and Television Station Group Holdings, LLC. (Incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 8, 2006)

10.86	Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)

10.87	Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.88	Addendum to Employment Agreement, dated as of July 2, 2007, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

14.1	Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the registrant.*

23.1	Consent issued by PricewaterhouseCoopers LLP on March 11, 2008.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

#	Management contract or compensatory plan or arrangement
*	Filed herewith