Form 10-Q
period 2008-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2008-05-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(IRS Employer Identification No.)

5215 N. O’Connor Blvd., Suite 1400 Irving, Texas 75039	(972) 373-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008 the Registrant had outstanding:

15,007,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,474	$16,226
Accounts receivable, net of allowance for doubtful accounts of $1,205 and $1,208, respectively	51,242	55,346
Current portion of broadcast rights	10,036	13,885
Taxes receivable	—	351
Prepaid expenses and other current assets	2,511	2,482
Deferred tax asset	15	15

Total current assets	122,278	88,305
Property and equipment, net	120,095	111,612
Broadcast rights	7,456	7,674
Goodwill	152,272	151,686
FCC licenses	166,455	163,795
Other intangible assets, net	173,346	178,611
Other noncurrent assets	5,747	6,399
Deferred tax asset	616	620

Total assets	$748,265	$708,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$50,391	$50,391
Current portion of broadcast rights payable	10,163	13,943
Accounts payable	10,776	8,334
Accrued expenses	10,907	13,563
Taxes payable	595	478
Interest payable	2,963	6,499
Deferred revenue	7,285	6,569
Other liabilities	1,335	—

Total current liabilities	94,415	99,777
Debt	678,485	630,785
Broadcast rights payable	9,127	9,569
Deferred tax liabilities	46,071	44,555
Deferred revenue	2,077	2,096
Deferred gain on sale of assets	5,259	5,368
Deferred representation fee incentive	6,450	—
Other liabilities	10,441	5,942

Total liabilities	852,325	798,092

Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both March 31, 2008 and December 31, 2007	—	—
Common stock:
Class A Common—$0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,007,839 and 15,005,839 at March 31, 2008 and December 31, 2007, respectively	150	150
Class B Common—$0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both March 31, 2008 and December 31, 2007	134	134
Class C Common—$0.01 par value, authorized 5,000,000 shares; issued and outstanding no shares at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	396,951	396,293
Accumulated deficit	(501,295)	(485,967)

Total stockholders’ deficit	(104,060)	(89,390)

Total liabilities and stockholders’ deficit	$748,265	$708,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net revenue	$63,712	$62,054

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,496	18,156
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	20,885	20,298
Non-cash contract termination fees	7,167	—
Amortization of broadcast rights	5,335	5,892
Amortization of intangible assets	6,372	6,465
Depreciation	5,333	4,988
Gain on asset exchange	(850)	—
Loss on asset disposal, net	35	152

Total operating expenses	63,773	55,951

Income (loss) from operations	(61)	6,103
Interest expense, including amortization of debt financing costs	(13,989)	(13,720)
Interest and other income	401	116

Loss before income taxes	(13,649)	(7,501)
Income tax expense	(1,679)	(1,532)

Net loss	$(15,328)	$(9,033)

Net loss per common share:
Basic and diluted	$(0.54)	$(0.32)
Weighted average number of common shares outstanding:
Basic and diluted	28,418	28,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2008

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2008 (unaudited)	15,005,839	$150	13,411,588	$134	—	$—	$396,293	$(485,967)	$(89,390)
Stock-based compensation expense	—	—	—	—	—	—	647	—	647
Issuance of common shares related to exercise of stock options	2,000	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	(15,328)	(15,328)

Balance at March 31, 2008 (unaudited)	15,007,839	$150	13,411,588	$134	—	$—	$396,951	$(501,295)	$(104,060)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,328)	$(9,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,520	1,423
Provision for bad debts	266	90
Depreciation of property and equipment	5,333	4,988
Amortization of intangible assets	6,372	6,465
Amortization of debt financing costs	265	261
Amortization of broadcast rights, excluding barter	2,246	2,262
Payments for broadcast rights	(2,141)	(2,254)
Gain on asset exchange	(850)	—
Loss on asset disposal, net	35	152
Deferred gain recognition	(109)	(109)
Amortization of debt discount	3,571	3,199
Stock-based compensation expense, including restricted stock award	647	482
Non-cash contract termination fees	7,167	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,919	(75)
Prepaid expenses and other current assets	(17)	493
Taxes receivable	351	109
Other noncurrent assets	(216)	(119)
Accounts payable and accrued expenses	(1,181)	(1,701)
Taxes payable	117	—
Interest payable	(3,536)	(3,578)
Deferred revenue	697	214
Other noncurrent liabilities	149	137

Net cash provided by operating activities	10,277	3,406

Cash flows from investing activities:
Additions to property and equipment	(4,246)	(5,858)
Proceeds from sale of assets	—	4
Acquisition of broadcast properties and related transaction costs	(7,923)	—

Net cash used for investing activities	(12,169)	(5,854)

Cash flows from financing activities:
Repayment of long-term debt	(5,871)	(872)
Proceeds from revolver draws	50,000	—
Proceeds from issuance of common shares related to exercise of stock options	11	9

Net cash provided by (used for) financing activities	44,140	(863)

Net increase (decrease) in cash and cash equivalents	42,248	(3,311)
Cash and cash equivalents at beginning of period	16,226	11,179

Cash and cash equivalents at end of period	$58,474	$7,868

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$13,616	$13,838

Income taxes, net	$44	$—

Non-cash investing activities:
Purchase of software	$4,968	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2008, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 50 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements to be renewed upon expiration. As of March 31, 2008, the assets of Mission consisted of current assets of $4.6 million (excluding broadcast rights), broadcast rights of $4.1 million, FCC licenses of $31.4 million, goodwill of $17.7 million, other intangible assets of $36.2 million, property and equipment of $23.8 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 17 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2008:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, WTVO and KTVE

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it had a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, during the time it was owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar’s JSA and SSA with Piedmont terminated upon Mission’s acquisition of KTVE on January 16, 2008. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Clear Channel and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $0.6 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Nexstar received payments from Piedmont under the JSA of $0.2 million the three months ended March 31, 2007. Nexstar received payments from Clear Channel under the TBA of $13 thousand for both the three months ended March 31, 2008 and 2007.

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

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

The Company recognized stock-based compensation expense of $0.6 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At March 31, 2008, there was approximately $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.39 years. The total intrinsic value and cash received for stock options exercised during the three months ended March 31, 2008 was $1 thousand and $11 thousand, respectively.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months ended March 31, 2008 and 2007 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended March 31,
	2008	2007
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	2,447,912	1,714,600

In-the-money stock options excluded as the Company had a net loss during the period	1,839,121	1,905,700

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company has adopted the provisions of this Statement in the first quarter of 2008. Management determined that the adoption of SFAS No. 159 did not have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement sot evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

3.	Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of March 31, 2008, there were no investments in marketable securities.

As of March 31, 2008, the Company had $2.9 million invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of March 31, 2008, the fair value of the money market investment was an asset of $2.9 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements—(Continued)

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2.

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

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The closing on the transaction is likely to occur on or before June 30, 2008.

5.	Acquisition

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total additional consideration of $7.9 million, inclusive of transaction costs of $0.5 million which is included in goodwill. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million, exclusive of transaction costs, on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the KTVE purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of tangible and intangible assets appraisals.

Accounts receivable	$1,081
Current portion of broadcast rights	408
Prepaid expenses and other current assets	12
Property and equipment	3,534
Intangible assets	3,808
Goodwill	586

Total assets acquired	9,429
Less: current portion of broadcast rights payable	152
Less: accounts payable	113
Less: accrued expenses and other liabilities	854

Net assets acquired	$8,310

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). Goodwill of $0.6 million is expected to be deductible for tax purposes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Acquisition—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net revenue	$63,962	$63,623
Income (loss) from operations	(55)	6,185
Loss before income taxes	(13,662)	(7,533)
Net loss	(15,346)	(9,093)
Basic and diluted net loss per share	$(0.54)	$(0.32)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

6.	Property and Equipment

As of March 31, 2008, included in net property and equipment is approximately $4.9 million of costs related to the purchase of software. The asset is being amortized over the term of the contract. As of March 31, 2008, $0.6 million representing the current portion of the remaining liability associated with this contract is included in other current liabilities and $4.3 million representing the long-term portion of the remaining liability associated with this contract is included in other non-current liabilities in the accompanying condensed balance sheet.

7.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Network affiliation agreements	15	$357,027	$(188,701)	$168,326	$355,878	$(182,848)	$173,030
Other definite-lived intangible assets	1-15	15,846	(10,826)	5,020	15,775	(10,194)	5,581

Total intangible assets subject to amortization		$372,873	$(199,527)	$173,346	$371,653	$(193,042)	$178,611

Total amortization expense from definite-lived intangibles was $6.4 and $6.5 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2008 is approximately $25 million for each year for the years of 2008 through 2012.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $318.7 million and $315.5 million at March 31, 2008 and December 31, 2007, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2008, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the three months ended March 31, 2008 was as follows:

March 31, 2008
(in thousands)
Beginning balance	$151,686
Acquisition	586

Ending balance	$152,272

During 2008, the consummation of Mission’s acquisition of KTVE increased goodwill by $0.6 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Compensation and related taxes	$3,813	$4,082
Sales commissions	1,506	1,514
Employee benefits	1,194	1,361
Property taxes	798	620
Other accruals related to operating expenses	3,596	5,986

	$10,907	$13,563

9.	Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Term loans	$327,788	$328,659
Revolving credit facilities	73,000	28,000
7% senior subordinated notes due 2014, net of discount of $1,912 and $1,978	198,088	198,022
11.375% senior discount notes due 2013, net of discount of $0 and $3,505	130,000	126,495

	728,876	681,176
Less: current portion	(50,391)	(50,391)

	$678,485	$630,785

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of March 31, 2008 and December 31, 2007, Nexstar had $159.4 million and $159.8 million, respectively, outstanding under its Term Loan B and $66.0 million and $21.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2008, repayments of Nexstar’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the three months ended March 31, 2008, repayments of Nexstar’s revolving loan totaled $5.0 million.

The total weighted-average interest rate of the Nexstar Facility was 4.31% and 6.52% at March 31, 2008 and December 31, 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2008 and December 31, 2007, Mission had $168.4 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the three months ended March 31, 2008, repayments of Mission’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 4.43% and 6.61% at March 31, 2008 and December 31, 2007, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of March 31, 2008, all $24.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt—(Continued)

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.75 times the last twelve months operating cash flow (as defined in the credit agreement) at March 31, 2008, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.75 times the last twelve months operating cash flow at March 31, 2008, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Effective on April 1, 2008 under our bank credit facility agreement, we are now required to include the remaining principal balance of Nexstar Finance Holdings 11.375% Notes in the calculation of our total leverage ratio. Accordingly, as of June 30, 2008, the outstanding principal of $83.1 million on the 11.375% Notes will be included as debt outstanding in this covenant compliance ratio.

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

10.	Contract Termination

On March 31, 2008, Nexstar signed a new ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of March 31, 2008, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $6.5 million was included in other non-current liabilities in the accompanying condensed balance sheet.

11.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Deferred rent	$5,627	$5,397
Software agreement obligation	4,269	—
Other	545	545

	$10,441	$5,942

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of March 31, 2008, a total of 187,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

13.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended March 31, 2008, the Company recognized a gain of $0.9 million from the exchange of this equipment.

14.	Income Taxes

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

As of January 1, 2008, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of March 31, 2008. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of March 31, 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

15.	FCC Regulatory Matters

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

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	FCC Regulatory Matters—(Continued)

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. In 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations may broadcast with both analog and DTV signals.

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC and KAMC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KTAB, KARD and KLBK are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Nexstar stations KAMR, KBTV, KFDX, WDHN, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Nexstar stations KSVI and KLST and Mission station KHMT and has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG and Mission station KOLR.

Extension requests were filed with the FCC on March 19, 2008 for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations were expected to begin DTV full-power operations by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations were expected to begin DTV full-power operations by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

DTV conversion expenditures were $2.8 million and $3.7 million, respectively, for the three months ended March 31, 2008 and 2007. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding contemplating a comprehensive review of all of its media ownership rules, as required by the Communications Act. In a decision adopted on December 18, 2007 and released on February 4, 2008, the FCC made one change in its broadcasting ownership rules – allowing local newspaper/broadcasting cross-ownership under certain circumstances – but determined that it would not make any other changes in its media ownership rules. This FCC decision is being appealed. In addition, the FCC has a separate proceeding pending to determine whether to make television joint sales agreements attributable interests under its ownership rules.

16.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At March 31, 2008, Mission had $175.4 million outstanding under its senior credit facility.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies—(Continued)

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

17.	Condensed Consolidating Financial Information

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a 100% owned subsidiary of Nexstar, issued 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar. See Note 18.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$58,474	$—	$58,474
Other current assets	—	6	63,798	—	63,804

Total current assets	—	6	122,272	—	122,278
Investments in subsidiaries eliminated upon consolidation	(9,255)	121,100	—	(111,845)	—
Amounts due from parents eliminated upon consolidation	398	—	1,575	(1,973)	—
Property and equipment, net	—	—	120,095	—	120,095
Goodwill	—	—	152,272	—	152,272
FCC licenses	—	—	166,455	—	166,455
Other intangible assets, net	—	—	173,346	—	173,346
Other noncurrent assets	1	1,613	12,215	(10)	13,819

Total assets	$(8,856)	$122,719	$748,230	$(113,828)	$748,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$46,906	$3,485	$—	$50,391
Other current liabilities	—	—	44,024	—	44,024

Total current liabilities	—	46,906	47,509	—	94,415
Debt	—	83,094	595,391	—	678,485
Amounts due to subsidiary eliminated upon consolidation	—	1,973	—	(1,973)	—
Other noncurrent liabilities	—	—	79,435	(10)	79,425

Total liabilities	—	131,973	722,335	(1,983)	852,325

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	(9,140)	(9,254)	25,895	(111,845)	(104,344)

Total stockholders’ equity (deficit)	(8,856)	(9,254)	25,895	(111,845)	(104,060)

Total liabilities and stockholders’ equity (deficit)	$(8,856)	$122,719	$748,230	$(113,828)	$748,265

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$16,226	$—	$16,226
Other current assets	145	6	72,073	(145)	72,079

Total current assets	145	6	88,299	(145)	88,305
Investments in subsidiaries eliminated upon consolidation	5,361	132,130	—	(137,491)	—
Amounts due from parents eliminated upon consolidation	—	—	2,377	(2,377)	—
Property and equipment, net	—	—	111,612	—	111,612
Goodwill	—	—	151,686	—	151,686
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	178,611	—	178,611
Other noncurrent assets	1	1,694	13,008	(10)	14,693

Total assets	$5,507	$133,830	$709,388	$(140,023)	$708,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$46,906	$3,485	$—	$50,391
Other current liabilities	—	—	49,530	(144)	49,386

Total current liabilities	—	46,906	53,015	(144)	99,777
Debt	—	79,589	551,196	—	630,785
Amounts due to subsidiary eliminated upon consolidation	404	1,973	—	(2,377)	—
Other noncurrent liabilities	—	—	67,541	(11)	67,530

Total liabilities	404	128,468	671,752	(2,532)	798,092

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	4,819	5,362	37,636	(137,491)	(89,674)

Total stockholders’ equity (deficit)	5,103	5,362	37,636	(137,491)	(89,390)

Total liabilities and stockholders’ equity (deficit)	$5,507	$133,830	$709,388	$(140,023)	$708,702

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$63,712	$—	$63,712

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	19,496	—	19,496
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	—	20,884	—	20,885
Non-cash contract termination fees	—	—	7,167	—	7,167
Amortization of broadcast rights	—	—	5,335	—	5,335
Amortization of intangible assets	—	—	6,372	—	6,372
Depreciation	—	—	5,333	—	5,333
Gain on asset exchange	—	—	(850)	—	(850)
Loss on asset disposal, net	—	—	35	—	35

Total operating expenses (income)	1	—	63,772	—	63,773

Loss from operations	(1)	—	(60)	—	(61)
Interest expense, including amortization of debt financing costs	—	(3,586)	(10,403)	—	(13,989)
Equity in loss of subsidiaries	(14,616)	(11,030)	—	25,646	—
Other income, net	—	—	401	—	401

Loss before income taxes	(14,617)	(14,616)	(10,062)	25,646	(13,649)
Income tax expense	—	—	(1,679)	—	(1,679)

Net loss	$(14,617)	$(14,616)	$(11,741)	$25,646	$(15,328)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$62,054	$—	$62,054

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	18,156	—	18,156
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15	—	20,283	—	20,298
Amortization of broadcast rights	—	—	5,892	—	5,892
Amortization of intangible assets	—	—	6,465	—	6,465
Depreciation	—	—	4,988	—	4,988
Loss on asset disposal, net	—	—	152	—	152

Total operating expenses (income)	15	—	55,936	—	55,951

Income from operations	(15)	—	6,118	—	6,103
Interest expense, including amortization of debt financing costs	—	(3,218)	(10,502)	—	(13,720)
Equity in loss of subsidiaries	(7,552)	(4,334)	—	11,886	—
Other income, net	—	—	116	—	116

Loss before income taxes	(7,567)	(7,552)	(4,268)	11,886	(7,501)
Income tax expense	—	—	(1,532)	—	(1,532)

Net loss	$(7,567)	$(7,552)	$(5,800)	$11,886	$(9,033)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(11)	$—	$10,288	$—	$10,277

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(4,246)	—	(4,246)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	(7,923)
Other investing activites	—	—	—	—	—

Net cash used for investing activities	—	—	(12,169)	—	(12,169)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(5,871)	—	(5,871)
Proceeds from revolver draws	—	—	50,000	—	50,000
Other financing activities	11	—	—	—	11

Net cash provided by financing activities	11	—	44,129	—	44,140

Net increase in cash and cash equivalents	—	—	42,248	—	42,248
Cash and cash equivalents at beginning of period	—	—	16,226	—	16,226

Cash and cash equivalents at end of period	$—	$—	$58,474	$—	$58,474

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(9)	$—	$3,415	$—	$3,406

Cash flows from investing activities:
Additions to property and equipment	—	—	(5,858)	—	(5,858)
Down payment on acquisition of stations	—	—	—	—	—
Other investing activites	—	—	4	—	4

Net cash used for investing activities	—	—	(5,854)	—	(5,854)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(872)	—	(872)
Proceeds from revolver draws	—	—	—	—	—
Other financing activitiess	9	—	—	—	9

Net cash provided by (used for) financing activities	9	—	(872)	—	(863)

Net decrease in cash and cash equivalents	—	—	(3,311)	—	(3,311)
Cash and cash equivalents at beginning of year	—	—	11,179	—	11,179

Cash and cash equivalents at end of year	$—	$—	$7,868	$—	$7,868

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$54,829	$3,645	$—	$—	$58,474
Due from Mission	—	19,785	—	—	(19,785)	—
Other current assets	—	60,420	3,378	6	—	63,804

Total current assets	—	135,034	7,023	6	(19,785)	122,278
Investments in subsidiaries eliminated upon consolidation	(9,255)	—	—	121,100	(111,845)	—
Amounts due from parents eliminated upon consolidation	398	1,575	—	—	(1,973)	—
Property and equipment, net	—	96,260	23,839	—	(4)	120,095
Goodwill	—	134,564	17,708	—	—	152,272
FCC licenses	—	135,059	31,396	—	—	166,455
Other intangible assets, net	—	137,179	36,167	—	—	173,346
Other noncurrent assets	1	9,952	2,263	1,613	(10)	13,819

Total assets	$(8,856)	$649,623	$118,396	$122,719	$(133,617)	$748,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$46,906	$—	$50,391
Due to Nexstar Broadcasting	—	—	19,785	—	(19,785)	—
Other current liabilities	—	38,492	5,532	—	—	44,024

Total current liabilities	—	40,250	27,044	46,906	(19,785)	94,415
Debt	—	421,735	173,656	83,094	—	678,485
Amounts due to subsidiary eliminated upon consolidation	—	—	—	1,973	(1,973)	—
Other noncurrent liabilities	—	65,665	13,770	—	(10)	79,425

Total liabilities	—	527,650	214,470	131,973	(21,768)	852,325

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(9,140)	121,973	(96,074)	(9,254)	(111,849)	(104,344)

Total stockholders’ equity (deficit)	(8,856)	121,973	(96,074)	(9,254)	(111,849)	(104,060)

Total liabilities and stockholders’ equity (deficit)	$(8,856)	$649,623	$118,396	$122,719	$(133,617)	$748,265

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,310	$9,916	$—	$—	$16,226
Due from Mission	—	18,485	—	—	(18,485)	—
Other current assets	145	68,146	3,927	6	(145)	72,079

Total current assets	145	92,941	13,843	6	(18,630)	88,305

Investments in subsidiaries eliminated upon consolidation	5,361	—	—	132,130	(137,491)	—
Amounts due from parents eliminated upon consolidation	—	2,377	—	—	(2,377)	—
Property and equipment, net	—	91,558	20,061	—	(7)	111,612
Goodwill	—	134,564	17,122	—	—	151,686
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	142,243	36,368	—	—	178,611
Other noncurrent assets	1	10,183	2,825	1,694	(10)	14,693

Total assets	$5,507	$608,925	$118,955	$133,830	$(158,515)	$708,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$46,906	$—	$50,391
Due to Nexstar Broadcasting	—	—	18,485	—	(18,485)	—
Other current liabilities	—	43,904	5,626	—	(144)	49,386

Total current liabilities	—	45,662	25,838	46,906	(18,629)	99,777

Debt	—	377,109	174,087	79,589	—	630,785
Amounts due to subsidiary eliminated upon consolidation	404	—	—	1,973	(2,377)	—
Other noncurrent liabilities	—	54,024	13,517	—	(11)	67,530

Total liabilities	404	476,795	213,442	128,468	(21,017)	798,092

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	4,819	132,130	(94,487)	5,362	(137,498)	(89,674)

Total stockholders’ equity (deficit)	5,103	132,130	(94,487)	5,362	(137,498)	(89,390)

Total liabilities and stockholders’ equity (deficit)	$5,507	$608,925	$118,955	$133,830	$(158,515)	$708,702

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$62,177	$1,535	$—	$—	$63,712
Revenue between consolidated entities	—	2,015	7,785	—	(9,800)	—

Net revenue	—	64,192	9,320	—	(9,800)	63,712

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,967	1,529	—	—	19,496
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	20,247	637	—	—	20,885
Local service agreement fees between consolidated entities	—	7,785	2,015	—	(9,800)	—
Non-cash contract termination fees	—	7,167	—	—	—	7,167
Amortization of broadcast rights	—	4,155	1,180	—	—	5,335
Amortization of intangible assets	—	5,024	1,348	—	—	6,372
Depreciation	—	4,469	867	—	(3)	5,333
Gain on asset exchange	—	(850)	—	—	—	(850)
Loss on asset disposal, net	—	35	—	—	—	35

Total operating expenses	1	65,999	7,576	—	(9,803)	63,773

Income (loss) from operations	(1)	(1,807)	1,744	—	3	(61)
Interest expense, including amortization of debt financing costs	—	(7,429)	(2,974)	(3,586)	—	(13,989)
Equity in loss of subsidiaries	(14,616)	—	—	(11,030)	25,646	—
Other income, net	—	376	25	—	—	401

Loss before income taxes	(14,617)	(8,860)	(1,205)	(14,616)	25,649	(13,649)
Income tax expense	—	(1,297)	(382)	—	—	(1,679)

Net loss	$(14,617)	$(10,157)	$(1,587)	$(14,616)	$25,649	$(15,328)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$60,387	$1,667	$—	$—	$62,054
Revenue between consolidated entities	—	1,965	7,172	—	(9,137)	—

Net revenue	—	62,352	8,839	—	(9,137)	62,054

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,932	1,224	—	—	18,156
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15	19,755	528	—	—	20,298
Local service agreement fees between consolidated entities	—	7,172	1,965	—	(9,137)	—
Amortization of broadcast rights	—	4,942	950	—	—	5,892
Amortization of intangible assets	—	5,116	1,349	—	—	6,465
Depreciation	—	4,155	836	—	(3)	4,988
Loss on asset disposal, net	—	151	1	—	—	152

Total operating expenses	15	58,223	6,853	—	(9,140)	55,951

Income (loss) from operations	(15)	4,129	1,986	—	3	6,103
Interest expense, including amortization of debt financing costs	—	(7,376)	(3,126)	(3,218)	—	(13,720)
Equity in loss of subsidiaries	(7,552)	—	—	(4,334)	11,886	—
Other income, net	—	96	20	—	—	116

Loss before income taxes	(7,567)	(3,151)	(1,120)	(7,552)	11,889	(7,501)
Income tax expense	—	(1,183)	(349)	—	—	(1,532)

Net loss	$(7,567)	$(4,334)	$(1,469)	$(7,552)	$11,889	$(9,033)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(11)	$7,093	$3,195	$—	$—	$10,277

Cash flows from investing activities:
Additions to property and equipment, net	—	(3,134)	(1,112)	—	—	(4,246)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Other investing activities	—	—	—	—	—	—

Net cash used for investing activities	—	(3,134)	(9,035)	—	—	(12,169)

Cash flows from financing activities:
Repayment of long-term debt	—	(5,440)	(431)	—	—	(5,871)
Proceeds from revolver draws	—	50,000	—	—	—	50,000
Other financing activities	11	—	—	—	—	11

Net cash provided by (used for) financing activities	11	44,560	(431)	—	—	44,140

Net increase (decrease) in cash and cash equivalents	—	48,519	(6,271)	—	—	42,248
Cash and cash equivalents at beginning of period	—	6,310	9,916	—	—	16,226

Cash and cash equivalents at end of period	$—	$54,829	$3,645	$—	$—	$58,474

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(9)	$4,344	$(929)	$—	$—	$3,406

Cash flows from investing activities:
Additions to property and equipment, net	—	(5,096)	(762)	—	—	(5,858)
Down payment on acquisition of stations	—	—	—	—	—	—
Other investing activities	—	2	2	—	—	4

Net cash used for investing activities	—	(5,094)	(760)	—	—	(5,854)

Cash flows from financing activities:
Repayment of long-term debt	—	(440)	(432)	—	—	(872)
Proceeds from revolver draws	—	—	—	—	—	—
Other financing activities	9	—	—	—	—	9

Net cash provided by (used for) financing activities	9	(440)	(432)	—	—	(863)

Net decrease in cash and cash equivalents	—	(1,190)	(2,121)	—	—	(3,311)
Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$6,412	$1,456	$—	$—	$7,868

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Subsequent Event

On April 1, 2008, Nexstar redeemed a principal amount of approximately $46.9 million of 11.375% senior discount notes (“11.375% Notes”) outstanding in accordance with the terms of the debt agreement. This principal payment was funded from borrowings under its senior secured credit facility and with cash generated from operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2008, unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, unaudited condensed statement of changes in stockholders’ deficit for the three months ended March 31, 2008, unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Executive Summary

First Quarter 2008 Highlights

•

Net revenue increased 2.7% during the first quarter of 2008 compared to the same period in 2007, primarily from increases in political advertising revenue, retransmission compensation and new media revenue. Political advertising revenue increased by $1.6 million during the first quarter of 2008 mainly due to presidential and statewide primary elections that occurred during 2008. Total revenue from the retransmission consent agreements was approximately $4.7 million for the three months ended March 31, 2008 (which included approximately $3.3 million of retransmission compensation and approximately $1.4 million of advertising revenue generated from the retransmission consent agreements), compared to $3.8 million for the three months ended March 31, 2007 (which included approximately $2.6 million of retransmission compensation and approximately $1.2 million of advertising revenue generated from the retransmission consent agreements). New media revenue increased by $1.7 million during the first quarter of 2008 as a result of all of our markets having implemented this web-based revenue source as of June 2007.

•

On March 31, 2008, we and Mission in total made repayments of $5.9 million under the senior secured credit facilities, of which $0.9 million were scheduled term loan maturities and $5.0 million was a repayment of Nexstar’s revolving loans.

•

On January 16, 2008, Mission completed its acquisition of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. The financial results for KTVE are included in three months ended March 31, 2008, but not in the corresponding period of 2007.

•

For the three months ended March 31, 2008, we recognized a non-cash contract termination fees of $7.2 million resulting from the termination of the national sales representation agreement with our previous national sales representative firm.

Overview of Operations

We owned and operated 32 television stations as of March 31, 2008. Through various local service agreements, we programmed or provided sales and other services to 18 additional television stations, including 16 television stations owned and operated by Mission as of March 31, 2008. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of March 31, 2008 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, WTVO and KTVE

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

Our net revenue increased 2.7% to $63.7 million for the three months ended March 31, 2008, compared to $62.1 million for the three months ended March 31, 2007 primarily due to the increases in political advertising revenue in 2008 (as a result of the increase in the volume of advertising time purchased by campaigns for elective offices and for political issues) and in new media revenue (as a result of all markets having implemented this web-based revenue source as of June 2007).

Political advertising revenue was $2.1 million for the three months ended March 31, 2008, a significant increase from the $0.4 million for the three months ended March 31, 2007. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. Since 2008 is an election year, a significant percentage of the Company’s revenue growth in 2008 is expected to be attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2007 was a non-election year, we expect significantly more political advertising revenue to be reported in 2008 in relation to the amount of political advertising reported in 2007.

Automotive-related advertising, our largest advertising category, represented approximately 22% of our core local and national advertising revenue for both the three months ended March 31, 2008 and 2007. Our automotive-related advertising decreased approximately 4.8% for the three months ended March 31, 2008 as compared to the same period in 2007. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last two years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

Recent Developments

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $7.8 million, exclusive of transaction costs. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million, exclusive of transaction costs, on January 16, 2008 from available cash on hand as of December 31, 2007. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

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

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The closing on the transaction is likely to occur on or before June 30, 2008.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$41,916	62.7	$41,597	64.6
National	16,165	24.2	17,350	27.0
Political	2,051	3.1	441	0.7
Retransmission compensation	3,276	4.9	2,626	4.1
Network compensation	849	1.3	1,225	1.9
New media revenue	2,002	3.0	259	0.4
Other	556	0.8	873	1.3

Total gross revenue	66,815	100.0	64,371	100.0
Less: Agency commissions	7,520	11.3	7,287	11.3

Net broadcast revenue	59,295	88.7	57,084	88.7
Trade and barter revenue	4,417		4,970

Net revenue	$63,712		$62,054

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$63,712	100.0	$62,054	100.0
Operating expenses (income):
Corporate expenses	3,223	5.1	3,046	4.9
Station direct operating expenses, net of trade	18,076	28.4	16,848	27.2
Selling, general and administrative expenses	17,662	27.7	17,252	27.8
Non-cash contract termination fees	7,167	11.2	—	—
Gain on asset exchange	(850)	(1.3)	—	—
Loss on asset disposal, net	35	0.1	152	0.2
Trade and barter expense	4,509	7.1	4,938	8.0
Depreciation and amortization.	11,705	18.4	11,453	18.5
Amortization of broadcast rights, excluding barter	2,246	3.5	2,262	3.6

Income (loss) from operations	$(61)		$6,103

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenue

Gross local advertising revenue was $41.9 million for the three months ended March 31, 2008, compared to $41.6 million for the same period in 2007, an increase of $0.3 million, or 0.8%. Gross national advertising revenue was $16.2 million for the three months ended March 31, 2008, compared to $17.3 million for the same period in 2007, a decrease of $1.1 million, or 6.8%. Net revenue for the three months ended March 31, 2008 grew 2.6% to $63.7 million compared to $62.1 million for the three months ended March 31, 2007. Increases in local, political, new media and retransmission consent revenues overcame declines in national, network compensation and trade and barter revenue. Advertising revenue from Financial Institutions, Paid Programming, Automotive and Fast Foods/Restaurants business categories, which decreased by approximately $0.3 million, $0.6 million, $0.6 million and $0.3 million during the first quarter of 2008 compared to the prior year, respectively, were offset by an increase in advertising revenue from the Insurance and Legal business categories, which increased by approximately $0.5 million during the first quarter of 2008 compared to the prior year.

Gross political advertising revenue was $2.1 million for the three months ended March 31, 2008, compared to $0.4 million for the same period in 2007, an increase of $1.7 million, or 365.1%. The increase in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races (primarily in Texas, Pennsylvania and Missouri) that occurred during the three months ended March 31, 2008 as compared to nominal political advertising during the three months ended March 31, 2007.

Retransmission compensation was $3.3 million for the three months ended March 31, 2008, compared to $2.6 million for the same period in 2007, an increase of $0.7 million, or 24.8%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2008 compared to 2007, (2) annual rate increases in 2008 for certain retransmission consent agreements and (3) a few additional markets under retransmission consent agreements in 2008.

New media revenue, representing revenue generated from non-television web-based advertising, was $2.0 million for the three months ended March 31, 2008, compared to $0.3 million for the three months ended March 31, 2007. The increase in new media revenue was a result of having all of our markets complete implementation of this digital media platform initiative as of June 2007.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.2 million for the three months ended March 31, 2008, compared to $3.0 million for the three months ended March 31, 2007, an increase of $0.2 million, or 5.8%. The increase during the three months ended March 31, 2008 was primarily attributed to additional payroll-related costs incurred in 2008 than in 2007.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.7 million for the three months ended March 31, 2008, compared to $34.1 million for the same period in 2007, an increase of $1.6 million, or 4.8%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended March 31, 2008 was primarily attributed to (1) the inclusion of such expenses for 2008 from Mission’s newly acquired television station KTVE, and (2) additional payroll costs incurred in 2008 mainly as a result of annual merit increases and costs associated with a new department created to develop web-based revenue.

On March 31, 2008, we terminated our existing national sales representation agreement at 22 of our stations with Blair and Petry and entered into a new agreement with Katz, extending through March 2018. Nexstar, Petry, Blair and Katz entered into a tri-party mutual release agreement under which Petry and Blair agreed to release Nexstar from its future contractual obligation in exchange for payments totaling $8.0 million, which will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new contract with Katz. Accordingly, we recorded a one-time non-cash charge of $7.2 million.

Amortization of intangible assets was $6.4 and $6.5 million for the three months ended March 31, 2008 and 2007, respectively.

Depreciation of property and equipment was $5.3 million for the three months ended March 31, 2008, compared to $5.0 million for the same period in 2007, an increase of $0.3 million, or 6.9%. The increase was primarily attributed to the depreciation of assets of approximately $0.1 million for 2008 from Mission’s newly acquired television station KTVE and $0.1 million of amortization of software recorded in the quarter ended March 2008.

For the three months ended March 31, 2008, we recognized a gain of $0.9 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second quarter of 2007.

Income (loss) from Operations

Loss from operations was $0.1 million for the three months ended March 31, 2008, compared to income from operations of $6.1 million for the same period in 2007, a decrease of $6.2 million, or 101.0%. The decrease was primarily the result of an increase in operating expenses, particularly in non-cash contract termination fees of $7.2 million, station direct operating expenses, net of trade, and selling, general and administrative expenses and depreciation for the three months ended March 31, 2008 compared to the same period in 2007, partially offset by the increase in net revenue and gain on asset exchange as described above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $14.0 million for the three months ended March 31, 2008, compared to $13.7 million for the same period in 2007, an increase of $0.3 million, or 2.0%. The increase in interest expense was primarily attributed to a greater amount of debt outstanding in 2008 under our and Mission’s senior credit facilities than in 2007, partially offset by lower average interest rates incurred during the first quarter of 2008 compared to the first quarter of 2007 under our and Mission’s senior credit facilities.

Income Taxes

Income tax expense was $1.7 million for the three months ended March 31, 2008, compared to $1.5 million for the same period in 2007, an increase of $0.2 million, or 9.6%. The increase was primarily due to $1.5 million of income tax expense in the first quarter of 2008 related to the increase in deferred tax liabilities in 2008 associated with Mission’s newly acquired television station KTVE. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$10,277	$3,406
Net cash used for investing activities	(12,169)	(5,854)
Net cash provided by (used for) financing activities	44,140	(863)

Net increase (decrease) in cash and cash equivalents	$42,248	$(3,311)

Cash paid for interest	$13,616	$13,838
Cash paid for income taxes, net	$44	$—

	March 31, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$58,474	$16,226
Long-term debt including current portion	$728,876	$681,176
Unused commitments under senior credit facilities (1)	$24,500	$69,500

(1)	Based on covenant calculations, as of March 31, 2008, all $24.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities increased by $6.9 million during the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to (1) an increase of $4.2 million resulting from the timing of collections of accounts receivable, (2) an increase of $1.3 million resulting from the timing of payments for accounts payable and accrued expenses and (3) an increase of $0.5 million in cash flows from deferred revenue.

Cash paid for interest decreased by $0.2 million during the three months ended March 31, 2008 compared to the same period in 2007. The decrease was due to a decrease in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $6.6 million for the three months ended March 31, 2008, compared to $6.8 million for the three months ended March 31, 2007, a decrease of $0.2 million. The decrease was due to lower average interest rates incurred during the three months ended March 31, 2008 compared to the same period in 2007, partially offset by a greater amount of debt outstanding in 2008 on the respective credit facilities.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $6.3 million during the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to an increase in acquisition-related payments, partially offset by a decrease in purchases of property and equipment.

Acquisition-related payments for the three months ended March 31, 2008 consisted of additional consideration of $7.9 million, inclusive of transaction costs of $0.5 million which is included in goodwill, for Mission’s acquisition of KTVE.

Capital expenditures were $4.2 million for the three months ended March 31, 2008, compared to $5.9 million for the three months ended March 31, 2007. The decrease was primarily attributable to digital conversion expenditures, which were $2.8 million for the three months ended March 31, 2008 compared to $3.7 million for the same period in 2007. We project that 2008 full-year capital expenditures will be approximately $33 million, which is expected to include approximately $30 million of digital conversion expenditures. We expect to conclude our digital conversion expenditures during 2008.

Cash Flows – Financing Activities

The comparative net cash from financing activities increased by $45.0 million during the three months ended March 31, 2008 compared to the same period in 2007, due primarily to an increase in proceeds from revolver draws, partially offset by the increase in repayments during 2008 under our and Mission’s senior secured credit facilities.

During the three months ended March 31, 2008, there were $50.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities (primarily related to the 11.375% senior discount notes (“11.375% Notes”) principal payment discussed below), compared to no borrowings for the three months ended March 31, 2007.

During the three months ended March 31, 2008, there were $5.9 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $0.9 million and a repayment of $5.0 million of Nexstar’s revolving loans.

During the three months ended March 31, 2007, there were $0.9 million of repayments under our and Mission’s senior secured credit facilities, all of which were scheduled term loan maturities.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2008, Nexstar and Mission had total combined debt of $728.9 million, which represented 116.8% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2008:

	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Nexstar senior credit facility	$225,405	$1,319	$3,516	$220,570	$—
Mission senior credit facility	175,383	1,295	3,454	170,634	—
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	130,000	46,906	—	—	83,094

	$730,788	$49,520	$6,970	$391,204	$283,094

On April 1, 2008, Nexstar redeemed a principal amount of approximately $46.9 million of 11.375% Notes outstanding sufficient to ensure that the 11.375% Notes would not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment was funded with cash generated from borrowings under its senior secured credit facility and operations.

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th of each year. The 11.375% senior discount notes (“11.375% Notes”) began to accrue cash interest on April 1, 2008. Commencing October 1, 2008, we will make semiannual interest payments on our 11.375% Notes on April 1st and October 1st. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

As of March 31, 2008, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2008. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 8 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 1, 2008, we redeemed a principal amount of approximately $46.9 million of our $130.0 million 11.375% Notes outstanding sufficient to ensure that the 11.375% Notes would not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment was funded with cash generated from borrowings under our senior secured credit facility and from operations.

Effective on April 1, 2008 under our bank credit facility agreement, we are now required to include the remaining principal balance of Nexstar Finance Holdings 11.375% Notes in the calculation of our total leverage ratio. Accordingly, as of June 30, 2008, the outstanding principal of $83.1 million on the 11.375% Notes will be included as debt outstanding in this covenant compliance ratio.

Given the impact of including the 11.375% notes in covenants in our bank credit facility including the requirement that as of June 30, 2008 our consolidated total leverage ratio (as defined therein) is no greater than 6.75 to 1.00 total leverage ratio, we are currently pursuing certain initiatives to enhance our ability to comply with this June 30, 2008 covenant. These initiatives included modifying certain vendor payment terms which will have a more favorable impact on our cash flows relative to covenant calculations, prior to June 30, 2008. We also have repositioned approximately $13.0 million of capital expenditures originally planned for the first six months of 2008 into the last six months of 2008. In addition, we believe that we have certain other cash management and cost containment measures that could be implemented by the management team to ensure compliance with our covenants at June 30, 2008. Notwithstanding the operational initiatives described above, we would also have the ability to seek a debt covenant waiver from our lenders. There can be no assurance that the Company would be able to secure a bank waiver.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC and KAMC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KTAB, KARD and KLBK are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Nexstar stations KAMR, KBTV, KFDX, WDHN, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Nexstar stations KSVI and KLST and Mission station KHMT and has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG and Mission station KOLR.

Extension requests were filed with the FCC on March 19, 2008 for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations were expected to begin DTV full-power operations by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations were expected to begin DTV full-power operations by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

DTV conversion expenditures were $2.8 million and $3.7 million, respectively, for the three months ended March 31, 2008 and 2007. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 22 stations as of March 31, 2008) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

No Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 51 through 54 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of March 31, 2008 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The term loan borrowings at March 31, 2008 under the senior credit facilities bear interest at a weighted average interest rate of 4.45%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at March 31, 2008 under the senior credit facilities bear interest at a weighted average interest rate of 3.95%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of March 31, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$4,008	$2,004	$(2,004)	$(4,008)

Our 7% senior subordinated notes due 2014 and our 11.375% senior discount notes due 2013 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of March 31, 2008, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

/s / MATTHEW E. DEVINE
	By:	Matthew E. Devine
	Its:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 9, 2008