Form 10-Q
period 2008-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2008-08-12
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

As of July 31, 2008 the Registrant had outstanding:

15,013,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$15,631	$16,226
Accounts receivable, net of allowance for doubtful accounts of $916 and $1,208, respectively	56,075	55,346
Current portion of broadcast rights	6,060	13,885
Taxes receivable	—	351
Prepaid expenses and other current assets	1,620	2,482
Deferred tax asset	15	15

Total current assets	79,401	88,305

Property and equipment, net	121,356	111,612
Broadcast rights	6,584	7,674
Goodwill	152,272	151,686
FCC licenses	166,455	163,795
Other intangible assets, net	167,403	178,611
Other noncurrent assets	5,525	6,399
Deferred tax asset	613	620

Total assets	$699,609	$708,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$50,391
Current portion of broadcast rights payable	6,336	13,943
Accounts payable	13,421	8,334
Accrued expenses	10,122	13,563
Taxes payable	237	478
Interest payable	10,234	6,499
Deferred revenue	6,555	6,569
Other liabilities	1,333	—

Total current liabilities	51,723	99,777

Debt	667,680	630,785
Broadcast rights payable	8,179	9,569
Deferred tax liabilities	47,576	44,555

Deferred revenue	1,949	2,096
Deferred gain on sale of assets	5,149	5,368
Deferred representation fee incentive	6,276	—
Other liabilities	10,589	5,942

Total liabilities	799,121	798,092

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both June 30, 2008 and December 31, 2007	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,013,839 and 15,005,839 at June 30, 2008 and December 31, 2007, respectively	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both June 30, 2008 and December 31, 2007	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding no shares at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	397,622	396,293
Accumulated deficit	(497,418)	(485,967)

Total stockholders’ deficit	(99,512)	(89,390)

Total liabilities and stockholders’ deficit	$699,609	$708,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenue	$70,618	$68,729	$134,330	$130,783

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,283	18,551	38,779	36,707
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	21,839	21,787	42,724	42,085
Non-cash contract termination fees	—	—	7,167	—
Amortization of broadcast rights	4,806	4,756	10,141	10,648
Amortization of intangible assets	6,383	6,467	12,755	12,932
Depreciation	5,088	5,024	10,421	10,012
Gain on asset exchange	(2,742)	(1,035)	(3,592)	(1,035)
Gain on asset disposal, net	(205)	(242)	(170)	(90)

Total operating expenses	54,452	55,308	118,225	111,259

Income from operations	16,166	13,421	16,105	19,524
Interest expense, including amortization of debt financing costs	(10,806)	(13,771)	(24,795)	(27,491)
Interest and other income	151	145	552	261

Income (loss) before income taxes	5,511	(205)	(8,138)	(7,706)
Income tax expense	(1,634)	(1,086)	(3,313)	(2,618)

Net income (loss)	$3,877	$(1,291)	$(11,451)	$(10,324)

Net income (loss) per common share:
Basic and diluted	$0.14	$(0.05)	$(0.40)	$(0.36)
Weighted average number of common shares outstanding:
Basic and diluted	28,422	28,402	28,420	28,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2008

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2008 (Note 2)	15,005,839	$150	13,411,588	$134	—	$—	$396,293	$(485,967)	$(89,390)
Stock-based compensation expense	—	—	—	—	—	—	1,291	—	1,291
Issuance of common shares related to exercise of stock options	8,000	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	(11,451)	(11,451)

Balance at June 30, 2008 (unaudited)	15,013,839	$150	13,411,588	$134	—	$—	$397,622	$(497,418)	$(99,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,451)	$(10,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,043	2,338
Provision for bad debts	107	406
Depreciation of property and equipment	10,421	10,012
Amortization of intangible assets	12,755	12,932
Amortization of debt financing costs	530	523
Amortization of broadcast rights, excluding barter	4,303	4,228
Amortization of deferred representation fee incentive	(179)	—
Payments for broadcast rights	(4,127)	(4,261)
Gain on asset exchange	(3,592)	(1,035)
Gain on asset disposal, net	(170)	(90)
Deferred gain recognition	(219)	(218)
Amortization of debt discount	3,638	6,577
Stock-based compensation expense	1,291	954
Non-cash contract termination fee	7,167	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	245	(5,239)
Prepaid expenses and other current assets	875	1,172
Taxes receivable	336	229
Other noncurrent assets	(444)	(519)
Accounts payable and accrued expenses	679	(4,416)
Taxes payable	(241)	—
Interest payable	3,735	(80)
Deferred revenue	(161)	4
Other noncurrent liabilities	300	315

Net cash provided by operating activities	28,841	13,508

Cash flows from investing activities:
Additions to property and equipment	(7,902)	(10,104)
Acquisition of broadcast properties and related transaction costs	(7,923)	—
Proceeds from sale of assets	—	318
Down payment on acquisition of station	—	(387)

Net cash used for investing activities	(15,825)	(10,173)

Cash flows from financing activities:
Repayment of long-term debt	(98,649)	(5,743)
Proceeds from long-term debt	50,000	—
Proceeds from senior subordinated PIK notes	35,000	—
Proceeds from issuance of common shares related to exercise of stock options	38	56

Net cash used for financing activities	(13,611)	(5,687)

Net decrease in cash and cash equivalents	(595)	(2,352)
Cash and cash equivalents at beginning of period	16,226	11,179

Cash and cash equivalents at end of period	$15,631	$8,827

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$16,732	$20,473

Income taxes, net	$178	$51

Non-cash investing activities:

Purchase of software	$4,968	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2008, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 50 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements to be renewed upon expiration. As of June 30, 2008, the assets of Mission consisted of current assets of $7.1 million (excluding broadcast rights), broadcast rights of $2.9 million, FCC licenses of $31.4 million, goodwill of $17.7 million, other intangible assets of $34.8 million, property and equipment of $24.6 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 17 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2008:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport Television”) , as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Newport Television and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $1.0 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively and $1.6 million for each of the six months then ended. Nexstar received payments from Piedmont under the JSA of $0.3 and $0.6 million for the three months and six months ended June 30, 2007. Nexstar received payments from Clear Channel under the TBA of $13 thousand for both of the three months ended June 30, 2008 and 2007 and $25 thousand for both of the six months then ended.

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

The Company recognized stock-based compensation expense of $0.6 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively and $1.3 million and $1.0 million for the six months then ended, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At June 30, 2008, there was approximately $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.33 years. The total intrinsic value and cash received for stock options exercised during the six months ended June 30, 2008 was $9 thousand and $39 thousand, respectively.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months and six months ended June 30, 2008 and 2007 there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	2,355,611	1,009,747	2,381,639	1,080,182

In-the-money stock options excluded due to anti-dilutive effects	1,743,078	2,563,692	1,810,861	2,516,558

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company has adopted the provisions of this Statement in the first quarter of 2008. Management determined that the adoption of SFAS No. 159 had no effect on its consolidated financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 160 will have on the Company's consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. Management is currently evaluating the impact that this statement will have on our consolidated financial position or results of operations.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of June 30, 2008, there were no investments in marketable securities.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements —(Continued)

As of June 30, 2008, the Company had $1.8 million invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of June 30, 2008, the fair value of the money market investment was an asset of $1.8 million.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). Management is currently evaluating the impact the adoption of this FSP will have on the Company's consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

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

On March 11, 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisition—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Three Months Ended June 30, 2008 (actual)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net revenue	$70,618	$70,365	$134,579	$133,988
Income from operations	16,166	13,839	23,277	20,024
Income (loss) before income taxes	5,511	311	(8,151)	(7,222)
Net income (loss)	3,877	(748)	(11,469)	(9,841)
Basic and diluted net income (loss) per share	$0.14	$(0.03)	$(0.40)	$(0.35)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

6. Property and Equipment

As of June 30, 2008, included in net property and equipment is approximately $4.8 million of costs related to the purchase of software. The asset is being amortized over the term of the contract. As of June 30, 2008, $0.6 million representing the current portion of the remaining liability associated with this contract is included in other current liabilities and $4.2 million representing the long-term portion of the remaining liability associated with this contract is included in other non-current liabilities in the accompanying condensed balance sheet.

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$357,027	$(194,801)	$162,226	$355,878	$(182,848)	$173,030
Other definite-lived intangible assets	1-15	16,136	(10,959)	5,177	15,775	(10,194)	5,581

Total intangible assets subject to amortization		$373,163	$(205,760)	$167,403	$371,653	$(193,042)	$178,611

Total amortization expense from definite-lived intangibles was $6.4 million and $6.5 million for the three months ended June 30, 2008 and 2007, respectively and $12.8 million and $12.9 million for the six months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets is approximately $25.0 million for each year for the years of 2008 through 2012.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $318.7 million and $315.5 million at June 30, 2008 and December 31, 2007, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2008, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the six months ended June 30, 2008 was as follows:

June 30, 2008
(in thousands)
Beginning balance	$151,686
Acquisition	586

Ending balance	$152,272

During 2008, the consummation of Mission’s acquisition of KTVE increased goodwill by $0.6 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Compensation and related taxes	$2,574	$4,082
Sales commissions	1,449	1,514
Employee benefits	1,009	1,361
Property taxes	952	620
Other accruals related to operating expenses	4,138	5,986

	$10,122	$13,563

9. Debt

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Term loans	$326,916	$328,659
7% senior subordinated notes due 2014, net of discount of $1,845 and $1,978	198,155	198,022
11.375% senior discount notes due 2013, net of discount of $3,505 at December 31, 2007	83,094	126,495
Senior subordinated PIK notes due 2014, net of discount of $623	35,000	—
Revolving credit facilities	28,000	28,000

	671,165	681,176
Less: current portion	(3,485)	(50,391)

	$667,680	$630,785

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of June 30, 2008 and December 31, 2007, Nexstar had $158.9 million and $159.8 million, respectively, outstanding under its Term Loan B and $21.0 million outstanding under its revolving loan at each of these two respective dates.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the six months ended June 30, 2008, repayments of Nexstar’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the six months ended June 30, 2008, borrowings and subsequent repayments of Nexstar’s revolving loan totaled $50.0 million.

The total weighted-average interest rate of the Nexstar Facility was 4.62% and 6.52% at June 30, 2008 and December 31, 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of June 30, 2008 and December 31, 2007, Mission had $168.0 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan at each of these two respective dates.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the six months ended June 30, 2008, repayments of Mission’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 4.54% and 6.61% at June 30, 2008 and December 31, 2007, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. On April 1, 2008 Nexstar redeemed a principal amount of notes outstanding of $46.9 million sufficient to ensure that the 11.375% Notes will not be “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986.

Senior Subordinated PIK Notes

On June 27, 2008 Nexstar Broadcasting, Inc. issued senior subordinated payment-in-kind notes due 2014 (the “PIK Notes”) in aggregate principal amount of $35.6 million at a purchase price equal to 98.25% or $35.0 million. The transaction closed on June 30, 2008.

The PIK Notes bear interest at the rate of: (a) 12% per annum from June 30, 2008 to January 15, 2010, payable entirely during such period by increasing the principal amount of the Notes by an amount equal to the amount of interest then due (“Payment-in-Kind Interest”); (b) 13% per annum, payable entirely in cash, from January 16, 2010 to July 15, 2010; (c) 13.5% per annum, payable entirely in cash, from July 16, 2010 to January 15, 2011; (d) 14.0% per annum, payable entirely in cash, from January 16, 2011 to July 15, 2011; (e) 14.5% per annum, payable entirely in cash, from July 16, 2011 to January 15, 2012; and (f) 15% per annum, payable entirely in cash, thereafter. The Notes shall bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of Payment-in-Kind Interest is made. The Company shall pay interest on overdue principal and premium, if any, from time to time on demand at a rate that is 1% per annum in excess of the rate then in effect, and shall pay interest on overdue installments of interest and liquidated damages from time to time on demand at the same rate to the extent lawful. Upon the occurrence and continuance of a default or event of default, the applicable rate of interest payable on the Notes shall be increased by 1% (which shall be payable in cash) until such time as such default or event of default has been cured or waived. The Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The PIK Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior debt.

The Company, at its option, may redeem the Notes in whole or in part, upon not less than 30 nor more than 60 days’ notice, from October 1, 2008 at various redemption prices plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date. Notwithstanding the foregoing, at any time from January 1, 2010 to June 30, 2010 the Company may redeem Notes at a redemption price equal to 102.50% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any; provided, that on or prior to December 31, 2009 the Company or any of its affiliates enters into a binding and irrevocable agreement to sell, convey or otherwise dispose of all of the Company’s equity interests (by way of merger, consolidation or otherwise) or all of the Company’s assets subject, in each case, to no conditions other than obtaining the approval of the Federal Communications Commission (the “FCC”) for an FCC license transfer in connection with such sale, conveyance or disposition. At any time prior to October 1, 2008, the Notes may be redeemed in whole or in part at the option of the Company. The redemption price will be equal to (i) 100% of the principal amount of the Notes, plus (ii) accrued interest, if any, to the redemption date (subject to the rights of holders on relevant record dates to receive interest due on the relevant interest payment date), plus (iii) the Applicable Premium, if any. “Applicable Premium” means, with respect to any Note at any redemption date, the excess of (A) the present value at such time of (1) the redemption price of such Note at October 1, 2008 plus (2) all required interest payments due on such Note through October 1, 2008 (excluding accrued but unpaid interest), computed using a discount rate equal to the Treasury Rate (as defined in the Indenture) plus 50 basis points and applied quarterly, over (B) the principal amount of such Note on the date of redemption; provided, however, that in no event shall the Applicable Premium be less than zero.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of June 30, 2008, the Company has $69.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities, of which $7.2 million is available for borrowing.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Debt—(Continued)

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.75 times the last twelve months operating cash flow (as defined in the credit agreement) at June 30, 2008, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.75 times the last twelve months operating cash flow at June 30, 2008, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2008, we are in compliance with all of our covenants.

The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

The PIK Notes contain covenants that restrict the ability of the Company and its subsidiaries to create liens on its assets, engage in sale-leaseback transactions, merge or consolidate with another entity or sell, lease or transfer substantially all of the Company’s properties or assets to another entity, incur additional indebtedness, issue equity, pay dividends and undertake certain other business activities. Upon an event of default, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, may, and the trustee at the request of such holders is required to, declare the principal of and the accrued interest on the Notes to be due and payable immediately.

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

The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes and Senior Subordinated PIK Notes.

10. Contract Termination

On March 31, 2008, Nexstar signed a new ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of June 30, 2008, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $6.3 million is recorded as deferred representation fee incentive in the accompanying condensed balance sheet.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Deferred rent	$6,343	$5,397
Software agreement obligation	4,187	—
Other	59	545

	$10,589	$5,942

12. Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of June 30, 2008, a total of 672,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

13. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended June 30, 2008 and 2007, the Company recognized a gain of $2.7 million and $1.0 million, respectively and $3.6 million and $1.0 million, respectively, for the six months then ended.

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

As of January 1, 2008, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of June 30, 2008. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of June 30, 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC, KCIT and KAMC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KTAB, KARD, KAMR and KLBK are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Nexstar stations KBTV, KFDX, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG and Mission station KOLR. Pending with the FCC are applications to extend the DTV construction deadlines for Nexstar’s Stations WDHN, KSVI and KLST and Mission station KHMT to dates beyond November 1, 2008.

Extension requests were filed with the FCC on March 19, 2008 for the Nexstar and Mission stations with permit expiration dates of May 18, 2008 unless the stations were expected to begin DTV full-power operations by the May 18, 2008 deadline. Extension requests were filed with the FCC by June 19, 2008, the due date for such filings, for the Nexstar and Mission stations with permit expiration dates of August 18, 2008 unless the stations were expected to begin DTV full-power operations by the August 18, 2008 deadline. All of the Nexstar stations with February 17, 2009 DTV construction deadlines are expected to be operating at DTV full-power on or before February 17, 2009.

DTV conversion expenditures were $5.1 million and $5.2 million, respectively, for the six months ended June 30, 2008 and 2007. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

16. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies—(Continued)

generally limited to the amount of borrowings outstanding under the Mission credit facility. At June 30, 2008, Mission had $175.0 million outstanding under its senior credit facility.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$15,631	$—	$15,631
Other current assets	—	6	63,764	—	63,770

Total current assets	—	6	79,395	—	79,401

Investments in subsidiaries eliminated upon consolidation	(5,858)	80,035	—	(74,177)	—
Amounts due from parents eliminated upon consolidation	—	—	905	(905)	—
Property and equipment, net	—	—	121,357	(1)	121,356
Goodwill	—	—	152,272	—	152,272
FCC licenses	—	—	166,455	—	166,455
Other intangible assets, net	—	—	167,403	—	167,403
Other noncurrent assets	—	1,524	11,198	—	12,722

Total assets	$(5,858)	$81,565	$698,985	$(75,083)	$699,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	2,363	45,875	—	48,238

Total current liabilities	—	2,363	49,360	—	51,723

Debt	—	83,094	584,586	—	667,680
Amounts due to subsidiary eliminated upon consolidation	(1,042)	1,966	—	(924)	—
Other noncurrent liabilities	—	—	79,718	—	79,718

Total liabilities	(1,042)	87,423	713,664	(924)	799,121

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	(5,100)	(5,858)	(14,679)	(74,159)	(99,796)

Total stockholders’ equity (deficit)	(4,816)	(5,858)	(14,679)	(74,159)	(99,512)

Total liabilities and stockholders’ equity (deficit)	$(5,858)	$81,565	$698,985	$(75,083)	$699,609

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$70,618	$—	$70,618

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	19,283	—	19,283
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	21,839	—	21,839
Non-cash contract termination fees	—	—	—	—	—
Amortization of broadcast rights	—	—	4,806	—	4,806
Amortization of intangible assets	—	—	6,383	—	6,383
Depreciation	—	—	5,088	—	5,088
Gain on asset exchange	—	—	(2,742)	—	(2,742)
Loss on asset disposal, net	—	—	(205)	—	(205)

Total operating expenses (income)	—	—	54,452	—	54,452

Income from operations	—	—	16,166	—	16,166
Interest expense, including amortization of debt financing costs	—	(2,443)	(8,363)	—	(10,806)
Equity in income of subsidiaries	2,517	4,960	—	(7,477)	—
Other income, net	—	—	151	—	151

Income before income taxes	2,517	2,517	7,954	(7,477)	5,511
Income tax expense	—	—	(1,634)	—	(1,634)

Net income	$2,517	$2,517	$6,320	$(7,477)	$3,877

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$134,330	$—	$134,330

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	38,779	—	38,779
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	—	42,723	—	42,724
Non-cash contract termination fees	—	—	7,167	—	7,167
Amortization of broadcast rights	—	—	10,141	—	10,141
Amortization of intangible assets	—	—	12,755	—	12,755
Depreciation	—	—	10,421	—	10,421
Gain on asset exchange	—	—	(3,592)	—	(3,592)
Loss on asset disposal, net	—	—	(170)	—	(170)

Total operating expenses (income)	1	—	118,224	—	118,225

Income from operations	(1)	—	16,106	—	16,105
Interest expense, including amortization of debt financing costs	—	(6,029)	(18,766)	—	(24,795)
Equity in income of subsidiaries	(11,223)	(5,194)	—	16,417	—
Other income, net	—	—	552	—	552

Income before income taxes	(11,224)	(11,223)	(2,108)	16,417	(8,138)
Income tax expense	—	—	(3,313)	—	(3,313)

Net income	$(11,224)	$(11,223)	$(5,421)	$16,417	$(11,451)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company

Cash flows provided by (used for) operating activities	$—	$46,906	$(18,065)	$—	$28,841

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(7,902)	—	(7,902)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	(7,923)
Other investing activities	—	—	—	—	—

Net cash used for investing activities	—	—	(15,825)	—	(15,825)

Cash flows from financing activities:
Repayment of long-term debt	—	(46,906)	(51,743)	—	(98,649)
Proceeds from revolver draws	—	—	50,000	—	50,000
Proceeds from senior subordinated PIK notes	—	—	35,000	—	35,000
Other financing activities	—	—	38	—	38

Net cash provided by financing activities	—	(46,906)	33,295	—	(13,611)

Net increase in cash and cash equivalents	—	—	(595)	—	(595)

Cash and cash equivalents at beginning of period	—	—	16,226	—	16,226

Cash and cash equivalents at end of period	$—	$—	$15,631	$—	$15,631

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

18. Condensed Consolidating Financial Information

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

Balance Sheet

June 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,038	$5,593	$—	$—	$15,631
Due from Mission	—	19,375	—	—	(19,375)	—
Other current assets	—	60,775	2,989	6	—	63,770

Total current assets	—	90,188	8,582	6	(19,375)	79,401

Investments in subsidiaries eliminated upon consolidation	(5,858)	—	—	80,035	(74,177)	—
Amounts due from parents eliminated upon consolidation	—	905	—	—	(905)	—
Property and equipment, net	—	96,729	24,628	—	(1)	121,356
Goodwill	—	134,564	17,708	—	—	152,272
FCC licenses	—	135,059	31,396	—	—	166,455
Other intangible assets, net	—	132,586	34,817	—	—	167,403
Other noncurrent assets	—	9,194	2,004	1,524	—	12,722

Total assets	$(5,858)	$599,225	$119,135	$81,565	$(94,458)	$699,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	19,375	—	(19,375)	—
Other current liabilities	—	40,277	5,598	2,363		48,238

Total current liabilities	—	42,035	26,700	2,363	(19,375)	51,723
Debt	—	411,362	173,224	83,094	—	667,680
Amounts due to subsidiary eliminated upon consolidation	(1,042)	—	—	1,966	(924)	—
Other noncurrent liabilities	—	65,793	13,925	—		79,718

Total liabilities	(1,042)	519,190	213,849	87,423	(20,299)	799,121

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(5,100)	80,035	(94,714)	(5,858)	(74,159)	(99,796)

Total stockholders’ equity (deficit)	(4,816)	80,035	(94,714)	(5,858)	(74,159)	(99,512)

Total liabilities and stockholders’ equity (deficit)	$(5,858)	$599,225	$119,135	$81,565	$(94,458)	$699,609

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended June 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$68,988	$1,630	$—	$—	$70,618
Revenue between consolidated entities	—	2,025	8,768	—	(10,793)	—

Net revenue	—	71,013	10,398	—	(10,793)	70,618

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,705	1,578	—	—	19,283
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	21,206	633	—	—	21,839
Local service agreement fees between consolidated entities	—	8,768	2,025	—	(10,793)	—
Non-cash contract termination fees	—	—	—	—	—	—
Amortization of broadcast rights	—	3,683	1,123	—	—	4,806
Amortization of intangible assets	—	5,031	1,352	—	—	6,383
Depreciation	—	4,257	831	—	—	5,088
Gain on asset exchange	—	(2,742)	—	—	—	(2,742)
Loss on asset disposal, net	—	638	(843)	—	—	(205)

Total operating expenses	—	58,546	6,699	—	(10,793)	54,452

Income (loss) from operations	—	12,467	3,699	—	—	16,166
Interest expense, including amortization of debt financing costs	—	(6,378)	(1,985)	(2,443)	—	(10,806)
Equity in loss of subsidiaries	2,517	—	—	4,960	(7,477)	—
Other income, net	—	131	20	—	—	151

Loss before income taxes	2,517	6,220	1,734	2,517	(7,477)	5,511
Income tax expense	—	(1,259)	(375)	—	—	(1,634)

Net loss	$2,517	$4,961	$1,359	$2,517	$(7,477)	$3,877

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Six Months Ended June 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$131,165	$3,165	$—	$—	$134,330
Revenue between consolidated entities	—	4,040	16,553	—	(20,593)	—

Net revenue	—	135,205	19,718	—	(20,593)	134,330

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	35,672	3,107	—	—	38,779
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	41,454	1,269	—	—	42,724
Local service agreement fees between consolidated entities	—	16,553	4,040	—	(20,593)	—
Non-cash contract termination fees	—	7,167	—	—	—	7,167
Amortization of broadcast rights	—	7,838	2,303	—	—	10,141
Amortization of intangible assets	—	10,055	2,700	—	—	12,755
Depreciation	—	8,723	1,698	—	—	10,421
Gain on asset exchange	—	(3,592)	—	—	—	(3,592)
Loss on asset disposal, net	—	673	(843)	—	—	(170)

Total operating expenses	1	124,543	14,274	—	(20,593)	118,225

Income (loss) from operations	(1)	10,662	5,444	—	—	16,105
Interest expense, including amortization of debt financing costs	—	(13,807)	(4,959)	(6,029)	—	(24,795)
Equity in loss of subsidiaries	(11,223)	—	—	(5,194)	16,417	—
Other income, net	—	507	45	—	—	552

Loss before income taxes	(11,224)	(2,638)	530	(11,223)	16,417	(8,138)
Income tax expense	—	(2,556)	(757)	—	—	(3,313)

Net loss	$(11,224)	$(5,194)	$(227)	$(11,223)	$16,417	$(11,451)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

Statement of Cash flows

For the Six Months Ended June 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(24,667)	$6,602	$46,906	$—	$28,841

Cash flows from investing activities:
Additions to property and equipment, net	—	(5,763)	(2,139)	—	—	(7,902)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Other investing activities	—	—	—	—	—	—

Net cash used for investing activities	—	(5,763)	(10,062)	—	—	(15,825)

Cash flows from financing activities:
Repayment of long-term debt	—	(50,880)	(863)	(46,906)	—	(98,649)
Proceeds from revolver draws	—	50,000	—	—	—	50,000
Proceeds from senior subordinated PIK Notes	—	35,000	—	—	—	35,000
Other financing activities	—	38	—	—	—	38

Net cash provided by (used for) financing activities	—	34,158	(863)	(46,906)	—	(13,611)

Net increase (decrease) in cash and cash equivalents	—	3,728	(4,323)	—	—	(595)
Cash and cash equivalents at beginning of period	—	6,310	9,916	—	—	16,226

Cash and cash equivalents at end of period	$—	$10,038	$5,593	$—	$—	$15,631

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Condensed Consolidating Financial Information—(Continued)

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of June 30, 2008, unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007, unaudited condensed statement of changes in stockholders’ deficit for the six months ended June 30, 2008, unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Executive Summary

Second Quarter 2008 Highlights

•

Net revenue increased 2.7% during the second quarter of 2008 compared to the same period in 2007, primarily from increases in political advertising revenue, retransmission compensation and eMedia revenue. Political advertising revenue increased by $2.4 million during the second quarter of 2008 mainly due to presidential and statewide primary elections that occurred during 2008. Total revenue from the retransmission consent agreements was approximately $4.7 million for the three months ended June 30, 2008 (which included approximately $3.4 million of retransmission compensation and approximately $1.3 million of advertising revenue generated from the retransmission consent agreements), compared to $4.2 million for the three months ended June 30, 2007 (which included approximately $2.9 million of retransmission compensation and approximately $1.3 million of advertising revenue generated from the retransmission consent agreements). eMedia revenue increased by $1.7 million during the second quarter of 2008 as a result of all of our markets having implemented this web-based revenue source as of June 2007.

•	On June 30, 2008, we completed the issuance of $35.6 million of senior subordinated payment-in-kind (“PIK”) notes, due 2014.

•

On June 30, 2008, we and Mission in total made repayments of $45.9 million under the senior secured credit facilities, of which $0.9 million were scheduled term loan maturities and $45.0 million was a repayment of Nexstar’s revolving loans.

•	On April 1, 2008, Nexstar redeemed a principal amount of $46.9 million of the 11.375% notes outstanding in accordance with the terms of the debt agreement.

•

On January 16, 2008, Mission completed its acquisition of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. The financial results for KTVE are included in the three months ended June 30, 2008, but not in the corresponding period of 2007.

Overview of Operations

We owned and operated 32 television stations as of June 30, 2008. Through various local service agreements, we programmed or provided sales and other services to 18 additional television stations, including 16 television stations owned and operated by Mission as of June 30, 2008. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of June 30, 2008 with Mission:

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

Industry Trends

The Television Bureau of Advertising has forecasted U.S. television spot advertising revenue in 2008 to increase by approximately 9% to 10% compared to 2007.

Our net revenue increased 2.7% to $134.3 million for the six months ended June 30, 2008, compared to $130.8 million for the six months ended June 30, 2007 primarily due to the increases in political advertising revenue in 2008 (as a result of the increase in the volume of advertising time purchased by campaigns for elective offices and for political issues) and in eMedia revenue (as a result of all markets having implemented this web-based revenue source as of June 2007).

Political advertising revenue was $5.6 million for the six months ended June 30, 2008, a significant increase from the $1.7 million for the six months ended June 30, 2007. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. Since 2008 is an election year, a significant percentage of the Company’s revenue growth in 2008 is expected to be attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2007 was a non-election year, we expect significantly more political advertising revenue to be reported in 2008 in relation to the amount of political advertising reported in 2007.

Automotive-related advertising, our largest advertising category, represented approximately 22% of our core local and national advertising revenue for both the six months ended June 30, 2008 and 2007. Our automotive-related advertising decreased approximately 5.8% for the six months ended June 30, 2008 as compared to the same period in 2007. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last two years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$45,689	61.4	$46,026	63.6	$87,605	62.0	$87,623	64.1
National	17,757	23.9	19,325	26.7	33,921	24.0	36,675	26.8
Political	3,598	4.8	1,229	1.7	5,648	4.0	1,670	1.2
Retransmission compensation	3,331	4.5	2,922	4.0	6,607	4.7	5,548	4.1
Network compensation	916	1.2	1,097	1.5	1,765	1.2	2,322	1.7
EMedia revenue	2,609	3.5	890	1.2	4,612	3.3	1,150	0.8
Other	545	0.7	896	1.3	1,102	0.8	1,768	1.3

Total gross revenue	74,445	100.0	72,385	100.0	141,260	100.0	136,756	100.0
Less: Agency commissions	8,494	11.4	8,330	11.5	16,014	11.3	15,617	11.4

Net broadcast revenue	65,951	88.6	64,055	88.5	125,246	88.7	121,139	88.6
Trade and barter revenue	4,667		4,674		9,084		9,644

Net revenue	$70,618		$68,729		$134,330		$130,783

Results of Operations The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$70,618	100.0	$68,729	100.0	$134,330	100.0	$130,783	100.0
Operating expenses:
Corporate expenses	3,588	5.1	3,175	4.6	6,811	5.1	6,221	4.8
Station direct operating expenses, net of trade	17,583	24.9	16,915	24.6	35,659	26.5	33,763	25.8
Selling, general and administrative expenses	18,251	25.8	18,612	27.1	35,913	26.7	35,864	27.4
Non-cash contract termination fees	—		—		7,167	5.3	—
Gain on asset exchange	(2,742)	(3.9)	(1,035)	(1.5)	(3,592)	(2.7)	(1,035)	(0.8)
Gain on asset disposal, net	(205)	(0.3)	(242)	(0.4)	(170)	(0.1)	(90)	(0.1)
Trade and barter expense	4,449	6.3	4,426	6.4	8,958	6.7	9,364	7.2
Depreciation and amortization.	11,471	16.2	11,491	16.7	23,176	17.3	22,944	17.5
Amortization of broadcast rights, excluding barter	2,057	2.9	1,966	2.9	4,303	3.2	4,228	3.2

Income from operations	$16,166		$13,421		$16,105		$19,524

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenue

Gross local advertising revenue was $45.7 million for the three months ended June 30, 2008, which was relatively flat when compared to $46.0 million for the same period in 2007. Gross national advertising revenue was $17.8 million for the three months ended June 30, 2008, compared to $19.3 million for the same period in 2007, a decrease of $1.5 million, or 8.1%. Net revenue for the three months ended June 30, 2008 grew 2.7% to $70.6 million compared to $68.7 million for the three months ended June 30, 2007. Increases in political, eMedia and retransmission consent revenues overcame declines in national, local and network compensation revenue. Advertising revenue from Paid Programming, Automotive and Fast Foods/Restaurants business categories, which decreased by approximately $0.3 million, $1.0 million and $0.7 million during the second quarter of 2008 compared to the prior year, respectively, were partially offset by an increase in advertising revenue from the Retail, Medical/Healthcare, Telecom and Legal business categories, which increased by approximately $0.3 million during the second quarter of 2008 compared to the prior year.

Gross political advertising revenue was $3.6 million for the three months ended June 30, 2008, compared to $1.2 million for the same period in 2007, an increase of $2.4 million, or 192.8%. The increase in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races (primarily in Pennsylvania, Indiana, Alabama, Missouri and Montana) that occurred during the three months ended June 30, 2008 as compared to nominal political advertising during the three months ended June 30, 2007.

Cash retransmission compensation was $3.3 million for the three months ended June 30, 2008, compared to $2.9 million for the same period in 2007, an increase of $0.4 million, or 14.0%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2008 compared to 2007, (2) annual rate increases in 2008 for certain retransmission consent agreements and (3) a few new markets under retransmission consent agreements in 2008.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $2.6 million for the three months ended June 30, 2008, compared to $0.9 million for the three months ended June 30, 2007. The increase in eMedia revenue was a result of our markets’ implementation of this digital media platform initiative as of June 2007.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.6 and $3.2 million each of the three month periods ended June 30, 2008 and 2007 an increase of $0.4 million, 13.0%. The increase in corporate expense is primarily due to a one time settlement payment related to a former employee.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.8 million for the three months ended June 30, 2008, compared to $35.5 million for the same period in 2007, an increase of $0.3 million, or 0.9%. This increase is primarily attributed to (1) the inclusion of such expenses for 2008 from Mission’s newly acquired television station KTVE, and (2) additional payroll costs incurred in 2008 mainly as a result of creating a new Web-based revenue department. These increases in expense were partially offset in other areas due to increased efforts by corporate and station level personnel to manage expenses within their control.

Amortization of intangible assets was $6.4 and $6.5 million for the three months ended June 30, 2008 and 2007, respectively.

While there are no known circumstances or events as of June 30, 2008 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.1 million for the three months ended June 30, 2008, compared to $5.0 million for the same period in 2007, an increase of $0.1 million, or 1.3%. The increase in depreciation is due to a corresponding increase in property and equipment, including Mission’s acquisition of KTVE.

For the three months ended June 30, 2008 and June 30, 2007, we recognized a gain of $2.7 million and $1.0 million, respectively from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second quarter of 2007.

Income from Operations

Income from operations was $16.2 million for the three months ended June 30, 2008, compared to $13.4 million for the same period in 2007, an increase of $2.8 million, or 20.5%. The increase was primarily due to an increase in net revenue of $1.9 million, an increase in the gain on asset exchange of $1.7 million, partially off set by a $0.7 million increase in direct operating expenses and $0.1 million increase in amortization of broadcast rights.

Interest Expense

Interest expense, including amortization of debt financing costs, was $10.8 million for the three months ended June 30, 2008, compared to $13.8 million for the same period in 2007, a decrease of $3.0 million, or 21.5%. The decrease in interest expense was primarily attributed to lower average interest rates incurred during the second quarter of 2008 compared to the second quarter of 2007 under our and Mission’s senior credit facilities, combined with the $46.9 million principal payment on our 11.375% senior discount notes on April 1, 2008.

Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2008, compared to $1.1 million for the same period in 2007, an increase of $0.5 million, or 50.5%. The increase was primarily due to the $0.5 million reduction in net deferred taxes recorded in the second quarter of 2007 resulting from a technical correction of the Texas Margin Tax. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenue

Gross local advertising revenue was $87.6 million for each of the six months ended June 30, 2008 and 2007. Gross national advertising revenue was $33.9 million for the six months ended June 30, 2008, compared to $36.7 million for the same period in 2007, a decrease of $2.8 million, or 7.5%. Net revenue for the six months ended June 30, 2008 grew 2.7% to $134.3 million compared to $130.8 million for the six months ended June 30, 2007. Increases in political, eMedia and retransmission consent revenues overcame declines in national, network compensation and barter revenue. Advertising revenue from Paid Programming, Automotive and Fast Foods/Restaurants business categories, which decreased by approximately $0.9 million, $1.7 million and $1.3 million during the six months ended June 30, 2008 compared to the prior year, respectively, were partially offset by an increase in advertising revenue from the Retail, Insurance and Legal business categories, which increased by approximately $0.5 million during the six months ended June 30, 2008, compared to the same period in the prior year.

Gross political advertising revenue was $5.6 million for the six months ended June 30, 2008, compared to $1.7 million for the same period in 2007, an increase of $3.9 million, or 238.2%. The increase in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races (primarily in Pennsylvania, Indiana, Alabama, Missouri and Montana) that occurred during the six months ended June 30, 2008 as compared to nominal political advertising during the six months ended June 30, 2007.

Cash retransmission compensation was $6.6 million for the six months ended June 30, 2008, compared to $5.5 million for the same period in 2007, an increase of $1.1 million, or 19.1%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2008 compared to 2007, (2) annual rate increases in 2008 for certain retransmission consent agreements and (3) a few new markets under retransmission consent agreements in 2008.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $4.6 million for the six months ended June 30, 2008, compared to $1.2 million for the six months ended June 30, 2007. The increase in eMedia revenue was a result of our markets’ implementation of this digital media platform initiative as of June 2007.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $6.8 million for the six months ended June 30, 2008, compared to $6.2 million for the six months ended June 30, 2007, an increase of $0.6 million, or 9.5%. The increase during the six months ended June 30, 2008 was primarily attributed to additional payroll-related costs incurred in 2008 than in 2007 and the settlement of $0.4 million related to a former employee.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $71.6 million for the six months ended June 30, 2008, compared to $69.6 million for the same period in 2007, an increase of $2.0 million, or 2.8%. This increase is primarily attributed to (1) the inclusion of such expenses for 2008 from Mission’s newly acquired television station KTVE, and (2) additional payroll costs incurred in 2008 mainly as a result of creating a new Web-based revenue department. These increases in expense were partially offset in other areas due to increased efforts by corporate and station level personnel to manage expenses within their control.

Amortization of intangible assets was $12.8 and $12.9 million for the six months ended June 30, 2008 and 2007, respectively.

While there are no known circumstances or events as of June 30, 2008 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $10.4 million for the six months ended June 30, 2008, compared to $10.0 million for the same period in 2007, an increase of $0.4 million, or 4.1%. The increase in depreciation is due to a corresponding increase in property and equipment, including Mission’s acquisition of KTVE.

For the six months ended June 30, 2008, and June, 30 2007 respectively, we recognized a gain of $3.6 million and $1.0 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second quarter of 2007.

Income from Operations

Income from operations was $16.1 million for the six months ended June 30, 2008, compared to income from operations of $19.5 million for the same period in 2007, a decrease of $3.4 million, or 17.5%. The decrease was primarily the result of an increase in direct operating expenses of $1.9 million, a non-cash contract termination fees of $7.2 million, partially offset by the increase in net revenue of $3.5 million and an increase in gain on asset exchange of $2.6 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $24.8 million for the six months ended June 30, 2008, compared to $27.5 million for the same period in 2007, a decrease of $2.7 million, or 9.8%. The decrease in interest expense was primarily attributed to lower average interest rates incurred during the six months ended June 30, 2008 compared to the same period in 2007 under our and Mission’s senior credit facilities, combined with the $46.9 million principal payment on our 11.375% senior discount notes on April 1, 2008.

Income Taxes

Income tax expense was $3.3 million for the six months ended June 30, 2008, compared to $2.6 million for the same period in 2007, an increase of $0.7 million, or 26.5%. The increase was primarily due to the $0.5 million reduction in net deferred taxes recorded in the second quarter of 2007 resulting from a technical correction of the Texas Margin Tax, along with a $0.2 million increase related to the deferred tax liabilities associated with Mission’s newly acquired television station KTVE and the impact of reclassifying assets as goodwill in September 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$28,841	$13,508
Net cash used for investing activities	(15,825)	(10,173)
Net cash used for financing activities	(13,611)	(5,687)

Net decrease in cash and cash equivalents	$(595)	$(2,352)

Cash paid for interest	$16,732	$20,473
Cash paid for income taxes, net	$178	$51

	June 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$15,631	$16,226
Long-term debt including current portion	$671,165	$681,176
Unused commitments under senior credit facilities (1)	$69,500	$69,500

(1)	Based on covenant calculations, as of June 30, 2008, all $69.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities increased by $15.3 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to the timing of working capital accounts including (1) an increase of $5.5 million resulting from the timing of collections of accounts receivable, (2) an increase of $5.1 million resulting from the timing of payments for accounts payable and accrued expenses and (3) an increase of $3.8 million in cash flows from the timing of interest payments.

Cash paid for interest decreased by $3.7 million during the six months ended June 30, 2008 compared to the same period in 2007. The decrease was due to the timing of the LIBOR contracts under which our senior credit loans were borrowed and a decrease in the average interest rates.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $5.7 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to an increase in acquisition-related payments of $7.9 million, offset by a decrease in purchases of property and equipment of $2.2 million.

Acquisition-related payments for the six months ended June 30, 2008 consisted of consideration of $7.9 million, inclusive of transaction costs of $0.5 million, which is included in goodwill for Mission’s acquisition of KTVE.

Capital expenditures were $7.9 million for the six months ended June 30, 2008, compared to $10.1 million for the six months ended June 30, 2007. The decrease was primarily attributable to digital conversion expenditures, which were $5.1 million for the six months ended June 30, 2008 compared to $5.2 million for the same period in 2007. We project that 2008 full-year capital expenditures will be approximately $33.0 million, which is expected to include approximately $30.0 million of digital conversion expenditures. We expect to conclude our digital conversion expenditures during 2008.

Cash Flows – Financing Activities

The comparative net cash used for financing activities increased by $7.9 million during the six months ended June 30, 2008 compared to the same period in 2007, due primarily to the repayment of long-term debt of $48.7 million, partially offset by proceeds from the Senior Subordinated PIK notes of $35.0 million.

During the six months ended June 30, 2008, there were $50.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities, compared to no borrowings for the six months ended June 30, 2007.

During the six months ended June 30, 2008, there were $51.8 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities of $1.8 million and a repayment of $50.0 million of Nexstar’s revolving loans. In addition, on April 1, 2008, Nexstar redeemed a principal amount of $46.9 million of the 11.375% notes outstanding in accordance with the terms of the debt agreement.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2008, Nexstar and Mission had total combined debt of $671.2 million, which represented 117.1% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2008:

	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
		(in thousands)
Nexstar senior credit facility	$179,966	$879	$3,516	$175,571	—
Mission senior credit facility	174,951	864	3,454	170,633	—
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	83,094	—	—	—	83,094
Senior subordinated PIK due 2014 (1)	42,503	—	—	—	42,503

	$680,514	$1,743	$6,970	346,204	325,597

(1)	Includes principal amount of $35.6 million and $6.9 million in payment-in-kind interest which accrues at 12% per annum through January 15, 2010.

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

As of June 30, 2008, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through December 31, 2008. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 1, 2008, we redeemed a principal amount of approximately $46.9 million of our $130.0 million 11.375% Notes outstanding sufficient to ensure that the 11.375% Notes would not be "applicable high yield discount obligations" within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment was funded with cash generated from borrowings under our senior secured credit facility and from operations.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC, KCIT and KAMC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KTAB, KARD, KAMR and KLBK are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Nexstar stations KBTV, KFDX, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET and WHAG and Mission station KOLR. Pending with the FCC are applications to extend the DTV construction deadlines for Nexstar’s Stations WDHN, KSVI and KLST and Mission station KHMT to dates beyond November 1, 2008.

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

DTV conversion expenditures were $5.1 million and $5.2 million, respectively, for the six months ended June 30, 2008 and 2007. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 21 stations as of June 30, 2008) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

No Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 51 through 54 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of June 30, 2008 there has been no material change to this information.

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

The term loan borrowings at June 30, 2008 under the senior credit facilities bear interest at a weighted average interest rate of 4.60%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at June 30, 2008 under the senior credit facilities bear interest at a weighted average interest rate of 4.37%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$3,549	$1,775	$(1,775)	$(3,549)

Our 7% senior subordinated notes due 2014, our 11.375% senior discount notes due 2013 and our senior subordinated PIK notes due 2014 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of June 30, 2008, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index

4.1	Indenture dated as of June 30, 2008, by and between Nexstar Broadcasting, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.2	First Supplemental Indenture, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as Gurantor, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.3	Guarantee, dated as of June 30, 2008, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of June 30, 2008 by and between Nexstar Broadcasting, Inc. and The Bank of New York, as amended and supplemented by the Supplemental Indenture referred to above. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.1	Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc.*

10.2	Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc.*

10.3	Purchase Agreement, dated June 27, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 3, 2008)

10.4	Registration Rights Agreement, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: August 11, 2008