Form 10-Q/A
period 2008-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2008-09-05
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to revise footnote (1) under the section “Liquidity and Capital Resources” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 that was filed by Nexstar Broadcasting Group, Inc. (the “Company”) on August 12, 2008 (“the Report”). The revision clarifies that of the unused $69.5 million of revolver commitments under the Company’s and Mission Broadcasting, Inc.’s credit facilities, based on covenant calculations, as of June 30, 2008, $5.6 million is available for borrowings. Exhibits 31.1 and 31.2 hereto have been provided with respect to and in light of the disclosure being amended.

Except for the revision above, no other information included in the Report is being amended. This amendment does not reflect events occurring after August 12, 2008, the filing date of the Report, or modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Report, and such forward-looking statements should be read in their historical context. Accordingly, this amendment should be read in conjunction with the Report and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Report.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$28,841	$13,508
Net cash used for investing activities	(15,825)	(10,173)
Net cash used for financing activities	(13,611)	(5,687)

Net decrease in cash and cash equivalents	$(595)	$(2,352)

Cash paid for interest	$16,732	$20,473
Cash paid for income taxes, net	$178	$51

	June 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$15,631	$16,226
Long-term debt including current portion	$671,165	$681,176
Unused commitments under senior credit facilities (1)	$69,500	$69,500

(1)	Based on covenant calculations, as of June 30, 2008, $5.6 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

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

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index

4.1	Indenture dated as of June 30, 2008, by and between Nexstar Broadcasting, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.2	First Supplemental Indenture, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as Gurantor, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.3	Guarantee, dated as of June 30, 2008, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of June 30, 2008 by and between Nexstar Broadcasting, Inc. and The Bank of New York, as amended and supplemented by the Supplemental Indenture referred to above. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.1	Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.2	Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.3	Purchase Agreement, dated June 27, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 3, 2008)

10.4	Registration Rights Agreement, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

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

Dated: September 5, 2008