Form 10-Q
period 2008-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2008-11-10
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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

As of October 31, 2008 the Registrant had outstanding:

15,013,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2008	December 31, 2007
	(Unaudited)	( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,648	$16,226
Accounts receivable, net of allowance for doubtful accounts of $908 and $1,208, respectively	55,740	55,346
Current portion of broadcast rights	18,090	13,885
Taxes receivable	—	351
Prepaid expenses and other current assets	1,993	2,482
Deferred tax asset	15	15

Total current assets	87,486	88,305
Property and equipment, net	128,439	111,612
Broadcast rights	9,724	7,674
Goodwill	126,646	151,686
FCC licenses	146,788	163,795
Other intangible assets, net	160,030	178,611
Other noncurrent assets	5,496	6,399
Deferred tax asset	609	620

Total assets	$665,218	$708,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$50,391
Current portion of broadcast rights payable	18,413	13,943
Accounts payable	11,968	8,334
Accrued expenses	13,403	13,563
Taxes payable	366	478
Interest payable	7,527	6,499
Deferred revenue	8,284	6,569
Other liabilities	1,061	—

Total current liabilities	64,507	99,777
Debt	662,757	630,785
Broadcast rights payable	11,631	9,569
Deferred tax liabilities	44,439	44,555

Deferred revenue	1,930	2,096
Deferred gain on sale of assets	5,040	5,368
Deferred representation fee incentive	6,092	—
Other liabilities	13,125	5,942

Total liabilities	809,521	798,092

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both September 30, 2008 and December 31, 2007	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,013,839 and 15,005,839 at September 30, 2008 and December 31, 2007, respectively	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both September 30, 2008 and December 31, 2007	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding no shares at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	398,159	396,293
Accumulated deficit	(542,746)	(485,967)

Total stockholders’ deficit	(144,303)	(89,390)

Total liabilities and stockholders’ deficit	$665,218	$708,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenue	$70,275	$64,463	$204,605	$195,246

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,410	18,202	58,189	54,909
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	22,915	21,569	65,639	63,654
Non-cash contract termination fees	—	—	7,167	—
Impairment of goodwill and intangible assets	48,537	—	48,537	—
Amortization of broadcast rights	5,252	5,526	15,393	16,174
Amortization of intangible assets	6,345	6,377	19,100	19,309
Depreciation	5,229	5,011	15,650	15,023
Gain on asset exchange	(487)	(500)	(4,079)	(1,535)
Gain on asset disposal, net	(127)	(47)	(297)	(137)

Total operating expenses	107,074	56,138	225,299	167,397

Income (loss) from operations	(36,799)	8,325	(20,694)	27,849
Interest expense, including amortization of debt financing costs and debt discounts	(11,606)	(13,787)	(36,401)	(41,278)
Interest and other income	74	125	626	386

Loss before income taxes	(48,331)	(5,337)	(56,469)	(13,043)
Income tax benefit (expense)	3,003	(1,507)	(310)	(4,125)

Net loss	$(45,328)	$(6,844)	$(56,779)	$(17,168)

Net loss per common share:
Basic and diluted	$(1.59)	$(0.24)	$(2.00)	$(0.60)
Weighted average number of common shares outstanding:
Basic and diluted	28,425	28,402	28,422	28,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2008

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2008	15,005,839	$150	13,411,588	$134	—	$—	$396,293	$(485,967)	$(89,390)
Stock-based compensation expense	—	—	—	—	—	—	1,828	—	1,828
Issuance of common shares related to exercise of stock options	8,000	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	(56,779)	(56,779)

Balance at September 30, 2008 (unaudited)	15,013,839	$150	13,411,588	$134	—	$—	$398,159	$(542,746)	$(144,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(56,779)	$(17,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(105)	3,834
Provision for bad debts	410	790
Depreciation of property and equipment	15,650	15,023
Amortization of intangible assets	19,100	19,309
Amortization of debt financing costs	804	803
Amortization of broadcast rights, excluding barter	6,701	6,822
Amortization of deferred representation fee incentive	(358)	—
Payments for broadcast rights	(6,128)	(6,314)
Payment-in-kind interest on debt	1,050	—
Gain on asset exchange	(4,079)	(1,535)
Gain on asset disposal, net	(297)	(137)
Deferred gain recognition	(328)	(327)
Amortization of debt discount	3,810	9,957
Impairment of goodwill and intangible assets	48,537	—
Stock-based compensation expense	1,828	1,426
Non-cash contract termination fee	7,167	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	277	(5,641)
Prepaid expenses and other current assets	501	(138)
Taxes receivable	351	240
Other noncurrent assets	(727)	(463)
Accounts payable and accrued expenses	532	(3,996)
Taxes payable	(112)	—
Interest payable	1,028	(3,517)
Deferred revenue	1,549	535
Other noncurrent liabilities	344	485

Net cash provided by operating activities	40,726	19,988

Cash flows from investing activities:
Additions to property and equipment	(18,119)	(13,636)
Acquisition of broadcast properties and related transaction costs	(7,923)	(387)
Proceeds from insurance on casualty loss	494	—
Proceeds from sale of assets	—	323

Net cash used for investing activities	(25,548)	(13,700)

Cash flows from financing activities:
Repayment of long-term debt	(104,794)	(11,614)
Proceeds from long-term debt	50,000	—
Proceeds from senior subordinated PIK notes	35,000	—
Proceeds from issuance of common shares related to exercise of stock options	38	56

Net cash used for financing activities	(19,756)	(11,558)

Net decrease in cash and cash equivalents	(4,578)	(5,270)
Cash and cash equivalents at beginning of period	16,226	11,179

Cash and cash equivalents at end of period	$11,648	$5,909

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$29,440	$34,038

Income taxes, net	$178	$51

Non-cash investing activities:
Capitalization of software	$4,976	$—

Acquisition of equipment	$1,975	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2008, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 50 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

        Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2008 and 2014) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements to be renewed upon expiration. As of September 30, 2008, the assets of Mission consisted of current assets of $1.9 million (excluding broadcast rights), broadcast rights of $6.6 million, FCC licenses of $26.7 million, goodwill of $19.8 million, other intangible assets of $32.4 million, property and equipment of $27.7 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 17 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2008:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it had a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, during the time it was owned by Piedmont Television of Monroe/El Dorado, LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar’s JSA and SSA with Piedmont terminated upon Mission’s acquisition of KTVE on January 16, 2008. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport Television”) , as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport Television and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $0.8 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively and $2.5 million and $2.3 million for each of the nine months then ended. Nexstar received payments from Piedmont under the JSA of $0.3 and $0.9 million for the three months and nine months ended September 30, 2007. Nexstar received payments from the owners of WLYH (Clear Channel TV, Inc. in 2007 and Newport Television in 2008) under the TBA of $13 thousand for both of the three months ended September 30, 2008 and 2007 and $38 thousand for both of the nine months then ended.

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

The Company recognized stock-based compensation expense of $0.5 million for both of the three months ended September 30, 2008 and 2007, respectively and $1.8 million and $1.4 million for the nine months then ended, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At September 30, 2008, there was approximately $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value and cash received for stock options exercised during the nine months ended September 30, 2008 was $8 thousand and $38 thousand, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months and nine months ended September 30, 2008 and 2007 there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	3,795,911	1,073,000	2,324,893	1,077,762

In-the-money stock options excluded due to anti-dilutive effects	23,111	2,503,000	1,735,033	2,511,989

Unvested restricted stock	—	—	—	201

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material impact on its consolidated financial position or results of operations.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of September 30, 2008, there were no investments in marketable securities.

As of September 30, 2008, the Company had $6.9 million invested in a money market fund. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market fund is defined as Level 1 in the fair value hierarchy. As of September 30, 2008, the fair value of the money market fund was an asset of $6.9 million.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). Management is currently evaluating the impact the adoption of this FSP will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

4. Pending Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assign the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The local service agreement between Nexstar and Mission will terminate upon assignment of KFTA’s FCC license from Nexstar to Mission. Upon completing the assignment of KFTA’s license, Mission plans to enter into a JSA and SSA with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Nexstar’s KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014.

On March 11, 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The grant contained conditions which Nexstar is currently appealing.

5. Acquisition

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $8.3 million, inclusive of transaction costs of $0.5 million which is included in goodwill. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million, exclusive of transaction costs, on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,081
Current portion of broadcast rights	408
Prepaid expenses and other current assets	12
Property and equipment	3,534
Intangible assets	3,808
Goodwill	2,802

Total assets acquired	11,645
Less: current portion of broadcast rights payable	152
Less: accounts payable	113
Less: deferred liability on unfavorable lease	2,216
Less: accrued expenses and other liabilities	854

Net assets acquired	$8,310

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). During the quarter ended September 30, 2008, the Company obtained additional information related to a lease assumed in the acquisition which resulted in recording an increase to goodwill and deferred liabilities of $2.2 million. Goodwill of $2.8 million is expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Three Months Ended September 30, 2008 (actual)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net revenue	$70,275	$66,140	$204,855	$200,129
Income (loss) from operations	(36,799)	8,505	(20,688)	28,217
Loss before income taxes	(48,331)	(5,271)	(56,482)	(13,017)
Net loss	(45,328)	(6,806)	(56,797)	(17,226)
Basic and diluted net loss per share	(1.59)	(0.24)	(2.00)	(0.60)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

6. Property and Equipment

As of September 30, 2008, included in net property and equipment is approximately $4.6 million of costs related to the capitalization of software. The asset is being amortized over 10 years. As of September 30, 2008, $0.3 million representing the current portion of the remaining liability associated with this contract is included in other current liabilities and $4.4 million representing the long-term portion of the remaining liability associated with this contract is included in other noncurrent liabilities in the accompanying condensed balance sheet

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2008				December 31, 2007
		Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization	Net
			(in thousands)				(in thousands)
Network affiliation agreements	15	$357,027	$(201,619	)(a)	$155,408	$355,878	$(182,848)	$173,030
Other definite-lived intangible assets	1-15	16,141	(11,519)		4,622	15,775	(10,194)	5,581

Total intangible assets subject to amortization		$373,168	$(213,138)		$160,030	$371,653	$(193,042)	$178,611

(a)	Includes a $1.0 million impairment charge

We recorded an impairment charge of $48.5 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our FCC licenses and goodwill for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired. These events included: (a) the decline of the price of our Class A common stock as of September 30, 2008; (b) the decline in overall economic conditions; and (c) the decline in advertising revenues at some of our stations.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis.

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

Determining the fair value of our reporting units requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our FCC licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and FCC licenses to recent television station sale transactions.

We used the income approach to test our FCC licenses for impairments as of September 30, 2008 with the following assumptions: (a) a discount rate of 9.5%; (b) market growth rates ranging from 2.0%-2.8%; and (c) operating profit margins ranging from 12.1%-34.1%.

We used the income approach to test goodwill for impairments as of September 30, 2008 with the following assumptions: (a) a discount rate of 9.5%; (b) market growth rates ranging from 2.0%-2.8%; and (c) operating profit margins ranging from 20.0%-42.6%. These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our FCC licenses.

We used the income approach to determine the fair value of the network affiliation agreements for certain stations as of September 30, 2008 with the following assumptions: (a) a discount rate of 9.5%; (b) market growth rates ranging from 2.0% to 2.8%; and (c) operating profit margin ranging from 14.3% to 42.6%.

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the fourth quarter of 2008.

Total amortization expense from definite-lived intangibles was $6.3 million and $6.4 million for the three months ended September 30, 2008 and 2007, respectively and $19.1 million and $19.3 million for the nine months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets is approximately $25.0 million for each year for the years of 2008 through 2012.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $273.4 million and $315.5 million at September 30, 2008 and December 31, 2007, respectively.

The change in the carrying amount of goodwill and FCC licenses for the nine months ended September 30, 2008 was as follows:

	Goodwill	FCC Licenses
	(in thousands)	(in thousands)
Beginning balance	$151,686	$163,795
Acquisition	2,802	2,660
Impairment	(27,842)	(19,667)

Ending balance	$126,646	$146,788

During 2008, the consummation of Mission’s acquisition of KTVE increased goodwill by $2.8 million.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Compensation and related taxes	$4,619	$4,082
Sales commissions	1,575	1,514
Employee benefits	980	1,361
Property taxes	1,187	620
Other accruals related to operating expenses	5,042	5,986

	$13,403	$13,563

9. Debt

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Term loans	$326,045	$328,659
7% senior subordinated notes due 2014, net of discount of $1,777 and $1,978	198,223	198,022
11.375% senior discount notes due 2013, net of discount of $3,505 at December 31, 2007	77,820	126,495
Senior subordinated PIK notes due 2014, net of discount of $519	36,154	—
Revolving credit facilities	28,000	28,000

	666,242	681,176
Less: current portion	(3,485)	(50,391)

	$662,757	$630,785

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of September 30, 2008 and December 31, 2007, Nexstar had $158.5 million and $159.8 million, respectively, outstanding under its Term Loan B and $21.0 million outstanding under its revolving loan at both of these dates.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2008, repayments of Nexstar’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the nine months ended September 30, 2008, borrowings and subsequent repayments of Nexstar’s revolving loan totaled $50 million.

The total weighted-average interest rate of the Nexstar Facility was 5.39% and 6.52% at September 30, 2008 and December 31, 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), an indirect subsidiary of Nexstar, and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of September 30, 2008 and December 31, 2007, Mission had $167.5 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan at both of these dates.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the nine months ended September 30, 2008, repayments of Mission’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 5.49% and 6.61% at September 30, 2008 and December 31, 2007, respectively.

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. On April 1, 2008 Nexstar redeemed a principal amount of notes outstanding of $46.9 million sufficient to ensure that the 11.375% Notes will not be “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. In September 2008, Nexstar repurchased $5.3 million of these notes pursuant to the purchase agreement pertaining to the senior subordinated PIK notes discussed below.

Senior Subordinated PIK Notes

On June 27, 2008 Nexstar Broadcasting, issued senior subordinated payment-in-kind notes due 2014 (the “PIK Notes”) in aggregate principal amount of $35.6 million at a purchase price equal to 98.25% or $35.0 million. The transaction closed on June 30, 2008.

The PIK Notes bear interest at the rate of: (a) 12% per annum from June 30, 2008 to January 15, 2010, payable entirely during such period by increasing the principal amount of the Notes by an amount equal to the amount of interest then due (“Payment-in-Kind Interest”); (b) 13% per annum, payable entirely in cash, from January 16, 2010 to July 15, 2010; (c) 13.5% per annum, payable entirely in cash, from July 16, 2010 to January 15, 2011; (d) 14.0% per annum, payable entirely in cash, from January 16, 2011 to July 15, 2011; (e) 14.5% per annum, payable entirely in cash, from July 16, 2011 to January 15, 2012; and (f) 15% per annum, payable entirely in cash, thereafter. The PIK Notes shall bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of Payment-in-Kind Interest is made. The Company shall pay interest on overdue principal and premium, if any, from time to time on demand at a rate that is 1% per annum in excess of the rate then in effect, and shall pay interest on overdue installments of interest and liquidated damages from time to time on demand at the same rate to the extent lawful. Upon the occurrence and continuance of a default or event of default, the applicable rate of interest payable on the Notes shall be increased by 1% (which shall be payable in cash) until such time as such default or event of default has been cured or waived. The PIK Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The PIK Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior debt except for the 11.375% Notes discussed above.

The Company, at its option, may redeem the PIK Notes in whole or in part, upon not less than 30 nor more than 60 days’ notice, from October 1, 2008 at various redemption prices plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date. Notwithstanding the foregoing, at any time from January 1, 2010 to June 30, 2010 the Company may redeem PIK Notes at a redemption price equal to 102.50% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any; provided, that on or prior to December 31, 2009 the Company or any of its affiliates enters into a binding and irrevocable agreement to sell, convey or otherwise dispose of all of the Company’s equity interests (by way of merger, consolidation or otherwise) or all of the Company’s assets subject, in each case, to no conditions other than obtaining the approval of the Federal Communications Commission (the “FCC”) for an FCC license transfer in connection with such sale, conveyance or disposition.

Unused Commitments and Borrowing Availability

The Company had $69.5 million of total unused revolving loan commitments at September 30, 2008 under the Nexstar and Mission credit facilities, of which $19.0 million was available for borrowing.

Debt Covenants

        The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.75 times the last twelve months operating cash flow (as defined in the credit agreement) at September 30, 2008, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.75 times the last twelve months operating cash flow at September 30, 2008, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2008, we are in compliance with all of our covenants.

In order to make further borrowings under the Nexstar Facility, Nexstar Broadcasting is required to be in compliance with these and other covenants including the requirement that there shall not have occurred any material adverse effect on the operations, business assets, properties, condition (financial or otherwise) or prospects of the Company.

The PIK Notes, the 7% senior subordinated notes, and senior discount notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to create liens on its assets, engage in sale-leaseback transactions, merge or consolidate with another entity or sell, lease or transfer substantially all of the Company’s properties or assets to another entity, incur additional indebtedness, issue equity, pay dividends and undertake certain other business activities. Upon an event of default, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, may, and the trustee at the request of such holders is required to, declare the principal of and the accrued interest on the Notes to be due and payable immediately.

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

10. Contract Termination

On March 31, 2008, Nexstar signed a new ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of September 30, 2008, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $6.1 million is recorded as deferred representation fee incentive in the accompanying condensed balance sheet.

11. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Deferred rent	$6,665	$5,397
Software agreement obligation	4,371	—
Other	2,089	545

	$13,125	$5,942

12. Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of September 30, 2008, a total of 641,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

13. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For both of the three months ended September 30, 2008 and 2007, the Company recognized a gain of $0.5 million and for the nine months then ended, a gain of $4.1 million and $1.5 million, respectively.

14. Income Taxes

The Company’s provision/benefit for income taxes is primarily comprised of deferred income taxes created by changes in the deferred tax liabilities position during the year. These changes resulted from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes as well as from adjustments made during the third quarter to the Company’s deferred tax liabilities as a result of the impairment charges discussed in Footnote 7. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

As of January 1, 2008, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of September 30, 2008. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of September 30, 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC, KCIT, KTVE, and KAMC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KTAB, KARD, KAMR and KLBK are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Nexstar stations KBTV, KFDX, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET, WHAG, WDHN, KSVI, and KLST and Mission stations KOLR and KHMT.

Extension requests were filed with the FCC on September 19, 2008 for the Nexstar and Mission stations with permit expiration dates of November 19, 2008 unless the stations were expected to begin DTV full-power operations by the November 19, 2008 deadline. All of the Nexstar stations are expected to be operating at DTV full-power on or before February 17, 2009, except for KLST, KSNF, KBTV, KMID and KQTV, which are expected to initiate full-power DTV operations on or before April 10, 2009. A request for authority for these stations to begin full-power DTV operations after February 17, 2009 will be filed with the FCC.

DTV conversion expenditures were $13.5 million and $6.8 million, respectively, for the nine months ended September 30, 2008 and 2007. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred.

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

16. Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At September 30, 2008, Mission had $174.5 million outstanding under its senior credit facility.

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

Balance Sheet

September 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,648	$—	$11,648
Other current assets	—	6	75,832	—	75,838

Total current assets	—	6	87,480	—	87,486
Investments in subsidiaries eliminated upon consolidation	(47,360)	35,410	—	11,950	—
Amounts due from parents eliminated upon consolidation	—	—	368	(368)	—
Property and equipment, net	—	—	128,439	—	128,439
Goodwill	—	—	126,646	—	126,646
FCC licenses	—	—	146,788	—	146,788
Other intangible assets, net	—	—	160,030	—	160,030
Other noncurrent assets	—	1,445	14,384	—	15,829

Total assets	$(47,360)	$36,861	$664,135	$11,582	$665,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	4,425	56,597	—	61,022

Total current liabilities	—	4,425	60,082	—	64,507
Debt	—	77,820	584,937	—	662,757
Amounts due to subsidiary eliminated upon consolidation	(1,579)	1,973	—	(394)	—
Other noncurrent liabilities	(3)	3	82,256	1	82,257

Total liabilities	(1,582)	84,221	727,275	(393)	809,521

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	(46,062)	(47,360)	(63,140)	11,975	(144,587)

Total stockholders’ equity (deficit)	(45,778)	(47,360)	(63,140)	11,975	(144,303)

Total liabilities and stockholders’ equity (deficit)	$(47,360)	$36,861	$664,135	$11,582	$665,218

Balance Sheet

December 31, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$16,226	$—	$16,226
Other current assets	145	6	72,073	(145)	72,079

Total current assets	145	6	88,299	(145)	88,305
Investments in subsidiaries eliminated upon consolidation	5,361	132,130	—	(137,491)	—
Amounts due from parents eliminated upon consolidation	—	—	2,377	(2,377)	—
Property and equipment, net	—	—	111,612	—	111,612
Goodwill	—	—	151,686	—	151,686
FCC licenses	—	—	163,795	—	163,795
Other intangible assets, net	—	—	178,611	—	178,611
Other noncurrent assets	1	1,694	13,008	(10)	14,693

Total assets	$5,507	$133,830	$709,388	$(140,023)	$708,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$46,906	$3,485	$—	$50,391
Other current liabilities	—	—	49,530	(144)	49,386

Total current liabilities	—	46,906	53,015	(144)	99,777
Debt	—	79,589	551,196	—	630,785
Amounts due to subsidiary eliminated upon consolidation	404	1,973	—	(2,377)	—
Other noncurrent liabilities	—	—	67,541	(11)	67,530

Total liabilities	404	128,468	671,752	(2,532)	798,092

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	4,819	5,362	37,636	(137,491)	(89,674)

Total stockholders’ equity (deficit)	5,103	5,362	37,636	(137,491)	(89,390)

Total liabilities and stockholders’ equity (deficit)	$5,507	$133,830	$709,388	$(140,023)	$708,702

Statement of Operations

For the Three Months Ended September 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$70,275	$—	$70,275

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	19,410	—	19,410
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	—	22,915	—	22,915
Non-cash contract termination fees	—	—	—	—	—
Impairment of intangible assets	—	—	48,537	—	48,537
Amortization of broadcast rights	—	—	5,252	—	5,252
Amortization of intangible assets	—	—	6,345	—	6,345
Depreciation	—	—	5,229	—	5,229
Gain on asset exchange	—	—	(487)	—	(487)
Gain on asset disposal, net	—	—	(127)	—	(127)

Total operating expenses	—	—	107,074	—	107,074

Loss from operations	—	—	(36,799)	—	(36,799)
Interest expense, including amortization of debt financing costs	—	(2,400)	(9,206)	—	(11,606)
Equity in loss of subsidiaries	(41,493)	(39,093)	—	80,586	—
Other income, net	—	—	74	—	74

Loss before income taxes	(41,493)	(41,493)	(45,931)	80,586	(48,331)
Income tax benefit	—	—	3,003	—	3,003

Net loss	$(41,493)	$(41,493)	$(42,928)	$80,586	$(45,328)

Statement of Operations

For the Three Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$64,463	$—	$64,463

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	18,202	—	18,202
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(135)	—	21,704	—	21,569
Amortization of broadcast rights	—	—	5,526	—	5,526
Amortization of intangible assets	—	—	6,377	—	6,377
Depreciation	—	—	5,011	—	5,011
Gain on asset exchange	—	—	(500)	—	(500)
Gain on asset disposal, net	—	—	(47)	—	(47)

Total operating expenses	(135)	—	56,273	—	56,138

Income from operations	135	—	8,190	—	8,325
Interest expense, including amortization of debt financing costs	—	(3,397)	(10,390)	—	(13,787)
Equity in loss of subsidiaries	(5,522)	(2,125)	—	7,647	—
Other income, net	—	—	125	—	125

Loss before income taxes	(5,387)	(5,522)	(2,075)	7,647	(5,337)
Income tax expense	—	—	(1,507)	—	(1,507)

Net loss	$(5,387)	$(5,522)	$(3,582)	$7,647	$(6,844)

Statement of Operations

For the Nine Months Ended September 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$204,605	$—	$204,605

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	58,189	—	58,189
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	—	65,638	—	65,639
Non-cash contract termination fees	—	—	7,167	—	7,167
Impairment of intangible assets	—	—	48,537	—	48,537
Amortization of broadcast rights	—	—	15,393	—	15,393
Amortization of intangible assets	—	—	19,100	—	19,100
Depreciation	—	—	15,650	—	15,650
Gain on asset exchange	—	—	(4,079)	—	(4,079)
Loss on asset disposal, net	—	—	(297)	—	(297)

Total operating expenses (income)	1	—	225,298	—	225,299

Loss from operations	(1)	—	(20,693)	—	(20,694)
Interest expense, including amortization of debt financing costs	—	(8,429)	(27,972)	—	(36,401)
Equity in loss of subsidiaries	(52,716)	(44,287)	—	97,003	—
Other income, net	—	—	626	—	626

Loss before income taxes	(52,717)	(52,716)	(48,039)	97,003	(56,469)
Income tax expense	—	—	(310)	—	(310)

Net loss	$(52,717)	$(52,716)	$(48,349)	$97,003	$(56,779)

Statement of Operations

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$195,246	$—	$195,246

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	54,909	—	54,909
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	—	63,759	—	63,654
Amortization of broadcast rights	—	—	16,174	—	16.174
Amortization of intangible assets	—	—	19,309	—	19,309
Depreciation	—	—	15,023	—	15,023
Gain on asset exchange	—	—	(1,535)	—	(1,535)
Gain on asset disposal, net	—	—	(137)	—	(137)

Total operating expenses	(105)	—	167,502	—	167,397

Income from operations	105	—	27,744	—	27,849
Interest expense, including amortization of debt financing costs	—	(10,011)	(31,267)	—	(41,278)
Equity in loss of subsidiaries	(13,863)	(3,852)	—	17,715	—
Other income, net	—	—	386	—	386

Loss before income taxes	(13,758)	(13,863)	(3,137)	17,715	(13,043)
Income tax expense	—	—	(4,125)	—	(4,125)

Net loss	$(13,758)	$(13,863)	$(7,262)	$17,715	$(17,168)

Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$52,180	$(11,454)	$—	$40,726

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(18,119)	—	(18,119)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	(7,923)
Other investing activities	—	—	494	—	494

Net cash used for investing activities	—	—	(25,548)	—	(25,548)

Cash flows from financing activities:
Repayment of long-term debt	—	(52,180)	(52,614)	—	(104,794)
Proceeds from revolver draws	—	—	50,000	—	50,000
Proceeds from senior subordinated PIK notes	—	—	35,000	—	35,000
Other financing activities	—	—	38	—	38

Net cash provided by (used for) financing activities	—	(52,180)	32,424	—	(19,756)

Net increase in cash and cash equivalents	—	—	(4,578)	—	(4,578)
Cash and cash equivalents at beginning of period	—	—	16,226	—	16,226

Cash and cash equivalents at end of period	$—	$—	$11,648	$—	$11,648

Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(56)	$—	$20,044	$—	$19,988

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(13,636)	—	(13,636)
Other investing activities	—	—	(64)	—	(64)

Net cash used for investing activities	—	—	(13,700)	—	(13,700)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(11,614)	—	(11,614)
Other financing activities	56	—	—	—	56

Net cash provided by (used for) financing activities	56	—	(11,614)	—	(11,558)

Net decrease in cash and cash equivalents	—	—	(5,270)	—	(5,270)
Cash and cash equivalents at beginning of period	—	—	11,179	—	11,179

Cash and cash equivalents at end of period	$—	$—	$5,909	$—	$5,909

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

Balance Sheet

September 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,922	$726	$—	$—	$11,648
Due from Mission	—	14,732	—	—	(14,732)	—
Other current assets	—	70,785	5,047	6	—	75,838

Total current assets	—	96,439	5,773	6	(14,732)	87,486

Investments in subsidiaries eliminated upon consolidation	(47,360)	—	—	35,410	11,950	—

Amounts due from parents eliminated upon consolidation	—	368	—	—	(368)	—
Property and equipment, net	—	100,741	27,698	—	—	128,439
Goodwill	—	106,883	19,763	—	—	126,646
FCC licenses	—	120,072	26,716	—	—	146,788
Other intangible assets, net	—	127,583	32,447	—	—	160,030
Other noncurrent assets	—	11,136	3,248	1,445	—	15,829

Total assets	$(47,360)	$563,222	$115,645	$36,861	$(3,150)	$665,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	14,732	—	(14,732)	—
Other current liabilities	—	48,226	8,371	4,425	—	61,022

Total current liabilities	—	49,984	24,830	4,425	(14,732)	64,507
Debt	—	412,145	172,792	77,820	—	662,757
Amounts due to subsidiary eliminated upon consolidation	(1,579)	—	—	1,973	(394)	—
Other noncurrent liabilities	(3)	65,684	16,572	3	1	82,257

Total liabilities	(1,582)	527,813	214,194	84,221	(15,125)	809,521

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(46,062)	35,409	(98,549)	(47,360)	11,975	(144,587)

Total stockholders’ equity (deficit)	(45,778)	35,409	(98,549)	(47,360)	11,975	(144,303)

Total liabilities and stockholders’ equity (deficit)	$(47,360)	$563,222	$115,645	$36,861	$(3,150)	$665,218

Balance Sheet

December 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,310	$9,916	$—	$—	$16,226
Due from Mission	—	18,485	—	—	(18,485)	—
Other current assets	145	68,146	3,927	6	(145)	72,079

Total current assets	145	92,941	13,843	6	(18,630)	88,305

Investments in subsidiaries eliminated upon consolidation	5,361	—	—	132,130	(137,491)	—
Amounts due from parents eliminated upon consolidation	—	2,377	—	—	(2,377)	—
Property and equipment, net	—	91,558	20,061	—	(7)	111,612
Goodwill	—	134,564	17,122	—	—	151,686
FCC licenses	—	135,059	28,736	—	—	163,795
Other intangible assets, net	—	142,243	36,368	—	—	178,611
Other noncurrent assets	1	10,183	2,825	1,694	(10)	14,693

Total assets	$5,507	$608,925	$118,955	$133,830	$(158,515)	$708,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$46,906	$—	$50,391
Due to Nexstar Broadcasting	—	—	18,485	—	(18,485)	—
Other current liabilities	—	43,904	5,626	—	(144)	49,386

Total current liabilities	—	45,662	25,838	46,906	(18,629)	99,777
Debt	—	377,109	174,087	79,589	—	630,785
Amounts due to subsidiary eliminated upon consolidation	404	—	—	1,973	(2,377)	—
Other noncurrent liabilities	—	54,024	13,517	—	(11)	67,530

Total liabilities	404	476,795	213,442	128,468	(21,017)	798,092

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	4,819	132,130	(94,487)	5,362	(137,498)	(89,674)

Total stockholders’ equity (deficit)	5,103	132,130	(94,487)	5,362	(137,498)	(89,390)

Total liabilities and stockholders’ equity (deficit)	$5,507	$608,925	$118,955	$133,830	$(158,515)	$708,702

Statement of Operations

For the Three Months Ended September 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$68,550	$1,725	$—	$—	$70,275
Revenue between consolidated entities	—	2,025	9,066	—	(11,091)	—

Net revenue	—	70,575	10,791	—	(11,091)	70,275

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,813	1,597	—	—	19,410
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	22,284	631	—	—	22,915
Local service agreement fees between consolidated entities	—	9,066	2,025	—	(11,091)	—
Non-cash contract termination fees	—	—	—	—	—	—
Impairment of intangible assets	—	42,678	5,859	—	—	48,537
Amortization of broadcast rights	—	3,922	1,330	—	—	5,252
Amortization of intangible assets	—	4,994	1,351	—	—	6,345
Depreciation	—	4,421	808	—	—	5,229
Gain on asset exchange	—	(487)	—	—	—	(487)
(Gain) loss on asset disposal, net	—	14	(141)	—	—	(127)

Total operating expenses	—	104,705	13,460	—	(11,091)	107,074

Loss from operations	—	(34,130)	(2,669)	—	—	(36,799)
Interest expense, including amortization of debt financing costs	—	(7,151)	(2,055)	(2,400)	—	(11,606)
Equity in loss of subsidiaries	(41,493)	—	—	(39,093)	80,586	—
Other income, net	—	70	4	—	—	74

Loss before income taxes	(41,493)	(41,211)	(4,720)	(41,493)	80,586	(48,331)
Income tax benefit	—	2,118	885	—	—	3,003

Net loss	$(41,493)	$(39,093)	$(3,835)	$(41,493)	$80,586	$(45,328)

Statement of Operations

For the Three Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$62,784	$1,679	$—	$—	$64,463
Revenue between consolidated entities	—	1,965	7,206	—	(9,171)	—

Net revenue	—	64,749	8,885	—	(9,171)	64,463

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	16,910	1,292	—	—	18,202
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(135)	21,152	552	—	—	21,569
Local service agreement fees between consolidated entities	—	7,206	1,965	—	(9,171)	—
Amortization of broadcast rights	—	4,249	1,277	—	—	5,526
Amortization of intangible assets	—	5,045	1,332	—	—	6,377
Depreciation	—	4,208	807	—	(4)	5,011
Gain on asset exchange	—	(183)	(317)	—	—	(500)
Loss (gain) on asset disposal, net	—	(46)	(1)	—	—	(47)

Total operating expenses	(135)	58,541	6,907	—	(9,175)	56,138

Income from operations	135	6,208	1,978	—	4	8,325
Interest expense, including amortization of debt financing costs	—	(7,284)	(3,106)	(3,397)	—	(13,787)
Equity in loss of subsidiaries	(5,522)	—	—	(2,125)	7,647	—
Other income, net	—	102	23	—	—	125

Loss before income taxes	(5,387)	(974)	(1,105)	(5,522)	7,651	(5,337)
Income tax expense	—	(1,151)	(356)	—	—	(1,507)

Net loss	$(5,387)	$(2,125)	$(1,461)	$(5,522)	$7,651	$(6,844)

Statement of Operations

For the Nine Months Ended September 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$199,716	$4,889	$—	$—	$204,605
Revenue between consolidated entities	—	6,065	25,619	—	(31,684)	—

Net revenue	—	205,781	30,508	—	(31,684)	204,605

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	53,485	4,704	—	—	58,189
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	63,739	1,899	—	—	65,639
Local service agreement fees between consolidated entities	—	25,619	6,065	—	(31,684)	—
Non-cash contract termination fees	—	7,167	—	—	—	7,167
Impairment of intangible assets	—	42,678	5,859	—	—	48,537
Amortization of broadcast rights	—	11,760	3,633	—	—	15,393
Amortization of intangible assets	—	15,049	4,051	—	—	19,100
Depreciation	—	13,144	2,506	—	—	15,650
Gain on asset exchange	—	(3,486)	(593)	—	—	(4,079)
Loss on asset disposal, net	—	94	(391)	—	—	(297)

Total operating expenses	1	229,249	27,733	—	(31,684)	225,299

Income (loss) from operations	(1)	(23,468)	2,775	—	—	(20,694)
Interest expense, including amortization of debt financing costs	—	(20,958)	(7,014)	(8,429)	—	(36,401)
Equity in loss of subsidiaries	(52,716)	—	—	(44,287)	97,003	—
Other income, net	—	577	49	—	—	626

Loss before income taxes	(52,717)	(43,849)	(4,190)	(52,716)	97,003	(56,469)
Income tax benefit (expense)	—	(438)	128	—	—	(310)

Net loss	$(52,717)	$(44,287)	$(4,062)	$(52,716)	$97,003	$(56,779)

Statement of Operations

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue	$—	$190,241	$5,005	$—	$—	$195,246
Revenue between consolidated entities	—	5,895	22,352	—	(28,247)	—

Net revenue	—	196,136	27,357	—	(28,247)	195,246

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	51,101	3,808	—	—	54,909
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	62,044	1,715	—	—	63,654
Local service agreement fees between consolidated entities	—	22,352	5,895	—	(28,247)	—
Amortization of broadcast rights	—	13,014	3,160	—	—	16,174
Amortization of intangible assets	—	15,279	4,030	—	—	19,309
Depreciation	—	12,564	2,470	—	(11)	15,023
Gain on asset exchange	—	(1,218)	(317)	—	—	(1,535)
Loss (gain) on asset disposal, net	—	(141)	4	—	—	(137)

Total operating expenses	(105)	174,995	20,765	—	(28,258)	167,397

Income from operations	105	21,141	6,592	—	11	27,849
Interest expense, including amortization of debt financing costs	—	(21,957)	(9,310)	(10,011)	—	(41,278)
Equity in loss of subsidiaries	(13,863)	—	—	(3,852)	17,715	—
Other income, net	—	325	61	—	—	386

Loss before income taxes	(13,758)	(491)	(2,657)	(13,863)	17,726	(13,043)
Income tax expense	—	(3,361)	(764)	—	—	(4,125)

Net loss	$(13,758)	$(3,852)	$(3,421)	$(13,863)	$17,726	$(17,168)

Statement of Cash flows

For the Nine Months Ended September 30, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(16,219)	$4,765	$52,180	$—	$40,726

Cash flows from investing activities:
Additions to property and equipment, net	—	(12,888)	(5,231)	—	—	(18,119)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Other investing activities	—	—	494	—	—	494

Net cash used for investing activities	—	(12,888)	(12,660)	—	—	(25,548)

Cash flows from financing activities:
Repayment of long-term debt	—	(51,319)	(1,295)	(52,180)	—	(104,794)
Proceeds from revolver draws	—	50,000	—	—	—	50,000
Proceeds from senior subordinated PIK Notes	—	35,000	—	—	—	35,000
Other financing activities	—	38	—	—	—	38

Net cash provided by (used for) financing activities	—	33,719	(1,295)	(52,180)	—	(19,756)

Net increase (decrease) in cash and cash equivalents	—	4,612	(9,190)	—	—	(4,578)
Cash and cash equivalents at beginning of period	—	6,310	9,916	—	—	16,226

Cash and cash equivalents at end of period	$—	$10,922	$726	$—	$—	$11,648

Statement of Cash flows

For the Nine Months Ended September 30, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(56)	$18,006	$2,038	$—	$—	$19,988

Cash flows from investing activities:
Additions to property and equipment, net	—	(12,227)	(1,409)	—	—	(13,636)
Other investing activities	—	316	(380)	—	—	(64)

Net cash used for investing activities	—	(11,911)	(1,789)	—	—	(13,700)

Cash flows from financing activities:
Repayment of long-term debt	—	(10,319)	(1,295)	—	—	(11,614)
Other financing activities	56	—	—	—	—	56

Net cash provided by (used for) financing activities	56	(10,319)	(1,295)	—	—	(11,558)

Net decrease in cash and cash equivalents	—	(4,224)	(1,046)	—	—	(5,270)
Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$3,378	$2,531	$—	$—	$5,909

19. Subsequent Events

On October 7, 2008, Nexstar Broadcasting Group, Inc. announced that it entered into a definitive agreement to acquire the assets of KWBF, the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million from Equity Broadcasting Corp. The transaction, which is subject to FCC approval and other customary conditions, is expected to close in the first half of 2009.

As of January 1, 2009, KBTV in Beaumont, Texas will become a FOX affiliate. KBTV’s current NBC network affiliation expires on December 31, 2008. Amortization of the remaining value of the NBC affiliation agreement ($2.9 million) will be accelerated to coincide with the affiliation expiration.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of September 30, 2008, unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007, unaudited condensed statement of changes in stockholders’ deficit for the nine months ended September 30, 2008, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Executive Summary

Third Quarter 2008 Highlights

•

As required by SFAS 142 “Goodwill and Other Intangible Assets”, in addition to the required annual test, we test the impairment of our indefinite-lived assets whenever events or changes in the circumstances indicate that such assets might be impaired. The events that triggered the need for the impairment analysis at September 30, 2008 included: (a) the decline of the price of our Class A common stock as of September 30, 2008; (b) the decline in overall economic conditions; and (c) the decline in non-political advertising revenues at some of our stations. Following this test, we recorded a $48.5 million non-cash impairment charge for the third quarter ended September 30, 2008, which included a goodwill impairment charge of $27.8 million and an FCC license impairment charge of $19.7 million. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows, An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value. Following this test, the Company recorded an impairment charge of $1.0 million to network affiliation agreements.

•

Net revenue increased 9.0% during the third quarter of 2008 compared to the same period in 2007, primarily from increases in political advertising revenue, retransmission compensation and eMedia revenue. Political advertising revenue increased by $7.0 million during the third quarter of 2008 mainly due to presidential and statewide primary elections that occurred during 2008. Total revenue from the retransmission consent agreements was approximately $6.2 million for the three months ended September 30, 2008 (which included approximately $3.9 million of retransmission compensation and approximately $2.3 million of advertising revenue generated from the retransmission consent agreements), compared to $4.5 million for the three months ended September 30, 2007 (which included approximately $3.1 million of retransmission compensation and approximately $1.4 million of advertising revenue generated from the retransmission consent agreements). eMedia revenue increased by $1.1 million during the third quarter of 2008 as a result of expanding markets and the introduction of additional products in this area.

Overview of Operations

We owned and operated 32 television stations as of September 30, 2008. Through various local service agreements, we programmed or provided sales and other services to 18 additional television stations, including 16 television stations owned and operated by Mission as of September 30, 2008. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of September 30, 2008 with Mission:

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the 7% senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission. We expect these option agreements to be renewed upon expiration.

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

Industry Trends

Our net revenue increased 4.8% to $204.6 million for the nine months ended September 30, 2008, compared to $195.2 million for the nine months ended September 30, 2007 primarily due to the increases in political advertising revenue in 2008 (as a result of the increase in the volume of advertising time purchased by campaigns for elective offices and for political issues) and in eMedia revenue (as a result of expanding markets and the introduction of additional products in this area.).

Political advertising revenue was $13.4 million for the nine months ended September 30, 2008, a significant increase from the $2.5 million for the nine months ended September 30, 2007. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2008 is an election year, a significant percentage of the Company’s revenue growth in 2008 is expected to be attributable to political revenue. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2007 was a non-election year, we expect significantly more political advertising revenue to be reported in 2008 in relation to the amount of political advertising reported in 2007.

Automotive-related advertising, our largest advertising category, represented approximately 22.7% of our core local and national advertising revenue for the nine months ended September 30, 2008, compared to 24.1% for the same period in 2007. Our automotive-related advertising decreased approximately 7.5% for the nine months ended September 30, 2008 as compared to the same period in 2007. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last two years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including covenants based on our operating cash flow. If our operating cash flow is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility.

Recent Developments

On April 11, 2006, we and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from us to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, we and Mission entered into a local service agreement whereby (a) Mission pays us $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) we pay Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. The local service agreement between us and Mission will terminate upon assignment of KFTA’s FCC license from us to Mission. Upon completing the assignment of KFTA’s license, Mission plans to enter into a JSA and SSA with our station KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Our station KNWA Channel 51, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The grant contained conditions which Nexstar is currently appealing.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$42,394	56.9	$41,281	61.1	$129,999	60.2	$128,904	63.1
National	16,375	22.0	18,612	27.6	50,296	23.3	55,287	27.1
Political	7,770	10.4	808	1.2	13,418	6.2	2,478	1.2
Retransmission compensation	3,854	5.2	3,143	4.6	10,461	4.8	8,691	4.2
Network compensation	850	1.1	1,087	1.6	2,615	1.2	3,409	1.7
EMedia revenue	2,730	3.7	1,679	2.5	7,342	3.4	2,828	1.4
Other	533	0.7	922	1.4	1,635	0.9	2,691	1.3

Total gross revenue	74,506	100.0	67,532	100.0	215,766	100.0	204,288	100.0
Less: Agency commissions	8,530	11.4	7,591	11.2	24,544	11.4	23,208	11.4

Net broadcast revenue	65,976	88.6	59,941	88.8	191,222	88.6	181,080	88.6
Trade and barter revenue	4,299		4,522		13,383		14,166

Net revenue	$70,275		$64,463		$204,605		$195,246

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$70,275	100.0	$64,463	100.0	$204,605	100.0	$195,246	100.0
Operating expenses:
Corporate expenses	4,222	6.0	3,074	4.8	11,033	5.4	9,295	4.8
Station direct operating expenses, net of trade	18,124	25.8	17,003	26.4	53,783	26.3	50,766	26.0
Selling, general and administrative expenses	18,693	26.6	18,495	28.7	54,606	26.7	54,359	27.8
Non-cash contract termination fees	—	—	—	—	7,167	3.5	—	—
Impairment of goodwill and intangible assets	48,537	69.1	—	—	48,537	23.7	—	—
Gain on asset exchange	(487)	(0.7)	(500)	(0.8)	(4,079)	(2.0)	(1,535)	(0.8)
Gain on asset disposal, net	(127)	(0.1)	(47)	(0.1)	(297)	(0.1)	(137)	(0.1)
Trade and barter expense	4,139	5.9	4,131	6.4	13,097	6.4	13,495	6.9
Depreciation and amortization	11,574	16.5	11,388	17.7	34,750	17.0	34,332	17.6
Amortization of broadcast rights, excluding barter	2,399	3.4	2,594	4.0	6,702	3.3	6,822	3.5

Income (loss) from operations	$(36,799)		$8,325		$(20,694)		$27,849

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenue

Gross local advertising revenue was $42.4 million for the three months ended September 30, 2008, an increase of 2.7% when compared to $41.3 million for the same period in 2007. Gross national advertising revenue was $16.4 million for the three months ended September 30, 2008, compared to $18.6 million for the same period in 2007, a decrease of $2.2 million, or 12.0%. Net revenue for the three months ended September 30, 2008 grew 9.0% to $70.3 million compared to $64.5 million for the three months ended September 30, 2007. Increases in political, eMedia and retransmission consent revenues overcame declines in national and network compensation revenue, and the negative impact that Hurricane Ike had on operations. Advertising revenue from Paid Programming, Automotive and Fast Foods/Restaurants business categories, which decreased by approximately $0.5 million, $1.7 million and $0.4 million during the third quarter of 2008 compared to the prior year, respectively, were partially offset by an increase in advertising revenue from the Retail, Medical/Healthcare, Telecom and Legal business categories, which collectively increased by approximately $0.7 million during the third quarter of 2008 compared to the prior year.

Gross political advertising revenue was $7.8 million for the three months ended September 30, 2008, compared to $0.8 million for the same period in 2007, an increase of $7.0 million. The increase in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races (primarily in Louisiana, Pennsylvania, Indiana, Alabama, Maryland and Montana) that occurred during the three months ended September 30, 2008 as compared to nominal political advertising during the three months ended September 30, 2007.

Cash retransmission compensation was $3.9 million for the three months ended September 30, 2008, compared to $3.1 million for the same period in 2007, an increase of $0.8 million, or 22.6%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2008 compared to 2007, (2) annual rate increases in 2008 for certain retransmission consent agreements, (3) the addition of new markets under retransmission consent agreements in 2008 and (4) renewal of various multi-year contracts at higher rates with certain distributors.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $2.7 million for the three months ended September 30, 2008, compared to $1.7 million for the three months ended September 30, 2007. The increase in eMedia revenue was a result of expanding markets and the introduction of additional products in this area.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $4.2 million and $3.1 million for the three months ended September 30, 2008 and 2007 an increase of $1.1 million or 37.3%. The increase in corporate expenses was primarily due to an increase in payroll-related costs, which was partially a result of an increase in eMedia related personnel at the corporate office. Additionally, there were increases in professional services fees.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $36.8 million for the three months ended September 30, 2008, compared to $35.5 million for the same period in 2007, an increase of $1.3 million, or 3.7%. This increase was primarily attributed to (1) the inclusion of such expenses for 2008 from Mission’s newly acquired television station KTVE, and (2) additional payroll costs incurred in 2008 mainly as a result of creating a new web-based revenue department. These increases in expense were partially offset in other areas due to increased efforts by corporate and station level personnel to manage expenses within their control.

Amortization of intangible assets was $6.3 and $6.4 million for the three months ended September 30, 2008 and 2007, respectively.

We recorded an impairment charge of $48.5 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts. These events included: (a) the decline of the price of our Class A common stock as of September 30, 2008; (b) the decline in the overall economic conditions; and (c) the decline in non-political advertising revenues at some of our stations. Further deterioration in the advertising marketplaces in which Nexstar and Mission operate could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.2 million for the three months ended September 30, 2008, compared to $5.0 million for the same period in 2007, an increase of $0.2 million, or 4.4%. The increase in depreciation was due to a corresponding increase in property and equipment, including Mission’s acquisition of KTVE.

For both of the three months ended September 30, 2008 and September 30, 2007, we recognized a gain of $0.5 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second quarter of 2007.

Income (Loss) from Operations

The Company had a loss from operations of $36.8 million for the three months ended September 30, 2008, compared to income from operations of $8.3 million for the same period in 2007, a decrease of $45.1 million. The decrease was primarily due to the $48.5 million impairment of intangible assets, partially offset by an increase in net revenue of $5.8 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $11.6 million for the three months ended September 30, 2008, compared to $13.8 million for the same period in 2007, a decrease of $2.2 million, or 15.8%. The decrease in interest expense was primarily attributed to lower average interest rates during the third quarter of 2008 compared to the third quarter of 2007 under our and Mission’s senior credit facilities, combined with the $46.9 million principal payment on our 11.375% senior discount notes on April 1, 2008 and a $5.3 million dollar repurchase of the 11.375% notes in early September 2008.

Income Taxes

The Company had an income tax benefit of $3.0 million for the three months ended September 30, 2008, compared to income tax expense of $1.5 million for the same period in 2007, a decrease of $4.5 million. The decrease was primarily due to the deferred tax effect of the impairment charge of $47.5 million related to goodwill and other indefinite-lived intangible assets. Our provision/benefit for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from both the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes as well as the adjustments made during the third quarter to the Company’s deferred tax liabilities as a result of the impairment charges discussed above. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenue

Gross local advertising revenue was $130.0 million and $128.9 million for each of the nine months ended September 30, 2008 and 2007. Gross national advertising revenue was $50.3 million for the nine months ended September 30, 2008, compared to $55.3 million for the same period in 2007, a decrease of $5.0 million, or 9.0%. Net revenue for the nine months ended September 30, 2008 grew 4.8% to $204.6 million compared to $195.2 million for the nine months ended September 30, 2007. Increases in political, eMedia and retransmission consent revenues overcame declines in national, network compensation and barter revenue. Advertising revenue from Paid Programming, Automotive and Fast Foods/Restaurants business categories, which decreased by approximately $1.4 million, $3.3 million and $1.6 million during the nine months ended September 30, 2008 compared to the prior year, respectively, were partially offset by an increase in advertising revenue from the Retail, Telecom and Legal business categories, which collectively increased by approximately $1.0 million during the nine months ended September 30, 2008, compared to the same period in the prior year.

Gross political advertising revenue was $13.4 million for the nine months ended September 30, 2008, compared to $2.5 million for the same period in 2007, an increase of $10.9 million. The increase in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races (primarily in Pennsylvania, Indiana, Alabama, Missouri and Montana) that occurred during the nine months ended September 30, 2008 as compared to nominal political advertising during the nine months ended September 30, 2007.

Cash retransmission compensation was $10.5 million for the nine months ended September 30, 2008, compared to $8.7 million for the same period in 2007, an increase of $1.8 million, or 20.4%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2008 compared to 2007, (2) annual rate increases in 2008 for certain retransmission consent agreements, (3) the addition of new markets under retransmission consent agreements in 2008 and (4) renewal of various multi-year contracts at higher rates with certain distributors.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $7.3 million for the nine months ended September 30, 2008, compared to $2.8 million for the nine months ended September 30, 2007. The increase in eMedia revenue was a result of our markets’ implementation of this digital media platform initiative as of June 2007 and also the introduction of additional products in this area.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $11.0 million for the nine months ended September 30, 2008, compared to $9.3 million for the nine months ended September 30, 2007, an increase of $1.7 million, or 18.7%. The increase during the nine months ended September 30, 2008 was primarily due to an increase in payroll-related costs, which were partially a result of an increase in eMedia related personnel at the corporate office. Additionally, there were increases in professional services fees.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $108.4 million for the nine months ended September 30, 2008, compared to $105.1 million for the same period in 2007, an increase of $3.3 million, or 3.1%. This increase was primarily attributed to (1) the inclusion of such expenses for 2008 from Mission’s newly acquired television station KTVE, and (2) additional payroll costs incurred in 2008 mainly as a result of creating a new Web-based revenue department. These increases in expense were partially offset in other areas due to increased efforts by corporate and station level personnel to manage expenses within their control.

Amortization of intangible assets was $19.1 million and $19.3 million for the nine months ended September 30, 2008 and 2007, respectively.

We recognized a $7.2 million non-cash charge related to the termination of the national sales representation contract.

We recorded an impairment charge of $48.5 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts. These events included: (a) the decline of the price of our Class A common stock as of September 30, 2008; (b) the decline in the overall economic conditions; and (c) the decline in non-political advertising revenues at some of our stations. Further deterioration in the advertising marketplaces in which Nexstar and Mission operate could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $15.7 million for the nine months ended September 30, 2008, compared to $15.0 million for the same period in 2007, an increase of $0.7 million, or 4.2%. The increase in depreciation was due to a corresponding increase in property and equipment, including Mission’s acquisition of KTVE.

For the nine months ended September 30, 2008, and September, 30 2007 respectively, we recognized a gain of $4.1 million and $1.5 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second quarter of 2007.

Income (Loss) from Operations

The Company had a loss from operations of $20.7 million for the nine months ended September 30, 2008, compared to income from operations of $27.8 million for the same period in 2007, a decrease of $48.5 million. The decrease was primarily due to the $48.5 million impairment of intangible assets, a non-cash contract termination fee of $7.2 million and an increase in direct operating expense of $3.0 million, partially offset by an increase in net revenue of $9.4 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $36.4 million for the nine months ended September 30, 2008, compared to $41.3 million for the same period in 2007, a decrease of $4.9 million, or 11.8%. The decrease in interest expense was primarily attributed to lower average interest rates during the nine months ended September 30, 2008 compared to the same period in 2007 under our and Mission’s senior credit facilities, combined with the $46.9 million principal payment on our 11.375% senior discount notes on April 1, 2008 and a $5.3 million dollar repurchase of the 11.375% notes in early September 2008.

Income Taxes

Income tax expense was $0.3 million for the nine months ended September 30, 2008, compared to $4.1 million for the same period in 2007, a decrease of $3.8 million, or 92.5%. The decrease was primarily due to the deferred tax effect of the impairment charge of $47.5 million related to goodwill and other indefinite-lived intangible assets. Our provision for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from both the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes as well as the adjustments made during the third quarter 2008 to the Company’s deferred tax liabilities as a result of the impairment charges discussed above. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$40,726	$19,988
Net cash used for investing activities	(25,548)	(13,700)
Net cash used for financing activities	(19,756)	(11,558)

Net decrease in cash and cash equivalents	$(4,578)	$(5,270)

Cash paid for interest	$29,440	$34,038
Cash paid for income taxes, net	$178	$51

	September 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$11,648	$16,226
Long-term debt including current portion	$666,242	$681,176
Unused commitments under senior credit facilities (1)	$69,500	$69,500

(1)	The Company had $69.5 million of total unused revolving loan commitments at September 30, 2008 under the Nexstar and Mission credit facilities, of which $19.0 million was available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities increased by $20.7 million during the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to a $9.4 million increase in net revenue and the timing of working capital accounts including (1) an increase of $5.9 million resulting from the timing of collections of accounts receivable, (2) an increase of $4.5 million resulting from the timing of payments for accounts payable and accrued expenses and (3) an increase of $4.5 million in cash flows from the timing of interest payments.

Cash paid for interest decreased by $4.6 million during the nine months ended September 30, 2008 compared to the same period in 2007. The decrease was due to the timing of the LIBOR contracts under which our senior credit loans were borrowed and a decrease in the average interest rates.

Nexstar and its subsidiaries file a consolidated federal income tax return. Mission files its own separate federal income tax return. Additionally, Nexstar and Mission file their own state and local tax returns as required. Due to our and Mission’s recent history of net operating losses, we and Mission currently do not pay any federal income taxes. These net operating losses may be carried forward, subject to expiration and certain limitations, and used to reduce taxable earnings in future years. Through the use of available loss carryforwards, it is possible that we and Mission may not pay significant amounts of federal income taxes in the foreseeable future.

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $11.8 million during the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to an increase in acquisition-related payments of $7.9 million combined with an increase in net purchases of property and equipment of $4.0 million.

Acquisition-related payments for the nine months ended September 30, 2008 consisted of consideration of $7.9 million, inclusive of transaction costs of $0.5 million, which is included in goodwill for Mission’s acquisition of KTVE.

Capital expenditures were $17.6 million, net of insurance proceeds of $0.5 million, for the nine months ended September 30, 2008, compared to $13.6 million for the nine months ended September 30, 2007. The increase was primarily attributable to digital conversion expenditures, which were $13.6 million for the nine months ended September 30, 2008 compared to $6.8 million for the same period in 2007. We project that 2008 full-year capital expenditures will be approximately $33.0 million, which is expected to include approximately $30.0 million of digital conversion expenditures. We expect to conclude our digital conversion expenditures in early 2009.

Cash Flows – Financing Activities

The comparative net cash used for financing activities increased by $8.2 million during the nine months ended September 30, 2008 compared to the same period in 2007, due primarily to the repayment of long-term debt of $52.2 million, partially offset by proceeds from the Senior Subordinated PIK notes of $35.0 million and also $9.0 million less in net payments on the revolving credit facility during the nine months ended September 30, 2008 compared to the same period in 2007.

During the nine months ended September 30, 2008, there were $50.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities, compared to no borrowings for the nine months ended September 30, 2007. The $50.0 million of borrowings was also repaid in the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, there were payments of $2.6 million for scheduled term loan maturities under our and Mission’s senior secured credit facilities.

On April 1, 2008, Nexstar redeemed a principal amount of $46.9 million of the 11.375% Notes outstanding in accordance with the terms of the debt agreement and in September 2008, the Company repurchased $5.3 million on the 11.375% Notes in accordance with the terms of the Senior Subordinated PIK notes.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2008, Nexstar and Mission had total combined debt of $666.2 million, which represented 127.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2008:

	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Nexstar senior credit facility	$179,527	$440	$3,516	$175,571	—
Mission senior credit facility	174,518	431	3,454	170,633	—
7% senior subordinated notes due 2014	200,000	—	—	—	200,000
11.375% senior discount notes due 2013	77,820	—	—	—	77,820
Senior subordinated PIK due 2014 (1)	42,503	—	—	—	42,503

	$674,368	$871	$6,970	346,204	320,323

(1)	Includes principal amount of $35.6 million and $6.9 million in payment-in-kind interest which accrues at 12% per annum through January 15, 2010.

On April 1, 2008, Nexstar redeemed a principal amount of approximately $46.9 million of 11.375% Notes outstanding sufficient to ensure that the 11.375% Notes would not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment was funded with cash generated from borrowings under its senior secured credit facility and operations. In September 2008, Nexstar repurchased $5.3 million on the 11.375% Notes in accordance with the terms of the Senior Subordinated PIK notes.

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th of each year. The 11.375% Notes began to accrue cash interest on April 1, 2008. Commencing October 1, 2008, we will make semiannual interest payments on our 11.375% Notes on April 1st and October 1st. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such facilities.

Debt Covenants

Our bank credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of September 30, 2008, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. We anticipate compliance with all the covenants through the next twelve months. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In order to make further borrowings under the Nexstar Facility, Nexstar Broadcasting is required to be in compliance with these and other covenants including the requirement that there shall not have occurred any material adverse effect on the operations, business assets, properties, condition (financial or otherwise) or prospects of the Company.

Effective on April 1, 2008 under our bank credit facility agreement, we are now required to include the remaining principal balance of Nexstar Finance Holdings 11.375% Notes in the calculation of our total leverage ratio. Accordingly, as of September 30, 2008, the outstanding principal of $77.8 million on the 11.375% Notes was included as debt outstanding in this covenant compliance ratio.

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

Except for stations that have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC, KCIT, KTVE and KAMC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KTAB, KARD, KAMR and KLBK are broadcasting with full-power DTV signals. The FCC has authorized Nexstar and Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Nexstar stations KBTV, KFDX, WFFT, WFXV, WTWO, KMID and KSNF and Mission stations KJTL, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for Nexstar stations KQTV, WCFN, WJET, WHAG, WDHN, KSVI, and KLST and Mission stations KOLR and KHMT.

Extension requests were filed with the FCC on September 19, 2008 for the Nexstar and Mission stations with permit expiration dates of November 19, 2008 unless the stations were expected to begin DTV full-power operations by the November 19, 2008 deadline. All of the Nexstar stations are expected to be operating at DTV full-power on or before February 17, 2009, except for KLST, KSNF, KBTV, KMID and KQTV, which are expected to initiate full-power DTV operations on or before April 10, 2009. A request for authority for these stations to begin full-power DTV operations after February 17, 2009 will be filed with the FCC.

DTV conversion expenditures were $13.5 million and $6.8 million, respectively, for the nine months ended September 30, 2008 and 2007. We estimate that it will require an average capital expenditure of approximately $1.5 million per station to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred.

No Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 51 through 54 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of September 30, 2008 there has been no material change to this information.

Valuation of long-lived assets and intangible assets

Approximately $433.5 million, or 65%, of our total assets as of September 30, 2008 consisted of intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by SFAS 142, we test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

Also as required by SFAS 142, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the combined stations in a market (“reporting unit”) to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasting properties. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows, An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value.

We recorded an impairment charge of $48.5 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our FCC licenses and goodwill for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired. These events included: (a) the decline of the price of our Class A common stock as of September 30, 2008; (b) the decline in overall economic conditions; and (c) the decline in advertising revenues at some of our stations.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of FCC licenses on the following basic assumptions for the nine months ended September 30, 2008:

Market growth rates	2.0% to 2.8%
Operating profit margins	12.1% to 34.1%
Discount rate	9.5%
Tax rate	34.0% to 40.6%
Capitalization rate	6.8% to 7.5%

We based the valuation of network affiliation agreements on the following basic assumptions for the nine months ended September 30, 2008:

Market growth rates	2.0% to 2.8%
Operating profit margins	14.3% to 42.6%
Discount rate	9.5%
Tax rate	34.0% to 40.6%
Capitalization rate	6.8% to 7.5%

We based the valuation of goodwill on the following basic assumptions for the nine months ended September 30, 2008:

Market revenue growth	2.0% to 2.8%
Operating profit margins	20.0% to 42.6%
Discount rate	9.5%
Tax rate	34.0% to 40.6%
Capitalization rate	6.8% to 7.5%

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

The term loan borrowings at September 30, 2008 under the senior credit facilities bear interest at a weighted average interest rate of 5.5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at September 30, 2008 under the senior credit facilities bear interest at a weighted average interest rate of 4.6%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)
Senior credit facilities	$3,540	$1,770	$(1,770)	$(3,540)

Our 7% senior subordinated notes due 2014, our 11.375% senior discount notes due 2013 and our senior subordinated PIK notes due 2014 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of September 30, 2008, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

At September 30, 2008, we updated the risk factors in our 2007 Annual Report on Form 10-K as described below.

The continued economic slowdown in the United States and the national and world-wide financial crisis may adversely affect our results of operations, cash flows and financial condition. Among other things, these negative economic trends could adversely affect demand for television advertising, reduce the availability, and increase the cost, of short-term funds for liquidity requirements, and adversely affect our ability to meet long-term commitments.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including covenants based on our operating cash flow. If our operating cash flow is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and other discretionary uses of cash.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Nexstar Broadcasting Group, Inc. held its 2008 Annual Meeting of Stockholders on May 29, 2008. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1 – The election of ten members to the Board of Directors to serve as directors until the next meeting of stockholders.

Nominees	For	Withheld	Abstain
Perry A. Sook	12,134,464	1,853,144	0
Blake R. Battaglia	12,133,315	1,854,293	0
Erik Brooks	12,133,315	1,854,293	0
Jay M. Grossman	12,031,001	1,956,607	0
Brent Stone	12,133,315	1,854,293	0
Royce Yudkoff	12,033,501	1,954,107	0
Geoff Armstrong	13,665,822	321,786	0
Michael Donovan	13,665,822	321,786	0
I. Martin Pompadur	13,665,822	321,786	0
Lisbeth McNabb	13,665,822	321,786	0

Proposal 2 – The ratification of the selection of PricewaterhouseCoopers LLP as Nexstar Broadcasting Group, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2008. There were no broker non-votes for this item.

For	Against	Abstain
13,953,375	32,582	1,651

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

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

Dated: November 10, 2008