Form 10-K
period 2008-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2009-03-31
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $46,153,797.

As of January 31, 2009, the Registrant had outstanding:

15,013,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2008 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures) and Entertainment Tonight (Paramount Distribution, a division of Viacom Inc.).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175 out of the 210 generally recognized television markets, as reported by A.C. Nielsen Company. As of December 31, 2008, we owned and operated 32 stations, and provided sales or other services to an additional 18 stations that are owned by Mission and other entities. In 18 of the 29 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. We have more than doubled the size of our portfolio since January 1, 2003, having acquired 19 stations and begun providing services to 11 additional stations. The stations that we own, operate, program or provide sales and other services to are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. These stations are diverse in their network affiliations: 45 have primary affiliation agreements with one of the four major networks—14 with FOX, 13 with NBC, 9 with ABC and 9 with CBS. Four of the remaining five stations have agreements with MyNetworkTV and one station has an agreement with The CW.

On October 7, 2008, Nexstar Broadcasting Group, Inc. announced that it entered into a definitive agreement to acquire the assets of KWBF the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million from Equity Broadcasting Corp. In February 2009 the station was re-launched under the call letters KARZ-TV. Closing of the acquisition occurred on March 12, 2009.

As of January 1, 2009, KBTV in Beaumont, Texas became a FOX affiliate. KBTV’s NBC network affiliation expired on December 31, 2008.

On January 28, 2009, Nexstar entered into a definitive agreement to acquire the assets of WCWJ, a CW affiliate serving the Jacksonville, Florida market. This transaction has received to FCC approval and is expected to close in the second quarter of 2009.

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

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by Nexstar, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2008 we earned approximately one-third of our advertising revenue from spots aired during local news programming. As of December 31, 2008, our stations and the stations we provide services to provided approximately 675 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2008, revenue generated from local advertising represented 72.2% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 71.3% of our net broadcast revenue for the year ended December 31, 2008 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Due to the significant negotiating leverage afforded by limited competition in our markets, Nexstar and Mission on a combined basis reduced the cash broadcast payments as a percentage of net broadcast revenue for the years ended December 31, 2008 and 2007 as compared to the previous three years. Our and Mission’s cash broadcast payments were 3.1%, 3.4%, 3.4%, 4.7% and 4.6% of net broadcast revenue for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC, and Fox affiliated stations which represented approximately 33.0%, 28.1%, 14.7% and 23.7% respectively, of our 2008 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 50 to 175 out of the 210 generally recognized television markets, where we believe we can improve revenue and cash flow through active management. Since January 1, 2003, we have more than doubled the number of stations that we own, operate and provide sales and other services to, having acquired 19 stations and contracted to provide services to 11 additional stations. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 18 television stations that are owned and operated by Mission. Mission is 100% owned by an independent third party. We do not own Mission or any of its television stations. In order for both us and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with us as if Mission were a wholly-owned entity. We expect these option agreements to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services to as of December 31, 2008:

Market Rank(1)	Market	Station	Affiliation	Status		Commercial Stations in Market(3)	FCC License Expiration Date
9	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O		—	(5)
41	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O	(6)	6	(5)
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O		7	(5)
		WYOU	CBS	LSA			(5)
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O		7	(5)
74	Springfield, MO	KOLR	CBS	LSA		6	(5)
		KSFX	Fox	O&O			(5)
80	Rochester, NY	WROC	CBS	O&O		4	(5)
		WUHF	Fox	LSA			(5)
83	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O		6	(5)
		WCFN	MyNetworkTV	O&O			(5)
84	Shreveport, LA	KTAL	NBC	O&O		7	8/1/14
100	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA KNWA	Fox/NBC NBC	O&O O&O		6	6/1/13 (5)
101	Johnstown-Altoona, PA	WTAJ	CBS	O&O		6	(5)
102	Evansville, IN	WTVW	Fox	O&O		6	(5)
107	Ft. Wayne, IN	WFFT	Fox	O&O		4	(5)
116	Peoria-Bloomington, IL	WMBD	CBS	O&O		5	(5)
		WYZZ	Fox	LSA			(5)
131	Amarillo, TX	KAMR	NBC	O&O		5	(5)
		KCIT	Fox	LSA			(5)
		KCPN-LP	MyNetworkTV	LSA			(5)
132	Rockford, IL	WQRF	Fox	O&O		4	(5)
		WTVO	ABC	LSA			(5)
136	Monroe, LA-El Dorado, AR	KARD KTVE	Fox NBC	O&O LSA		6	(5 (5	) )
141	Beaumont-Port Arthur, TX	KBTV	NBC	O&O	(7)	4	(5)
143	Lubbock, TX	KLBK	CBS	O&O		5	(5)
		KAMC	ABC	LSA			(5)
145	Wichita Falls, TX-Lawton, OK	KFDX	NBC	O&O		5	(5)
		KJTL	Fox	LSA			(5)
		KJBO-LP	MyNetworkTV	LSA			(5)
146	Erie, PA	WJET	ABC	O&O		4	(5)
		WFXP	Fox	LSA			(5)
148	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O		4	(5)
		KODE	ABC	LSA			(5)
152	Terre Haute, IN	WTWO	NBC	O&O		3	(5)
		WFXW	Fox	LSA			(5)
156	Odessa-Midland, TX	KMID	ABC	O&O		5	(5)
165	Abilene-Sweetwater, TX	KTAB	CBS	O&O		4	(5)
		KRBC	NBC	LSA			(5)
169	Utica, NY	WFXV	Fox	O&O		4	(5)
		WPNY-LP	MyNetworkTV	O&O			(5)
		WUTR	ABC	LSA			(5)
170	Billings, MT	KSVI	ABC	O&O		4	(5)
		KHMT	Fox	LSA			(5)
172	Dothan, AL	WDHN	ABC	O&O		3	(5)
196	San Angelo, TX	KSAN	NBC	LSA		4	(5)
		KLST	CBS	O&O			(5)
201	St. Joseph, MO	KQTV	ABC	O&O		1	(5)

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2008 4th Edition, as published by BIA Financial Network, Inc.
(2)	O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services to a station owned and operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see Note 2 to our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.
(3)	The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2008 4th Edition, as published by BIA Financial Network, Inc.
(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(5)	Application for renewal of license timely was submitted to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.
(6)	Although Nexstar owns WLYH, this station is programmed by Clear Channel Communications pursuant to a time brokerage agreement.
(7)	KBTV became a Fox affiliated station effective January 1, 2009.

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

The television broadcast industry is in the midst of a transition to an advanced digital television (“DTV”) transmission system. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel for the transition period. By June 12, 2009, television broadcasters are required to cease analog broadcasting and return one of their channels to the FCC.

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

Network Affiliations

Each station that we own and operate, program or provide sales and other services to as of December 31, 2008 is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KBTV(4)	Beaumont-Port Arthur, TX	NBC	December 2008
WTVW	Evansville, IN	Fox	June 2010
WQRF	Rockford, IL	Fox	June 2010
KARD	Monroe, LA-El Dorado, AR	Fox	June 2010
KSFX	Springfield, MO	Fox	June 2010
WFXV	Utica, NY	Fox	June 2010
WFFT	Ft. Wayne, IN	Fox	June 2010
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2011
WTWO	Terre Haute, IN	NBC	December 2011
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2011
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2011
WTAJ	Johnstown-Altoona, PA	CBS	May 2010
KCIT	Amarillo, TX	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WDHN	Dothan, AL	ABC	December 2010
WJET	Erie, PA	ABC	December 2010
KSVI	Billings, MT	ABC	December 2010
KMID	Odessa-Midland, TX	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KQTV	St. Joseph, MO	ABC	December 2010
WPNY-LP	Utica, NY	MyNetworkTV	August 2011
WCFN	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2011
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2011
WUHF(1)	Rochester, NY	Fox	March 2012
WYZZ(1)	Peoria-Bloomington, IL	Fox	March 2012
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2012
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KOLR	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(2)	NBC	December 2014
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015
WLYH(3)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016
KTVE	Monroe, LA—El Dorado, AR	NBC	December 2011

(1)	This station is owned by a subsidiary of Sinclair Broadcasting Group, Inc. which maintains the network affiliation agreement with the Fox network.
(2)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(3)	Under a time brokerage agreement, Nexstar allows Newport Television License, LLC, Inc. to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar.
(4)	KBTV became a Fox affiliated station effective January 1, 2009. The Fox agreement expires in December 2013.

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

Additional Competitive Factors. Additional factors that are material to a television station’s competitive position include signal coverage and assigned channel. Television stations can be distinguished by the frequency on which they broadcast. Analog television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over analog television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at lower transmission costs. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. In addition, any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

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

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, has included several public hearings that were held throughout the country in 2008. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

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

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. For a majority of our and Mission’s stations the most recent election was made October 1, 2008, for the three-year period beginning January 1, 2009.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2008 for the three year period that began on January 1, 2009. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Dothan, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We and Mission have long-term carriage agreements with both DirecTV (expiring in 2011) and DISH Network (formerly EchoStar) (expiring in 2011) that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). In February 2009, President Obama signed into law legislation that established June 12, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KARD, KAMR, KLBK and KTAB are broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO and Nexstar’s stations KARK, KFDX, KFTA, KLBK, KLST, WBRE, WLYH, WMBD and WQRF have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Nexstar informed the FCC that KTAB would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WJET would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KSVI, WDHN, KNWA, KSNF, KARD, KTAL and KSFX would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009 and that stations KAMR, KBTV, WCIA, WCFN, WTVW, WFFT, WTAJ, KMID, WROC, KQTV, WTWO, WFXV and WHAG would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

In addition, Nexstar stations KBTV, KMID, KSNF, KLST and KQTV, and Mission station WFXW hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009. All of the Nexstar and Mission stations holding such construction permits are expected to complete construction on or before that deadline.

Channels used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels for use by television broadcasters’ DTV stations after June 12, 2009. Nexstar has four stations with transitional DTV channel assignments outside the core. Mission has one station with its transitional DTV channel assignments outside the core. These stations will be required to change their DTV channels to in-core channels at the end of the transition.

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

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but may only elect retransmission consent for their digital signals. When a television station operates only as a DTV station, and returns its analog channel to the FCC and converts to digital-only operations which, in most cases, will be on or about June 12, 2009, it may assert must-carry rights for a single DTV programming stream. Digital television signals carried on a cable system must be available to all subscribers on the system’s basic service tier.

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

Employees

As of December 31, 2008, we had a total of 2,258 employees, comprised of 1,950 full-time and 308 part-time or temporary employees. As of December 31, 2008, 154 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

The continued economic slowdown in the United States and the national and world-wide financial crisis may adversely affect our results of operations, cash flows and financial condition. Among other things, these negative economic trends could adversely affect demand for television advertising, reduce the availability, and increase the cost, of short-term funds for liquidity requirements, and adversely affect our ability to meet long-term commitments. In addition, general trends in the television industry could adversely affect demand for television advertising as consumers flock to alternative media, including the Internet, for entertainment.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Moreover, television viewing among consumers has been negatively impacted by the increasing availability of alternative media, including the Internet. As a result, in recent years demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue. Our ability to access funds under the Nexstar Senior Credit Facility (“Nexstar Facility”)depends, in part, on our compliance with certain financial covenants in the Nexstar Facility, including covenants based on EBITDA as defined in the Nexstar Facility. If our EBITDA is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility or it might be considered an event of default under the Nexstar Facility.

Disruptions in the capital and credit markets, as have been experienced during 2008 and are continuing in 2009, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

We and Mission had aggregate net losses of $78.1 million, $19.8 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. We and Mission may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2008, we and Mission had $662.1 million of debt, which represented 133.2% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

As of December 31, 2008 and at each respective quarterly reporting period during 2008, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 10 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $143,600,000 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee , and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. We believe the consummation of the exchange offer combined with the actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2008. However, no assurance can be provided that our actions will be successful or that such actions will allow us to maintain compliance with these covenants.

The industry-wide mandatory conversion to digital television could have an adverse impact on our business, as certain viewers that do not upgrade their technology to be able to receive digital signals could no longer be able to view our programming.

Television stations in the U.S. are in the process of transitioning from analog to digital broadcasts and must phase-out analog broadcasting altogether by June 12, 2009. Some stations – including some of our and Mission’s stations—already have made the transition and now broadcast in digital only. TV viewers who receive their signals over-the-air (instead of through multichannel video program distributors, which we refer to as MVPDs, such as cable, satellite, or fiber optic service) and who have older, analog-only television receivers, will have to obtain digital-to-analog converters (or new digital televisions) and perhaps new antennas in order to continue watching television after the stations they watch complete the transition to digital-only transmissions. The federal government established a program to provide eligible TV viewers with coupons to cover the expense of purchasing digital-to-analog converters (but not new antennas). Moreover, due to technological differences in the way digital as compared to analog TV signals are received, it is possible that some viewers who live in locations where they currently receive adequate analog signals over-the-air will not be able to receive usable digital signals after the transition (even with digital-to-analog converters and new antennas) and, therefore, will not be able to watch some or all of the stations they have been watching (unless they subscribe to an MVPD service).

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by an independent third party. Mission owns and operates 16 television stations as of December 31, 2008. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. The sole shareholder of Mission has granted to us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

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

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate or provide services to have network affiliation agreements––13 stations have primary affiliation agreements with NBC, 9 with CBS, 9 with ABC, 14 with Fox, 4 with MyNetworkTV and 1 with The CW. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, some of the stations we operate or provide services to also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times beginning in June 2010 through September 2016.

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

Nexstar and Mission began to submit renewal of license applications for their stations beginning in June 2004. We and Mission expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so.

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

We have experienced rapid growth. Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired 19 stations and contracted to provide service to 11 additional stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

Television broadcasters may currently broadcast both analog and DTV signals. In February 2009, President Obama signed into law legislation that established June 12, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC.

As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KARD, KAMR, KLBK and KTAB were broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN-TV, KAMC and WTVO, and Nexstar’s stations KARK, KFDX, KFTA, KLBK, KLST, WBRE, WLYH, WMBD and WQRF have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Nexstar informed the FCC that KTAB would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WJET would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KSVI, WDHN, KNWA-TV, KSNF, KARD, KTAL and KSFX would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KAMR, KBTV, WCIA, WCFN, WTVW, WFFT, WTAJ, KMID, WROC, KQTV, WTWO, WFXV and WHAG would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009.

In addition, Nexstar stations KBTV, KMID, KSNF, KLST and KQTV, and Mission station WFXW hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009. All of the Nexstar and Mission stations holding such construction permits are expected to complete construction on or before that deadline.

Stations that fail to meet the deadlines for termination of analog operations set forth in their March 17, 2009 filings at the FCC may face monetary forfeitures imposed by the FCC. Stations that hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009 that fail to meet that construction deadline may lose interference protection in certain geographic areas authorized by those construction permits.

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

As of December 31, 2008, approximately $390.5 million, or 62.3%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements.

We recorded an impairment charge of $82.4 million during the year ended December 31, 2008 that included an impairment to the carrying value of FCC licenses of $41.4 million, related to 20 of our television stations; an impairment to the carrying value of network affiliation agreements of $2.1 million related to 3 of our television stations; and an impairment to the carrying values of goodwill of $38.9 million, related to 10 reporting units consisting of 11 of our television stations. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

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

The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. Digital conversion expenditures were $23.3 million, $8.6 million and $14.3 million respectively, for the years ended December 31, 2008, 2007 and 2006. We estimate that we will spend approximately $5.4 million in 2009 to complete DTV conversions.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
News Bureau/Office-Studio	Leased	6,977 Sq. Ft.	11/30/09
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/11
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/09
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/13
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/13
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/10
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	11/30/10
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio(6)	Leased	8,000 Sq. Ft.	1/31/10
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	1.2 Acres	—
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	240 Sq. Ft.	Month to Month

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio- Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	6/30/09
Sales Office-Frederick	Leased	1,200 Sq. Ft.	8/10/10
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KSFX—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	5/31/09

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio(3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/10

WPNY–LP—Utica, NY
Office-Studio(4)	—	—	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/11
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	12/31/10
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WQRF—Rockford, IL
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office	Leased	9,950 Sq. Ft.	Month to Month
Office	Leased	900 Sq. Ft.	6/30/09
Office-Studio	Leased	10,000 Sq. Ft.	7/31/14
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	936 Sq. Ft.	7/31/25
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Tower/Transmitter Site—Fort Smith	Leased	1,925 Sq. Ft.	9/1/11
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/09
Office-Johnstown	Leased	672 Sq. Ft.	2/28/11
Office-State College Bureau	Leased	7,200 Sq. Ft.	Month to Month
Office-Dubois Bureau	Leased	315 Sq. Ft.	9/30/10
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

Corporate Office—Irving, TX	Leased	18,168 Sq. Ft.	12/31/13

Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KSFX are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.
(6)	This office was destroyed by a fire in February 2009.

Mission owns and leases facilities in the following locations:

WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio	Leased	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site—Union Parrish	Leased	2.7 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09
Microwave Relay Station	Leased	0.3 Acres	10/31/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100%Owned	20,000 Sq. Ft.	—

Corporate Office-Brecksville, OH	Leased	540 Sq. Ft.	10/31/10

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WFXW are owned by WTWO.
(3)	The office space and studio used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The Nasdaq Stock Market’s National Market (“Nasdaq”) under the symbol “NXST”.

The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated, as reported by Nasdaq:

2008:	High	Low
1st Quarter 2008	$8.94	$5.90
2nd Quarter 2008	$6.50	$4.09
3rd Quarter 2008	$3.92	$2.22
4th Quarter 2008	$2.06	$0.50

2007:	High	Low
1st Quarter 2007	$10.05	$4.69
2nd Quarter 2007	$15.13	$9.29
3rd Quarter 2007	$15.41	$7.51
4th Quarter 2007	$10.80	$7.87

The following table summarizes the outstanding shares of common stock held by shareholders of record as of January 31, 2009:

Type	Shares Outstanding	Shareholders of Record
Common—Class A	15,013,839	69	(1)
Common—Class B	13,411,588	3

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 1,300 shareholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,715,000	$8.13	723,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,715,000	$8.13	723,000

For a more detailed description of our option plans and grants, we refer you to Note 13 to the consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2003, the date our Class A Common Stock was first traded on NASDAQ, through December 31, 2008 with the total return of (i) the NASDAQ Composite Index and (ii) a peer index consisting of the following publicly traded pure play television companies: ACME Communications, Inc., Gray Television, Inc., Hearst Argyle Television, Inc., LIN TV Corp., Sinclair Broadcast Group, Inc. and Young Broadcasting Inc. (the “Television Index”). Granite Broadcasting Corporation, a constituent of our Television Index prior to 2007, is not included in our Television Index for or subsequent to 2007 as a result of its deregistration as a public company in connection with its privatization in June 2007. The graph assumes the investment of $100 in our Class A Common Stock and in each of the indices on December 31, 2003. The performance shown is not necessarily indicative of future performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$67.25	$36.54	$33.92	$66.67	$3.73
NASDAQ Composite Index	$100.00	$85.05	$66.66	$69.01	$63.58	$8.67
Television Index (TV)	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

Item 6.	Selected Financial Data

We have derived the following consolidated statement of income data for 2008, 2007, and 2006 and consolidated balance sheet data as of December 31, 2008 and 2007 from our financial statements included herein. We have derived the following statement of income data for 2005 and 2004 and consolidated balance sheet data as of December 31, 2006, 2005 and 2004 from our 2006 Form 10-K filed on March 14, 2007 and our 2005 Form 10-K filed on March 16, 2006. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements which are included herein.

	Fiscal year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$284,919	$266,801	$265,169	$228,939	$249,531
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	78,287	74,128	71,465	67,681	65,608
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	90,468	86,773	85,293	75,863	76,603
Non-cash contract termination fees	7,167	—	—	—	—
Impairment of goodwill	38,856 (1)	—	—	—	—
Impairment of other intangible assets	43,539 (2)	—	—	—	—
Amortization of broadcast rights	20,423	21,457	19,701	22,257	24,805
Depreciation and amortization	49,153	45,880	42,221	43,244	44,412
Merger related expenses	—	—	—	—	456
Gain on asset exchange	(4,776)	(1,962)	—	—	—
Loss on property held for sale	—	—	—	616	—
Loss (gain) on asset disposal, net	(43)	(17)	639	668	582

Income (loss) from operations	(38,155)	40,542	45,850	18,610	37,065
Interest expense	(48,832)	(55,040)	(51,783)	(47,260)	(52,265)
Gain (loss) on extinguishment of debt	2,897	—	—	(15,715)	(8,704)
Interest income	713	532	760	213	113
Other income, net	2	—	—	380	5,077

Loss before income taxes	(83,375)	(13,966)	(5,173)	(43,772)	(18,714)
Income tax benefit (expense).	5,316	(5,807)	(3,819)	(4,958)	(3,892)

Loss before minority interest in consolidated entity	(78,059)	(19,773)	(8,992)	(48,730)	(22,606)
Minority interest of consolidated entity	—	—	—	—	2,106

Net loss	$(78,059)	$(19,773)	$(8,992)	$(48,730)	$(20,500)

(1)	The Company recognized an impairment charge of $38.9 million related to goodwill. See Footnote 8 under Item 8 of this Form 10K for additional information.
(2)	The Company recognized an impairment charge of $43.5 million related to FCC licenses and network affiliation agreements. See Footnote 8 under Item 8 of this Form 10K for additional information.

	Fiscal year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common shareholders	$(2.75)	$(0.70)	$(0.32)	$(1.72)	$(0.72)
Weighted average number of shares outstanding:
Basic and diluted	28,423	28,401	28,376	28,363	28,363
Balance Sheet Data (end of period):
Cash and cash equivalents	$15,834	$16,226	$11,179	$13,487	$18,505
Working capital (deficit)	27,391	(11,472)	21,872	26,144	35,249
Net intangible assets and goodwill	390,540	494,092	519,450	494,231	519,626
Total assets	626,587	708,702	724,709	680,081	734,965
Total debt	662,117	681,176	681,135	646,505	629,898
Total stockholders’ deficit	(165,156)	(89,390)	(73,290)	(66,025)	(17,295)
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$60,648	$36,987	$54,462	$14,350	$31,911
Investing activities	(38,492)	(18,608)	(79,272)	(26,358)	(44,605)
Financing activities	(22,548)	(13,332)	22,502	6,990	20,351
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$30,687	$18,221	$23,751	$13,891	$10,298
Cash payments for broadcast rights	8,239	8,376	8,284	9,704	10,520

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

2008 Highlights

•

Net revenue increased 6.8% during the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily from the increase in political advertising revenue, retransmission compensation and new media revenue, partially offset by a decrease in local and national advertising revenue. Gross political advertising revenue increased $28.6 million or 663.4% for the year ended December 31, 2008. The increase was attributed to the presidential and statewide and/or local races that occurred during the year.

•

Gross local and national advertising revenue on a combined basis decreased $12.1 million, or 4.8% during the year ended December 31, 2008 due in large part to decrease in automotive-related advertising, our largest advertising category.

•

Total revenue from the retransmission consent agreements was approximately $21.8 million for the year ended December 31, 2008 (of which approximately $14.4 million was retransmission compensation and approximately $7.4 million was advertising revenue generated from the retransmission consent agreements), compared to $17.2 million for the year ended December 31, 2007 (of which approximately $11.8 million was retransmission compensation and approximately $5.4 million was advertising revenue generated from the retransmission consent agreements).

•

eMedia revenue increased by approximately $5.1 million to $10.2 million for the year ended December 31, 2008 compared to $5.1 million for the year ended December 31, 2007 as a result of expanding markets and the introduction of additional products in this area.

•

On January 16, 2008, Mission completed the acquisition of KTVE the NBC affiliate in Monroe, Louisiana—El Dorado, Arkansas, for total consideration of $8.3 million, inclusive of transaction costs. The financial results for KTVE are included in 2008 from January 16, 2008 through December 31, 2008, but not in the years prior to 2008.

•	In April 2008, Nexstar recorded a $7.2 million non-cash contract termination fee related to the cancellation of national sales representation agreements.

•

We recorded an impairment charge of $82.4 million during the year ended December 31, 2008 that included an impairment to the carrying value of FCC licenses of $41.4 million, related to 20 of our television stations; an impairment to the carrying value of network affiliation agreements of $2.1 million related to 3 of our television stations; and an impairment to the carrying values of goodwill of $38.9 million, related to 10 reporting units consisting of 11 of our television stations.

•

During the year ended December 31, 2008, repayments totaling $110.3 million were made on Nexstar’s and Mission’s debt outstanding, of which $52.2 applied to Nexstar’s 11.375% senior discount notes, $4.6 was paid to retire $7.5 million of Nexstar’s 7% senior subordinated notes, $50.0 million were revolving loan repayments and $3.5 million were scheduled term loan maturities.

•	On June 30, 2008, we completed the issuance of $35.6 million of senior subordinated payment-in-kind (“PIK”) notes, due 2014.

•

On October 7, 2008, Nexstar announced the entry into an agreement to acquire KARZ-TV (formerly KWBF-TV) in Little Rock, Arkansas. Following the appropriate consents and approvals, this transaction closed on March 12, 2009. The base purchase price was $4.0 million, subject to working capital adjustments that will not become final until ninety days following the closing date. Nexstar deposited $0.4 million into an escrow account related to this transaction.

Overview of Operations

We owned and operated 32 television stations as of December 31, 2008. Through various local service agreements, we programmed or provided sales and other services to 18 additional television stations, including 16 television stations owned and operated by Mission as of December 31, 2008. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2008 with Mission:

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

We also guarantee the obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission. We expect these option agreements to be renewed upon expiration.

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2008 and 2007, revenue generated from local advertising represented 72.2% and 70.3%, respectively, of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). The remaining advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Each of our stations and the stations we provide services to has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, some of our stations and the stations we provide services to receive cash compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox, MyNetworkTV and The CW do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future. Therefore, revenue associated with network compensation agreements is expected to decline in future years and may be eliminated altogether at some point in time.

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

Industry Trends

The Television Bureau of Advertising has forecasted U.S. television spot advertising revenue (total of local and national advertising revenue, excluding political advertising revenue) in 2009 to decline by approximately 7.0 to 11.0% compared to 2008.

Our net revenue increased 6.8% to $284.9 million for the year ended December 31, 2008 compared to $266.8 million for the year ended December 31, 2007 primarily due to an increase in political advertising revenue. Political advertising revenue was $32.9 million for the year ended December 31, 2008, a significant increase from the $4.3 million for the year ended December 31, 2007. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2009 is not an election year, we expect a significant decrease in the political advertising revenue to be reported in 2009 in relation to the amount of political advertising reported in 2008.

The increase in political revenue was offset by a decrease in local and national advertising revenue of $12.1 million, or 4.8%. The decrease was primarily due to a decrease in automotive-related advertising, our largest advertising category, represented approximately 22.7% and 23.8% of our core local and national advertising revenue for the years ended December 31, 2008 and 2007, respectively. Our automotive-related advertising decreased approximately 12.2% for the year ended December 31, 2008 as compared to the same period in 2007. This trend has been primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category.

Station Acquisitions

On January 16, 2008, Mission completed its acquisition of KTVE, the NBC affiliate in Monroe, Louisiana—El Dorado, Arkansas, for total consideration of $8.3 million, inclusive of transaction costs.

Refinancing of Long-Term Debt Obligations

On June 27, 2008, Nexstar Broadcasting Inc. (the “Issuer”), an indirect subsidiary of Nexstar Broadcasting Group, Inc. (the “Parent”), and the Parent entered into a purchase agreement (the “Purchase Agreement”) with certain initial purchasers (the “Purchasers”) identified therein pursuant to which the Issuer agreed to issue and sell, the Purchasers agreed to purchase, Senior Subordinated PIK Notes due 2014 (the “Notes”) in aggregate principal amount of $35,623,410 at a purchase price equal to 98.25%. The transaction closed on June 30, 2008 and was subject to customary representations, warranties and closing conditions. Each of the Issuer and the Parent has agreed to indemnify the Purchasers for any breach of any of the representations, warranties, covenants or agreements made by such party. The Issuer used the net proceeds from the sale of Notes to reduce revolver borrowings under its senior bank credit facility. The Notes are guaranteed by the Parent (the “Guarantee”).

Recent Developments

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ-TV (formerly KWBF-TV), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million (base price) subject to working capital adjustments. This acquisition closed on March 12, 2009.

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for a base purchase price of $18.0 million subject to working capital adjustments. The transaction is expected to close in the second quarter of 2009.

On February 27, 2009, Nexstar announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (CUSIP No. 65336YAB9) (the “Old Notes”) in exchange for (i) up to $143,600,000 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. This debt exchange closed on March 30, 2009. See Debt Covenant discussion in the “Liquidity and Capital Resources” section.

During the first quarter of 2009, the Company repurchased a total of $27.9 million (face amount) of its 11.375% notes and $1.0 million (face amount) of the old notes for a total of $10.0 million, plus accrued interest of $1.0 million.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$171,552	57.0	$175,508	62.9	$164,077	58.8
National	66,122	22.0	74,256	26.6	71,620	25.6
Political	32,886	10.9	4,308	1.6	27,031	9.7
Retransmission compensation(1)	14,393	4.8	11,810	4.2	8,696	3.1
eMedia revenue	10,180	3.4	5,113	1.8	100	—
Network compensation	3,523	1.1	4,364	1.6	4,210	1.5
Other	2,498	0.8	3,652	1.3	3,542	1.3

Total gross revenue	301,154	100.0	279,011	100.0	279,276	100.0
Less: Agency commissions	34,587	11.5	31,629	11.3	33,104	11.9

Net broadcast revenue	266,567	88.5	247,382	88.7	246,172	88.1
Trade and barter revenue	18,352		19,419		18,997

Net revenue	$284,919		$266,801		$265,169

(1)	Retransmission compensation consists of a per subscriber-based compensatory fee and excludes advertising revenue generated from retransmission consent agreements, which is included in gross local advertising revenue.

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$284,919	100.0	$266,801	100.0	$265,169	100.0
Operating expenses (income):
Corporate expenses	15,473	5.4	13,348	5.0	14,588	5.5
Station direct operating expenses, net of trade	72,056	25.3	68,112	25.5	64,358	24.3
Selling, general and administrative expenses	74,995	26.3	73,425	27.5	70,705	26.7
Impairment of goodwill	38,856	13.6	—	—	—	—
Impairment of other intangible assets	43,539	15.3	—	—	—	—
Non-cash contract termination fees	7,167	2.5	—	—	—	—
Gain on asset exchange	(4,776)	(1.7)	(1,962)	(0.7)	—	—
Loss (gain) on asset disposal, net	(43)	—	(17)	—	639	0.2
Trade and barter expense	17,936	6.3	18,423	6.9	18,717	7.1
Depreciation and amortization	49,153	17.3	45,880	17.2	42,221	15.9
Amortization of broadcast rights, excluding barter	8,718	3.1	9,050	3.4	8,091	3.1

Income (loss) from operations	$(38,155)		$40,542		$45,850

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Revenue

Gross local advertising revenue was $171.6 million for the year ended December 31, 2008, compared to $175.5 million for the same period in 2007, a decrease of $3.9 million, or 2.3%. Gross national advertising revenue was $66.1 million for the year ended December 31, 2008, compared to $74.3 million for the same period in 2007, a decrease of $8.2 million, or 11.0%. The combined net decrease in gross local and national advertising revenue of $12.1 million was primarily the result of a decrease in automotive related advertising, our largest advertising category.

Gross political advertising revenue was $32.9 million for the year ended December 31, 2008, compared to $4.3 million for the same period in 2007, an increase of $28.6 million, or 663.4%. The increase in gross political revenue was attributed to presidential, statewide and/or local races (primarily in Pennsylvania, Indiana, Alabama, Missouri and Montana) that occurred during the year ended December 31, 2008 as compared to nominal political advertising during the year ended December 31, 2007.

Retransmission compensation was $14.4 million for the year ended December 31, 2008, compared to $11.8 million for the same period in 2007, an increase of $2.6 million, or 22.0%. The increase in retransmission compensation was primarily the result of (1) additional subscriber base for certain content distributors in 2008 compared to 2007, (2) annual rate increases in 2008 for certain retransmission consent agreements, (3) the addition of new markets under retransmission consent agreements in 2008 and (4) renewal of various multi-year contracts at higher rates with certain distributors.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $10.2 million for the year ended December 31, 2008, compared to $5.1 million for the year ended December 31, 2007. The increase in new media revenue was a result of having all of our markets complete implementation of this digital media platform initiative for all of 2008 as compared to 2007, in which complete implementation did not take place until June 2007. Also contributing to the increase is the introduction of additional products in this area.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $15.5 million for the year ended December 31, 2008, compared to $13.3 million for the year ended December 31, 2007, an increase of $2.2 million, or 15.9%. The increase during the year ended December 31, 2008 was primarily attributed to an increase in legal and professional fees of $2.4 million.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $147.1 million for the year ended December 31, 2008, compared to $141.5 million for the same period in 2007, an increase of $5.6 million, or 3.9%. The increase in station direct operating expenses, net of trade, is primarily attributed to (1) the addition of KTVE in 2008 and (2) payroll-related costs and commissions related to the growth in eMedia revenue. These increases were partially offset by a reduction in employee incentives.

Amortization of broadcast rights, excluding barter, was $8.7 million for the year ended December 31, 2008, compared to $9.1 million for the same period in 2007, a decrease of $0.4 million, or 3.7%.

Amortization of intangible assets was $28.1 million for the year ended December 31, 2008, compared to $25.7 million for the same period in 2007, an increase of $2.4 million, or 9.6%. The increase was primarily related to the acceleration of amortization of our NBC Network affiliation agreement at KBTV due to the station becoming a Fox affiliated station effective January 1, 2009.

Depreciation of property and equipment was $21.0 million for the year ended December 31, 2008, compared to $20.2 million for the same period in 2007, an increase of $0.8 million, or 4.0%. The increase in depreciation was due to a corresponding increase in property and equipment, including Mission’s acquisition of KTVE.

For the year ended December 31, 2008, we recognized a non-cash gain of $4.8 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the second quarter of 2007.

We recognized a $7.2 million non-cash charge related to the termination of the national sales representation contract.

We recorded an impairment charge of $82.4 million during the year ended December 31, 2008 that included an impairment to the carrying values of FCC licenses of $41.4 million, related to 22 of our television stations; an impairment to the carrying value of network affiliation agreements of $2.1 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $38.9 million, related to 10 reporting units consisting of 11 of our television stations. See Note 8 in the Notes to Consolidated Financial Statements in Item 8 of this document.

Income from Operations

Loss from operations was $38.2 million for the year ended December 31, 2008, compared to income of $40.5 million for the same period in 2007, a decrease of $78.7 million, or 194.3%. The decrease was primarily the result of impairment charges as required by SFAS 142 “Goodwill and Other Intangible Assets” partially offset by increases in net revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, was $48.8 million for the year ended December 31, 2008, compared to $55.0 million for the same period in 2007, a decrease of $6.2 million, or 11.3%. The decrease in interest expense was primarily attributed to lower average interest rates during the year ended

December 31, 2008 compared to the same period in 2007 combined with the $46.9 million principal payment on our 11.375% senior discounted Notes on April 1, 2008, a $5.3 million dollar repurchase of the 11.375% Notes in September 2008 and a repurchase of $7.5 million of the 7% Notes in October 2008.

Gain on Extinguishment of Debt

On October 16, 2008, Nexstar purchased $5 million (face value) of the Company’s outstanding 7% Notes. The cash paid was approximately $3.1 million which included approximately $0.1 million of accrued interest. On October 28, 2008, Nexstar purchased $2.5 million (face value) of the 7% Notes for approximately $1.5 million, which included approximately $0.1 million of accrued interest. As a result of these two transactions, Nexstar recognized a combined gain of $2.9 million. This amount is net of a $0.1 million pro-rata write-off of debt financing costs associated with the 7% Notes.

Income Taxes

Income tax benefit was $5.3 million for the year ended December 31, 2008, compared to income tax expense of $5.8 million for the same period in 2007, a decrease of $11.1 million. The decrease was primarily due to the tax benefit recognized as a result of the impairment charge on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

eMedia revenue, representing revenue generated from non-television web-based advertising, was $5.1 million for the year ended December 31, 2007, compared to $0.1 million for the year ended December 31, 2006. The increase in new media revenue was a result of having all of our markets complete implementation of this digital media platform initiative as of June 2007 compared to implementation by only a few initial markets in 2006.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$60,648	$36,987	$54,462
Net cash used for investing activities	(38,492)	(18,608)	(79,272)
Net cash provided by (used for) financing activities	(22,548)	(13,332)	22,502

Net increase (decrease) in cash and cash equivalents	$(392)	$5,047	$(2,308)

Cash paid for interest	$39,036	$40,575	$38,182
Cash paid for income taxes, net	$178	$51	$36

	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$15,834	$16,226
Long-term debt including current portion	$662,117	$681,176
Unused commitments under senior secured credit facilities(1)	$66,500	$69,500

(1)	Based on covenant calculations, as of December 31, 2008, $28.4 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows—Operating Activities

The comparative net cash flows provided by operating activities increased by $23.3 million during the year ended December 31, 2008 compared to the same period in 2007. The increase was primarily due to (1) our increase in net revenue of $18.1 million, partially offset by an increase in direct operating and general and administrative expenses of $7.8 million, (2) an increase of $10.2 million resulting from the timing of collections for accounts receivable and (3) an increase of $2.3 million related to timing of interest payments on the 11.375% senior discount notes.

Cash paid for interest decreased by $1.5 million during the year ended December 31, 2008 compared to the same period in 2007. The decrease was due to a decrease in cash payments of interest on our and Mission’s bank debt. Cash payments of interest on our and Mission’s senior credit facilities were $19.9 million for the year ended December 31, 2008, compared to $26.6 million for the year ended December 31, 2007, a decrease of $6.7 million. The decrease was due to lower average interest rates incurred during the year ended December 31, 2008 compared to the same period in 2007 and a lower level of average debt outstanding in 2008 on the respective credit facilities. The decrease in cash interest paid on bank debt was partially offset by an increase in cash interest paid on the 11.375% senior discount notes, which required cash payments beginning in April 2008.

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

Cash Flows—Investing Activities

The comparative net cash used for investing activities increased by $19.5 million during the year ended December 31, 2008 compared to the same period in 2007. The increase was primarily due to increases in purchases of property and equipment and in acquisition-related payments.

The comparative net cash used for investing activities decreased by $60.7 million during the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily due to decreases in purchases of property and equipment and in acquisition-related payments.

Capital expenditures were $30.8 million for the year ended December 31, 2008, compared to $18.5 million for the year ended December 31, 2007. The increase was primarily attributable to digital conversion expenditures, which was $23.3 million for the year ended December 31, 2008 compared to $8.6 million for the same period in 2007. We expect to conclude our digital conversion expenditures in early 2009 for a total estimated cost of $5.4 million.

Capital expenditures were $18.5 million for the year ended December 31, 2007, compared to $24.4 million for the year ended December 31, 2006. The decrease was primarily attributable to digital conversion expenditures, which was $8.6 million for the year ended December 31, 2007 compared to $14.3 million for the same period in 2006.

Cash used for station acquisitions was $8.3 million for the year ended December 31, 2008, $0.4 million for the year ended December 31, 2007 and $55.5 million for the year ended December 31, 2006.

Acquisition-related payments for the year ended December 31, 2008 included $7.9 million related to Mission’s acquisition of KTVE and $0.4 million for the down-payment on KARZ. The $0.4 million of acquisition-related payments in 2007 were for the down payment on the KTVE acquisition.

Acquisition-related payments for the year ended December 31, 2006 consisted of $55.1 million total consideration, exclusive of transaction costs, for our acquisition of WTAJ and WLYH.

Cash Flows—Financing Activities

The comparative net cash used for financing activities increased by $9.2 million during the year ended December 31, 2008 compared to the same period in 2007, primarily due to the repayment of $56.8 million of senior subordinated debt, partially offset by proceeds from the June 27, 2008 issuance of senior subordinated payment in kind (PIK) notes of $35 million and also $13.0 million less in net payments on the revolving credit facility.

The comparative net cash from financing activities decreased by $35.8 million during the year ended December 31, 2007 compared to the same period in 2006, due to the decrease in the proceeds during 2007 from revolving loan borrowings under our and Mission’s senior secured credit facilities and the increase in repayments during 2007 under our and Mission’s senior secured credit facilities.

On April 1, 2008, Nexstar redeemed $46.9 million of its outstanding 11.375% senior discount notes to ensure they are not “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. In September 2008, the Company repurchased $5.3 million of the 11.375% notes at par as required by the terms of the senior subordinated PIK notes purchase agreement. In October 2008, Nexstar voluntarily repurchased $7.5 million of the outstanding 7% senior subordinated notes for approximately $4.6 million.

During the year ended December 31, 2008, there were $3.5 million of scheduled term loan maturities, $50.0 million of revolving loan repayments and $53.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2008, Nexstar and Mission had total combined debt of $662.1 million, which represented 133.2% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness (undiscounted) scheduled to mature for the periods referenced as of December 31, 2008:

	Total	2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Nexstar senior credit facility	$182,087	$1,758	$3,516	$176,813	$—
Mission senior credit facility	174,087	1,727	3,454	168,906	—
Senior subordinated PIK notes due 2014	42,628	—	—	—	42,628
7% senior subordinated notes due 2014	192,486	—	—		192,486
11.375% senior discount notes due 2013	77,820	—	—	77,820	—

	$669,108	$3,485	$6,970	$423,539	$235,114

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th of each year. Commencing October 1, 2008 we began making semiannual interest payments of $4.4 million on our 11.375% Notes, which will be made on April 1st and October 1st of each year. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior credit facilities, as well as of the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities or otherwise issue debt in the future and could increase the cost of such facilities.

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

As of December 31, 2008 and at each respective quarterly reporting period during 2008, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 10 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $143,600,000 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee , and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. We believe the consummation of the exchange offer combined with the actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2008. However, no assurance can be provided that our actions will be successful or that such actions will allow us to maintain compliance with these covenants.

Cash Requirements for Digital Television (“DTV”) Conversion

Television broadcasting in the United States has been moving from an analog transmission system to a digital transmission system. The conversion from broadcasting in the analog format to the digital format is expensive. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station. All of the television stations that we and Mission own and operate are broadcasting at least a low-power digital television signal.

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KARD, KAMR, KLBK and KTAB are broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO and Nexstar’s stations KARK, KFDX, KFTA, KLBK, KLST, WBRE, WLYH, WMBD and WQRF have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Nexstar informed the FCC that KTAB would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WJET would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KSVI, WDHN, KNWA, KSNF, KARD, KTAL and KSFX would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009 and that stations KAMR, KBTV, WCIA, WCFN, WTVW, WFFT, WTAJ, KMID, WROC, KQTV, WTWO, WFXV and WHAG would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

In addition, Nexstar stations KBTV, KMID, KSNF, KLST and KQTV, and Mission station WFXW hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009. All of the Nexstar and Mission stations holding such construction permits are expected to complete construction on or before that deadline.

DTV conversion expenditures were $23.3 million, $8.6 million and $14.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 20 stations as of December 31, 2008) to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred between now and the final deadline.

No Off-Balance Sheet Arrangements

At December 31, 2008, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at December 31, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Total	2009	2010-2011	2012-2013	Thereafter
	(dollars in thousands)
Nexstar senior credit facility	$182,087	$1,758	$3,516	$176,813	$—
Mission senior credit facility	174,087	1,727	3,454	168,906	—
Senior subordinated PIK notes due 2014	42,628	—	—	—	42,628
7% senior subordinated notes due 2014(3)	192,486	—	—	—	192,486
11.375% senior discount notes due 2013	77,820	—	—	77,820	—
Cash interest on debt	188,810	34,237	81,864	62,775	9,934
Broadcast rights current cash commitments(1)	11,941	6,366	4,425	1,150	—
Broadcast rights future cash commitments	13,390	1,979	8,789	2,524	98
Executive employee contracts(2)	27,372	7,142	13,968	6,262	—
Operating lease obligations	63,036	4,236	8,132	8,738	41,930
KWBF purchase price obligation	3,600	3,600	—	—	—

Total contractual cash obligations	$977,257	$61,045	$124,148	$505,194	$286,870

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2008 in the amount of $13.8 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.
(3)	See Note 24 in Notes to Consolidated Financial Statements in Item 8 of this document for discussion of debt exchange involving the 7% senior subordinated notes.

As discussed in Note 15, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) as of January 1, 2008. At December 31, 2008, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Mission is included in our consolidated financial statements because we believe we have a controlling financial interest in Mission as a result of local service agreements we have with each of Mission’s stations, our guarantee of the obligations incurred under Mission’s senior credit facility and purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. We expect these option agreements to be renewed upon expiration.

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

Valuation of Goodwill and Intangible Assets

Approximately $390.5 million, or 62.3%, of our total assets as of December 31, 2008 consisted of unamortized intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by SFAS 142, we test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

Also as required by SFAS 142, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the market (“reporting unit”) to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasting properties. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

We tested our network affiliation, FCC licenses and goodwill for impairment as of September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations. We recorded an impairment charge of $48.5 million as a result of that test which included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations.

We performed our annual test for impairment at December 31, 2008 and due to the continued decline in overall economic conditions during the fourth quarter of 2008 and the further decline in our forecasts for advertising revenues at some stations, the Company recorded an additional $33.9 million in impairment charges, for an annual total of $82.4 million. Of the additional $33.9 million impairment charges, $21.7 million was for FCC licenses, related to 21 of our television stations, $1.1 million was for network affiliation agreements related to 2 television stations, and $11.1 million was for goodwill, related to 8 reporting units consisting of 10 of our television stations.

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

The tables below illustrate how assumptions used in the fair value calculations varied from third quarter to fourth quarter 2008. The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector along with the increase in the corporate borrowing rate. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of FCC licenses at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	11.9% to 33.7%	12.1% to 34.1%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of network affiliation agreements at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 42.1%	14.3% to 42.6%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of goodwill at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market revenue growth	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 42.1%	20.0% to 42.6%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Allowance for doubtful accounts were $0.8 million and $1.2 million at December 31, 2008 and 2007, respectively.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2008, the amounts of current broadcast rights and non-current broadcast rights were $14.3 million and $9.3 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $11.7 million, $12.4 million and $11.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Trade revenue of $6.6 million, $7.0 million and $7.4 million was recorded for the years ended December 31, 2008, 2007 and 2006, respectively. We incurred trade and barter expense of $17.9 million, $18.4 million and $18.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company was January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company adopted the provisions of this Statement beginning in fiscal 2008. Management determined that the adoption of SFAS No. 159 had no effect on its consolidated financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. Management is currently evaluating the impact that this statement will have on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at December 31, 2008 under the senior credit facilities bear interest at 3.21%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Revolving loan borrowings at December 31, 2008 under Nexstar’s senior credit facility bear interest at 4.67% and 2.71%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2008 under Mission’s senior credit facility bear interest at 2.71%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facilities	$3,562	$1,781	$(1,781)	$(3,562)

Our 7% Notes and 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of December 31, 2008, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

The fair value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2008 was approximately $442.5 million, which was approximately $219.6 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

Given the interest rates that were in effect at December 31, 2007, as of that date, we estimated that our cash flows from operations would have increased by approximately $3.6 million and $1.8 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $1.8 million and $3.6 million, respectively, for a 50 BPS and 100 BPS interest rate increase. The estimated fair value of the Company’s total long-term debt at December 31, 2007 was approximately $671.4 million, which was approximately $9.8 million less than its carrying value.

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

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2008, Nexstar’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

The audited financial statements of Mission Broadcasting, Inc. as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 22 to the financial statements filed as part of this report.

(3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

By:	/s/ PERRY A. SOOK
Perry A. Sook
Its:	President and Chief Executive Officer

By:	/s/ MATTHEW E. DEVINE
Matthew E. Devine
Its:	Chief Financial Officer

Dated: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March     , 2009.

Name	Title

/s/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MATTHEW E. DEVINE Matthew E. Devine	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAY M. GROSSMAN Jay M. Grossman	Director

/s/ ROYCE YUDKOFF Royce Yudkoff	Director

/s/ BLAKE R. BATTAGLIA Blake R. Battaglia	Director

/s/ ERIK BROOKS Erik Brooks	Director

/s/ BRENT STONE Brent Stone	Director

/s/ GEOFF ARMSTRONG Geoff Armstrong	Director

/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director

/s/ MICHAEL DONOVAN Michael Donovan	Director

/s/ LISBETH MCNABB Lisbeth McNabb	Director

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexstar Broadcasting Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2009

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in thousands, except share information)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,834	$16,226
Accounts receivable, net of allowance for doubtful accounts of $832 and $1,208, respectively.	53,190	55,346
Current portion of broadcast rights	14,273	13,885
Taxes receivable	—	351
Prepaid expenses and other current assets	1,562	2,482
Deferred tax asset	15	15

Total current assets	84,874	88,305

Property and equipment, net	135,878	111,612
Broadcast rights	9,289	7,674
Goodwill	115,632	151,686
FCC licenses	125,057	163,795
Other intangible assets, net	149,851	178,611
Other noncurrent assets	5,400	6,399
Deferred tax asset	606	620

Total assets	$626,587	$708,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$50,391
Current portion of broadcast rights payable	14,745	13,943
Accounts payable	9,433	8,334
Accrued expenses	12,484	13,563
Taxes payable	512	478
Interest payable	8,591	6,499
Deferred revenue	7,167	6,569
Other liabilities	1,066	—

Total current liabilities	57,483	99,777

Debt	658,632	630,785
Broadcast rights payable	10,953	9,569
Deferred tax liabilities	38,664	44,555
Deferred revenue	1,802	2,096
Deferred gain on sale of assets	4,931	5,368
Deferred representation fee incentive	6,003	—
Other liabilities	13,275	5,942

Total liabilities	791,743	798,092

Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock:
Class A Common—$0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,013,839 and 15,005,839 at December 31, 2008 and 2007, respectively	150	150
Class B Common—$0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2008 and 2007, respectively	134	134
Class C Common—$0.01 par value, authorized 5,000,000 shares; none issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	398,586	396,293
Accumulated deficit	(564,026)	(485,967)

Total stockholders’ deficit	(165,156)	(89,390)

Total liabilities and stockholders’ deficit	$626,587	$708,702

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
Net revenue	$284,919	$266,801	$265,169

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	78,287	74,128	71,465
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	90,468	86,773	85,293
Non-cash contract termination fees	7,167	—	—
Impairment of goodwill	38,856	—	—
Impairment of other intangible assets	43,539	—	—
Amortization of broadcast rights	20,423	21,457	19,701
Amortization of intangible assets	28,129	25,671	24,135
Depreciation	21,024	20,209	18,086
Gain on asset exchange	(4,776)	(1,962)	—
Loss (gain) on asset disposal, net	(43)	(17)	639

Total operating expenses	323,074	226,259	219,319

Income (loss) from operations	(38,155)	40,542	45,850
Interest expense, including amortization of debt financing costs and debt discounts	(48,832)	(55,040)	(51,783)
Gain on extinguishment of debt	2,897	—	—
Interest and other income	715	532	760

Loss before income taxes	(83,375)	(13,966)	(5,173)
Income tax (expense) benefit	5,316	(5,807)	(3,819)

Net loss	$(78,059)	$(19,773)	$(8,992)

Net loss per common share:
Basic and diluted	$(2.75)	$(0.70)	$(0.32)
Weighted average number of common shares outstanding:
Basic and diluted	28,423	28,401	28,376

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2006	14,289,310	$143	$13,411,588	$134	$662,529	$7	$392,393	$(458,702)	$(66,025)
Stock-based compensation expense	—	—	—	—	—	—	1,598	—	1,598
Issuance of common shares related to restricted stock award	27,500	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	(8,992)	(8,992)

Balance at December 31, 2006	14,316,810	143	13,411,588	134	662,529	7	394,120	(467,694)	(73,290)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	—	—	—	—	1,500	1,500
Stock based compensation expense	—	—	—	—	—	—	2,009	—	2,009
Issuance of common shares related to exercise of stock options	24,000	—	—	—	—	—	153	—	153
Issuance of common shares related to restricted stock award	2,500	—	—	—	—	—	11	—	11
Exchange of Class C common shares for Class A common shares	662,529	7	—	—	(662,529)	(7)	—	—	—
Net loss	—	—	—	—	—	—	—	(19,773)	(19,773)

Balance at December 31, 2007	15,005,839	150	13,411,588	134	—	—	396,293	(485,967)	(89,390)
Stock based compensation expense	—	—	—	—	—	—	2,255	—	2,255
Issuance of common shares related to exercise of stock options	8,000	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	(78,059)	(78,059)
Balance at December 31, 2008	15,013,839	$150	$13,411,588	$134	—	$—	$398,586	$(564,026)	$(165,156)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007		2006
Cash flows from operating activities:
Net loss	$(78,059)		$(19,773)		$(8,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(5,877)		5,380		4,284
Provision for bad debts	959		1,112		963
Depreciation of property and equipment	21,024		20,209		18,086
Amortization of intangible assets	28,129		25,671		24,135
Amortization of debt financing costs	1,099		1,067		1,414
Amortization of broadcast rights, excluding barter	8,718		9,050		8,091
Impairment of goodwill and intangible assets	82,395		—		—
Amortization of deferred representation fee incentive	(442)		—		—
Payments for broadcast rights	(8,239)		(8,376)		(8,284)
Loss (gain) on asset disposal, net	(43)		(17)		639
Payment-in-kind interest on debt	2,137		—		—
Gain on asset exchange	(4,776)		(1,962)		—
Gain on extinguishment of debt	(2,897)		—		—
Deferred gain recognition	(437)		(436)		(436)
Amortization of debt discount	3,983		13,526		12,115
Stock-based compensation expense including restricted stock award	2,255		2,020		1,727
Non-cash contract termination	7,167		—		—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,278		(7,947)		(2,681)
Prepaid expenses and other current assets	1,236		(167)		(251)
Taxes receivable	351		(104)		(247)
Other noncurrent assets	(489)		(546)		(463)
Accounts payable and accrued expenses	(2,739)		(2,618)		2,665
Taxes payable	34		478		(249)
Interest payable	2,092		(158)		101
Deferred revenue	304		114		975
Other noncurrent liabilities	485		464		870

Net cash provided by operating activities	60,648		36,987		54,462

Cash flows from investing activities:
Additions to property and equipment	(30,793)		(18,541)		(24,354)
Proceeds from sale of assets	106		320		603
Acquisition of broadcast properties and related transaction costs	(7,923)		—		(55,521)
Down payment on acquisition of station	(400)		(387)		—
Proceeds from insurance on casualty loss	518		—		—

Net cash used for investing activities	(38,492)		(18,608)		(79,272)

Cash flows from financing activities:
Repayment of long-term debt	(110,282)		(21,485)		(15,485)
Proceeds from long-term debt	53,000		8,000		38,000
Proceeds from issuance of common shares related to exercise of stock options	38		153		—
Payments for debt financing costs	(304)		—		(13)
Proceeds from senior subordinated PIK notes	35,000		—		—

Net cash provided by (used for) financing activities	(22,548)		(13,332)		22,502

Net increase (decrease) in cash and cash equivalents	(392)		5,047		(2,308)
Cash and cash equivalents at beginning of year	16,226		11,179		13,487

Cash and cash equivalents at end of year	$15,834		$16,226		$11,179

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$39,036		$40,575		$38,182

Income taxes, net	$178		$51		$36

Non-cash investing activities:
Capitalization of software	$4,976		—		—
Acquisition of equipment	$1,792	$		$

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2008, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 50 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV or The CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Liquidity and Management Plans

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. As of December 31, 2008 and at each respective quarterly reporting period during 2008, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $143,600,000 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee , and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. No assurance can be provided that our actions will be successful or that such actions will allow us to maintain compliance with these covenants.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and may include certain other entities when it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46R”).

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements to be renewed upon expiration. As of December 31, 2008, the assets of Mission consisted of current assets of $2.7 million (excluding broadcast rights), broadcast rights of $5.6 million, FCC licenses of $22.7 million, goodwill of $18.6 million, other intangible assets of $30.7 million, property and equipment of $29.3 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 18 for presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2008:

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Nexstar also guarantees the obligations incurred under Mission’s senior secured credit facility (see Note 10). Mission is a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar (see Note 10). In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements to be renewed upon expiration.

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar has evaluated its arrangements with Sinclair and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Nexstar also has determined that it had a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, during the time it was owned by Piedmont Television of Monroe/El Dorado, LLC (“Piedmont’), as a result of a JSA and SSA entered into with Piedmont Nexstar’s JSA and SSA with Piedmont terminated upon Mission’s acquisition of KTVE on January 16, 2008. Prior to the acquisition date Nexstar did not consolidate KTVE under FIN No. 46R as we determined that we were not the primary beneficiary prior to that date.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport Television”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Newport Television and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $11.7 million, $ 12.4 million and $11.6 million of barter revenue for the years ended December 31, 2008, 2007 and 2006 respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $11.7 million, $12.4 million and $11.6 million of barter expense for the years ended December 31, 2008, 2007 and 2006, respectively, which was included in amortization of broadcast rights in the Company’s consolidated statement of operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $6.6 million, $7.0 million and $7.4 million of trade revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $6.2 million, $6.0 million and $7.1 million of trade expense for the years ended December 31, 2008, 2007 and 2006, respectively, which was included in direct operating expenses in the Company’s consolidated statement of operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company write-downs the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the consolidated statement of operations.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years (see Note 7).

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Each of the Company’s stations has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, some of the Company’s stations receive compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox, MyNetworkTV and The CW do not provide for compensation.

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

As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test our FCC licenses and goodwill for impairment annually or whenever we believe events have occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the station (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis. See Note 8 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2008 and 2007, debt financing costs of $4.8 million and $5.7 million, respectively, were included in other noncurrent assets.

Comprehensive Income (Loss)

The Company reports comprehensive income or loss and its components in accordance with FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). Comprehensive loss includes, in addition to net loss, items of other comprehensive income (loss) representing certain changes in equity that are excluded from net loss and instead are recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2008, 2007 and 2006, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.0 million, $1.9 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, which were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s term loan and revolving credit facilities are adjusted regularly to reflect current market rates. See Note 10 for the fair value of the Company’s debt.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 14. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements. This expense is recognized in selling, general and administrative expense in the Company’s consolidated statement of operations.

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

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the years ended December 31, 2008, 2007 and 2006 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive due to the net losses, and therefore excluded from the computation of diluted net loss per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Years Ended December 31,
	2008	2007	2006
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	3,646,712	1,075,247	2,159,767

In-the-money stock options excluded as the Company had a net loss during the period	8,435	2,532,904	772,726

Unvested restricted stock	—	151	17,106

Nonmonetary Asset Exchanges

In 2004, the FCC approved a spectrum allocation exchange between Spring Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets”. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company was January 1, 2008. The Company adopted the provisions of this Statement in the first quarter of 2008. Management determined that the adoption of SFAS No. 159 had no effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, which will be contingent upon the individual characteristics of the Company’s future acquisition activity.

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

3. Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of December 31, 2008, there were no investments in marketable securities.

As of December 31, 2008, the Company had $12.0 million invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of December 31, 2008, the fair value of the money market investment approximates its carrying value.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions

Purchase Acquisitions

During 2008 and 2006, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill. The consolidated financial statements include the operating results of each business from the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
KTVE	NBC	Monroe, Louisiana, El Dorado, Arkansas	January 16, 2008	Mission
WTAJ	CBS	Johnstown-Altoona, Pennsylvania	December 29, 2006	Nexstar
WLYH	The CW	Harrisburg-Lancaster-Lebanon-York, Pennsylvania	December 29, 2006	Nexstar

KTVE

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total additional consideration of $8.3 million, inclusive of transaction costs of $0.5 million which is included in goodwill. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million, exclusive of transaction costs, on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,081
Current portion of broadcast rights	408
Prepaid expenses and other current assets	12
Property and equipment	3,534
Intangible assets	3,808
Goodwill	2,802

Total assets acquired	11,645
Less: current portion of broadcast rights payable	152
Less: accounts payable	113
Less: deferred gain on lease	2,216
Less: accrued expenses and other liabilities	854

Net assets acquired	$8,310

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). subsequent to the acquisition, the Company obtained additional information related to a lease assumed in the acquisition which resulted in recording an increase to goodwill and deferred liabilities of $2.2 million. Goodwill of $2.8 million is expected to be deductible for tax purposes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands, except per share amounts)
Net revenue	$285,169	$273,312
Income (loss) from operations	(38,149)	41,033
Loss before income taxes	(83,388)	(13,931)
Net loss	(78,077)	(19,850)
Basic and diluted net loss per share	(2.75)	(0.70)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

WTAJ and WLYH

On July 26, 2006, Nexstar entered into a purchase agreement with TSGH, which owned WTAJ, the CBS affiliate in Johnstown-Altoona, Pennsylvania, and WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania. WLYH is programmed by a third party under a TBA that extends until 2015. See Note 6 for a more complete discussion of WLYH’s TBA. On December 29, 2006, Nexstar completed the acquisition of WTAJ and WLYH for total consideration of $55.1 million, exclusive of transaction costs. Pursuant to the terms and conditions of the purchase agreement, $5.0 million of the total consideration was placed in a third party escrow account in accordance with the terms of an indemnification escrow agreement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Nexstar estimated these fair values, including certain acquired intangible assets.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WTAJ and WLYH had occurred on January 1, 2006:

Year Ended December 31, 2006
(in thousands, except per share amounts)
Net revenue	$278,272
Income from operations	49,271
Loss before income taxes	(4,359)
Net loss	(8,927)
Basic and diluted net loss per share	$(0.31)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

5. Pending Transactions

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

On October 7, 2008, Nexstar entered into a purchase agreement to acquire the assets of KARZ-TV (formerly KWBF-TV), the MyNetworkTV affiliate serving the Little Rock, Arkansas market from Equity Broadcasting Corporation for $4.0 million, subject to working capital adjustments. Closing of the transaction was subject to FCC approval, as well as approval from the court presiding over Equity Broadcasting’s bankruptcy proceedings. Both approvals have been granted and the transaction closed on March 12, 2009. In accordance with the terms of the agreement, Nexstar deposited $0.4 million into an escrow account which is included in other current assets. Due to the recent closing of this transaction, management has not had adequate time to determine the purchase price allocation and therefore is unable to disclose the value of the assets, liabilities and any goodwill acquired in the transaction.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Local Service Agreements

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

Local Service Agreements with Mission

Nexstar has entered into various local service agreements with each of Mission’s stations.

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

Other Local Service Agreements

Local service agreements entered into with other independent third parties which impact the Company’s 2006, 2007 and 2008 consolidated financial statements are discussed below.

As successor to an agreement entered into by TSGH, former owner of WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, Nexstar has a TBA with Newport Television. Under the TBA, Nexstar allows Newport Television to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. Since this agreement became effective for Nexstar on December 29, 2006 in conjunction with its acquisition of WTAJ and WLYH from TSGH, no fees were paid to Nexstar under the TBA for the year ended

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Local Service Agreements—(Continued)

December 31, 2006. Nexstar received payments from the owners of WLYH (Clear Channel TV Inc. in 2007 and Newport Television in 2008) under the TBA of $50 thousand for the years ended December 31, 2008 and 2007.

As successor to agreements entered into effective March 21, 2001 by Quorum Broadcast Holdings, LLC, Nexstar had a JSA and SSA with Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), the licensee of KTVE, the NBC affiliate television station in El Dorado, Arkansas. Under the JSA, Nexstar permited Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the market. The JSA also entitled Piedmont to all revenue attributable to commercial advertisements it sells on KARD. During the term of the JSA, Piedmont is obligated to pay Nexstar a monthly fee based on the combined operating cash flow of KTVE and KARD, as defined in the agreement. Under the SSA, Nexstar and Piedmont shared the costs of certain services and procurements, which they individually required in connection with the ownership and operation of their respective station. Nexstar received payments from Piedmont under the JSA agreement of $1.3 million and $1.1 million for the years ended December 31, 2007 and 2006 respectively. The agreement between Piedmont and Nexstar terminated on January 16, 2008.

In conjunction with Mission’s acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana—El Dorado, Arkansas market, effective January 16, 2008, it entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed in Note 2—”Mission.”

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the licensee of WYZZ, the Fox affiliate in Peoria, Illinois. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. The outsourcing agreement expired in December 2008 and a renewal is currently being negotiated. Fees under the outsourcing agreement paid to Sinclair in the amount of $0.9 million, $0.9 million and $1.4 million were included in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective September 1, 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the licensee of WUHF, the Fox affiliate in Rochester, New York. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement. The outsourcing agreement expires in September 2012, but at any time it may be cancelled by either party upon 180 days written notice. Fees under the outsourcing agreement paid to Sinclair in the amount of $3.1 million, $2.4 million and $3.8 million were included in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2008	2007
		(in thousands)
Buildings and building improvements	39	$34,401	$34,226
Land and land improvements	N/A-39	5,938	5,974
Leasehold improvements	term of lease	2,751	2,187
Studio and transmission equipment	5-15	175,923	160,210
Office equipment and furniture	3-7	24,079	17,638
Vehicles	5	10,200	10,064
Construction in progress	N/A	28,291	13,110

		281,583	243,409
Less: accumulated depreciation		(145,705)	(131,797)

Property and equipment, net of accumulated depreciation		$135,878	$111,612

The Company recorded depreciation expense in the amounts of $21.0 million, $20.2 million and $18.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In February 2006, President Bush signed into law legislation that established February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. In February 2009, President Obama extended this deadline to June 12, 2009. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2010 to 2020, was fully depreciated as of February 17, 2009. During the years ended December 31, 2008, 2007 and 2006 the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $2.3 million ($0.08 per basic and diluted share), $2.3 million ($0.08 per basic and diluted share) and $2.1 million ($0.07 per basic and diluted share), respectively.

On May 11, 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In 2001, in connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2008 and 2007 was approximately $5.4 million and $5.8 million, respectively ($0.4 million was included in current liabilities at December 31, 2008 and 2007).

As of December 31, 2008, included in net property and equipment is approximately $4.6 million of costs related to the purchase of software. The asset is being amortized over 10 years, based on the life of the contract. As of December 31, 2008, $0.3 million representing the current portion of the remaining liability associated with this contract is included in other current liabilities and $4.3 million representing the long-term portion of the remaining liability associated with this contract is included in other non-current liabilities in the accompanying consolidated balance sheet

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$344,662	$(199,159)	$145,503	$355,878	$(182,848)	$173,030
Other definite-lived intangible assets	1-15	13,385	(9,037)	4,348	15,775	(10,194)	5,581

Total intangible assets subject to amortization		$358,047	$(208,196)	$149,851	$371,653	$(193,042)	$178,611

As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we tested our network affiliation agreements, FCC licenses and goodwill for impairment at September 30, 2008, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations. We recorded an impairment charge of $48.5 million that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations.

We performed our annual test for impairment at December 31, 2008 and due to the continued decline in overall economic conditions during the fourth quarter of 2008 and the further decline in our forecasts for advertising revenues at some stations, the Company recorded an additional $33.9 million in impairment charges in the fourth quarter 2008, for an annual total of $82.4 million. Of the additional $33.9 million impairment charges, $21.7 million was for FCC licenses, related to 21 of our television stations, $1.1 million was for network affiliation agreements related to 2 television stations, and $11.1 million was for goodwill, related to 8 reporting units consisting of 10 of our television stations.

The tables below illustrate how assumptions used in the fair value calculations varied from third quarter to fourth quarter 2008. The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector along with the increase in the corporate borrowing rate. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value. The impairment charge for network affiliation agreements represents a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Intangible Assets and Goodwill—(Continued)

The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the market (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of reporting units requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our FCC licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and FCC licenses to recent television station sale transactions.

We based the valuation of FCC licenses at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	11.9% to 33.7%	12.1% to 34.1%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of network affiliation agreements at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 42.1%	14.3% to 42.6%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of goodwill at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market revenue growth	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 42.1%	20.0% to 42.6%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Intangible Assets and Goodwill—(Continued)

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the future.

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

Total amortization expense from definite-lived intangibles for the years ended December 31, 2008, 2007 and 2006 was $28.1 million, $25.7 million and $24.1 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2008 (in thousands):

Year ending December 31,
2009	$23,573
2010	$23,570
2011	$23,497
2012	$23,046
2013	$17,433
Thereafter	$38,732

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at December 31, 2008 and 2007 was $240.7 million and $315.5 million, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
	(in thousands)
Beginning balance	$151,686	$149,396
Acquisition	2,802	—
Impairment	(38,856)	—
Reclassification of asset	—	2,072
Adjustments	—	218

Ending balance	$115,632	$151,686

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Intangible Assets and Goodwill—(Continued)

During 2007, the Company reclassified certain amounts representing goodwill that were improperly classified as other intangible assets.

The changes in the carrying amount of FCC licenses for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)
Beginning balance	$163,795	$163,795
Acquisition	2,660	—
Impairment	(41,398)	—

Ending balance	$125,057	$163,795

9. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Compensation and related taxes	$3,102	$4,082
Sales commissions	1,550	1,514
Employee benefits	947	1,361
Property taxes	444	620
Other accruals related to operating expenses	6,441	5,986

	$12,484	$13,563

10. Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Term loans	$325,174	$328,659
Revolving credit facilities	31,000	28,000
7% senior subordinated notes due 2014, net of discount of $1,708 and $1,978	190,778	198,022
11.375% senior discount notes due 2013, net of discount of $0 and $3,505	77,820	126,495
Senior subordinated PIK notes due 2014, net of discount of $416	37,345	—

	662,117	681,176
Less: current portion	(3,485)	(50,391)

	$658,632	$630,785

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt—(Continued)

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of December 31, 2008 and 2007, Nexstar had $158.1 million and $159.8 million, respectively, outstanding under its Term Loan B and $24.0 million and $21.0 million, respectively outstanding under its revolving loan at each of these dates.

The Term Loan B matures in October 2012 and is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the years ended December 31, 2008 and 2007, repayments of Nexstar’s Term Loan B totaled $1.8 million and $1.8 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the year ended December 31, 2008, repayments of Nexstar’s revolving loan totaled $50.0 million and borrowings under Nexstar’s revolving loan totaled $53.0 million. Nexstar Broadcasting is required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Nexstar Facility was 3.35% and 6.52% at December 31, 2008 and 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of December 31, 2008 and 2007, Mission had $167.1 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million outstanding under its revolving loan at both dates.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the years ended December 31, 2008 and 2007, repayments of Mission’s Term Loan B totaled $1.7 million for each year. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Mission Facility was 3.19% and 6.61% at December 31, 2008 and 2007, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of December 31, 2008, the company had $66.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities, of which $28.4 million was available for borrowing.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt—(Continued)

Senior Subordinated Notes

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

On April 1, 2005, Nexstar Broadcasting issued $75.0 million at a price of 98.01%. Proceeds obtained under the offering were net of a $1.1 million payment provided to investors purchasing the notes which was included as a component of the discount.

On October 16, 2008, Nexstar purchased $5 million (face value) of the Company’s outstanding 7% Notes. The cash paid was approximately $3.1 million which included approximately $0.1 million of accrued interest. On October 28, 2008, Nexstar purchased $2.5 million (face value) of the 7% Notes for approximately $1.5 million, which included approximately $0.1 million of accrued interest. As a result of these two transactions, Nexstar recognized a combined gain of $2.9 million. This amount is net of a $0.1 million pro-rata write-off of debt financing costs associated with the 7% Notes.

See Note 24—“Subsequent Events” for a discussion of the 7% Notes exchange offer that occurred in March 2009.

Senior Subordinated PIK Notes

On June 27, 2008, Nexstar Broadcasting, Inc. issued senior subordinated payment-in-kind notes due 2014 (the “PIK Notes”) in aggregate principal amount of $35.6 million at a purchase price equal to 98.25% or $35.0 million. The transaction closed on June 30, 2008.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt—(Continued)

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

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%. The 11.375% Notes mature on April 1, 2013. Each 11.375% Note will have an accreted value at maturity of $1,000. The 11.375% Notes began accruing cash interest on April 1, 2008 with payments due every six months in arrears on April 1 and October 1. On April 1, 2008, Nexstar redeemed a principal amount of notes outstanding of $46.9 million sufficient to ensure that the 11.375% Notes will not be “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. In September 2008, Nexstar repurchased $5.3 million of these notes at par, pursuant to the purchase agreement pertaining to the senior subordinated PIK Notes discussed below. Debt financing costs of $0.1 million were expensed in conjunction with the repurchase. The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes and senior subordinated PIK Notes.

The 11.375% Notes discussed above have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

Guarantee of Subordinated and Discount Notes

On September 29, 2004, Nexstar executed full and unconditional guarantees with respect to the 7% Notes, each issued by Nexstar Broadcasting, an indirect subsidiary of Nexstar, and the 11.375% Notes issued by Nexstar Finance Holdings, a wholly-owned subsidiary of Nexstar. Mission is a guarantor of the senior subordinated notes issued by Nexstar Broadcasting.

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

In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements to be renewed upon expiration.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt—(Continued)

The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar facility and are structurally subordinated to the 7% Notes and senior subordinated PIK Notes discussed below.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.50 times the last twelve months operating cash flow (as defined in the credit agreement) for the period of December 31, 2008 through and including June 30, 2010 and (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.50 times the last twelve months operating cash flow for the period of December 31, 2008 through and including December 30, 2009. The maximum combined senior leverage ratio becomes 4.25 on December 31, 2009. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 for the period of December 31, 2008 through and including June 30, 2010 and a fixed charge coverage ratio of 1.15 to 1.00. Although the Nexstar and Mission senior credit facilities allow for payment of cash dividends to common stockholders, Nexstar and Mission do not currently intend to declare or pay a cash dividend. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2008, we are in compliance with all of our covenants.

In order to make further borrowings under the Nexstar Facility, Nexstar Broadcasting is required to be in compliance with these and other covenants including the requirement that there shall not have occurred any material adverse effect on the operational business assets, properties, condition (financial or otherwise) or prospects of the Company.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$325,174	$293,388	$328,659	$328,659
Revolving credit facilities(1)	$31,000	$27,829	$28,000	$28,000
Senior subordinated notes(2)	$190,778	$78,219	$198,022	$186,000
Senior subordinated PIK notes	$37,345	$16,805	$—	$—
Senior discount notes(2)	$77,820	$26,264	$126,495	$128,700

(1)	The fair value of bank credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt—(Continued)

Debt Maturities

At December 31, 2008, scheduled maturities of Nexstar’s and Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2009	$3,485
2010	3,485
2011	3,485
2012	345,719
2013	77,820
Thereafter	235,114

$669,108

11. Contract Termination

On March 31, 2008, Nexstar signed a new ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized on a straight-line basis as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of December 31, 2008, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $6.0 million is recorded as deferred representation fee incentive in the accompanying condensed balance sheet.

12. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	December 31, 2008	December 31, 2007
Deferred rent	$7,222	$5,397
Software agreement obligation	4,281	—
Other	1,772	545

	$13,275	$5,942

13. Common Stock

In May 2007, Banc of America Capital Investors L.P. converted 662,529 non-voting shares of Nexstar Class C common stock into an equivalent number of voting shares of Nexstar Class A common stock.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Common Stock—(Continued)

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

14. Stock-Based Compensation Plans

Stock-Based Compensation

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

The weighted-average assumptions used in the Black-Scholes calculation for option grants during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Expected volatility	54.25%	48.06%	45.10%
Risk-free interest rates	3.07%	3.63%	4.51%
Expected term	5.34 years	6.0 years	6.15 years
Dividend yields	0%	0%	0%
Fair value per share of options granted	$2.35	$4.55	$2.43

The expected volatility assumption used for stock option grants in 2008, 2007 and 2006 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the years ended December 31, 2008, 2007 and 2006, the expected term assumption represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise and post-vesting cancellation experience. Prior to adopting SFAS No. 123(R), expected volatility was based solely on the historical market prices of Nexstar’s common stock and expected term equaled the vesting period of the stock option. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock-Based Compensation Plans—(Continued)

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

Description and Activity of Stock-Based Compensation Plans

Nexstar has two stock-based employee compensation plans: the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) (collectively, the “Equity Plans”), which provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Approved by Nexstar’s shareholders on May 30, 2006, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2006 Plan. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued. As of December 31, 2008, a total of 270,000 shares and 453,000 shares were available for future grant under the 2006 Plan and 2003 Plan, respectively.

As of December 31, 2008, options to purchase 3,715,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled from 30 to 180 days following the termination date. Nexstar intends to issue new shares of its Class A common stock when options are exercised.

During 2006, Nexstar granted 30,000 shares of restricted stock under the 2003 Plan. This award vested monthly in increments of 2,500 shares and became fully vested as of January 23, 2007. The fair value of the award totaled $140 thousand, which was based on the market price of Nexstar’s common stock on the date of grant, and was recognized as an expense ratably over the vesting period. Nexstar recorded $11 thousand and $129 thousand of compensation expense for the years ended December 31, 2007 and 2006, respectively, related to the restricted stock, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2008 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2008	153,000	4,293,000	$8.29
Options granted	(105,000)	105,000	$4.63
Options exercised	—	(8,000)	$4.82
Options forfeited/cancelled	675,000	(675,000)	$8.62

Balance at December 31, 2008	723,000	3,715,000	$8.13	6.98	$—

Exercisable at December 31, 2008		2,130,990	$9.31	6.24	$—
Fully vested and expected to vest at December 31, 2008		3,655,718	$8.15	6.95	$—

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock-Based Compensation Plans—(Continued)

(1)	All options granted during the year ended December 31, 2008 had an exercise price equal to the grant-date market price.
(2)	Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $0.51 on December 31, 2008, and the exercise price multiplied by the number of options outstanding.

At December 31, 2008, there was approximately $4.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes information about options outstanding as of December 31, 2008 (not presented in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price
$2.58 - $4.99	1,600,000	7.48	$4.61	738,000	$4.61
$5.00 - $6.99	55,000	8.71	$5.38	7,000	$5.39
$7.00 - $8.99	530,000	5.95	$8.62	424,000	$8.62
$9.00 - $13.99	715,000	8.82	$9.15	161,000	$9.48
$14.00 - $14.49	815,000	4.96	$14.01	800,990	$14.01

	3,715,000			2,130,990

15. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the years ended December 31, 2008 and 2007, the Company recognized gains of $4.8 million and $2.0 million, respectively from the exchange of this equipment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax expense (benefit):
Federal	$—	$(100)	$(500)
State	560	528	35

	560	428	(465)

Deferred tax expense (benefit):
Federal	(5,327)	5,308	3,883
State	(549)	71	401

	(5,876)	5,379	4,284

Income tax expense (benefit)	$(5,316)	$5,807	$3,819

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Tax benefit at 35% statutory federal rate	$(29,181)	$(4,888)	$(1,811)
Change in valuation allowance	13,915	10,684	4,384
State and local taxes, net of federal benefit	(1,051)	(86)	1,532
Adjustment to tax reserve liability	—	(100)	(500)
Nondeductible goodwill impairment	10,794	—	—
Other permanent differences	207	197	214

Income tax expense (benefit)	$(5,316)	$5,807	$3,819

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Income Taxes—(Continued)

The components of the net deferred tax liability were as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$150,188	$146,510
Other intangible assets	8,575	1,321
Deferred revenue	3,482	3,347
Deferred gain on sale of assets	2,077	2,242
Other	10,205	5,510

Total deferred tax assets	174,527	158,930
Valuation allowance	(166,783)	(152,148)

Net deferred tax assets	7,744	6,782

Deferred tax liabilities:
Property and equipment	(7,124)	(6,147)
Goodwill	(12,088)	(11,949)
FCC licenses	(26,576)	(32,606)

Total deferred tax liabilities	(45,788)	(50,702)

Net deferred tax liability	$(38,044)	$(43,920)

The Company’s benefit from income taxes is primarily the result of the impairment charge which reduced the carrying value of goodwill and other indefinite-lived assets for financial reporting purposes and decreased the deferred tax liability position. The benefit is offset, in part, by a provision for income tax that is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

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

16. Income Taxes—(Continued)

As discussed in Note 2, the Company adopted FIN No. 48 on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$4,223
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	(446)
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	(100)

Gross unrecognized tax benefits at December 31, 2007	$3,677

Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2008	$3,677

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of December 31, 2007 and 2008, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

As of December 31, 2008, the total gross unrecognized tax benefits were approximately $3.7 million. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2004. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased for the year ended December 31, 2008 by $14.6 million primarily related to the generation of current year net operating losses, the benefit of which may not be realized. The valuation allowance decreased for the year ended December 31, 2007 by $2.4 million related to certain adjustments to the deferred tax assets offset by the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2008, the Company has NOLs available of approximately $420.3 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2008 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. FCC Regulatory Matters

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

Digital Television (“DTV”) Conversion

In February 2009, President Obama signed into law legislation that established June 12, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KARD, KAMR, KLBK and KTAB were broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO and Nexstar’s stations KARK, KFDX, KFTA, KLBK, KLST, WBRE, WLYH, WMBD and WQRF have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Nexstar informed the FCC that KTAB would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WJET would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KSVI, WDHN, KNWA, KSNF, KARD, KTAL and KSFX would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009 and that stations KAMR, KBTV, WCIA, WCFN, WTVW, WFFT, WTAJ, KMID, WROC, KQTV, WTWO, WFXV and WHAG would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. FCC Regulatory Matters—(Continued)

In addition, Nexstar stations KBTV, KMID, KSNF, KLST and KQTV and Mission station WFXW hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009. All of the Nexstar and Mission stations holding such construction permits are expected to complete construction on or before that deadline.

DTV conversion expenditures were $23.3 million, $8.6 million and $14.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, has included several public hearings that were held throughout the country in 2008. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

18. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2008 (in thousands):

Year ended December 31,
2009	$1,979
2010	5,040
2011	3,749
2012	2,129
2013	396
Thereafter	98

Future minimum payments for unavailable cash broadcast rights	$13,391

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Commitments and Contingencies—(Continued)

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $6.1 million, $5.4 million and $5.2 million for the years ended December 31, 2008 , 2007 and 2006, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2008 (in thousands):

Year ended December 31,
2009	$4,236
2010	4,028
2011	4,104
2012	4,206
2013	4,532
Thereafter	41,930

$63,036

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At December 31, 2008, Mission had $174.1 million outstanding under its senior credit facility.

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

Collective Bargaining Agreements

As of December 31, 2008, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Commitments and Contingencies—(Continued)

assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

19. Condensed Consolidating Financial Information

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$15,834	$—	$15,834
Other current assets	—	6	69,034	—	69,040

Total current assets	—	6	84,868	—	84,874
Investments in subsidiaries eliminated upon consolidation	(65,164)	15,528	—	49,636	—
Amounts due from parents eliminated upon consolidation	—	—	(58)	58	—
Property and equipment, net	—	—	135,878	—	135,878
Goodwill	—	—	115,632	—	115,632
FCC licenses	—	—	125,057	—	125,057
Other intangible assets, net	—	—	149,851	—	149,851
Other noncurrent assets	1	1,310	13,984	—	15,295

Total assets	$(65,163)	$16,844	$625,212	$49,694	$626,587

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$—	$3,485	$—	$3,485
Other current liabilities	—	2,212	51,658	128	53,998

Total current liabilities	—	2,212	55,143	128	57,483
Debt	—	77,820	580,812	—	658,632
Amounts due to subsidiary eliminated upon consolidation	(2,006)	1,973	—	33	—
Other noncurrent liabilities	(3)	3	75,756	(128)	75,628

Total liabilities	(2,009)	82,008	711,711	33	791,743

Stockholders’ equity (deficit):
Common stock	284	—	—	—	284
Other stockholders’ equity (deficit)	(63,438)	(65,164)	(86,499)	49,661	(165,440)

Total stockholders’ equity (deficit)	(63,154)	(65,164)	(86,499)	49,661	(165,156)

Total liabilities and stockholders’ equity (deficit)	$(65,163)	$16,844	$625,212	$49,694	$626,587

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net revenue	$—	$—	$284,919	$—	$284,919

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	78,287	—	78,287
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	—	90,467	—	90,468
Non-cash contract termination fee		—	7,167	—	7,167
Impairment of goodwill and intangible assets		—	82,395	—	82,395
Amortization of broadcast rights	—	—	20,423	—	20,423
Amortization of intangible assets	—	—	28,129	—	28,129
Depreciation	—	—	21,024	—	21,024
(Gain) loss on property and asset disposal, net	—	56	(99)	—	(43)
(Gain) loss on asset exchange	—	—	(4,776)	—	(4,776)

Total operating expenses	1	56	323,017	—	323,074

Income (loss) from operations	(1)	(56)	(38,098)	—	(38,155)
Interest expense, including amortization of debt financing costs	—	(10,719)	(38,113)	—	(48,832)
Gain on extinguishment of debt	—	—	2,897	—	2,897
Equity in loss of subsidiaries	(70,518)	(59,743)	—	130,261	—
Other income, net	—	—	715	—	715

Loss before income taxes	(70,519)	(70,518)	(72,599)	130,261	(83,375)
Income tax (expense) benefit	—	—	5,316	—	5,316

Net loss	$(70,519)	$(70,518)	$(67,283)	$130,261	$(78,059)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

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

19. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

(in thousands)

	Nexstar	Nexstar Finance Holdings	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$52,180	$65,332	$(56,864)	$60,648

Cash flows from investing activities:
Additions to property and equipment, net	—	—	(30,793)	—	(30,793)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	(7,923)
Down payment on acquisition of stations			(400)		(400)
Other investing activities	—	—	624	—	624

Net cash used for investing activities	—	—	(38,492)	—	(38,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	35,000	—	35,000
Repayment of long-term debt	—	(52,180)	(58,102)	—	(110,282)
Proceeds from revolver draws	—	—	53,000	—	53,000
Payments for debt financing costs	—	—	(304)	—	(304)
Inter-company dividends paid	—	—	(56,864)	56,864	—
Other financing activities	—	—	38	—	38

Net cash provided by (used in) financing activities	—	(52,180)	(27,232)	56,864	(22,548)

Net decrease in cash and cash equivalents	—	—	(392)	—	(392)
Cash and cash equivalents at beginning of year	—	—	16,226	—	16,226

Cash and cash equivalents at end of year	$—	$—	$15,834	$—	$15,834

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

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

19. Condensed Consolidating Financial Information—(Continued)

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

19. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,408	$1,426	$—	$—	$15,834
Due from Mission	—	15,468	—	—	(15,468)	—
Other current assets	—	64,369	4,665	6	—	69,040

Total current assets	—	94,245	6,091	6	(15,468)	84,874
Investments in subsidiaries eliminated upon consolidation	(65,164)	—	—	15,528	49,636	—
Amounts due from parents eliminated upon consolidation	—	(58)	—	—	58	—
Property and equipment, net	—	106,609	29,269	—	—	135,878
Goodwill	—	96,997	18,635	—	—	115,632
FCC licenses	—	102,362	22,695	—	—	125,057
Other intangible assets, net	—	119,186	30,665	—	—	149,851
Other noncurrent assets	1	11,261	2,723	1,310	—	15,295

Total assets	$(65,163)	$530,602	$110,078	$16,844	$34,226	$626,587

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	15,468	—	(15,468)	—
Other current liabilities	—	44,621	7,037	2,212	128	53,998

Total current liabilities	—	46,379	24,232	2,212	(15,340)	57,483
Debt	—	408,452	172,360	77,820	—	658,632
Amounts due to subsidiary eliminated upon consolidation	(2,006)	—	—	1,973	33	—
Other noncurrent liabilities	(3)	60,243	15,513	3	(128)	75,628

Total liabilities	(2,009)	515,074	212,105	82,008	(15,435)	791,743

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(63,438)	15,528	(102,027)	(65,164)	49,661	(165,440)

Total stockholders’ equity (deficit)	(63,154)	15,528	(102,027)	(65,164)	49,636	(165,156)

Total liabilities and stockholders’ equity (deficit)	$(65,163)	$530,602	$110,078	$16,844	$34,226	$626,587

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$278,284	$6,635	$—	$—	$284,919
Revenue between consolidated entities	—	8,090	35,283	—	(43,373)	—

Net revenue	—	286,374	41,918	—	(43,373)	284,919

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	71,882	6,405	—	—	78,287
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	87,872	2,595	—	—	90,468
Local service agreement fees between consolidated entities	—	35,283	8,090	—	(43,373)	—
Non-cash contract termination fee	—	7,167	—	—	—	7,167
Impairment of goodwill and intangible assets		70,957	11,438	—	—	82,395
Amortization of broadcast rights	—	15,694	4,729	—	—	20,423
Amortization of intangible assets	—	22,726	5,403	—	—	28,129
Depreciation	—	17,687	3,337	—	—	21,024
(Gain) loss on asset exchange		(3,907)	(869)	—	—	(4,776)
(Gain) loss on property and asset disposal, net	—	253	(352)	56	—	(43)

Total operating expenses	1	325,614	40,776	56	(43,373)	323,074

Income (loss) from operations	(1)	(39,240)	1,142	(56)	—	(38,155)
Interest expense, including amortization of debt financing costs	—	(28,641)	(9,472)	(10,719)	—	(48,832)
Gain on extinguishment of debt	—	2,897	—	—	—	2,897
Equity in loss of subsidiaries	(70,518)	—	—	(59,743)	130,261	—
Other income, net	—	662	53	—	—	715

Loss before income taxes	(70,519)	(64,322)	(8,277)	(70,518)	130,261	(83,375)
Income tax (expense) benefit	—	4,579	737	—	—	5,316

Net loss	$(70,519)	$(59,743)	$(7,540)	$(70,518)	$130,261	$(78,059)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

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

19. Condensed Consolidating Financial Information—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$56,563	$8,768	$52,180	$(56,864)	$60,648
Cash flows from investing activities:
Additions to property and equipment	—	(22,607)	(8,186)	—	—	(30,793)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Down payment on acquisition of stations		(400)				(400)
Other investing activities	—	46	578	—	—	624

Net cash used for investing activities	—	(22,961)	(15,531)	—	—	(38,492)

Cash flows from financing activities:
Proceeds from debt issuance	—	35,000	—	—	—	35,000
Repayment of long-term debt	—	(56,375)	(1,727)	(52,180)	—	(110,282)
Proceeds from revolver draws	—	53,000	—	—	—	53,000
Payments for debt financing costs	—	(304)	—	—	—	(304)
Inter-company dividends paid	—	(56,864)	—	—	56,864	—
Other financing activities	—	38	—	—	—	38

Net cash provided by (used for) financing activities	—	(25,505)	(1,727)	(52,180)	56,864	(22,548)

Net increase (decrease) in cash and cash equivalents	—	8,098	(8,490)	—	—	(392)
Cash and cash equivalents at beginning of year	—	6,310	9,916	—	—	16,226

Cash and cash equivalents at end of year	$—	$14,408	$1,426	$—	$—	$15,834

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(153)	$33,232	$3,908	$—	$—	$36,987

Cash flows from investing activities:
Additions to property and equipment, net	—	(16,080)	(2,461)	—	—	(18,541)
Down payment on acquisition of stations	—	—	(387)	—	—	(387)
Other investing activities	—	314	6	—	—	320

Net cash used for investing activities	—	(15,766)	(2,842)	—	—	(18,608)

Cash flows from financing activities:
Repayment of long-term debt	—	(19,758)	(1,727)	—	—	(21,485)
Proceeds from revolver draws	—	1,000	7,000	—	—	8,000
Other financing activities	153	—	—	—	—	153

Net cash provided by (used for) financing activities	153	(18,758)	5,273	—	—	(13,332)

Net increase (decrease) in cash and cash equivalents	—	(1,292)	6,339	—	—	5,047
Cash and cash equivalents at beginning of period	—	7,602	3,577	—	—	11,179

Cash and cash equivalents at end of period	$—	$6,310	$9,916	$—	$—	$16,226

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$47,946	$6,516	$—	$—	$54,462

Cash flows from investing activities:
Additions to property and equipment	—	(21,718)	(2,636)	—	—	(24,354)
Acquisition of broadcast properties and related transaction costs	—	(55,521)	—	—	—	(55,521)
Other investing activities	—	583	20	—	—	603

Net cash used for investing activities	—	(76,656)	(2,616)	—	—	(79,272)

Cash flows from financing activities:
Repayment of long-term debt	—	(13,758)	(1,727)	—	—	(15,485)
Proceeds from revolver draws	—	38,000	—	—	—	38,000
Other financing activities	—	(13)	—	—	—	(13)

Net cash provided by (used for) financing activities	—	24,229	(1,727)	—	—	22,502

Net increase (decrease) in cash and cash equivalents	—	(4,481)	2,173	—	—	(2,308)
Cash and cash equivalents at beginning of year	—	12,083	1,404	—	—	13,487

Cash and cash equivalents at end of year	$—	$7,602	$3,577	$—	$—	$11,179

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. In 2008, neither Nexstar or Mission made contributions to the Plans. Nexstar recorded contributions of $0.6 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. Mission recorded contributions of $17 thousand and $12 thousand for the years ended December 31, 2007 and 2006, respectively.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $20 thousand, $25 thousand and $26 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

21. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.3 million for the year ended December 31, 2008 and $0.4 million for each of the years ended December 31, 2007 and 2006, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

22. Unaudited Quarterly Data

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008(1)	December 31, 2008(2)
	(in thousands, except per share amounts)
Net revenue	$63,712	$70,618	$70,275	$80,314
Income (loss) from operations	(61)	16,166	(36,799)	(17,461)
Income (loss) before income taxes	(13,649)	5,511	(48,331)	(26,906)
Net income (loss)	(15,328)	3,877	(45,328)	(21,280)
Basic and diluted net income (loss) per share	$(0.54)	$0.14	$(1.59)	$(0.75)
Basic and diluted weighted average shares outstanding	28,418	28,422	28,425	28,425

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share amounts)
Net revenue	$62,054	$68,729	$64,463	$71,555
Income from operations	6,103	13,421	8,325	12,693
Loss before income taxes	(7,501)	(205)	(5,337)	(923)
Net loss	(9,033)	(1,291)	(6,844)	(2,605)
Basic and diluted net loss per share	$(0.32)	$(0.05)	$(0.24)	$(0.09)
Basic and diluted weighted average shares outstanding	28,393	28,402	28,402	28,408

(1)	The Company recognized impairment charges to goodwill, FCC licenses and network affiliation agreements of $ 27.8 million, $19.7 million and $1.0 million, respectively, in the third quarter of 2008. See Footnote 8 for additional information.
(2)	The Company recognized impairment charges to goodwill, FCC licenses and network affiliation agreements of $11.1 million, $21.7 million and $1.1 million, respectively, in the fourth quarter of 2008. See Footnote 8 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2006	$863	$963	$(765)	$1,061
Year ended December 31, 2007	1,061	1,112	(965)	1,208
Year ended December 31, 2008	1,208	959	(1,335)	832

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
Year ended December 31, 2006	$150,125	$4,384	$—	$—	$154,509
Year ended December 31, 2007	154,509	10,684	—	(13,045)	152,148
Year ended December 31, 2008	152,148	13,915	720	—	166,783

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

24. Subsequent Events

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ (formerly KWBF), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million (base price) subject to working capital adjustments. This acquisition closed on March 12, 2009.

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. The transaction is expected to close in the second quarter of 2009.

On February 27, 2009, Nexstar announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (CUSIP No. 65336YAB9) (the “Old Notes”) in exchange for (i) up to $143,600,000 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The total exchange price received by tendering holders of the Old Notes in the exchange offer included an early participation payment of $30.00 per $1,000 principal amount of Old Notes payable only to holders who tendered their Old Notes at or before 5:00 p.m. New York City time on March 10, 2009, subject to extension (referred to as the “early participation date”), which is in addition to the $93.10 per $1,000 principal amount of Old Notes payable to all holders who validly tendered their Old Notes on or prior to March 26, 2009 (referred to as the “expiration date”). The early participation payment was paid in the exchange offer only to eligible holders who validly tendered their Old Notes on or prior to the early participation date and did not validly withdraw their tenders. Holders who validly tendered their Old Notes after the early participation date and on or prior to the expiration date were eligible to receive $93.10 per $1,000 principal amount of Old Notes tendered. The exchange offer expired at 12:00 midnight, New York City time, on March 26, 2009. The exchange closed on March 30, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Subsequent Events—(Continued)

During the first quarter of 2009, the Company repurchased a total of $27.9 million (face amount) of its 11.375% notes and $1.0 million (face amount) of its 7% notes for a total of $10.0 million, plus accrued interest of $1.0 million.

Exhibit No.	Exhibit Index
3.1	Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

3.2	Amended and Restated By-Laws of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.2	Form of Stockholders Agreement among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Perry A. Sook and the other stockholders named therein. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.3	Indenture dated as of June 30, 2008, by and between Nexstar Broadcasting, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.4	First Supplemental Indenture, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as Gurantor, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.5	Guarantee, dated as of June 30, 2008, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of June 30, 2008 by and between Nexstar Broadcasting, Inc. and The Bank of New York, as amended and supplemented by the Supplemental Indenture referred to above. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.1	Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.2	Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.3	Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.4	Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.5	Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

Exhibit No.	Exhibit Index
10.6	Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.7	Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)#

10.8	Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.9	Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.10	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.11	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to
Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File
No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.12	Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc. and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.13	Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to
Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.15	Agreement of the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File
No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.16	Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.18	Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.19	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20	Amendment, dated as of July 31, 1998, to Time Brokerage Agreement, dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to
Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.22	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.24	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25	Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.26	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28	Stock Purchase Agreement, dated as of December 30, 2002, by and among Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Little Rock, L.L.C., Nexstar Broadcasting of Dothan, L.L.C., Morris Network, Inc., United Broadcasting Corporation, KARK-TV, Inc. and Morris Network of Alabama, Inc. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.29	Time Brokerage Agreement, dated as of December 30, 2002, by and between KARK-TV, Inc. and Nexstar Broadcasting of Little Rock, L.L.C. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.30	Time Brokerage Agreement, dated as of December 30, 2002, by and between Morris Network of Alabama, Inc. and Nexstar Broadcasting of Dothan, L.L.C. (Incorporated by reference to
Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2002 (File
No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.31	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.32	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.33	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.34	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File
No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.35	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.36	Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.37	Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.38	Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.39	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.40	Addendum to Employment Agreement, dated as of May 20, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.74 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.41	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.75 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

Exhibit No.	Exhibit Index
10.42	Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.43	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.44	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.78 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.45	Limited Consent, Waiver and Seventh Amendment to Credit Agreement, dated as of September 5, 2003, among Quorum Broadcasting Company, Inc., Quorum Broadcasting Company, LLC, VHR Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Quorum Broadcast Holdings, LLC, Quorum Broadcast Holdings, Inc., the Lenders parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.81 to Registration Statement on Form S-1 (File
No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46	Amendment No. 1 to the Reorganization Agreement, dated as of November 3, 2003, by and between Nexstar Broadcasting Group, L.L.C. and Quorum Broadcast Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.47	Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on
Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.48	Time Brokerage Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on
Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.49	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.87 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.50	Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.51	Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.52	First Restated Security Agreement, dated as of December 30, 2003 by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.87 to the Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.53	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.54	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. for Nexstar Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.55	First Restated Guaranty, dated as of December 30, 2003, executed by Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. for Mission Broadcasting, Inc.’s Guaranteed Obligations in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.56	Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.57	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.58	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.59	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.60	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.61	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.62	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.63	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.64	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.65	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.66	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.67	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.68	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.69	Purchase Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.70	Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.71	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.72	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.73	Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.74	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.75	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

Exhibit No.	Exhibit Index
10.76	First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005, by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.77	Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.78	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.79	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.80	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.81	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.82	First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-Syndication Agents) and several Lenders named therein. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.83	Executive Employment Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.122 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)#

10.84	Stock Grant Agreement, dated as of January 23, 2006, by and between Nexstar Broadcasting Group, Inc. and Matthew E. Devine. (Incorporated by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)#

10.85	Purchase Agreement, dated as of June 7, 2006 (entered into by Nexstar Broadcasting Group, Inc. on July 26, 2006), by and between Nexstar Broadcasting Group, Inc. and Television Station Group Holdings, LLC. (Incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 8, 2006)

Exhibit No.	Exhibit Index
10.86	Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)

10.87	Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.88	Addendum to Employment Agreement, dated as of July 2, 2007, by and between Duane A. Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.89	Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.90	Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.91	Purchase Agreement, dated June 27, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 3, 2008)

10.92	Registration Rights Agreement, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.93	Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc.*

14.1	Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the registrant.*

23.1	Consent issued by PricewaterhouseCoopers LLP on March 2009.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

#	Management contract or compensatory plan or arrangement
*	Filed herewith