Form 10-Q
period 2009-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2009-05-15
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009 the Registrant had outstanding:

15,007,839 shares of Class A Common Stock

and 13,411,588 shares of Class B Common Stock

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,119	$15,834
Accounts receivable, net of allowance for doubtful accounts of $741 and $832, respectively	48,782	53,190
Current portion of broadcast rights	10,603	14,273
Prepaid expenses and other current assets	2,900	1,562
Deferred tax asset	15	15

Total current	74,419	84,874

Property and equipment, net	140,603	135,878
Broadcast rights	7,702	9,289
Goodwill	115,967	115,632
FCC licenses	127,730	125,057
Other intangible assets, net	143,959	149,851
Other noncurrent assets	4,457	5,400
Deferred tax asset	602	606

Total assets	$615,439	$626,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	10,856	14,745
Accounts payable	10,320	9,433
Accrued expenses	13,292	12,484
Taxes payable	664	512
Interest payable	3,692	8,591
Deferred revenue	6,915	7,167
Other liabilities	1,066	1,066

Total current liabilities	50,290	57,483

Debt	648,597	658,632
Broadcast rights payable	9,408	10,953
Deferred tax liabilities	39,889	38,664
Deferred revenue	1,802	1,802
Deferred gain on sale of assets	4,822	4,931
Deferred representation fee incentive	5,853	6,003
Other liabilities	13,453	13,275

Total liabilities	774,114	791,743

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both March 31, 2009 and December 31, 2008 both March 31, 2009 and December 31, 2008	—	—
Common Stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,013,839 both March 31, 2009 and December 31, 2008, respectively	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both March 31, 2009 and December 31, 2008	134	5,853
Class C Common - $0.01 par value, authorized 5,000,000 shares; issued and outstanding no shares at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	399,015	398,586
Accumulated deficit	(557,974)	(564,026)

Total stockholders’ deficit	(158,675)	(165,156)

Total liabilities and stockholders’ deficit	$615,439	$626,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net revenue	$55,468	$63,712

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,055	19,496
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	23,471	20,885
Restructure charge	356	—
Non-cash contract termination fees	—	7,167
Amortization of broadcast rights	5,060	5,335
Amortization of intangible assets	5,892	6,372
Depreciation	5,196	5,333
Gain on asset exchange	(1,660)	(850)
(Gain) loss on asset disposal, net	(591)	35

Total operating expenses	56,779	63,773

Income (loss) from operations	(1,311)	(61)
Interest expense, including amortization of debt financing costs	(9,860)	(13,989)
Gain on extinguishment of debt	18,567	—
Interest and other income	35	401

Income (loss) before income taxes	7,431	(13,649)
Income tax expense	(1,379)	(1,679)

Net income (loss)	$6,052	$(15,328)

Net income (loss) per common share:
Basic and diluted	$0.21	$(0.54)
Weighted average number of common shares outstanding:
Basic and diluted	28,425	28,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2009

(in thousands, except share information)

	Common Stock
	Class A		Class B		Class C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2009 (unaudited)	15,013,839	$150	13,411,588	$134	—	$—	$398,586	$(564,026)	$(165,156)
Stock-based compensation expense	—	—	—	—	—	—	429	—	429
Net income	—	—	—	—	—	—	—	6,052	6,052

Balance at March 31, 2009 (unaudited)	15,013,839	$150	13,411,588	$134	—	$—	$399,015	$(557,974)	$(158,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,052	$(15,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,229	1,520
Provision for bad debts	286	266
Depreciation of property and equipment	5,196	5,333
Amortization of intangible assets	5,892	6,372
Amortization of debt financing costs	256	265
Amortization of broadcast rights, excluding barter	2,095	2,246
Payments for broadcast rights	(2,161)	(2,141)
Payment-in-kind interest on debt	1,129	—
Gain on asset exchange	(1,660)	(850)
(Gain) loss on asset disposal, net	(591)	35
Gain on extinguishment of debt	(18,567)	—
Deferred gain recognition	(109)	(109)
Amortization of debt discount	199	3,571
Amortization of deferred representation fee incentive	(150)	—
Stock-based compensation expense	429	647
Non-cash contract termination fees	—	7,167
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,122	4,919
Prepaid expenses and other current assets	(624)	(17)
Taxes receivable	—	351
Other noncurrent assets	287	(216)
Accounts payable and accrued expenses	(2,142)	(1,181)
Taxes payable	152	117
Interest payable	(4,899)	(3,536)
Deferred revenue	(252)	697
Other noncurrent liabilities	180	149

Net cash provided by (used for) operating activities	(3,651)	10,277

Cash flows from investing activities:
Additions to property and equipment	(3,234)	(4,246)
Proceeds from sale of assets	9	—
Down payment on acquisition of station	(1,000)	—
Acquisition of broadcast properties and related transaction costs	(3,600)	(7,923)
Proceeds from insurance on casualty loss	270	—

Net cash used for investing activities	(7,555)	(12,169)

Cash flows from financing activities:
Repayment of long-term debt	(153,153)	(5,871)
Proceeds from revolver draws	36,000	50,000
Consideration paid to bond holders for debt exchange	(17,677)	—
Issuance of senior subordinated PIK notes in debt exchange	142,321	—
Proceeds from issuance of common shares related to exercise of stock options	—	11

Net cash provided by financing activities	7,491	44,140

Net increase (decrease) in cash and cash equivalents	(3,715)	42,248

Cash and cash equivalents at beginning of period	15,834	16,226

Cash and cash equivalents at end of period	$12,119	$58,474

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$13,056	$13,616

Income taxes, net	$(2)	$44

Non-cash investing activities:
Purchase of software	$—	$4,968

Acquisition of equipment	$3,837	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2009, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 58 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV, The CW, RTN and TVA television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Massachusetts Florida, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Liquidity and Management Plans

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. As of March 31, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee , and 4) the consummation of a purchase agreement on March 12, 2009 to acquire all the assets of KARZ.

Debt Covenants

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. We believe the consummation of the exchange offer combined with the actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from March 31, 2009. However, no assurance can be provided that our actions will be successful or that such actions will allow us to maintain compliance with these covenants.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of March 31, 2009, the assets of Mission consisted of current assets of $2.8 million (excluding broadcast rights), broadcast rights of $4.0 million, FCC licenses of $22.7 million, goodwill of $18.6 million, other intangible assets of $29.4 million, property and equipment of $29.5 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 18 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2009:

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

(2)

Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. Each SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Each JSA permits Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue as described in the JSAs.

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

Variable Interest Entities

The Company may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of stations in markets in which the Company owns and operates a station. The term local service agreements generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station.

VIEs in connection with local service agreements entered into with stations in markets in which the Company owns and operates a station are discussed below.

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also had, prior to January 16, 2008, a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, during the time it was owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar’s JSA and SSA with Piedmont terminated upon Mission’s acquisition of KTVE on January 16, 2008. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Clear Channel and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $0.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

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

Stock-Based Compensation

The Company recognized stock-based compensation expense of $0.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At March 31, 2009, there was approximately $4.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.0 years. There were no stock options exercised during the three months ended March 31, 2009.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months ended March 31, 2009 and 2008, there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended March 31,
	2009	2008
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	3,715,000	2,447,912

In-the-money stock options excluded as the Company had a net loss during the period	—	1,839,121

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets,” The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009. We will adopt this FSP in the second quarter of 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies—(Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the FSP is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted FSP No. FAS 142-3 in January 2009, and it did not have a material impact on our financial position or results of operations.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for nonfinancial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for nonfinancial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have a material impact in future periods.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting SFAS No. 141(R) will be primarily limited to business combinations occurring on or after January 1, 2009. SFAS No. 160 had no impact on our financial position or results of operations.

3.	Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis and January 1, 2009 for non-financial assets and non-financial liabilities. SFAS No. 157 applies to all financial and non-financial assets and financial and non-financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial and non-financial assets and financial and non-financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of March 31, 2009 and December 31, 2008, there were no investments in marketable securities.

As of March 31, 2009 and December 31, 2008, the Company had $4.6 million and $12.0 million, respectively invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of March 31, 2009 and December 31, 2008, the fair value of the money market investment was an asset of $4.6 million and $12.0 million, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Pending Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction is set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The local service agreement between Nexstar and Mission will terminate upon assignment of KFTA’s FCC license from Nexstar to Mission. Upon completing the assignment of KFTA’s license, Mission plans to enter into a JSA and SSA with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Nexstar’s KNWA, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The grant contained conditions which Nexstar is currently appealing.

5.	Acquisition

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ (formerly KWBF), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million. In accordance with the purchase agreement, Nexstar made a down payment of $0.4 million in 2008. This acquisition closed on March 12, 2009 and the remaining $3.6 million was paid from available cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the KARZ purchase consideration to assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of tangible and intangible asset appraisals.

Current portion of broadcast rights	263
Property and equipment	878
Long-term portion of broadcast rights	379
FCC license	2,673
Goodwill	335

Total assets acquired	4,528
Less: current portion of broadcast rights payable	262
Less: long-term portion of broadcast rights payable	266

Net assets acquired	$4,000

Goodwill of $0.3 million is expected to be deductible for tax purposes. The fair value assigned to goodwill is attributable to the synergies achieved by adding KARZ to our pre-existing station in the Little Rock market, KARK.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KARZ had occurred on January 1, 2009 and 2008, respectively:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands, except per share amounts)
Net revenue	$55,568	$64,174
Loss from operations	(1,325)	(139)
Income (loss) before income taxes	7,398	(13,770)
Net income (loss)	6,019	(15,449)
Basic and diluted net income (loss) per share	$0.21	$(0.54)

KARZ’s revenue of $0.1 million and net income of $0.1 million for the period February 1, 2009 to March 31, 2009 (post TBA) have been included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. The transaction closed on May 1, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$344,662	$(204,826)	$139,836	$344,662	$(199,159)	$145,503
Other definite-lived intangible assets	1-15	13,385	(9,262)	4,123	13,385	(9,037)	4,348

Total intangible assets subject to amortization		$358,047	$(214,088)	$143,959	$358,047	$(208,196)	$149,851

Total amortization expense from definite-lived intangibles was $5.9 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets as of March 31, 2009 is approximately $23.5 million for each year for the years 2009 through 2011; $23.0 million for 2012; and $17.0 million for 2013.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $243.7 million and $240.7 million at March 31, 2009 and December 31, 2008, respectively. The Company expenses as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2009, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill and FCC licenses for the three months ended March 31, 2009 was as follows:

	Goodwill	FCC Licenses
	(in thousands)	(in thousands)
Beginning balance	$115,632	$125,057
Acquisition	335	2,673

Ending balance	$115,967	$127,730

During 2009, the consummation of the acquisition of KARZ increased goodwill and FCC licenses by $0.3 million and $2.7 million, respectively.

7.	Restructure Charge

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 86 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits the Company estimates will aggregate to $0.6 million. To receive any of the termination payments, the employees must remain employed through their respective termination dates, as specified in the termination agreement. The Company is recognizing these costs ratably over the period of time between the notice of termination and the termination date. The liability associated with this cost is recorded in accrued expenses on the Company’s balance sheet.

The changes related to this liability for the three months ended March 31, 2009 are detailed in the table below:

Restructuring Liability
(in thousands)
Beginning balance	$—
Restructure charge	356
Payments made	(72)

Ending balance	$284

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Compensation and related taxes	$4,094	$3,102
Sales commissions	1,361	1,550
Employee benefits	844	947
Property taxes	553	444
Other accruals related to operating expenses	6,440	6,441

	$13,292	$12,484

9.	Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Term loans	$324,303	$325,174
Revolving credit facilities	67,000	31,000
7% senior subordinated notes due 2014, net of discount of $1,074 and $1,708	46,836	190,778
7% senior subordinated PIK notes due 2014, net of discount of $16,937	125,386	—
11.375% senior discount notes due 2013	49,981	77,820
Senior subordinated PIK notes due 2014, net of discount of $312 and $416	38,576	37,345

	652,082	662,117
Less: current portion	(3,485)	(3,485)

	$648,597	$658,632

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of March 31, 2009 and December 31, 2008, Nexstar had $157.6 million and $158.1 million, respectively, outstanding under its Term Loan B and $60.0 million and $24.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2009, repayments of Nexstar’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the three months ended March 31, 2009, borrowings from Nexstar’s revolving loan totaled $36.0 million.

The total weighted-average interest rate of the Nexstar Facility was 2.24% and 3.35% at March 31, 2009 and December 31, 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2009 and December 31, 2008, Mission had $166.7 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the three months ended March 31, 2009, repayments of Mission’s Term Loan B totaled $ 0.4 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 2.95% and 3.19% at March 31, 2009 and December 31, 2008, respectively.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $30.5 million of total unused revolving loan commitments under their respective credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt—(Continued)

Exchange of Senior Subordinated Notes for Senior Subordinated Payment-in-kind (“PIK”) Notes

On February 27, 2009, Nexstar Broadcasting, an indirect subsidiary of Nexstar, announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (the “Old Notes”) in exchange for (i) up to $142,320,761 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The total exchange price received by tendering holders of the Old Notes in the exchange offer included an early participation payment of $30.00 per $1,000 principal amount of Old Notes payable only to holders who tendered their Old Notes at or before March 10, 2009, which is in addition to the $93.10 per $1,000 principal amount of Old Notes payable to all holders who validly tendered their Old Notes on March 26, 2009. The exchange closed on March 30, 2009. The New Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The New Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting will pay interest on the New Notes on January 15 and July 15 of each year, commencing on July 15, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months. However, prior to January 15, 2011, the interest on the New Notes will not be cash interest. From the date of issuance through January 15, 2011, Nexstar Broadcasting will pay interest on the New Notes entirely by issuing additional New Notes (the “PIK Interest”). PIK Interest will accrue on the New Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all New Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011. As a result of the exchange offer, Nexstar now has approximately $142.3 million in aggregate principal of New Notes outstanding and approximately $47.9 million in aggregate principal amount of Old Notes outstanding. Total cash consideration paid to tendering bondholders was $17.7 million. The exchange transaction was accounted for as a modification of existing debt. The Company incurred $2.9 million in fees related to the transaction, including banking fees, legal fees and accounting fees, which were charged to selling, general and administrative expenses.

7% Senior Subordinated Notes

On January 15, 2009, Nexstar purchased approximately $1.0 million of its outstanding 7% senior subordinated notes for $0.4 million, plus accrued interest of $1 thousand.

11.375% Senior Discount Notes

On various dates throughout January and February 2009, Nexstar purchased some of the outstanding 11.375% senior discount notes issued by Nexstar Finance Holdings, Inc. with a total face value of $27.8 million for $9.6 million, plus accrued interest of $1.0 million. These transactions resulted in total gains of $18.0 million.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.50 times the last twelve months operating cash flow (as defined in the credit agreement) at March 31, 2009, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.50 times the last twelve months operating cash flow at March 31, 2009, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2009, we are in compliance with all of our covenants.

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

In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements, if unexercised, will be renewed upon expiration.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of March 31, 2009, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.9 million was included in deferred representation fee incentive in the accompanying condensed balance sheet.

11.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Deferred rent	$7,351	$7,222
Software agreement obligation	4,196	4,281
Other	1,906	1,772

	$13,453	$13,275

12.	Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of March 31, 2009, a total of 723,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

13.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended March 31, 2009 and 2008, the Company recognized gains of $1.7 million and $0.9 million, respectively from the exchange of this equipment.

14.	Gain on Casualty Loss

On February 2, 2009, the building in Port Arthur, Texas suffered extensive fire damage resulting in a total loss of the building. The operations previously performed in this building had been moved to Little Rock, Arkansas prior to the fire. The building was fully insured and the payout on the claim resulted in a gain of $0.8 million.

15.	Income Taxes

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes—(Continued)

As of January 1, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of March 31, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of March 31, 2009, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

16.	FCC Regulatory Matters

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

As of March 31, 2009, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC, KRBC, KJTL, KHMT and KSAN and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KARD, KAMR, KLBK , KTAB, WFXV, KLST, WDHN, KSFX, KSVI and WTWO were broadcasting with full-power DTV signals. As of March 31, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO and Nexstar’s stations KARK, KFDX, KFTA, KLBK, KLST, WBRE, WLYH, WMBD, KARD and WQRF have terminated analog operations and are broadcasting exclusively in DTV. Nexstar’s station KARD terminated analog operations and began broadcasting exclusively in DTV on April 9, 2009; stations KSVI, WDHN, KNWA, KSNF, KTAL, and KSFX terminated analog operations and began broadcasting exclusively in DTV on April 16, 2009; and WJET terminated analog operations on April 17, 2009 and began broadcasting exclusively in DTV on April 24, 2009. Nexstar has informed the FCC that KTAB will be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that KARZ will be terminating analog operations and broadcasting exclusively in DTV as of May 11, 2009, and stations KAMR, KBTV, WCIA, WCFN, WTVW, WFFT, WTAJ, KMID, WROC, KQTV, WTWO, WFXV and WHAG will be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. Mission’s stations KHMT and KOLR terminated analog operations and began broadcasting exclusively in DTV as of April 16, 2009 and station WFXP terminated analog operations and began broadcasting exclusively in DTV on April 22, 2009. Mission has informed the FCC that KRBC will be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009 and that stations KTVE, KCIT, KODE, WFXW and WUTR will be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	FCC Regulatory Matters—(Continued)

In addition, Nexstar stations KBTV, KMID, KSNF, and KQTV and Mission station WFXW hold construction permits issued by the FCC to build higher-power DTV facilities by October 18, 2009. All of the Nexstar and Mission stations holding such construction permits are expected to complete construction on or before that deadline.

DTV conversion expenditures were $4.0 million and $2.8 million, respectively, for the three months ended March 31, 2009 and 2008, respectively. The Company will incur various capital expenditures to modify the remaining Nexstar and Mission stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

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

17.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At March 31, 2009, Mission had $173.7 million outstanding under its senior credit facility.

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

18.	Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company, each of its 100%, directly or indirectly, owned subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.”

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a variable interest entity under FIN 46R (see Note 2).

Prior periods have been reclassified to conform to current presentation.

The Company and its subsidiaries have the following notes outstanding:

1. Nexstar Holdings, 100% the shares of which are directly held by Nexstar has 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar but not guaranteed by any other entities.

2. Nexstar Broadcasting, Inc., 100% the shares of which are directly held by Nexstar Holdings, has the following notes outstanding:

(a) 7% Senior Subordinated Notes (“7% Notes”) due 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(b) 7% Senior Subordinated PIK Notes due 2014 (“7% PIK Notes”). The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(c) Senior Subordinated PIK Notes due 2014 (“Senior Subordinated PIK Notes”). The Senior Subordinated PIK Notes currently bear interest at 12% subject to increases over time. The Senior Subordinated PIK Notes are fully and unconditionally guaranteed by Nexstar. The Senior Subordinated PIK Notes are not guaranteed by Mission or any other entity.

Neither Mission nor Nexstar Broadcasting has any subsidiaries.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2009

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,881	$1,238	$—	$—	$12,119
Due from Mission	—	15,681	—	—	(15,681)	—
Other current assets	—	58,198	4,096	6	—	62,300

Total current assets	—	84,760	5,334	6	(15,681)	74,419
Investments in subsidiaries eliminated upon consolidation	(58,139)	—	—	(4,318)	62,457	—
Amounts due from parents eliminated upon consolidation	—	(462)	—	—	462	—
Property and equipment, net	—	111,076	29,527	—	—	140,603
Goodwill	—	97,332	18,635	—	—	115,967
FCC licenses	—	105,035	22,695	—	—	127,730
Other intangible assets, net	—	114,581	29,378	—	—	143,959
Other noncurrent assets	—	9,851	1,938	972	—	12,761

Total assets	$(58,139)	$522,173	$107,507	$(3,340)	$47,238	$615,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	15,681	—	(15,681)	—
Other current liabilities	—	37,834	6,000	2,843	128	46,805

Total current liabilities	—	39,592	23,408	2,843	(15,553)	50,290
Debt	—	426,687	171,929	49,981	—	648,597
Amounts due to subsidiary eliminated upon consolidation	(2,435)	—	—	1,973	462	—
Other noncurrent liabilities	—	60,183	15,170	2	(128)	75,227

Total liabilities	(2,435)	526,462	210,507	54,799	(15,219)	774,114

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(55,988)	(4,289)	(103,000)	(58,139)	62,457	(158,959)

Total stockholders’ equity (deficit)	(55,704)	(4,289)	(103,000)	(58,139)	62,457	(158,675)

Total liabilities and stockholders’ equity (deficit)	$(58,139)	$522,173	$107,507	$(3,340)	$47,238	$615,439

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET

December 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,408	$1,426	$—	$—	$15,834
Due from Mission	—	15,468	—	—	(15,468)	—
Other current assets	—	64,369	4,665	6	—	69,040

Total current assets	—	94,245	6,091	6	(15,468)	84,874
Investments in subsidiaries eliminated upon consolidation	(65,164)	—	—	15,528	49,636	—
Amounts due from parents eliminated upon consolidation	—	(33)	—	—	58	—
Property and equipment, net	—	106,609	29,269	—	—	135,878
Goodwill	—	96,997	18,635	—	—	115,632
FCC licenses	—	102,362	22,695	—	—	125,057
Other intangible assets, net	—	119,186	30,665	—	—	149,851
Other noncurrent assets	1	11,261	2,723	1,310	—	15,295

Total assets	$(65,163)	$530,627	$110,078	$16,844	$34,226	$626,587

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	15,468	—	(15,468)	—
Other current liabilities	—	44,621	7,037	2,212	128	53,998

Total current liabilities	—	46,379	24,232	2,212	(15,340)	57,483
Debt	—	408,452	172,360	77,820	—	658,632
Amounts due to subsidiary eliminated upon consolidation	(2,006)	—	—	1,973	33	—
Other noncurrent liabilities	(3)	60,243	15,513	3	(128)	75,628

Total liabilities	(2,009)	515,074	212,105	82,008	(15,435)	791,743

Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(63,438)	15,528	(102,027)	(65,164)	49,661	(165,440)

Total stockholders’ equity (deficit)	(63,154)	15,528	(102,027)	(65,164)	49,661	(165,156)

Total liabilities and stockholders’ equity (deficit)	$(65,163)	$530,602	$110,078	$16,844	$34,226	$626,587

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2009

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$53,359	$2,109	$—	$—	$55,468
Revenue between consolidated entities	—	2,025	6,088	—	(8,113)	—

Net revenue	—	55,384	8,197	—	(8,113)	55,468

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,429	1,626	—	—	19,055
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	22,726	745	—	—	23,471
Local service agreement fees between consolidated entities	—	6,088	2,025	—	(8,113)	—
Restructure charge	—	356	—	—	—	356
Amortization of broadcast rights	—	3,898	1,162	—	—	5,060
Amortization of intangible assets	—	4,605	1,287	—	—	5,892
Depreciation	—	4,342	854	—	—	5,196
(Gain) loss on asset exchange	—	(1,412)	(248)	—	—	(1,660)
(Gain) loss on property and asset disposal, net	—	(594)	3	—	—	(591)

Total operating expenses	—	57,438	7,454	—	(8,113)	56,779

Income (loss) from operations		(2,054)	743		—	(1,311)
Interest expense, including amortization of debt financing costs	—	(6,743)	(1,406)	(1,711)	—	(9,860)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity in loss of subsidiaries	6,460	—	—	(9,831)	3,371	—
Other income, net	—	34	1	—	—	35

Loss before income taxes	6,460	(8,198)	(662)	6,460	3,371	7,431
Income tax (expense) benefit	—	(1,068)	(311)	—	—	(1,379)

Net loss	$6,460	$(9,266)	$(973)	$6,460	$3,371	$6,052

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$62,177	$1,535	$—	$—	$63,712
Revenue between consolidated entities	—	2,015	7,785	—	(9,800)	—

Net revenue	—	64,192	9,320	—	(9,800)	63,712

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,967	1,529	—	—	19,496
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	20,247	637	—	—	20,885
Local service agreement fees between consolidated entities	—	7,785	2,015	—	(9,800)	—
Non-cash contract termination fee	—	7,167	—	—	—	7,167
Amortization of broadcast rights	—	4,155	1,180	—	—	5,335
Amortization of intangible assets	—	5,024	1,348	—	—	6,372
Depreciation	—	4,469	867	—	(3)	5,333
Gain on asset exchange	—	(850)	—	—	—	(850)
Loss on property and asset disposal, net	—	35	—	—	—	35

Total operating expenses	1	65,999	7,576	—	(9,803)	63,773

Income (loss) from operations	(1)	(1,807)	1,744	—	3	(61)
Interest expense, including amortization of debt financing costs	—	(7,429)	(2,974)	(3,586)	—	(13,989)
Equity in loss of subsidiaries	(14,616)	—	—	(11,030)	25,646	—
Other income, net	—	376	25	—	—	401

Loss before income taxes	(14,617)	(8,860)	(1,205)	(14,616)	25,649	(13,649)
Income tax (expense) benefit	—	(1,297)	(382)	—	—	(1,679)

Net loss	$(14,617)	$(10,157)	$(1,587)	$(14,616)	$25,649	$(15,328)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2009

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(3,406)	$773	$9,561	$(10,579)	$(3,651)

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,704)	(530)	—	—	(3,234)
Acquisition of broadcast properties and related transaction costs	—	(3,600)	—	—	—	(3,600)
Other investing activities	—	(721)	—	—	—	(721)

Net cash used for investing activities	—	(7,025)	(530)	—	—	(7,555)

Cash flows from financing activities:
Repayment of long-term debt	—	(143,161)	(431)	(9,561)	—	(153,153)
Proceeds from revolver draws	—	36,000	—	—	—	36,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—
Issuance of senior subordinated PIK notes in debt exchange	—	142,321	—	—	—	142,321

Net cash provided by (used for) financing activities	—	6,904	(431)	(9,561)	10,579	7,491

Net increase (decrease) in cash and cash equivalents	—	(3,527)	(188)	—	—	(3,715)
Cash and cash equivalents at beginning of period	—	14,408	1,426	—	—	15,834

Cash and cash equivalents at end of period	$—	$10,881	$1,238	$—	$—	$12,119

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$(11)	$7,093	$3,195	$—	$—	$10,277

Cash flows from investing activities:
Additions to property and equipment, net	—	(3,134)	(1,112)	—	—	(4,246)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Other investing activities	—	—	—	—	—	—

Net cash used for investing activities	—	(3,134)	(9,035)	—	—	(12,169)

Cash flows from financing activities:
Repayment of long-term debt	—	(5,440)	(431)	—	—	(5,871)
Proceeds from revolver draws	—	50,000	—	—	—	50,000
Other financing activities	11	—	—	—	—	11

Net cash provided by (used for) financing activities	11	44,560	(431)	—	—	44,140

Net increase (decrease) in cash and cash equivalents	—	48,519	(6,271)	—	—	42,248
Cash and cash equivalents at beginning of period	—	6,310	9,916	—	—	16,226

Cash and cash equivalents at end of period	$—	$54,829	$3,645	$—	$—	$58,474

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Subsequent Events

On May 1, 2009, Nexstar announced that it expanded its national sales agreement with Katz Television Group, a subsidiary of Katz Media Group, to include the representation of 26 additional stations in 13 markets, including the newly acquired Jacksonville, Florida CW affiliate, WCWJ. The agreement is effective May 1, 2009 and follows the initial transfer by Nexstar of 22 stations in 14 markets to Katz Television in 2008. We are unable to estimate at this time any costs we may incur related to this transaction.

On May 8, 2009, a transmission tower at KSNF collapsed, damaging a portion of the facility and nearby property. The Company expects to fully recover the loss of revenue, replacement cost on the equipment and building, along with liability claims that may result from the incident.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2009, unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, unaudited condensed statement of changes in stockholders’ deficit for the three months ended March 31, 2009, unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Executive Summary

First Quarter 2009 Highlights

•

Net revenue decreased 12.9% during the first quarter of 2009 compared to the same period in 2008, primarily from decreases in local, national and political advertising revenue, partially offset by increases in retransmission compensation. Total revenue from the retransmission consent agreements was approximately $6.6 million for the three months ended March 31, 2009 (which included approximately $5.3 million of retransmission compensation and approximately $1.3 million of advertising revenue generated from the retransmission consent agreements), compared to $4.7 million for the three months ended March 31, 2008 (which included approximately $3.3 million of retransmission compensation and approximately $1.4 million of advertising revenue generated from the retransmission consent agreements).

•

On March 12, 2009, Nexstar closed on the acquisition of KARZ, the MyNetworkTV affiliate serving Little Rock, Arkansas, for a purchase price of $4.0 million. The purchase was for substantially all the assets of the station including broadcast rights, property and equipment, FCC licenses and goodwill and also included broadcast liabilities.

•

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. The transaction closed on May 1, 2009.

•

On March 30, 2009, Nexstar Broadcasting announced the successful completion of its offer to exchange $143.6 million aggregate principal amount of its outstanding 7% senior subordinated notes (the “Old Notes”) due 2014 for (i) up to $142.3 million in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The New Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The New Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting will pay interest on the New Notes on January 15 and July 15 of each year, commencing on July 15, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months. However, prior to January 15, 2011, the interest on the New Notes will not be cash interest. From the date of issuance through January 15, 2011, Nexstar Broadcasting will pay interest on the New Notes entirely by issuing additional New Notes (the “PIK Interest”). PIK Interest will accrue on the New Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all New Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011.

•

On March 23, 2009 we announced entry into an agreement with Four Points Media Group LLC (“Four Points”), owned by an affiliate of Cerberus Capital Management, L.P., whereby Nexstar will provide management services for Four Points’ seven television stations located in four markets. Under the terms of the agreement, Nexstar will receive a fixed annual management fee of $2.0 million per year, as well as annual incentive compensation based on increases of the broadcast cash flow of Four Points’ stations. The agreement provides for minimum compensation to Nexstar of $10.0 million if the Four Points stations are sold during the initial three year term of the agreement. The agreement was effective beginning March 20, 2009.

•

During the first quarter of 2009, the Company purchased a total of $27.9 million (face amount) of its 11.375% notes and $1.0 million (face amount) of its 7% notes for a total of $10.0 million, plus accrued interest of $1.0 million. In total, these purchases resulted in a gain of $18.6 million.

•	On March 31, 2009, we and Mission in total made repayments of $0.9 million under the senior secured credit facilities, all of which were scheduled term loan maturities.

Overview of Operations

We owned and operated 33 television stations as of March 31, 2009. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations, including 16 television stations owned and operated by Mission as of March 31, 2009. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of March 31, 2009 with Mission:

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

Industry Trends

Our net revenue decreased 12.9% to $55.5 million for the three months ended March 31, 2009, compared to $63.7 million for the three months ended March 31, 2008 primarily due to decreases in national and local advertising revenues, both attributable to the overall slowdown in the economy.

Political advertising revenue was $0.4 million for the three months ended March 31, 2009, a decrease from the $2.1 million for the three months ended March 31, 2008. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2009 is a non-election year, we expect significantly less political advertising revenue to be reported in 2009 in relation to the amount of political advertising reported in 2008.

Automotive-related advertising, our largest advertising category, represented approximately 16% and 22% of our core local and national advertising revenue for the three months ended March 31, 2009 and 2008, respectively. Our automotive-related advertising decreased approximately 41% for the three months ended March 31, 2009 as compared to the same period in 2008. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last 3 years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

On April 11, 2006, we and Mission filed an application with the FCC for consent to assignment of the license of KFTA (Ft. Smith, Arkansas) from us to Mission. Consideration for this transaction is set at $5.6 million. On August 28, 2006, we and Mission entered into a local service agreement whereby (a) Mission pays us $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) we pay Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. The local service agreement between us and Mission will terminate upon assignment of KFTA’s FCC license from us to Mission. Upon completing the assignment of KFTA’s license, Mission plans to enter into a JSA and SSA with our station KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$35,889	62.8	$41,916	62.7
National	12,109	21.2	16,165	24.2
Political	433	0.8	2,051	3.1
Retransmission compensation	5,269	9.2	3,276	4.9
New media revenue	2,356	4.1	2,002	3.0
Network compensation	561	1.0	849	1.3
Other	508	0.9	556	0.8

Total gross revenue	57,125	100.0	66,815	100.0
Less: Agency commissions	6,000	10.5	7,520	11.3

Net broadcast revenue	51,125	89.5	59,295	88.7
Trade and barter revenue	4,343		4,417

Net revenue	$55,468		$63,712

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$55,468	100.0	$63,712	100.0
Operating expenses (income):
Corporate expenses	6,767	12.2	3,223	5.1
Station direct operating expenses, net of trade	17,808	32.1	18,076	28.4

Selling, general and administrative expenses	16,704	30.1	17,662	27.7
Restructure charge	356	—	—	—
Non-cash contract termination fees	—	—	7,167	11.2
Gain on asset exchange	(1,660)	(0.3)	(850)	(1.3)
Gain/loss on asset disposal, net	(591)	(1.1)	35	0.1
Trade and barter expense	4,212	7.6	4,509	7.1
Depreciation and amortization.	11,088	20.0	11,705	18.4
Amortization of broadcast rights, excluding barter	2,095	3.8	2,246	3.5

Income (loss) from operations	$(1,311)		$(61)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenue

Gross local advertising revenue was $35.9 million for the three months ended March 31, 2009, compared to $41.9 million for the same period in 2008, a decrease of $6.0 million, or 14.4%. Gross national advertising revenue was $12.1 million for the three months ended March 31, 2009, compared to $16.2 million for the same period in 2008, a decrease of $4.1 million, or 25.1%. Net revenue for the three months ended March 31, 2009 decreased 12.9% to $55.5 million compared to $63.7 million for the three months ended March 31, 2008. Advertising revenue from Automotive, Furniture, Paid Programming, and Insurance business categories decreased by approximately $5.4 million, $1.0 million, $0.7 million and $0.8 million during the first quarter of 2009 compared to the prior year, respectively.

Gross political advertising revenue was $0.4 million for the three months ended March 31, 2009, compared to $2.1 million for the same period in 2008, a decrease of $1.7 million, or 78.9%. The decrease in gross political revenue was mainly attributed to the lack of the presidential and statewide primary elections and statewide and/or local races during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 when these races took place.

Retransmission compensation was $5.3 million for the three months ended March 31, 2009, compared to $3.3 million for the same period in 2008, an increase of $2.0 million, or 60.8%. The increase in retransmission compensation was primarily the result of agreements with various cable companies being renegotiated at higher rates in the fourth quarter of 2008.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $6.8 million for the three months ended March 31, 2009, compared to $3.2 million for the three months ended March 31, 2008, an increase of $3.6 million, or 110.0%. The increase during the three months ended March 31, 2009 was primarily attributed to $2.9 million in fees associated with the March 2009 7% notes exchange offer including bank, legal and accounting fees combined with increases in professional fees of $0.3 million and vacation accruals of $0.3 million, partially offset by a decrease in stock-based compensation of $0.2 million.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $34.5 million for the three months ended March 31, 2009, compared to $35.7 million for the same period in 2008, a decrease of $1.2 million, or 3.3%. The decrease in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended March 31, 2009 was primarily attributed to decreases in national and local sales commissions in the amount of $0.7 million, which are attributable to decreases in national and local revenue.

In February 2009, we announced plans to regionalize certain accounting and traffic functions. As a result, certain employees have been offered termination benefits. The Company incurred a $0.4 million charge during the three months ended March 31, 2009 related to these benefits. We estimate the total cost of these benefits will be approximately $0.6 million.

In March 2008, the Company incurred a non-recurring charge of $7.2 million related to the termination of a national sales representation agreement. There was no such charge incurred in 2009.

Amortization of intangible assets was $5.9 and $6.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in amortization for the three months ended March 31, 2009 compared to the same period in 2008 is due to a reduction in network affiliation agreements to be amortized in 2009 due to 1) impairments in the third and fourth quarters of 2008 and 2) one station changing network affiliation on January 1, 2009.

While there are no known circumstances or events as of March 31, 2009 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.2 million for the three months ended March 31, 2009, compared to $5.3 million for the same period in 2008.

For the three months ended March 31, 2009 and 2008, we recognized gains of $1.7 million and $0.9 million, respectively from the exchange of equipment under an arrangement with Sprint Nextel Corporation. The gain was higher for the first three months of 2009 than for the same period in 2008 because a greater number of stations exchanged equipment in 2009 compared to 2008 during these respective periods.

Loss from Operations

Loss from operations was $1.3 million for the three months ended March 31, 2009, compared to a loss of $0.1 million for the same period in 2008, a decrease of $1.2 million. The decrease was primarily the result of the decrease in net revenue, partially offset by the non-recurring contract termination fee that occurred in the first quarter of 2008.

Interest Expense

Interest expense, including amortization of debt financing costs, was $9.9 million for the three months ended March 31, 2009, compared to $14.0 million for the same period in 2008, a decrease of $4.1 million, or 29.5%. The decrease in interest expense was primarily attributed to lower average interest rates during the first quarter of 2009 compared to the same period in 2008 as well as reductions in outstanding 11.375% senior discount notes and the 7% senior subordinated notes.

Gain on Extinguishment of Debt

During the three months ended March 31, 2009, the Company purchased $27.9 million of its 11.375% notes and $1.0 million of its 7% notes for a total of $10.0 million, plus accrued interest of $1.0 million. These transactions resulted in combined gains of $18.6 million for the quarter.

Income Taxes

Income tax expense was $1.4 million for the three months ended March 31, 2009, compared to $1.7 million for the same period in 2008, an decrease of $0.3 million, or 17.9%. The decrease was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets. The impairment charges recorded in September 30 and December 31, 2008 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2009. In order to meet future cash needs we may, from time to time, borrow under credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its available credit facility. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection. We have reviewed our reserves related to receivables from Chrysler and auto dealers whose advertising campaigns are subsidized by Chrysler. As of March 31, 2009, we have determined that we are adequately reserved for all receivables due from Chrysler and its affiliates.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used for) operating activities	$(3,651)	$10,277
Net cash used for investing activities	(7,555)	(12,169)
Net cash provided by financing activities	7,491	44,140

Net increase (decrease) in cash and cash equivalents	$(3,715)	$42,248

Cash paid for interest	$13,056	$13,616
Cash paid for (received from) income taxes, net	$(2)	$44

	March 31, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$12,119	$15,834
Long-term debt including current portion	$652,082	$662,117
Unused commitments under senior credit facilities (1)	$30,500	$66,500

(1)	Based on covenant calculations, as of March 31, 2009, all of the $30.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $13.9 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to a decrease in net revenue of $8.2 million combined with fees paid related to the 7% Notes exchange transaction of approximately $2.9 million.

Cash paid for interest decreased by $0.6 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was due primarily to lower interest rates in the 2009 period compared to 2008.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $4.6 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to $3.3 million less spending on the acquisition of new stations and $1.0 million less in capital expenditures.

Acquisition-related payments for the three months ended March 31, 2009 consisted of the acquisition of KARZ for $3.6 million as well as the down payment of WCWJ for $1.0 million.

Capital expenditures were $3.2 million for the three months ended March 31, 2009, compared to $4.2 million for the three months ended March 31, 2008. The decrease was primarily attributable to the timing of payments related to capital expenditures.

We project that 2009 full-year capital expenditures will be approximately $13.0 million, which is expected to include approximately $5.4 million of digital conversion expenditures. We will conclude our digital conversion expenditures during 2009.

Cash Flows – Financing Activities

The comparative net cash from financing activities decreased by $36.6 million during the three months ended March 31, 2009 compared to the same period in 2008, due primarily to the consideration paid to bondholders in the exchange of the 7% senior subordinated notes of approximately $17.7 million, as well as a decrease of $14.0 million in borrowings under the revolving credit facility, year over year.

During the three months ended March 31, 2009, there were $36.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities compared to $50.0 million borrowings for the three months ended March 31, 2008.

During the three months ended March 31, 2009, there were $0.9 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities. Additionally, we purchased $27.9 million and $1.0 million (both face amounts) of our 11.375% notes and 7% notes, respectively, for a total of $10.0 million.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2009, Nexstar and Mission had total combined debt of $652.1 million, which represented 132.2% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2009:

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
		(in thousands)
Nexstar senior credit facility	$217,647	$1,319	$3,516	$212,813	$—
Mission senior credit facility	173,656	1,295	3,454	168,906	—
Senior subordinated PIK Notes due 2014	42,628	—	—	—	42,628
7% senior subordinated notes due 2014	49,189	—	—	—	49,189
7% senior subordinated PIK notes due 2014	143,600	—	—	—	143,600
11.375% senior discount notes due 2013	49,981	—	—	49,981

	$676,701	$2,614	$6,970	$431,700	$235,417

We make semiannual interest payments on our 7% Notes of $7.0 million on January 15th and July 15th of each year. The 11.375% Notes began to accrue cash interest on April 1, 2008. We make semiannual interest payments on our 11.375% Notes on April 1st and October 1st. Our senior subordinated PIK notes due 2014 will begin paying cash interest in 2010 and our 7% senior subordinated PIK notes due 2014 will begin paying cash interest in 2011. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

As of March 31, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, and 4) the consummation of a purchase agreement on March 12, 2009 to acquire all the assets of KARZ.

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. We believe the consummation of the exchange offer combined with the actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from March 31, 2009. However, no assurance can be provided that our actions will be successful or that such actions will allow us to maintain compliance with these covenants.

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

As of March 31, 2009, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC, KRBC, KJTL, KHMT and KSAN and Nexstar’s stations WBRE, WROC, KARK, KNWA, KFTA, WMBD, WTAJ, WLYH, KSFX, WQRF, KTAL, WCIA, WTVW, KARD, KAMR, KLBK, KTAB, WFXV, KLST, WDHN, KSFX, KSVI and WTWO were broadcasting with full-power DTV signals. As of March 31, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO and Nexstar’s stations KARK, KFDX, KFTA, KLBK, KLST, WBRE, WLYH, WMBD, KARD and WQRF have terminated analog operations and are broadcasting exclusively in DTV. Nexstar’s station KARD terminated analog operations and began broadcasting exclusively in DTV on April 9, 2009; stations KSVI, WDHN, KNWA, KSNF, KTAL, and KSFX terminated analog operations and began broadcasting exclusively in DTV on April 16, 2009; and WJET terminated analog operations on April 17, 2009 and began broadcasting exclusively in DTV on April 24, 2009. Nexstar has informed the FCC that KTAB will be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that KARZ will be terminating analog operations and broadcasting exclusively in DTV as of May 11, 2009, and stations KAMR, KBTV, WCIA, WCFN, WTVW, WFFT, WTAJ, KMID, WROC, KQTV, WTWO, WFXV and WHAG will be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. Mission’s stations KHMT and KOLR terminated analog operations and began broadcasting exclusively in DTV as of April 16, 2009 and station WFXP terminated analog operations and began broadcasting exclusively in DTV on April 22, 2009. Mission has informed the FCC that KRBC will be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009 and that stations KTVE, KCIT, KODE, WFXW and WUTR will be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

In addition, Nexstar stations KBTV, KMID, KSNF, and KQTV and Mission station WFXW hold construction permits issued by the FCC to build higher-power DTV facilities by October 18, 2009. All of the Nexstar and Mission stations holding such construction permits are expected to complete construction on or before that deadline.

DTV conversion expenditures were $4.0 million and $2.8 million, respectively, for the three months ended March 31, 2009 and 2008. We estimate that it will require a total capital expenditure of approximately $1.4 million to modify our and Mission’s remaining stations’ DTV transmitting equipment for full-power DTV operations. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations during 2009.

No Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 52 through 57 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of March 31, 2009 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The term loan borrowings at March 31, 2009 under the senior credit facilities bear interest at a weighted average interest rate of 2.63%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at March 31, 2009 under the senior credit facilities bear interest at a weighted average interest rate of 2.20%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of March 31, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$3,913	$1,957	$(1,957)	$(3,913)

Our 7% Notes, our two senior subordinated PIK notes due 2014, and our 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of March 31, 2009, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
4.1	Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. †

4.2	First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.†

4.3	Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 4.2).†

4.4	Form of 7% Senior Subordinated PIK Note due 2014 (included as part of Exhibit 4.1).†

10.1	Registration Rights Agreement, dated March 30, 2009, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and Nexstar Broadcasting Group, Inc. and UBS Securities LLC for the benefit of holders of PIK Notes.†

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Matthew E. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Matthew E. Devine pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith
†	Incorporated by reference to the exhibit of the same number to the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

/S/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer (Principal Executive Officer)

/S/ SHIRLEY E. GREEN
By:	Shirley E. Green
Its:	Interim Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: May 15, 2009