Form 10-Q
period 2009-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2009-08-12
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009 the Registrant had outstanding:
15,013,839 shares of Class A Common Stock:
and 13,411,588 shares of Class B Common Stock

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$14,286	$15,834
Accounts receivable, net of allowance for doubtful accounts of $725 and $832, respectively	53,842	53,190
Current portion of broadcast rights	9,426	14,273
Prepaid expenses and other current assets	1,605	1,562
Deferred tax asset	15	15

Total current assets	79,174	84,874

Property and equipment, net	144,573	135,878
Broadcast rights	10,414	9,289
Goodwill	116,419	115,632
FCC licenses	136,291	125,057
Other intangible assets, net	138,085	149,851
Other noncurrent assets	4,206	5,400
Deferred tax asset	598	606

Total assets	$629,760	$626,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	8,961	14,745
Accounts payable	6,517	9,433
Accrued expenses	13,217	12,484
Taxes payable	246	512
Interest payable	4,029	8,591
Deferred revenue	4,352	7,167
Other liabilities	1,066	1,066

Total current liabilities	41,873	57,483

Debt	669,298	658,632
Broadcast rights payable	10,205	10,953
Deferred tax liabilities	41,170	38,664
Deferred revenue	2,646	1,802
Deferred gain on sale of assets	4,713	4,931
Deferred representation fee incentive	5,891	6,003
Other liabilities	13,575	13,275
Total liabilities	789,371	791,743
Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both June 30, 2009 and December 31, 2008	—	—
Common stock:

Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,013,839 at both June 30, 2009 and December 31, 2008	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both June 30, 2009 and December 31, 2008	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	399,321	398,586
Accumulated deficit	(559,216)	(564,026)
Total stockholders’ deficit	(159,611)	(165,156)

Total liabilities and stockholders’ deficit	$629,760	$626,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue	$62,152	$70,618	$117,620	$134,330

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,086	19,283	38,141	38,779
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	21,181	21,839	44,652	42,724
Restructure charge	314	—	670	—
Non-cash contract termination fees	191	—	191	7,167
Amortization of broadcast rights	5,665	4,806	10,725	10,141
Amortization of intangible assets	5,944	6,383	11,836	12,755
Depreciation	5,394	5,088	10,590	10,421
Gain on asset exchange	(2,438)	(2,742)	(4,098)	(3,592)
Gain on asset disposal, net	(2,229)	(205)	(2,820)	(170)

Total operating expenses	53,108	54,452	109,887	118,225
Income from operations	9,044	16,166	7,733	16,105
Interest expense, including amortization of debt financing costs	(8,905)	(10,806)	(18,765)	(24,795)
Gain on extinguishment of debt	—	—	18,567	—
Interest and other income	10	151	45	552

Income (loss) before income taxes	149	5,511	7,580	(8,138)
Income tax expense	(1,391)	(1,634)	(2,770)	(3,313)
Net income (loss)	$(1,242)	$3,877	$4,810	$(11,451)
Net income (loss) per common share:
Basic and diluted	$(0.04)	$0.14	$0.17	$(0.40)
Weighted average number of common shares outstanding:
Basic and diluted	28,425	28,422	28,425	28,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2009
(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2009 (Note 2)	15,013,839	$150	13,411,588	$134	—	$—	$398,586	$(564,026)	$(165,156)
Stock-based compensation expense	—	—	—	—	—	—	735	—	735
Net income	—	—	—	—	—	—	—	4,810	4,810
Balance at June 30, 2009 (unaudited)	15,013,839	$150	13,411,588	$134	—	$—	$399,321	$(559,216)	$(159,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,810	$(11,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,514	3,043
Provision for bad debts	464	107
Depreciation of property and equipment	10,590	10,421
Amortization of intangible assets	11,836	12,755
Amortization of debt financing costs	507	530
Amortization of broadcast rights, excluding barter	4,875	4,303
Payments for broadcast rights	(4,432)	(4,127)
Payment-in-kind interest on debt	2,445	—
Gain on asset exchange	(4,098)	(3,592)
Gain on asset disposal, net	(2,820)	(170)
Gain on extinguishment of debt	(18,567)	—
Deferred gain recognition	(218)	(219)
Amortization of debt discount	2,455	3,638
Amortization of deferred representation fee incentive	(303)	(179)
Stock-based compensation expense	735	1,291
Non-cash contract termination fee	191	7,167
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	857	245
Prepaid expenses and other current assets	(302)	875
Taxes receivable	—	336
Other noncurrent assets	287	(444)
Accounts payable and accrued expenses	(3,438)	679
Taxes payable	(266)	(241)
Interest payable	(4,562)	3,735
Deferred revenue	(1,971)	(161)
Other noncurrent liabilities	307	300

Net cash provided by operating activities	1,896	28,841

Cash flows from investing activities:
Additions to property and equipment	(9,401)	(7,902)
Proceeds from sale of assets	85	—
Acquisition of broadcast properties and related transaction costs	(20,751)	(7,923)
Proceeds from insurance on casualty loss	2,003	—

Net cash used for investing activities	(28,064)	(15,825)

Cash flows from financing activities:
Repayment of long-term debt	(154,024)	(98,649)
Proceeds from revolver draws	54,000	50,000
Issuance of senior subordinated PIK notes in debt exchange	142,321	—
Consideration paid to bond holders for debt exchange	(17,677)	—
Proceeds from senior subordinated PIK notes	—	35,000
Proceeds from issuance of common shares related to exercise of stock options	—	38

Net cash provided by (used for) financing activities	24,620	(13,611)
Net decrease in cash and cash equivalents	(1,548)	(595)
Cash and cash equivalents at beginning of period	15,834	16,226

Cash and cash equivalents at end of period	$14,286	$15,631

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$17,750	$16,732

Income taxes, net	$523	$178

Non-cash investing activities:

Purchase of software	$—	$4,968
Acquisition of equipment in accounts payable	$1,013	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2009, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 63 television stations (inclusive of the digital multi-channels), which includes affilates of NBC, ABC, CBS, Fox, MyNetworkTV and The CW in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Massachusetts, Florida, Montana and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Liquidity and Management Plans

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission Broadcasting, Inc. (“Mission”). Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. As of June 30, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates seven stations in exchange for a service fee , and 4) the consummation of purchase agreements on March 12, 2009 and May 1, 2009 to acquire all the assets of KARZ and WCWJ, respectively.

Debt Covenants

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees and reduction of discretionary operating expenses. We believe the consummation of the exchange offer combined with the actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from June 30, 2009. However, no assurance can be provided that our actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the debt covenants.  In such event, we would consider a range of transactions or strategies to address any such situation.  For example, we might decide to divest non-core assets, seek an amendment to our bank credit facility, refinance our existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies we might consider, could be consummated on terms satisfactory to us or at all.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

During the second quarter of 2009, the Company corrected depreciation expense and certain balance sheet accounts for an error discovered during the quarter which increased three and six months ended June 30, 2009 net loss by $0.2 million.  The error related to the estimated fair values and subsequent depreciation of certain fixed assets associated with the KTVE acquisition in 2008 which had shortened useful lives due to the conversion from analog to digital equipment as mandated by the FCC.  The impact of correcting this error in 2008 would have also increased net loss by $0.2 million for the annual period and lesser amounts for each quarter during the year.  No periods prior to 2008 would have been impacted since the assets were acquired in January 2008.  We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the current period, which is when it was corrected, as well as the period in which it originated.  Management believes this error is immaterial to both the consolidated three and six months ended June 30, 2009 period and the annual financial statements as well as to 2008 quarterly and annual financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.  See Note 19 for reclassified amounts.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes in accordance with FIN No. 46R as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of June 30, 2009, the assets of Mission consisted of current assets of $2.2 million (excluding broadcast rights), broadcast rights of $3.2 million, FCC licenses of $22.7 million, goodwill of $19.0 million, other intangible assets of $28.1 million, property and equipment of $28.6 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 19 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2009:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also had, prior to January 16, 2008, a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, during the time it was owned by Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), as a result of a JSA and SSA entered into with Piedmont. Nexstar’s JSA and SSA with Piedmont terminated upon Mission’s acquisition of KTVE on January 16, 2008. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Clear Channel TV, Inc. (“Clear Channel”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair, Piedmont and Clear Channel and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under FIN No. 46R. Nexstar made payments to Sinclair under the outsourcing agreements of $1.0 million for each of the three months ended June 30, 2009 and 2008, respectively and $1.4 million and $1.6 million for the six months then ended.

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

Nexstar entered into a management services agreement with Four Points Media Group effective March 20, 2009.  Four Points owns and operates seven individual stations in four markets.  Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations.  In return for managing the stations, Nexstar receives a fixed annual management fee of $2.0 million per year, as well as annual incentive compensation based on incremental broadcast cash flow of the Four Points’ stations.  Nexstar is also entitled to a share of the equity profits if the stations are sold while the agreement is in effect.  The agreement provides for a minimum compensation of $10.0 million to Nexstar if the Four Points stations are sold during the initial three year term of the agreement.  Nexstar has concluded that this agreement gives Nexstar a variable interest in Four Points.  We have evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest and therefore, we do not consolidate Four Points’ financial results into our own.  Nexstar must indemnify Four Points for any claim or liability that arises out of Nexstar’s acts or omissions related to the agreement.   For this reason, the maximum exposure to loss as a result of our agreement with Four Points is undeterminable.

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

The Company recognized stock-based compensation expense of $0.3 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $1.3 million for the six months then ended, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, SFAS No. 123(R) has had no impact on income tax expense reported in the financial statements.

At June 30, 2009, there was approximately $3.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 3.1 years. There were no stock options exercised during the six months ended June 30, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months and six months ended June 30, 2009 and 2008, there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	3,616,478	2,355,611	3,665,739	2,381,639
In-the-money stock options excluded as the Company had a net loss during the period	—	1,743,078	—	1,810,861

 Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with U.S. GAAP requirements for exchanges of nonmonetary assets.  The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” a replacement of SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for our third-quarter 2009 financial statements. The Codification is not expected to change GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for our second quarter ended June 30, 2009.  We have evaluated subsequent events through August 12, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009.  We adopted this FSP in the second quarter of 2009.  The adoption of this FSP did not impact our financial position or results of operations.  It did, however, result in additional disclosures related to the fair value of our debt.  See Note 10 of these financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this FSP in the second quarter of 2009.  Adoption of the FSP did not have any effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted FSP No. FAS 142-3 in January 2009 and it did not have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting SFAS No. 141(R) will be primarily limited to business combinations occurring on or after January 1, 2009. SFAS No. 160 had no impact on our financial position or results of operations.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of June 30, 2009 and December 31, 2008, there were no investments in marketable securities.

As of June 30, 2009 and December 31, 2008, the Company had $7.4 million and $12.0 million, respectively invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of June 30, 2009 and December 31, 2008, the fair value of the money market investment was an asset of $7.4 million and $12.0 million, respectively.

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

5.	Acquisitions

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. Nexstar viewed this acquisition as an opportunity to leverage our management expertise and increase profitability of the station by overlaying our existing retransmission compensation contracts and incorporating our cost reduction strategies.  The transaction closed on May 1, 2009.  Cash available on hand was used to make a $1.0 million down payment in February 2009 and the remaining $16.2 million was paid upon closing.  Transaction costs such as legal, accounting, valuation and other professional services were $0.3 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the WCWJ purchase consideration to assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of tangible and intangible asset appraisals.

Accounts receivable	1,320
Current portion of broadcast rights	2,078
Prepaids and other current assets	28
Property and equipment	4,172
Long-term portion of broadcast rights	3,371
FCC license	8,561
Goodwill	96
Other intangible assets	70
Total assets acquired	19,696
Less: current portion of broadcast rights payable	808
Less: accounts payable	177
Less: accrued expenses	65
Less: long-term portion of broadcast rights payable	1,495

Net assets acquired	$17,151

Goodwill of $0.1 million is expected to be deductible for tax purposes. The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs.

WCWJ’s revenue of $1.6 million and net income of $0.1 million for the period May 1, 2009 to June 30, 2009 have been included in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2009.

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ (formerly KWBF), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million. The acquisition gives Nexstar an opportunity to further utilize existing retransmission compensation contracts and also to achieve duopoly synergies within the KARZ market.  In accordance with the purchase agreement, Nexstar made a down payment of $0.4 million in 2008. This acquisition closed on March 12, 2009 and the remaining $3.6 million was paid from available cash on hand.  Transaction costs such as legal, accounting, valuation and other professional services were $0.1 million.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Acquisitions—(Continued)

KARZ’s revenue of $0.6 million and net income of $0.5 million for the period April 1, 2009 to June 30, 2009 and revenue of $0.7 million and net income of $0.7 million for the period February 1, 2009 to June 30, 2009 (post TBA) have been included in the accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 2009, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WCWJ and KARZ had occurred on January 1, 2009 and 2008, respectively:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net revenue	$62,942	$73,563	$120,460	$140,280
Income (loss) before income taxes	232	5,689	7,566	(7,815)
Net income (loss)	(1,159)	4,055	4,796	(11,128)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$344,662	$(210,532)	$134,130	$344,662	$(199,159)	$145,503
Other definite-lived intangible assets	1-15	13,455	(9,500)	3,955	13,385	(9,037)	4,348
Total intangible assets subject to amortization		$358,117	$(220,032)	$138,085	$358,047	$(208,196)	$149,851

Total amortization expense from definite-lived intangibles was $5.9 million and $6.4 million for the three months ended June 30, 2009 and 2008, respectively and $11.8 million and $12.8 million for the six months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of June 30, 2009 is approximately $23.5 million for each year for the years 2009 through 2011; $23.0 million for 2012; and $17.0 million for 2013.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $252.7 million and $240.7 million at June 30, 2009 and December 31, 2008, respectively. The Company expenses as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2009, the Company did not identify any events that would trigger an impairment assessment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill and FCC licenses for the six months ended June 30, 2009 was as follows:

	Goodwill	FCC Licenses
	(in thousands)	(in thousands)
Beginning balance	$115,632	$125,057
Acquisitions	431	11,234
Reclassification of asset	356	—
Ending balance	$116,419	$136,291

During 2009, the consummation of the acquisitions of KARZ and WCWJ increased goodwill and FCC licenses by $0.4 million and $11.2 million, respectively.  During the six months ended June 30, 2009 the Company reclassified certain amounts that totaled $0.4 million representing goodwill that was improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

7.	Restructure Charge

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. To receive any of the termination payments, the employees had to remain employed through their respective termination dates, as specified in the termination agreement. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date.  The liability, which has been paid in full, was recorded in accrued expenses on the Company’s balance sheet.  Nexstar estimates the restructuring will save the Company approximately $2.2 million annually.

8.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Compensation and related taxes	$2,876	$3,102
Sales commissions	1,045	1,550
Employee benefits	653	947
Property taxes	721	444
Other accruals related to operating expenses	7,922	6,441
	$13,217	$12,484

9.	Customer Rebate Program

In January 2009, Nexstar enacted a rebate program for its television spot advertisers entitling them to receive a 20% cash rebate for every incremental dollar spent in the first half of 2009 over what they spent in the first half of 2008.  To be eligible for this incentive, customers had to sign a contractual agreement and their account had to be paid current.  As of June 30, 2009 the Company has accrued a liability of $0.9 million related to the rebate program.  This liability is included in accrued expenses in the condensed consolidated balance sheet.  These rebates reduced the Company’s net sales by $0.8 million and $0.9 million for the three months and six months ended June 30, 2009, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Term loans	$323,431	$325,174
Revolving credit facilities	85,000	31,000
7% senior subordinated notes due 2014, net of discount of $1,026 and $1,708	46,884	190,778
7% senior subordinated PIK notes due 2014, net of discount of $14,832	127,669	—
11.375% senior discount notes due 2013	49,981	77,820
Senior subordinated PIK notes due 2014, net of discount of $208 and $416	39,818	37,345
	672,783	662,117
Less: current portion	(3,485)	(3,485)
	$669,298	$658,632

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of June 30, 2009 and December 31, 2008, Nexstar had $157.2 million and $158.1 million, respectively, outstanding under its Term Loan B and $78.0 million and $24.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the six months ended June 30, 2009, repayments of Nexstar’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the six months ended June 30, 2009, borrowings from Nexstar’s revolving loan totaled $54.0 million.

The total weighted-average interest rate of the Nexstar Facility was 2.63% and 3.35% at June 30, 2009 and December 31, 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of June 30, 2009 and December 31, 2008, Mission had $166.2 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the six months ended June 30, 2009, repayments of Mission’s Term Loan B totaled $ 0.9 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 2.33% and 3.19% at June 30, 2009 and December 31, 2008, respectively.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $12.5 million of total unused revolving loan commitments under their respective credit facilities, $2.2 million of which was available for borrowing, based on the covenant calculations as of June 30, 2009.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Debt—(Continued)

Exchange of Senior Subordinated Notes for Senior Subordinated Payment-in-kind (“PIK”) Notes

On February 27, 2009, Nexstar Broadcasting, an indirect subsidiary of Nexstar, announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (the “Old Notes”) in exchange for (i) up to $142,320,761 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The total exchange price received by tendering holders of the Old Notes in the exchange offer included an early participation payment of $30.00 per $1,000 principal amount of Old Notes payable only to holders who tendered their Old Notes at or before March 10, 2009, which is in addition to the $93.10 per $1,000 principal amount of Old Notes payable to all holders who validly tendered their Old Notes on March 26, 2009. The exchange closed on March 30, 2009. The New Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The New Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting will pay interest on the New Notes on January 15 and July 15 of each year, commencing on July 15, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months. However, prior to January 15, 2011, the interest on the New Notes will not be cash interest. From the date of issuance through January 15, 2011, Nexstar Broadcasting will pay interest on the New Notes entirely by issuing additional New Notes (the “PIK Interest”). PIK Interest will accrue on the New Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all New Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011. As a result of the exchange offer and the subsequently accrued PIK interest, Nexstar now has approximately $142.5 million in aggregate principal of New Notes outstanding and approximately $47.9 million in aggregate principal amount of Old Notes outstanding. Total cash consideration paid to tendering bondholders was $17.7 million. The exchange transaction was accounted for as a modification of existing debt. The Company incurred $2.9 million in fees related to the transaction, including banking fees, legal fees and accounting fees, which were charged to selling, general and administrative expenses.

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

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.50 times the last twelve months operating cash flow (as defined in the credit agreement) at June 30, 2009, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 4.50 times the last twelve months operating cash flow at June 30, 2009, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2009, we are in compliance with all of our covenants.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Debt—(Continued)

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar and Mission’s debt were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$323,431	$238,151	$325,174	$293,388
Revolving credit facilities(1)	$85,000	$64,165	$31,000	$27,829
7% senior subordinated notes(2)	$46,884	$17,347	$190,778	$78,219
7% senior subordinated PIK notes(3)	$127,669	$35,747	$—	$—
Senior discount notes(2)	$49,981	$12,495	$77,820	$26,264
Senior subordinated PIK notes(3)	$39,818	$17,122	$37,345	$16,805

(1)	The fair value of bank credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s 7% senior subordinated notes and 11.375% senior discount notes is estimated based on actual trade prices reported to the National Association of Securities Dealers, Inc.
(3)	The fair value of Nexstar’s 7% senior subordinated PIK notes and private placement senior subordinated PIK notes is estimated based on bid prices obtained from an investment banking firm.

11.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz.   Effective May 1, 2009 we signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies.  Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair.  As a result, Blair has sued the Company for additional termination fees.  Katz has indemnified the Company for all expenses related to the settlement and defense of this lawsuit.  Termination of these contracts resulted in a non-cash contract termination fee of $191 thousand.  The associated termination incentive will be recognized as a reduction in operating expenses over the ten year contract term.  As of June 30, 2009, the current portion of these deferred amounts of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.9 million was included in deferred representation fee incentive in the accompanying condensed balance sheet.  The Company recognized $0.2 million and $0.3 million of these incentives as a reduction of selling, general and administrative expense for the three months and six months ended June 30, 2009, respectively.  For the three months and six months ended June 30, 2008, the Company recognized $0.2 million of these incentives.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Deferred rent	$7,479	$7,222
Software agreement obligation	4,109	4,281
Other	1,987	1,772
	$13,575	$13,275

13.	Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of June 30, 2009, a total of 728,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

14.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended June 30, 2009 and 2008, the Company recognized gains of $2.4 million and $2.7 million, respectively, and $4.1 million and $3.6 million, respectively for the six months then ended, from the exchange of this equipment.

15.	Gain on Casualty Loss

On February 2, 2009, the building in Port Arthur, Texas suffered extensive fire damage resulting in a total loss of the building. The operations previously performed in this building had been moved to Little Rock, Arkansas prior to the fire. The building was fully insured and the payout on the claim resulted in a gain of $0.8 million.

On May 8, 2009, a transmission tower at KSNF collapsed, damaging a portion of the facility and nearby property.  The settlement of the claim resulted in a gain of $2.2 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Income Taxes

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

As of January 1, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of June 30, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of June 30, 2009, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Digital Television (“DTV”) Conversion

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Nexstar’s and Mission’s stations have completed the transition to digital operations except for KSNF, KQTV and KMID.  KSNF and KQTV hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009, which permits may be extended by the FCC until construction of the facilities is completed.  Nexstar anticipates completing construction of KQTV’s full-power DTV facilities by October 1, 2009 and KSNF’s full-power DTV facilities by November 1, 2009.  Nexstar has completed construction of KMID’s full-power DTV facilities and is working with the FCC with respect to a grant of KMID’s authorization.

DTV conversion expenditures were $6.3 million and $5.1 million, for the six months ended June 30, 2009 and 2008, respectively. The Company will incur various capital expenditures with respect to the completion of DTV facilities for KSNF, KQTV and KMID. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	FCC Regulatory Matters—(Continued)

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect.  Multiple challenges to this proceeding were filed with the U.S. Courts of Appeal.  The court proceedings remain pending.

18.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At June 30, 2009, Mission had $173.2 million outstanding under its senior credit facility.

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

Prior periods have been reclassified to conform to current presentation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Condensed Consolidating Financial Information—(Continued)

The Company and its subsidiaries have the following notes outstanding:

1.
Nexstar Holdings, 100% of the shares are directly held by Nexstar has 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar but not guaranteed by any other entities.

2.	Nexstar Broadcasting, Inc., 100% of the shares are directly held by Nexstar Holdings, has the following notes outstanding:

(a)	7% Senior Subordinated Notes (“7% Notes”) due 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(b)	7% Senior Subordinated PIK Notes due 2014 (“7% PIK Notes”). The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Condensed Consolidating Financial Information—(Continued)

Balance Sheet
June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,483	$803	$—	$—	$14,286
Due from Mission	—	14,156	—	—	(14,156)	—
Other current assets	—	61,561	3,321	6	—	64,888
Total current assets	—	89,200	4,124	6	(14,156)	79,174
Investments in subsidiaries eliminated upon consolidation	(58,914)	—	—	(3,614)	62,528	—
Amounts due from parents eliminated upon consolidation	—	2,075	—	—	(2,075)	—
Property and equipment, net	—	116,001	28,572	—	—	144,573
Goodwill	—	97,429	18,990	—	—	116,419
FCC licenses	—	113,596	22,695	—	—	136,291
Other intangible assets, net	—	109,994	28,091	—	—	138,085
Other noncurrent assets	—	12,614	1,690	914	—	15,218
Total assets	$(58,914)	$540,909	$104,162	$(2,694)	$46,297	$629,760
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	14,156	—	(14,156)	—
Other current liabilities	—	32,483	4,484	1,421	—	38,388
Total current liabilities	—	34,241	20,367	1,421	(14,156)	41,873
Debt	—	447,820	171,497	49,981	—	669,298
Amounts due to subsidiary eliminated upon consolidation	(2,741)	—	—	4,816	(2,075)	—
Other noncurrent liabilities	(3)	62,462	15,739	2	—	78,200
Total liabilities	(2,744)	544,523	207,603	56,220	(16,231)	789,371
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(56,454)	(3,614)	(103,441)	(58,914)	62,528	(159,895)
Total stockholders’ equity (deficit)	(56,170)	(3,614)	(103,441)	(58,914)	62,528	(159,611)
Total liabilities and stockholders’ equity (deficit)	$(58,914)	$540,909	$104,162	$(2,694)	$46,297	$629,760

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$60,087	$2,065	$—	$—	$62,152
Revenue between consolidated entities	—	1,800	6,140	—	(7,940)	—
Net revenue	—	61,887	8,205	—	(7,940)	62,152
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,571	1,515	—	—	19,086
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	20,584	597	—	—	21,181
Local service agreement fees between consolidated entities	—	6,140	1,800	—	(7,940)	—
Restructure charge	—	314	—	—	—	314
Non-cash contract termination fees	—	191	—	—	—	191
Amortization of broadcast rights	—	4,625	1,040	—	—	5,665
Amortization of intangible assets	—	4,657	1,287	—	—	5,944
Depreciation	—	4,355	1,039	—	—	5,394
Gain on asset exchange	—	(2,189)	(249)	—	—	(2,438)
Gain on property and asset disposal, net	—	(2,228)	(1)	—	—	(2,229)
Total operating expenses	—	54,020	7,028	—	(7,940)	53,108
Income from operations	—	7,867	1,177	—	—	9,044
Interest expense, including amortization of debt financing costs	—	(6,115)	(1,310)	(1,480)	—	(8,905)
Equity in loss of subsidiaries	(801)	—	—	679	122	—
Other income, net	—	8	2	—	—	10
Income (loss) before income taxes	(801)	1,760	(131)	(801)	122	149
Income tax expense	—	(1,081)	(310)	—	—	(1,391)
Net income (loss)	$(801)	$679	$(441)	$(801)	$122	$(1,242)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Six Months Ended June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$113,446	$4,174	$—	$—	$117,620
Revenue between consolidated entities	—	3,825	12,228	—	(16,053)	—
Net revenue	—	117,271	16,402	—	(16,053)	117,620
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	35,000	3,141	—	—	38,141
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	43,310	1,342	—	—	44,652
Local service agreement fees between consolidated entities	—	12,228	3,825	—	(16,053)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fees	—	191	—	—	—	191
Amortization of broadcast rights	—	8,523	2,202	—	—	10,725
Amortization of intangible assets	—	9,262	2,574	—	—	11,836
Depreciation	—	8,697	1,893	—	—	10,590
Gain on asset exchange	—	(3,601)	(497)	—	—	(4,098)
(Gain) loss on property and asset disposal, net	—	(2,822)	2	—	—	(2,820)
Total operating expenses	—	111,458	14,482	—	(16,053)	109,887
Income from operations	—	5,813	1,920	—	—	7,733
Interest expense, including amortization of debt financing costs	—	(12,858)	(2,716)	(3,191)	—	(18,765)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity income (loss) of subsidiaries	6,224	—	—	(8,587)	2,363	—
Other income, net	—	42	3	—	—	45
Income (loss) before income taxes	6,224	(6,438)	(793)	6,224	2,363	7,580
Income tax expense	—	(2,149)	(621)	—	—	(2,770)
Net income (loss)	$6,224	$(8,587)	$(1,414)	$6,224	$2,363	$4,810

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Six Months Ended June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$1,633	$1,281	$9,561	$(10,579)	$1,896

Cash flows from investing activities:
Additions to property and equipment, net	—	(8,360)	(1,041)	—	—	(9,401)
Acquisition of broadcast properties and related transaction costs	—	(20,751)	—	—	—	(20,751)
Other investing activities	—	2,088	—	—	—	2,088
Net cash used for investing activities	—	(27,023)	(1,041)	—	—	(28,064)

Cash flows from financing activities:
Repayment of long-term debt	—	(143,600)	(863)	(9,561)	—	(154,024)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—
Issuance of senior subordinated PIK notes in debt exchange	—	142,321	—	—	—	142,321

Net cash provided by (used for) financing activities	—	24,465	(863)	(9,561)	10,579	24,620

Net decrease in cash and cash equivalents	—	(925)	(623)	—	—	(1,548)
Cash and cash equivalents at beginning of period	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of period	$—	$13,483	$803	$—	$—	$14,286

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.           Condensed Consolidating Financial Information—(Continued)

Statement of Cash flows
For the Six Months Ended June 30, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Non-Guarantor Subsidiary	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$22,239	$6,602	$46,906	$(46,906)	$28,841

Cash flows from investing activities:
Additions to property and equipment, net	—	(5,763)	(2,139)	—	—	(7,902)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Other investing activities	—	—	—	—	—	—
Net cash used for investing activities	—	(5,763)	(10,062)	—	—	(15,825)

Cash flows from financing activities:
Repayment of long-term debt	—	(50,880)	(863)	(46,906)	—	(98,649)
Proceeds from revolver draws	—	50,000	—	—	—	50,000
Proceeds from senior subordinated PIK Notes	—	35,000	—	—	—	35,000
Inter-company dividends paid	—	(46,906)	—	—	46,906	—
Other financing activities	—	38	—	—	—	38

Net cash provided by (used for) financing activities	—	(12,748)	(863)	(46,906)	46,906	(13,611)

Net increase (decrease) in cash and cash equivalents	—	3,728	(4,323)	—	—	(595)
Cash and cash equivalents at beginning of period	—	6,310	9,916	—	—	16,226
Cash and cash equivalents at end of period	$—	$10,038	$5,593	$—	$—	$15,631

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of June 30, 2009, unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008, unaudited condensed statement of changes in stockholders’ deficit for the six months ended June 30, 2009, unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Executive Summary

Second Quarter 2009 Highlights

•
Net revenue decreased 12.0% during the second quarter of 2009 compared to the same period in 2008, primarily from decreases in national, local and political revenue, partially offset by increases in retransmission compensation. Total revenue from the retransmission consent agreements was approximately $7.9 million for the three months ended June 30, 2009 (which included approximately $6.3 million of retransmission compensation and approximately $1.6 million of advertising revenue generated from the retransmission consent agreements), compared to $4.7 million for the three months ended June 30, 2008 (which included approximately $3.4 million of retransmission compensation and approximately $1.3 million of advertising revenue generated from the retransmission consent agreements).

•	On May 1, 2009, Nexstar closed on the acquisition of WCWJ, the CW affiliate serving the Jacksonville, Florida market for $17.2 million, net of purchase price adjustments.

•	In May 2009, we completed regionalizing certain accounting and traffic functions as part of our efforts to reduce the Company’s overhead costs.

Overview of Operations

We owned and operated 34 television stations as of June 30, 2009. Through various local service agreements, we programmed, provided sales or other services to 25 additional television stations (exclusive of digital multi-channels), including 16 television stations owned and operated by Mission as of June 30, 2009. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of June 30, 2009 with Mission:

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

Industry Trends

Our net revenue decreased 12.4% to $117.6 million for the six months ended June 30, 2009, compared to $134.3 million for the six months ended June 30, 2008 primarily due to decreases in national and local advertising which is attributable to the overall slowdown in the economy and in particular, the automotive industry, year-over-year.

Political advertising revenue was $1.3 million for the six months ended June 30, 2009, a significant decrease from the $5.6 million for the six months ended June 30, 2008. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2009 is a non-election year, we expect significantly less political advertising revenue to be reported in 2009 in relation to the amount of political advertising reported in 2008.

Automotive-related advertising, our largest advertising category, represented approximately 15% and 22% of our core local and national advertising revenue for the six months ended June 30, 2009 and 2008. Our automotive-related advertising decreased approximately 43% for the six months ended June 30, 2009 as compared to the same period in 2008. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last three years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

Pending Transaction

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$40,207	62.8	$45,689	61.4	$76,096	62.8	$87,605	62.0
National	12,178	19.0	17,757	23.9	24,287	20.0	33,921	24.0
Political	826	1.3	3,598	4.8	1,259	1.1	5,648	4.0
Retransmission compensation	6,371	10.0	3,331	4.5	11,640	9.6	6,607	4.7
eMedia revenue	2,965	4.6	2,609	3.5	5,321	4.4	4,612	3.3
Network compensation	530	0.8	916	1.2	1,091	0.9	1,765	1.2
Other	929	1.5	545	0.7	1,437	1.2	1,102	0.8

Total gross revenue	64,006	100.0	74,445	100.0	121,131	100.0	141,260	100.0
Less: Agency commissions	6,496	10.1	8,494	11.4	12,496	10.3	16,014	11.3
Net broadcast revenue	57,510	89.9	65,951	88.6	108,635	89.7	125,246	88.7
Trade and barter revenue	4,642		4,667		8,985		9,084
Net revenue	$62,152		$70,618		$117,620		$134,330

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:
	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$62,152	100.0	$70,618	100.0	$117,620	100.0	$134,330	100.0
Operating expenses:
Corporate expenses	3,701	6.0	3,588	5.1	10,468	8.9	6,811	5.1
Station direct operating expenses, net of trade	17,682	28.4	17,583	24.9	35,490	30.2	35,659	26.5
Selling, general and administrative expenses	17,480	28.1	18,251	25.8	34,184	29.1	35,913	26.7
Restructure charge	314	0.5	—	—	670	0.6	—	—
Non-cash contract termination fees	191	0.3	—		191	0.2	7,167	5.3
Gain on asset exchange	(2,438)	(3.9)	(2,742)	(3.9)	(4,098)	(3.5)	(3,592)	(2.7)
(Gain) loss on asset disposal, net	(2,229)	(3.6)	(205)	(0.3)	(2,820)	(2.4)	(170)	(0.1)
Trade and barter expense	4,288	6.9	4,449	6.3	8,500	7.2	8,958	6.7
Depreciation and amortization	11,338	18.2	11,471	16.2	22,426	19.1	23,176	17.3
Amortization of broadcast rights, excluding barter	2,781	4.5	2,057	2.9	4,876	4.1	4,303	3.2

Income from operations	$9,044		$16,166		$7,733		$16,105

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenue

Gross local advertising revenue was $40.2 million for the three months ended June 30, 2009, a decrease of $5.5 million or 12.0% when compared to $45.7 million for the same period in 2008. Gross national advertising revenue was $12.2 million for the three months ended June 30, 2009, compared to $17.8 million for the same period in 2008, a decrease of $5.6 million, or 31.4%. Advertising revenue from Paid Programming, Automotive and Telecom business categories decreased by approximately $0.9 million, $6.2 million and $1.0 million, respectively during the second quarter of 2009 compared to the prior year.

Gross political advertising revenue was $0.8 million for the three months ended June 30, 2009, compared to $3.6 million for the same period in 2008, a decrease of $2.8 million, or 77.0%. The decrease in gross political revenue was mainly attributed to the presidential and statewide primary elections and to statewide and/or local races that occurred during the three months ended June 30, 2008 as compared to nominal political advertising during the three months ended June 30, 2009.

Retransmission compensation was $6.4 million for the three months ended June 30, 2009, compared to $3.3 million for the same period in 2008, an increase of $3.1 million or 91.3%. The increase in retransmission compensation was primarily the result of agreements with various cable companies being renegotiated at higher rates in the fourth quarter of 2008.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $3.0 million for the three months ended June 30, 2009, compared to $2.6 million for the three months ended June 30, 2008. The increase in eMedia revenue is attributable to the continued expansion of markets and products offered in this area.

In January 2009, Nexstar enacted a rebate program for its television spot advertisers entitling them to receive a 20% cash rebate for every incremental dollar spent in the first half of 2009 over what they spent in the first half of 2008.  To be eligible for this incentive, customers had to sign a contractual agreement and their account had to be paid current.  These rebates reduced the Company’s net sales by $0.8 million for the three months ended June 30, 2009.

Net revenue for the three months ended June 30, 2009 decreased 12.0% to $62.2 million compared to $70.6 million for the three months ended June 30, 2008.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $3.7 and $3.6 million for the three month periods ended June 30, 2009 and 2008, respectively.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.2 million for the three months ended June 30, 2009, compared to $35.8 million for the same period in 2008, a decrease of $0.6 million, or 1.9%. This decrease is primarily attributed to a decrease in national sales commissions of $0.4 million related to a decrease in national and political revenue.

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date.  Nexstar estimates the restructuring will save the Company approximately $2.2 million annually. The Company incurred a $0.3 million charge during the three months ended June 30, 2009 related to these benefits.

In May 2009, the Company incurred a non-cash charge of $0.2 million related to the termination of national sales representation agreements at certain stations.

Amortization of intangible assets was $5.9 and $6.4 million for the three months ended June 30, 2009 and 2008, respectively.  The decrease in amortization was primarily due to the reduction of the carrying value of network affiliation agreements being amortized in 2009 as a result of impairments in the second half of 2008 and one station changing networks at the beginning of 2009.

While there are no known circumstances or events as of June 30, 2009 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.4 million and $5.1 million for the three month periods ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009 and June 30, 2008, we recognized a gain of $2.4 million and $2.7 million, respectively from the exchange of equipment under an arrangement with Sprint Nextel Corporation.

The net gain on asset disposal of $2.2 million for the three months ended June 30, 2009 included a $2.2 million gain related to the KSNF tower insurance claim.

Income from Operations

Income from operations was $9.0 million for the three months ended June 30, 2009, compared to $16.2 million for the same period in 2008, a decrease of $7.2 million, or 44.1%. The decrease was primarily due to the decrease in net revenue of $8.4 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $8.9 million for the three months ended June 30, 2009, compared to $10.8 million for the same period in 2008, a decrease of $1.9 million or 17.6%. The decrease in interest expense was primarily attributed to lower average interest rates in the second quarter of 2009 compared to the same period in 2008 as well as reductions in the outstanding 11.375% notes, period-over-period.

Income Taxes

Income tax expense was $1.4 million for the three months ended June 30, 2009, compared to $1.6 million for the same period in 2008, a decrease of $0.2 million, or 14.9%. The decrease was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets.  The impairment charges recorded in September 30 and December 31, 2008 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Revenue

Gross local advertising revenue was $76.1 million for the six months ended June 30, 2009 a decrease of $11.5 million or 13.1% when compared to $87.6 million for the six months ended June 30, 2008.   Gross national advertising revenue was $24.3 million for the six months ended June 30, 2009, compared to $33.9 million for the same period in 2008, a decrease of $9.6 million, or 28.4%. Advertising revenue from Paid Programming, Automotive, Fast Foods/Restaurants, Furniture and Telecom business categories decreased by approximately $1.6 million, $11.6 million, $0.9 million, $1.5 million and $1.0 million during the six months ended June 30, 2009 compared to the prior year.

 Gross political advertising revenue was $1.3 million for the six months ended June 30, 2009, compared to $5.6 million for the same period in 2008, a decrease of $4.3 million, or 77.7%. The decrease in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races that occurred during the six months ended June 30, 2008 as compared to nominal political advertising during the six months ended June 30, 2009.

Retransmission compensation was $11.6 million for the six months ended June 30, 2009, compared to $6.6 million for the same period in 2008, an increase of $5.0 million, or 76.2%. The increase in retransmission compensation was primarily the result of agreements with various cable companies being renegotiated at higher rates in the fourth quarter of 2008.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $5.3 million for the six months ended June 30, 2009, compared to $4.6 million for the six months ended June 30, 2008. The increase in eMedia revenue was a result of the continued expansion of markets and products offered in this area.

In January 2009, Nexstar enacted a rebate program for its television spot advertisers entitling them to receive a 20% cash rebate for every incremental dollar spent in the first half of 2009 over what they spent in the first half of 2008.  To be eligible for this incentive, customers had to sign a contractual agreement and their account had to be paid current.  These rebates reduced the Company’s net sales by $0.9 million for the six months ended June 30, 2009.

Net revenue for the six months ended June 30, 2009 decreased 12.4% to $117.6 million compared to $134.3 million for the six months ended June 30, 2008.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $10.5 million for the six months ended June 30, 2009, compared to $6.8 million for the six months ended June 30, 2008, an increase of $3.7 million, or 53.7%. The increase during the six months ended June 30, 2009 was primarily attributed to $2.9 million in fees associated with the March 2009 7% notes exchange offer, including bank, legal and accounting fees combined with increases in payroll-related costs of $0.7 million, partially offset by a decrease in stock-based compensation of $0.6 million.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $69.7 million for the six months ended June 30, 2009, compared to $71.6 million for the same period in 2008, a decrease of $1.9 million, or 2.7%. This decrease is primarily attributed to decreases in national and local sales commissions which are due to decreases in national and local revenue.

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date.  Nexstar estimates the restructuring will save the Company approximately $2.2 million annually The Company incurred a $0.7 million charge during the six months ended June 30, 2009 related to these benefits.

In May 2009, the Company incurred a non-cash charge of $0.2 million related to the termination of national sales representation agreements at certain stations.  The Company incurred a similar type of charge in March 2008 in the amount of $7.2 million related to a different group of stations.

Amortization of intangible assets was $11.8 and $12.8 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in amortization was primarily due to the reduction of the carrying value of network affiliation agreements being amortized in 2009 as a result of impairments in the second half of 2008 and one station changing networks at the beginning of 2009.

While there are no known circumstances or events as of June 30, 2009 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $10.6 million and $10.4 million for the six months ended June 30, 2009, and 2008, respectively.

For the six months ended June 30, 2009, and June, 30 2008 respectively, we recognized a gain of $4.1 million and $3.6 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation.

The net gain on asset disposal of $2.8 million for the six months ended June 30, 2009 included a $2.2 million gain related to the KSNF tower insurance claim.

Income from Operations

Income from operations was $7.7 million for the six months ended June 30, 2009, compared to income from operations of $16.1 million for the same period in 2008, a decrease of $8.4 million, or 52.0%. The decrease was primarily the result of the decrease in net revenue of $16.7 million combined with an increase of $3.7 million in corporate expenses, which includes the $2.9 million of fees related to the debt exchange, partially offset by the decrease in non-cash contract termination fees of $7.0 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $18.8 million for the six months ended June 30, 2009, compared to $24.8 million for the same period in 2008, a decrease of $6.0 million, or 24.3%. The decrease in interest expense was primarily attributed to lower average interest rates during the six months ended June 30, 2009 compared to the same period in 2008 as well as reductions in the outstanding 11.375% notes, period-over-period.

Gain on Extinguishment of Debt

In the first quarter of 2009, the Company purchased $27.9 million of its 11.375% notes and $1.0 million of its 7% notes for a total of $10.0 million, plus accrued interest of $1.0 million.  These transactions resulted in combined gains of $18.6 million for the six months ended June 30, 2009.

Income Taxes

Income tax expense was $2.8 million for the six months ended June 30, 2009, compared to $3.3 million for the same period in 2008, a decrease of $0.5 million, or 16.4%. The decrease was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets.  The impairment charges recorded in September 30 and December 31, 2008 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,896	$28,841
Net cash used for investing activities	(28,064)	(15,825)
Net cash provided by (used for) financing activities	24,620	(13,611)

Net decrease in cash and cash equivalents	$(1,548)	$(595)

Cash paid for interest	$17,750	$16,732
Cash paid for income taxes, net	$523	$178

	June 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$14,286	$15,834
Long-term debt including current portion	$672,783	$662,117
Unused commitments under senior credit facilities (1)	$12,500	$66,500

(1)
As of June 30, 2009, there was $12.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities.  Based on covenant calculations, as of June 30, 2009, $2.2 million was available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $26.9 million during the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to a decrease in net revenue of $16.7 million combined with an increase of $1.8 million in operating expenses, an increase in cash interest paid of $1.0 million, and decreases due to 1) a change in the timing of receipts for deferred revenue of $1.8 million and 2) a change in the timing of payments of accounts payable of $4.1 million.

Cash paid for interest increased by $1.0 million during the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to cash interest payments on the 11.375% notes in 2009, which did not begin until the fourth quarter of 2008, partially offset by a reduction in interest payments on the bank debt due to lower overall interest rates.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $12.2 million during the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to an increase in acquisitions of new stations.

Acquisition-related payments for the six months ended June 30, 2009 consisted of the acquisitions of KARZ for $3.6 million and the acquisition of WCWJ for $17.2 million.

Capital expenditures were $9.4 million for the six months ended June 30, 2009, compared to $7.9 million for the six months ended June 30, 2008. The increase was primarily attributable to DTV conversions.

We project that 2009 full-year capital expenditures will be approximately $14.4 million, which is expected to include approximately $7.3 million of digital conversion expenditures. We expect to conclude our digital conversion expenditures during 2009.

Cash Flows – Financing Activities

The comparative net cash from financing activities increased by $38.2 million during the six months ended June 30, 2009 compared to the same period in 2008, due primarily to an increase in net borrowings under the revolving credit facility of $54.0 million, partially offset by consideration of $17.7 million paid to bondholders in the exchange of the 7% senior subordinated notes.

During the six months ended June 30, 2009, there were $54.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities, compared to $50.0 million of borrowings and $50.0 million of repayments under the revolving credit facility for the six months ended June 30, 2008.

During the six months ended June 30, 2009, there were $1.7 million of repayments under our and Mission’s senior secured credit facilities, all consisting of scheduled term loan maturities. Additionally, we purchased $27.9 million and $1.0 million (both face amounts) of our 11.375% notes and 7% notes, respectively, for a total of $10.0 million.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2009, Nexstar and Mission had total combined debt of $672.8 million, which represented 131.1% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2009:

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
		(in thousands)
Nexstar senior credit facility	$235,208	$879	$3,516	$230,813	$—
Mission senior credit facility	173,224	864	3,454	168,906	—
Senior subordinated PIK notes due 2014	42,628	—	—	—	42,628
7% senior subordinated notes due 2014	47,910	—	—	—	47,910
7% senior subordinated PIK notes due 2014	143,600	—	—	—	143,600
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
	$692,551	$1,743	$6,970	$449,700	$234,138

We make semiannual interest payments on our 7% (non-PIK) Notes of on January 15th and July 15th of each year. The 11.375% Notes began to accrue cash interest on April 1, 2008. We make semiannual interest payments on our 11.375% Notes on April 1st and October 1st. Our senior subordinated PIK notes due 2014 will begin paying cash interest in 2010 and our 7% senior subordinated PIK notes due 2014 will begin paying cash interest in 2011. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

As of June 30, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 9 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates seven stations in exchange for a service fee, and 4) the consummation of a purchase agreement on March 12, 2009 to acquire all the assets of KARZ and the consummation of a purchase agreement on May 1, 2009 to acquire all the assets of WCWJ.

In addition to the above items, our plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees and reduction of discretionary operating expenses. We believe the consummation of the exchange offer combined with the actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from June 30, 2009. However, no assurance can be provided that our actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the debt covenants.  In such event, we would consider a range of transactions or strategies to address any such situation.  For example, we might decide to divest non-core assets, seek an amendment to our bank credit facility, refinance our existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies we might consider, could be consummated on terms satisfactory to us or at all.

Cash Requirements for Digital Television (“DTV”) Conversion

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Nexstar’s and Mission’s stations have completed the transition to digital operations except for KSNF, KQTV and KMID.  KSNF and KQTV hold construction permits issued by the FCC to build higher-power DTV facilities by August 18, 2009, which permits may be extended by the FCC until construction of the facilities is completed.  Nexstar anticipates completing construction of KQTV’s full-power DTV facilities by October 1, 2009 and KSNF’s full-power DTV facilities by November 1, 2009.  Nexstar has completed construction of KMID’s full-power DTV facilities and is working with the FCC with respect to a grant of KMID’s authorization.

DTV conversion expenditures were $6.3 million and $5.1 million, respectively, for the six months ended June 30, 2009 and 2008, respectively. The Company will incur various capital expenditures with respect to the completion of DTV facilities for KSNF, KQTV and KMID. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 52 through 57 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of June 30, 2009 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

The term loan borrowings at June 30, 2009 under the senior credit facilities bear interest at a weighted average interest rate of 2.56%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at June 30, 2009 under the senior credit facilities bear interest at a weighted average interest rate of 2.28%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$4,084	$2,042	$(2,042)	$(4,084)

Our 7% notes, our two senior subordinated PIK notes due 2014, and our 11.375% senior discount notes due 2013 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of June 30, 2009, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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
 Nexstar Broadcasting Group, Inc. held its 2009 Annual Meeting of Stockholders on May 28, 2009. Each of the following matters were approved by the stockholders by the following votes:

Proposal 1 – The election of ten members to the Board of Directors to serve as directors until the next meeting of stockholders.

Nominees:	For:	Withheld:	Abstain:
Perry A. Sook	143,994,266	1,388,668	0
Blake R. Battaglia	140,718,177	4,664,757	0
Erik Brooks	143,928,134	1,454,800	0
Jay M. Grossman	143,813,619	1,569,315	0
Brent Stone	140,719,606	4,663,328	0
Royce Yudkoff	143,813,658	1,569,276	0
Geoff Armstrong	145,208,023	174,911	0
Michael Donovan	141,613,719	3,769,215	0
I. Martin Pompadur	145,207,923	175,011	0
Lisbeth McNabb	145,202,032	180,902	0

Proposal 2 – The ratification of the selection of PricewaterhouseCoopers LLP as Nexstar Broadcasting Group, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For:	Against:	Abstain:
145,318,738	48,965	15,230

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index

10.1	Thomas E. Carter employment agreement.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

/S/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas E. Carter
By:	Thomas E. Carter
Its:	Chief Financial Officer (Principal Financial Officer)

Dated: August 12, 2009