Form 10-Q
period 2009-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2009-11-12
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

As of October 31, 2009 the Registrant had outstanding:
15,018,839 shares of Class A Common Stock:
and 13,411,588 shares of Class B Common Stock

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$19,323	$15,834
Accounts receivable, net of allowance for doubtful accounts of $797 and $832, respectively	54,866	53,190
Current portion of broadcast rights	19,341	14,273
Prepaid expenses and other current assets	2,266	1,562
Deferred tax asset	15	15

Total current assets	95,811	84,874

Property and equipment, net	146,152	135,878
Broadcast rights	12,847	9,289
Goodwill	109,059	115,632
FCC licenses	127,487	125,057
Other intangible assets, net	132,149	149,851
Other noncurrent assets	3,955	5,400
Deferred tax asset	595	606

Total assets	$628,055	$626,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$3,485	$3,485
Current portion of broadcast rights payable	19,716	14,745
Accounts payable	8,418	9,433
Accrued expenses	13,208	12,484
Taxes payable	323	512
Interest payable	4,275	8,591
Deferred revenue	4,539	7,167
Other liabilities	1,066	1,066

Total current liabilities	55,030	57,483

Debt	672,070	658,632
Broadcast rights payable	15,079	10,953
Deferred tax liabilities	37,186	38,664
Deferred revenue	2,349	1,802
Deferred gain on sale of assets	4,604	4,931
Deferred representation fee incentive	5,737	6,003
Other liabilities	13,612	13,275
Total liabilities	805,667	791,743
Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both September 30, 2009 and December 31, 2008	—	—
Common stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,018,839 and 15,013,839 at September 30, 2009 and December 31, 2008, respectively	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both September 30, 2009 and December 31, 2008	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; no shares issued and outstanding at both September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	399,711	398,586
Accumulated deficit	(577,607)	(564,026)
Total stockholders’ deficit	(177,612)	(165,156)

Total liabilities and stockholders’ deficit	$628,055	$626,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net revenue	$60,399	$70,275	$178,019	$204,605

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	18,726	19,410	56,867	58,189
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	21,628	22,915	66,280	65,639
Restructure charge	—	—	670	—
Non-cash contract termination fees	—	—	191	7,167
Impairment of goodwill and intangible assets	16,164	48,537	16,164	48,537
Amortization of broadcast rights	8,770	5,252	19,495	15,393
Amortization of intangible assets	5,936	6,345	17,772	19,100
Depreciation	5,413	5,229	16,003	15,650
Gain on asset exchange	(2,612)	(487)	(6,710)	(4,079)
Loss (gain) on asset disposal, net	7	(127)	(2,813)	(297)

Total operating expenses	74,032	107,074	183,919	225,299
Loss from operations	(13,633)	(36,799)	(5,900)	(20,694)
Interest expense, including amortization of debt financing costs	(8,668)	(11,606)	(27,433)	(36,401)
Gain on extinguishment of debt	—	—	18,567	—
Interest and other income	5	74	50	626

Loss before income taxes	(22,296)	(48,331)	(14,716)	(56,469)
Income tax benefit (expense)	3,905	3,003	1,135	(310)
Net loss	$(18,391)	$(45,328)	$(13,581)	$(56,779)
Net loss per common share:
Basic and diluted	$(0.65)	$(1.59)	$(0.48)	$(2.00)
Weighted average number of common shares outstanding:
Basic and diluted	28,426	28,425	28,426	28,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2009
(in thousands, except share information)

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2009 (Note 2)	15,013,839	$150	13,411,588	$134	—	$—	$398,586	$(564,026)	$(165,156)
Stock-based compensation expense	—	—	—	—	—	—	1,112	—	1,112
Issuance of common shares related to exercise of stock options	5,000	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(13,581)	(13,581)
Balance at September 30, 2009 (unaudited)	15,018,839	$150	13,411,588	$134	—	$—	$399,711	$(577,607)	$(177,612)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,581)	$(56,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1,467)	(105)
Provision for bad debts	783	410
Depreciation of property and equipment	16,003	15,650
Amortization of intangible assets	17,772	19,100
Amortization of debt financing costs	759	804
Amortization of broadcast rights, excluding barter	10,578	6,701
Payments for broadcast rights	(6,811)	(6,128)
Payment-in-kind interest on debt	3,816	1,050
Gain on asset exchange	(6,710)	(4,079)
Gain on asset disposal, net	(2,813)	(297)
Gain on extinguishment of debt	(18,567)	—
Deferred gain recognition	(327)	(328)
Amortization of debt discount	4,728	3,810
Amortization of deferred representation fee incentive	(457)	(358)
Impairment of goodwill and intangible assets	16,164	48,537
Stock-based compensation expense	1,112	1,828
Non-cash contract termination fee	191	7,167
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,602)	277
Prepaid expenses and other current assets	(963)	501
Taxes receivable	—	351
Other noncurrent assets	250	(727)
Accounts payable and accrued expenses	(1,775)	532
Taxes payable	(189)	(112)
Interest payable	(4,316)	1,028
Deferred revenue	(2,081)	1,549
Other noncurrent liabilities	337	344

Net cash provided by operating activities	9,834	40,726

Cash flows from investing activities:
Additions to property and equipment	(14,347)	(18,119)
Proceeds from sale of assets	97	—
Acquisition of broadcast properties and related transaction costs	(20,756)	(7,923)
Proceeds from insurance on casualty loss	4,900	494

Net cash used for investing activities	(30,106)	(25,548)

Cash flows from financing activities:
Repayment of long-term debt	(154,896)	(104,794)
Proceeds from revolver draws	54,000	50,000
Issuance of senior subordinated PIK notes in debt exchange	142,321	—
Consideration paid to bond holders for debt exchange	(17,677)	—
Proceeds from senior subordinated PIK notes	—	35,000
Proceeds from issuance of common shares related to exercise of stock options	13	38
Net cash provided by (used for) financing activities	23,761	(19,756)
Net increase (decrease) in cash and cash equivalents	3,489	(4,578)
Cash and cash equivalents at beginning of period	15,834	16,226

Cash and cash equivalents at end of period	$19,323	$11,648

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$22,228	$29,440

Income taxes, net	$523	$178

Non-cash investing activities:

Purchase of software	$—	$4,976
Acquisition of equipment in accounts payable	$1,257	$1,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2009, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 63 television stations (inclusive of the digital multi-channels), which includes affiliates of NBC, ABC, CBS, Fox, MyNetworkTV and The CW in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Massachusetts, Florida, Montana, Rhode Island and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Liquidity and Management Plans

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission Broadcasting, Inc. (“Mission”). Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. As of September 30, 2009, we were in compliance with all indentures governing the publicly-held notes.  As of September 30, 2009, we were not in compliance with all covenants contained in the credit agreements governing our senior secured credit facility.  On October 8, 2009, we amended our credit facility to modify certain covenants.  See Note 9 for a more complete discussion of the credit facility amendment.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we will be in compliance with our debt covenants including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates seven stations in exchange for a service fee , 4) the consummation of purchase agreements on March 12, 2009 and May 1, 2009 to acquire all the assets of KARZ and WCWJ, respectively, 5) the October 8, 2009 amendment to the senior credit facility, which modified certain covenants and 6) obtaining the limited waiver of the leverage ratios as of September 30, 2009, in conjunction with the credit amendment.

Debt Covenants

We believe the consummation of the exchange offer along with the debt amendment and other actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from September 30, 2009. However, no assurance can be provided that our actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the debt covenants.  In such event, we would consider a range of transactions or strategies to address any such situation.  For example, we might decide to divest non-core assets, refinance our existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies we might consider, could be consummated on terms satisfactory to us or at all.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.  See Note 18 for reclassified amounts.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as the “Company”) and may include certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”).

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of September 30, 2009, the assets of Mission consisted of current assets of $2.9 million (excluding broadcast rights), broadcast rights of $5.9 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $26.8 million, property and equipment of $29.0 million and other noncurrent assets of $0.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 18 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2009:

Service Agreement	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, WTVO and KTVE

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport Television”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport Television and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations.  Nexstar made payments to Sinclair under the outsourcing agreements of $0.5 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively and $1.7 million and $2.5 million for the nine months then ended.

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

Nexstar entered into a management services agreement with Four Points Media Group effective March 20, 2009.  Four Points owns and operates seven individual stations in four markets.  Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations.  In return for managing the stations, Nexstar receives a fixed annual management fee of $2.0 million per year, as well as annual incentive compensation based on incremental broadcast cash flow of the Four Points’ stations.  Nexstar is also entitled to a share of the equity profits if the stations are sold while the agreement is in effect.  The agreement provides for a minimum compensation of $10.0 million to Nexstar if the Four Points stations are sold during the initial three year term of the agreement.  Nexstar has concluded that this agreement gives Nexstar a variable interest in Four Points.  We have evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest and therefore, we do not consolidate Four Points’ financial results into our own.  Nexstar must indemnify Four Points for any claim or liability that arises out of Nexstar’s acts or omissions related to the agreement.   For this reason, the maximum exposure to loss as a result of our agreement with Four Points is not determinable.

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plans in accordance with accounting rules, which require companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under these rules, the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of its employee stock options.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

The Company recognized stock-based compensation expense of $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.8 million for the nine months then ended, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from stock-based compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, stock-based compensation expense has had no impact on income tax expense reported in the financial statements.

At September 30, 2009, there was approximately $3.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 2.9 years. There were five thousand stock options exercised during the nine months ended September 30, 2009 for a total intrinsic value and cash received of $5 thousand and $13 thousand, respectively.

Broadcast Rights

Broadcast rights are stated at the lower of unamortized cost or net realizable value. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to reduced demand for that program or time period or reduced rates during economic slowdowns, the Company writes-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. Such reductions in unamortized costs are included in amortization of broadcast rights in the consolidated statement of operations.  At acquisition, the value of non-barter broadcast rights for WCWJ was $5.4 million.  As a result of programming schedule changes and the reduced demand for the time periods into which the programs were moved, certain WCWJ programs incurred a write-down of $2.1 million for the three months ended September 30, 2009.  The write-down across all stations for the three months and nine months ended September 30, 2009 was $2.7 million and $3.0 million, respectively, and is included in amortization of broadcast rights in the condensed consolidated statements of operations.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months and nine months ended September 30, 2009 and 2008, there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	3,244,615	3,795,911	3,492,529	2,324,893
In-the-money stock options excluded as the Company had a net loss during the period	144,596	23,111	14,863	1,735,033

 Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC associated with certain microwave link licenses that the Company holds for use by its Stations within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment used by those microwave facilities with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel has provided and will provide and in turn must relinquish all of its analog equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with U.S. GAAP requirements for exchanges of nonmonetary assets.  Each item of equipment the Company receives and has received under this arrangement is recorded at its estimated fair market value and is depreciated over its estimated useful life ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification™ (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for our September 30, 2009 financial statements. The Codification does not change existing GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIE’s.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment removes the concept of a qualifying special-purpose entity. This amendment also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The amendment is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

In May 2009, the FASB issued a general standard of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard became effective for our second quarter ended June 30, 2009.  For the third quarter 2009, we have evaluated subsequent events through November 12, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued a new accounting and disclosure requirement, which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The new authoritative guidance is effective for interim and annual periods ending after June 15, 2009.  We adopted this guidance in the second quarter of 2009, and it did not impact our financial position or results of operations.  It did, however, result in additional disclosures related to the fair value of our debt.  See Note 9 of these financial statements.

In April 2009, the FASB issued guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and it did not have any effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the accounting and disclosure requirements related to goodwill and other intangible assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted this guidance in January 2009 and it did not have a material impact on our financial position or results of operations.

In January 2008, we adopted the FASB’s accounting and disclosure requirements related to fair value measurements as they pertain to financial assets and liabilities. The adoption did not have a material impact on our financial position or results of operations. These new requirements established a framework for measuring fair value, and enhanced the disclosures for fair value measurements. This authoritative guidance applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In February 2008, the FASB issued a one-year deferral for the application of this standard as it pertains to non-financial assets and liabilities. We adopted this standard for non-financial assets and liabilities in the first quarter of 2009. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have a material impact in future periods.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

In December 2007, the FASB issued authoritative guidance related to business combinations, as well as guidance for the accounting and reporting of noncontrolling interests in consolidated financial statements.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted these standards on January 1, 2009. The impact of adopting the standard related to business combinations will be primarily limited to business combinations occurring on or after January 1, 2009. Adoption of the guidance related to noncontrolling interests in consolidated financial statements had no impact on our financial position or results of operations.

3.	Fair Value Measurements

The Company adopted authoritative guidance effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis and January 1, 2009 for non-financial assets and non-financial liabilities. This guidance applies to all financial and non-financial assets and financial and non-financial liabilities that are being measured and reported on a fair value basis. There was no impact, upon adoption, to the consolidated financial statements as it relates to financial and non-financial assets and financial and non-financial liabilities. This guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value measurement must be classified and disclosed in one of the following three categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of September 30, 2009 and December 31, 2008, there were no investments in marketable securities.

As of September 30, 2009 and December 31, 2008, the Company had $10.9 million and $12.0 million, respectively invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of September 30, 2009 and December 31, 2008, the fair value of the money market investment was an asset of $10.9 million and $12.0 million, respectively.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Acquisitions

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. Nexstar viewed this acquisition as an opportunity to leverage our management expertise and increase profitability of the station by overlaying our existing retransmission compensation contracts and incorporating our cost reduction strategies.  The transaction closed on May 1, 2009.  Cash available on hand was used to make a $1.0 million down payment in February 2009 and the remaining $16.2 million was paid upon closing.  Transaction costs such as legal, accounting, valuation and other professional services of $0.3 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	1,310
Current portion of broadcast rights	2,078
Prepaids and other current assets	28
Property and equipment	4,172
Long-term portion of broadcast rights	3,371
FCC license	8,561
Goodwill	96
Other intangible assets	70
Total assets acquired	19,686
Less: current portion of broadcast rights payable	808
Less: accounts payable	177
Less: accrued expenses	50
Less: long-term portion of broadcast rights payable	1,495

Net assets acquired	$17,156

Goodwill of $0.1 million is expected to be deductible for tax purposes. The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs.

WCWJ’s revenue of $2.4 million and net loss of $1.6 million for the period July 1, 2009 to September 30, 2009 and revenue of $4.0 million and net loss of $1.6 million for the period May 1, 2009 to September 30, 2009 have been included in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2009.

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ (formerly KWBF), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million. The acquisition gives Nexstar an opportunity to further utilize existing retransmission compensation contracts and also to achieve duopoly synergies within the KARZ market.  In accordance with the purchase agreement, Nexstar made a down payment of $0.4 million in 2008. This acquisition closed on March 12, 2009 and the remaining $3.6 million was paid from available cash on hand.  Transaction costs such as legal, accounting, valuation and other professional services of $0.1 million were expensed as incurred.

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

KARZ’s revenue of $0.4 million and net income of $0.3 million for the period July 1, 2009 to September 30, 2009 and revenue of $1.1 million and net income of $1.0 million for the period February 1, 2009 to September 30, 2009 (post TBA) have been included in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2009.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WCWJ and KARZ had occurred on January 1, 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(in thousands)		(in thousands)
Net revenue	$60,399	$72,763	$180,859	$213,043
Income (loss) before income taxes	(22,296)	(50,078)	(14,690)	(57,978)
Net income (loss)	(18,391)	(47,075)	(13,555)	(58,288)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life	September 30, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(years)		(in thousands)			(in thousands)
Network affiliation agreements	15	$344,662	$(216,239)	$128,423	$344,662	$(199,159)	$145,503
Other definite-lived intangible assets	1-15	13,455	(9,729)	3,726	13,385	(9,037)	4,348
Total intangible assets subject to amortization		$358,117	$(225,968)	$132,149	$358,047	$(208,196)	$149,851

We recorded an impairment charge of $16.2 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations.  As required by the authoritative guidance for goodwill and other intangible assets, we tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired.  These events and circumstances include the overall economic recession and a continued decline in demand for advertising at several of our stations.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The impairment test for goodwill utilizes a two-step fair value approach.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the combined stations in a market (“reporting unit”) to its carrying amount.  The fair value of a reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired.   If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price.  If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

We used an income approach to test our FCC licenses for impairments as of September 30, 2009 with the following assumptions: (a) a discount rate of 10.5%; (b) market growth rates ranging from 0.0% to 8.5%; and (c) operating profit margins ranging from 11.5% to 33.7%.

We used the income approach to test goodwill for impairments as of September 30, 2009 with the following assumptions: (a) a discount rate of 10.5%; (b) market growth rates ranging from 0.0% to 8.5%; and (c) operating profit margins ranging from 20.0% to 42.8%.  These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our FCC licenses.

As previously noted, we are required by authoritative guidance to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.  As a result, future economic trends could require us to record further impairments in future periods.

Total amortization expense from definite-lived intangibles was $5.9 million and $6.3 million for the three months ended September 30, 2009 and 2008, respectively and $17.8 million and $19.1 million for the nine months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of September 30, 2009 is approximately $23.7 million for each year for the years 2009 and 2010; $23.3 million for 2011; $23.0 million for 2012; and $17.4 million for 2013.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $236.5 million and $240.7 million at September 30, 2009 and December 31, 2008, respectively. The Company expenses as incurred, any costs to renew or extend its FCC licenses.

The changes in the carrying amount of goodwill for the nine months and year ended September 30, 2009 and December 31, 2008, respectively, are as follows:
	2009	2008
	(in thousands)
Goodwill	$154,488	$151,686
Accumulated impairment losses	(38,856)	—
Balance as of January 1	$115,632	$151,686

Acquisitions	431	2,802
Impairment	(7,360)	(38,856)
Reclassification of asset	356	—

Goodwill	$155,275	$154,488
Accumulated impairment losses	(46,216)	(38,856)
Balance as of September 30, 2009 and December 31, 2008, respectively	$109,059	$115,632

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of FCC licenses for the nine months and year ended September 30, 2009 and December 31, 2008, respectively are as follows:

	2009	2008
	(in thousands)
FCC licenses	$166,455	$163,795
Accumulated impairment losses	(41,398)	—
Balance as of January 1	$125,057	$163,795

Acquisitions	11,234	2,660
Impairment	(8,804)	(41,398)

FCC licenses	$177,689	$166,455
Accumulated impairment losses	(50,202)	(41,398)
Balance as of September 30, 2009 and December 31, 2008, respectively	$127,487	$125,057

During 2009, the consummation of the acquisitions of KARZ and WCWJ increased goodwill and FCC licenses by $0.4 million and $11.2 million, respectively.  During the nine months ended September 30, 2009 the Company reclassified certain amounts that totaled $0.4 million representing goodwill that was improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

The fair value measurements of our goodwill and FCC licenses are as follows using the three-level fair value hierarchy established by authoritative accounting guidance as of September 30, 2009:

	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in thousands)

Goodwill			$109,059
FCC licenses			$127,487

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions.  The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

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

8.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Compensation and related taxes	$4,425	$3,102
Sales commissions	1,559	1,550
Employee benefits	946	947
Property taxes	907	444
Other accruals related to operating expenses	5,371	6,441
	$13,208	$12,484

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Term loans	$322,560	$325,174
Revolving credit facilities	85,000	31,000
7% senior subordinated notes due 2014, net of discount of $978 and $1,708	46,932	190,778
7% senior subordinated PIK notes due 2014, net of discount of $12,712	129,965	—
11.375% senior discount notes due 2013	49,981	77,820
Senior subordinated PIK notes due 2014, net of discount of $104 and $416	41,117	37,345
	675,555	662,117
Less: current portion	(3,485)	(3,485)
	$672,070	$658,632

On October 8, 2009, Nexstar amended its senior secured credit facility to modify certain terms of the underlying credit agreement.  The modifications included, but are not limited to, changes to financial covenants, including the Consolidated Total Leverage Ratio and Consolidated Senior Leverage Ratio, a general tightening of the exceptions to the negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the amended credit agreement.

The Amended Nexstar Credit Agreement revises the calculation of leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of Nexstar's Broadcasting, Inc.'s year end financial statements, the Amended Nexstar Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year. The amended agreement also places additional restrictions on the use of proceeds from asset sales, equity issuances, or debt issuances (with the result that such proceeds, subject to certain exceptions, be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that the Company utilize unrestricted cash and cash equivalent balances in excess of $15.0 million to repay principal amounts outstanding, but not permanently reduce capacity, under the revolving credit facility.

The Amended Nexstar Credit Agreement also revised the interest rate provisions.  As amended, borrowings under the Facility may bear interest at either (i) a Eurodollar Rate, which has been amended to include an interest rate floor equal to 1% or (ii) a Base Rate, which, as amended,  is defined as the greater of (1) the sum of 1/2 of 1% plus the Federal Funds Rate, (2) Bank of America, N.A.'s prime rate and (3) the sum of (x) 1% plus (y) the Eurodollar Rate.  The definition of applicable margin was changed to eliminate the pricing grid and replace it with a fixed rate.  As amended, the applicable margin for Eurodollar loans is a rate per annum equal to 4% and the applicable margin for Base Rate loans is a rate per annum equal to 3%.

On October 8, 2009, Mission also amended its credit facility and made changes to its credit agreement that generally mirror the changes made to the Nexstar credit agreement.

The Amended Nexstar Credit Agreement expanded certain cross-default provisions such that the breach of certain warranties, representations or covenants under the Amended Mission Credit Agreement now constitute an event of default under the Amended Nexstar Credit Agreement.

In conjunction with the amendment to our credit agreement, $0.6 million related to professional fees were recognized as administrative expense as incurred.

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of September 30, 2009 and December 31, 2008, Nexstar had $156.8 million and $158.1 million, respectively, outstanding under its Term Loan B and $78.0 million and $24.0 million, respectively, outstanding under its revolving loan.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt—(Continued)

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2009, repayments of Nexstar’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the nine months ended September 30, 2009, borrowings from Nexstar’s revolving loan totaled $54.0 million.

The total weighted-average interest rate of the Nexstar Facility was 2.16% and 3.35% at September 30, 2009 and December 31, 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment.  Effective with the debt amendment, the commitment fee is 0.75%.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of September 30, 2009 and December 31, 2008, Mission had $165.8 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the nine months ended September 30, 2009, repayments of Mission’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission Facility was 2.02% and 3.19% at September 30, 2009 and December 31, 2008, respectively.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $12.5 million of total unused revolving loan commitments under their respective credit facilities, $0 of which was available for borrowing, based on the covenant calculations as of September 30, 2009.

Exchange of Senior Subordinated Notes for Senior Subordinated Payment-in-kind (“PIK”) Notes

On February 27, 2009, Nexstar Broadcasting, an indirect subsidiary of Nexstar, announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (the “Old Notes”) in exchange for (i) up to $142,320,761 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The total exchange price received by tendering holders of the Old Notes in the exchange offer included an early participation payment of $30.00 per $1,000 principal amount of Old Notes payable only to holders who tendered their Old Notes at or before March 10, 2009, which is in addition to the $93.10 per $1,000 principal amount of Old Notes payable to all holders who validly tendered their Old Notes on March 26, 2009. The exchange closed on March 30, 2009. The New Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The New Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting will pay interest on the New Notes on January 15 and July 15 of each year, commencing on July 15, 2009. Interest will be computed on the basis of a 360-day year of twelve 30-day months. However, prior to January 15, 2011, the interest on the New Notes will not be cash interest. From the date of issuance through January 15, 2011, Nexstar Broadcasting will pay interest on the New Notes entirely by issuing additional New Notes (the “PIK Interest”). PIK Interest will accrue on the New Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all New Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011. As a result of the exchange offer and the subsequently accrued PIK interest, Nexstar now has approximately $142.7 million in aggregate principal of New Notes outstanding and approximately $47.9 million in aggregate principal amount of Old Notes outstanding. Total cash consideration paid to tendering bondholders was $17.7 million. The exchange transaction was accounted for as a modification of existing debt. The Company incurred $2.9 million in fees related to the transaction, including banking fees, legal fees and accounting fees, which were charged to selling, general and administrative expenses.

7% Senior Subordinated Notes

On January 15, 2009, Nexstar purchased approximately $1.0 million of its outstanding 7% senior subordinated notes for $0.4 million, plus accrued interest of $1 thousand.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt—(Continued)

11.375% Senior Discount Notes

On various dates throughout January and February 2009, Nexstar purchased some of the outstanding 11.375% senior discount notes issued by Nexstar Finance Holdings, Inc. with a total face value of $27.8 million for $9.6 million, plus accrued interest of $1.0 million. These transactions resulted in total gains of $18.0 million.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.75 times the last twelve months operating cash flow (as defined in the credit agreement) at September 30, 2009, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 5.50 times the last twelve months operating cash flow at September 30, 2009, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2009, we were in compliance with all indentures governing the publicly-held notes.  As of September 30, 2009, we were not in compliance with all covenants contained in the credit agreement governing our senior secured credit facility.  On October 8, 2009, we amended our credit facility to modify certain covenants.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar and Mission’s debt were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$322,560	$296,620	$325,174	$293,388
Revolving credit facilities(1)	$85,000	$78,645	$31,000	$27,829
7% senior subordinated notes(2)	$46,932	$21,650	$190,778	$78,219
7% senior subordinated PIK notes(3)	$129,965	$84,477	$—	$—
Senior discount notes(2)	$49,981	$20,897	$77,820	$26,264
Senior subordinated PIK notes(3)	$41,117	$19,788	$37,345	$16,805

(1)	The fair value of bank credit facilities is computed based on recently amended borrowing rates for Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s 7% senior subordinated notes and 11.375% senior discount notes is estimated based on actual trade prices reported to the National Association of Securities Dealers, Inc.
(3)	The fair value of Nexstar’s 7% senior subordinated PIK notes and private placement senior subordinated PIK notes is estimated based on pricing obtained from significant holders of the notes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz.   Effective May 1, 2009 we signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies.  Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair.  As a result, Blair has sued the Company for additional termination fees.  Katz has indemnified the Company for all expenses related to the settlement and defense of this lawsuit.  Termination of these contracts resulted in a non-cash contract termination fee of $191 thousand.  The associated termination incentive will be recognized as a reduction in operating expenses over the ten year contract term.  As of September 30, 2009, the current portion of these deferred amounts of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.7 million was included in deferred representation fee incentive in the accompanying condensed balance sheet.  The Company recognized $0.2 million and $0.5 million of these incentives as a reduction of selling, general and administrative expense for the three months and nine months ended September 30, 2009, respectively.  For the three months and nine months ended September 30, 2008, the Company recognized $0.2 million and $0.4 million, respectively of these incentives.

11.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Deferred rent	$7,573	$7,222
Software agreement obligation	4,021	4,281
Other	2,018	1,772
	$13,612	$13,275

12.           Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of September 30, 2009, a total of 608,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

13.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and certain public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations on certain frequencies. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters to carry their programming by microwave link to their studio or transmitter sites. In order to utilize this spectrum, Nextel is required to relocate spectrum used by broadcasters in the 1.9 GHz band to spectrum on different frequencies by, in part, replacing all analog equipment associated with those microwave link facilities being used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel has provided and will provide and in turn must relinquish all of its analog equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. Each piece of equipment the Company receives and has received under this arrangement is recorded at its estimated fair market value and is depreciated over its estimated useful life ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended September 30, 2009 and 2008, the Company recognized gains of $2.6 million and $0.5 million, respectively, and $6.7 million and $4.1 million, respectively for the nine months then ended, from the exchange of this equipment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Gain on Casualty Loss

On February 2, 2009, the building in Port Arthur, Texas suffered extensive fire damage resulting in a total loss of the building. The operations previously performed in this building had been moved to Little Rock, Arkansas prior to the fire. The building was fully insured and the payout on the claim resulted in a gain of $0.8 million.

On May 8, 2009, a transmission tower at KSNF collapsed, damaging a portion of the facility and nearby property.  The settlement of the claim resulted in a gain of $2.2 million, which is included in loss (gain) on asset disposal, net.

15.	Income Taxes

The Company’s benefit from income taxes is primarily the result of the impairment charge which reduced the carrying value of goodwill and other indefinite-lived assets for financial reporting purposes and decreased the deferred tax liability position.  The benefit is offset, in part, by a provision for income tax that is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes.  These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets.  The Company’s deferred tax assets primarily result from federal and state net operating loss carryforward (“NOL’s”).  The Company’s NOL’s are available to reduce future taxable income if utilized before their expiration.  The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

As of January 1, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of September 30, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of September 30, 2009, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Digital Television (“DTV”) Conversion

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Nexstar’s and Mission’s stations have completed the transition to digital operations except for KQTV and KMID.   KQTV holds a construction permit issued by the FCC to build a higher-power DTV facility by December 26, 2009, which permit may be further extended by the FCC until construction of the facility is completed.  Nexstar anticipates completing construction of KQTV’s full-power DTV facility by November 15, 2009.  Nexstar has completed construction of KMID’s full-power DTV facility and is working with the FCC with respect to a grant of KMID’s authorization.

DTV conversion expenditures were $8.2 million and $13.5 million, for the nine months ended September 30, 2009 and 2008, respectively. The Company will incur various capital expenditures with respect to the completion of DTV facilities for KQTV and KMID. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	FCC Regulatory Matters—(Continued)

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect.  Multiple challenges to this proceeding were filed with the U.S. Courts of Appeal.  The court proceedings remain pending.  The FCC will be making a further review of its media ownership rules in 2010.

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”.  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  Sometime during 2010, the FCC is expected to officially initiate the next statutorily-mandated review of its media ownership rules and request public comments thereon.

17.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At September 30, 2009, Mission had $172.8 million outstanding under its senior credit facility.

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a variable interest entity (see Note 2).

Prior periods have been reclassified to conform to current presentation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Condensed Consolidating Financial Information—(Continued)

The Company and its subsidiaries have the following notes outstanding:

1.
Nexstar Holdings, which is a wholly-owned subsidiary of Nexstar, has 11.375% senior discount notes (“11.375% Notes”) due in 2013. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar but not guaranteed by any other entities.

2.	Nexstar Broadcasting, Inc., which is a wholly-owned subsidiary of Nexstar Holdings, has the following notes outstanding:

(a)	7% Senior Subordinated Notes (“7% Notes”) due 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(b)	7% Senior Subordinated PIK Notes due 2014 (“7% PIK Notes”). The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Condensed Consolidating Financial Information—(Continued)

Balance Sheet
September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$18,156	$1,167	$—	$—	$19,323
Due from Mission	—	13,430	—	—	(13,430)	—
Other current assets	—	71,126	5,362	—	—	76,488
Total current assets		102,712	6,529	—	(13,430)	95,811
Investments in subsidiaries eliminated upon consolidation	(75,861)	—	—	(19,072)	94,933	—
Amounts due from parents eliminated upon consolidation	—	1,685	—	—	(1,685)	—
Property and equipment, net	—	117,160	28,992	—	—	146,152
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	105,345	26,804	—	—	132,149
Other noncurrent assets	—	13,791	2,753	853	—	17,397
Total assets	$(75,861)	$537,812	$104,505	$(18,219)	$79,818	$628,055
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	13,430	—	(13,430)	—
Other current liabilities	—	42,530	6,172	2,843	—	51,545
Total current liabilities	—	44,288	21,329	2,843	(13,430)	55,030
Debt	—	451,024	171,065	49,981	—	672,070
Amounts due to subsidiary eliminated upon consolidation	(3,131)	—	—	4,816	(1,685)	—
Other noncurrent liabilities	(3)	61,572	16,996	2	—	78,567
Total liabilities	(3,134)	556,884	209,390	57,642	(15,115)	805,667
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(73,011)	(19,072)	(104,885)	(75,861)	94,933	(177,896)
Total stockholders’ equity (deficit)	(72,727)	(19,072)	(104,885)	(75,861)	94,933	(177,612)
Total liabilities and stockholders’ equity (deficit)	$(75,861)	$537,812	$104,505	$(18,219)	$79,818	$628,055

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$58,265	$2,134	$—	$—	$60,399
Revenue between consolidated entities	—	1,800	5,808	—	(7,608)	—
Net revenue	—	60,065	7,942	—	(7,608)	60,399
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,503	1,223	—	—	18,726
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	20,799	822	7	—	21,628
Local service agreement fees between consolidated entities	—	5,808	1,800	—	(7,608)	—
Restructure charge	—	—	—	—	—	—
Non-cash contract termination fees	—	—	—	—	—	—
Impairment of goodwill and intangible assets	—	13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	7,340	1,430	—	—	8,770
Amortization of intangible assets	—	4,649	1,287	—	—	5,936
Depreciation	—	4,585	828	—	—	5,413
Gain on asset exchange	—	(1,258)	(1,354)	—	—	(2,612)
(Gain) loss on property and asset disposal, net	—	16	(9)	—	—	7
Total operating expenses	—	73,348	8,285	7	(7,608)	74,032
Income from operations	—	(13,283)	(343)	(7)	—	(13,633)
Interest expense, including amortization of debt financing costs	—	(6,135)	(1,052)	(1,481)	—	(8,668)
Equity in loss of subsidiaries	(16,948)	—	—	(15,460)	32,408	—
Other income, net	—	4	1	—	—	5
Income (loss) before income taxes	(16,948)	(19,414)	(1,394)	(16,948)	32,408	(22,296)
Income tax expense	—	3,955	(50)	—	—	3,905
Net income (loss)	$(16,948)	$(15,459)	$(1,444)	$(16,948)	$32,408	$(18,391)

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Nine Months Ended September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$171,711	$6,308	$—	$—	$178,019
Revenue between consolidated entities	—	5,625	18,036	—	(23,661)	—
Net revenue	—	177,336	24,344	—	(23,661)	178,019
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	52,503	4,364	—	—	56,867
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	64,109	2,164	7	—	66,280
Local service agreement fees between consolidated entities	—	18,036	5,625	—	(23,661)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fees	—	191	—	—	—	191
Impairment of goodwill and intangible assets	—	13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	15,863	3,632	—	—	19,495
Amortization of intangible assets	—	13,911	3,861	—	—	17,772
Depreciation	—	13,282	2,721	—	—	16,003
Gain on asset exchange	—	(4,859)	(1,851)	—	—	(6,710)
(Gain) loss on property and asset disposal, net	—	(2,806)	(7)	—	—	(2,813)
Total operating expenses	—	184,806	22,767	7	(23,661)	183,919
Income (loss) from operations	—	(7,470)	1,577	(7)	—	(5,900)
Interest expense, including amortization of debt financing costs	—	(18,993)	(3,768)	(4,672)	—	(27,433)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity income (loss) of subsidiaries	(10,724)	—	—	(24,047)	34,771	—
Other income, net	—	46	4	—	—	50
Income (loss) before income taxes	(10,724)	(25,852)	(2,187)	(10,724)	34,771	(14,716)
Income tax expense	—	1,806	(671)			1,135
Net income (loss)	$(10,724)	$(24,046)	$(2,858)	$(10,724)	$34,771	$(13,581)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Nine Months Ended September 30, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$199,716	$4,889	$—	$—	$204,605
Revenue between consolidated entities	—	6,065	25,619	—	(31,684)	—

Net revenue	—	205,781	30,508	—	(31,684)	204,605

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	53,485	4,704	—	—	58,189
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	63,739	1,899	—	—	65,639
Local service agreement fees between consolidated entities	—	25,619	6,065	—	(31,684)	—
Non-cash contract termination fees	—	7,167	—	—	—	7,167
Impairment of intangible assets	—	42,678	5,859	—	—	48,537
Amortization of broadcast rights	—	11,760	3,633	—	—	15,393
Amortization of intangible assets	—	15,049	4,051	—	—	19,100
Depreciation	—	13,144	2,506	—	—	15,650
Gain on asset exchange	—	(3,486)	(593)	—	—	(4,079)
(Gain) loss on asset disposal, net	—	94	(391)	—	—	(297)

Total operating expenses	1	229,249	27,733	—	(31,684)	225,299

Income (loss) from operations	(1)	(23,468)	2,775	—	—	(20,694)
Interest expense, including amortization of debt financing costs	—	(20,958)	(7,014)	(8,429)	—	(36,401)
Equity in loss of subsidiaries	(52,716)	—	—	(44,287)	97,003	—
Other income, net	—	577	49	—	—	626

Loss before income taxes	(52,717)	(43,849)	(4,190)	(52,716)	97,003	(56,469)
Income tax expense (benefit)	—	(438)	128	—	—	(310)

Net loss	$(52,717)	$(44,287)	$(4,062)	$(52,716)	$97,003	$(56,779)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$8,908	$1,944	$9,561	$(10,579)	$9,834

Cash flows from investing activities:
Additions to property and equipment, net	—	(13,439)	(908)	—	—	(14,347)
Acquisition of broadcast properties and related transaction costs	—	(20,756)	—	—	—	(20,756)
Other investing activities	—	4,997	—	—	—	4,997
Net cash used for investing activities	—	(29,198)	(908)	—	—	(30,106)

Cash flows from financing activities:
Repayment of long-term debt	—	(144,040)	(1,295)	(9,561)	—	(154,896)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—
Issuance of senior subordinated PIK notes in debt exchange	—	142,321	—	—	—	142,321
Other financing activities	—	13	—	—	—	13

Net cash provided by (used for) financing activities	—	24,038	(1,295)	(9,561)	10,579	23,761

Net increase in cash and cash equivalents	—	3,748	(259)	—	—	3,489
Cash and cash equivalents at beginning of period	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of period	$—	$18,156	$1,167	$—	$—	$19,323

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.           Condensed Consolidating Financial Information—(Continued)

Statement of Cash flows
For the Nine Months Ended September 30, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$35,961	$4,765	$52,180	$(52,180)	$40,726

Cash flows from investing activities:
Additions to property and equipment, net	—	(12,888)	(5,231)	—	—	(18,119)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Other investing activities	—	—	494	—	—	494
Net cash used for investing activities	—	(12,888)	(12,660)	—	—	(25,548)

Cash flows from financing activities:
Repayment of long-term debt	—	(51,319)	(1,295)	(52,180)	—	(104,794)
Proceeds from revolver draws	—	50,000	—	—	—	50,000
Proceeds from senior subordinated PIK Notes	—	35,000	—	—	—	35,000
Inter-company dividends paid	—	(52,180)	—	—	52,180	—
Other financing activities	—	38	—	—	—	38

Net cash provided by (used for) financing activities	—	(18,461)	(1,295)	(52,180)	52,180	(19,756)

Net increase (decrease) in cash and cash equivalents	—	4,612	(9,190)	—	—	(4,578)
Cash and cash equivalents at beginning of period	—	6,310	9,916	—	—	16,226
Cash and cash equivalents at end of period	$—	$10,922	$726	$—	$—	$11,648

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of September 30, 2009, unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008, unaudited condensed statement of changes in stockholders’ deficit for the nine months ended September 30, 2009, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have considered the authoritative guidance related to variable interest entities and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial condition and results of operations includes Mission’s financial position and results of operations.

Executive Summary

Third Quarter 2009 Highlights

•
Net revenue decreased 14.1% during the third quarter of 2009 compared to the same period in 2008, primarily from decreases in national, local and political revenue, partially offset by increases in retransmission compensation. Total revenue from the retransmission consent agreements was approximately $7.9 million for the three months ended September 30, 2009 (which included approximately $6.2 million of retransmission compensation and approximately $1.7 million of advertising revenue generated from the retransmission consent agreements), compared to $6.2 million for the three months ended September 30, 2008 (which included approximately $3.9 million of retransmission compensation and approximately $2.3 million of advertising revenue generated from the retransmission consent agreements).

Overview of Operations

We owned and operated 34 television stations as of September 30, 2009. Through various local service agreements, we programmed, provided sales or other services to 25 additional television stations (exclusive of digital multi-channels), including 16 television stations owned and operated by Mission as of September 30, 2009. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of September 30, 2009 with Mission:

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

Industry Trends

Our net revenue decreased 13.0% to $178.0 million for the nine months ended September 30, 2009, compared to $204.6 million for the nine months ended September 30, 2008 primarily due to decreases in national and local advertising which is attributable to the overall slowdown in the economy and in particular, the automotive industry, year-over-year.

Political advertising revenue was $2.3 million for the nine months ended September 30, 2009, a significant decrease from the $13.4 million for the nine months ended September 30, 2008. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2009 is a non-election year, we expect significantly less political advertising revenue to be reported in 2009 in relation to the amount of political advertising reported in 2008.

Automotive-related advertising, our largest advertising category, represented approximately 16% and 23% of our core local and national advertising revenue for the nine months ended September 30, 2009 and 2008. Our automotive-related advertising decreased approximately 40% for the nine months ended September 30, 2009 as compared to the same period in 2008. Automotive-related advertising on a quarter-to-quarter comparison to the prior year has followed a consistent downward trend over the last three years. This trend is primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category. A continued pattern of deterioration in advertising revenue from this source could materially affect our future results of operations.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$37,316	60.0	$42,394	56.9	$113,412	61.8	$129,999	60.2
National	13,276	21.4	16,375	22.0	37,563	20.5	50,296	23.3
Political	1,012	1.6	7,770	10.4	2,271	1.2	13,418	6.2
Retransmission compensation	6,244	10.0	3,854	5.2	17,884	9.8	10,461	4.8
eMedia revenue	2,970	4.8	2,730	3.7	8,291	4.5	7,342	3.4
Network compensation	516	0.8	850	1.1	1,607	0.9	2,615	1.2
Other	889	1.4	533	0.7	2,326	1.3	1,635	0.9

Total gross revenue	62,223	100.0	74,506	100.0	183,354	100.0	215,766	100.0
Less: Agency commissions	6,506	10.5	8,530	11.4	19,002	10.4	24,544	11.4
Net broadcast revenue	55,717	89.5	65,976	88.6	164,352	89.6	191,222	88.6
Trade and barter revenue	4,682		4,299		13,667		13,383
Net revenue	$60,399		$70,275		$178,019		$204,605

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$60,399	100.0	$70,275	100.0	$178,019	100.0	$204,605	100.0
Operating expenses:
Corporate expenses	4,031	6.7	4,222	6.0	14,499	8.1	11,033	5.4
Station direct operating expenses, net of trade	17,501	29.0	18,124	25.8	52,991	29.8	53,783	26.3
Selling, general and administrative expenses	17,597	29.1	18,693	26.6	51,781	29.1	54,606	26.7
Restructure charge	—	—	—	—	670	0.4	—	—
Non-cash contract termination fees	—	—	—	—	191	0.1	7,167	3.5
Impairment of goodwill and intangible assets	16,164	26.8	48,537	69.1	16,164	9.1	48,537	23.7
Gain on asset exchange	(2,612)	(4.3)	(487)	(0.7)	(6,710)	(3.8)	(4,079)	(2.0)
(Gain) loss on asset disposal, net	7	—	(127)	(0.1)	(2,813)	(1.6)	(297)	(0.1)
Trade and barter expense	4,293	7.1	4,139	5.9	12,793	7.2	13,097	6.4
Depreciation and amortization	11,349	18.8	11,574	16.5	33,775	19.0	34,750	17.0
Amortization of broadcast rights, excluding barter	5,702	9.4	2,399	3.4	10,578	5.9	6,702	3.3

Loss from operations	$(13,633)		$(36,799)		$(5,900)		$(20,694)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Revenue

Gross local advertising revenue was $37.3 million for the three months ended September 30, 2009, a decrease of $5.1 million or 12.0% when compared to $42.4 million for the same period in 2008. Gross national advertising revenue was $13.3 million for the three months ended September 30, 2009, compared to $16.4 million for the same period in 2008, a decrease of $3.1 million, or 18.9%. Advertising revenue from Paid Programming, Automotive and Telecom business categories decreased by approximately $0.7 million, $5.4 million and $0.6 million, respectively during the third quarter of 2009 compared to the prior year.

Gross political advertising revenue was $1.0 million for the three months ended September 30, 2009, compared to $7.8 million for the same period in 2008, a decrease of $6.8 million, or 87.0%. The decrease in gross political revenue was mainly attributed to the presidential and statewide primary elections and to statewide and/or local races that occurred during the three months ended September 30, 2008 as compared to nominal political advertising during the three months ended September 30, 2009.

Retransmission compensation was $6.2 million for the three months ended September 30, 2009, compared to $3.9 million for the same period in 2008, an increase of $2.3 million or 62.0%. The increase in retransmission compensation was primarily the result of agreements with various cable companies being renegotiated at higher rates in the fourth quarter of 2008.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $3.0 million for the three months ended September 30, 2009, compared to $2.7 million for the three months ended September 30, 2008, an increase of $0.3 million or 8.8%. The increase in eMedia revenue is attributable to the continued expansion of products offered in this area.

Net revenue for the three months ended September 30, 2009 decreased 14.1% to $60.4 million compared to $70.3 million for the three months ended September 30, 2008.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $4.0 and $4.2 million for the three month periods ended September 30, 2009 and 2008, respectively.  The decrease of $0.2 million is primarily attributable to a decrease in bonus expense as a result of revenue underperformance.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.1 million for the three months ended September 30, 2009, compared to $36.8 million for the same period in 2008, a decrease of $1.7 million, or 4.7%. This decrease is primarily attributed to: a) a decrease in utility expense of approximately $0.4 million, caused by the conversion of stations from analog to digital signal; b) a decrease of approximately $0.5 million in payroll related costs, due to regionalizing certain functions; and c) a decrease of approximately $0.4 million in national sales commissions related to a decrease in national and political revenue.

Amortization of broadcast rights, excluding barter, was $5.7 million for the three months ended September 30, 2009, compared to $2.4 million for the same period in 2008.  The increase is primarily due to net realizable write-downs of $2.7 million as described more fully in Note 2.

Amortization of intangible assets was $5.9 and $6.3 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease in amortization was primarily due to the reduction of the carrying value of network affiliation agreements being amortized in 2009 as a result of impairments in the second half of 2008 and one station changing networks at the beginning of 2009, which resulted in a write-off of the network value in December 2008.

We recorded an impairment charge of $16.2 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our television stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations. In the third quarter of 2008, we recorded an impairment charge of $48.5 million that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to three of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to five reporting units consisting of six of our television stations.  As required by the authoritative guidance for goodwill and other intangible assets, we tested our unamortized intangible assets for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts. These events include the overall economic recession and a continued decline in demand for advertising at several of our stations.  Further deterioration in the advertising marketplaces in which Nexstar and Mission operate could lead to additional impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.4 million and $5.2 million for the three month periods ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009 and September 30, 2008, we recognized a gain of $2.6 million and $0.5 million, respectively from the exchange of equipment under an arrangement with Sprint Nextel Corporation.  This increase was due to more stations completing the spectrum conversion process during the third quarter of 2009 compared to the same period in 2008.

Loss from Operations

Loss from operations was $13.6 million for the three months ended September 30, 2009, compared to a loss from operations of $36.8 million for the same period in 2008, a decrease of $23.2 million, or 63.0%. The decrease in loss from operations was primarily due to the difference of $32.4 million in the magnitude of the impairment charge in the third quarter of 2009 versus third quarter 2008, partially offset by the decrease in net revenue of $9.9 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $8.7 million for the three months ended September 30, 2009, compared to $11.6 million for the same period in 2008, a decrease of $2.9 million or 25.3%. The decrease in interest expense was primarily attributed to lower average interest rates in the third quarter of 2009 compared to the same period in 2008, as well as reductions in the outstanding 11.375% notes, period-over-period.

Income Taxes

Income tax benefit was $3.9 million for the three months ended September 30, 2009, compared to an income tax benefit of $3.0 million for the same period in 2008, an increase in benefit of $0.9 million, or 30.0%. The increase in benefit was primarily due to the deferred tax effect of the impairment charge of $16.2 million and $48.5 million for the three months ended September 2009 and 2008, respectively related to goodwill and other indefinite-lived intangible assets.  Our provision for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes.  The impairment charge reduced the book value and therefore decreased the deferred tax liability position.  No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Revenue

Gross local advertising revenue was $113.4 million for the nine months ended September 30, 2009 a decrease of $16.6 million or 12.8% when compared to $130.0 million for the nine months ended September 30, 2008.   Gross national advertising revenue was $37.6 million for the nine months ended September 30, 2009, compared to $50.3 million for the same period in 2008, a decrease of $12.7 million, or 25.3%. Advertising revenue from Paid Programming, Automotive, Fast Foods/Restaurants, Furniture and Telecom business categories decreased by approximately $2.3 million, $17.0 million, $1.2 million, $1.8 million and $1.6 million, respectively during the nine months ended September 30, 2009 compared to the prior year.

 Gross political advertising revenue was $2.3 million for the nine months ended September 30, 2009, compared to $13.4 million for the same period in 2008, a decrease of $11.1 million, or 83.1%. The decrease in gross political revenue was mainly attributed to presidential and statewide primary elections and to statewide and/or local races that occurred during the nine months ended September 30, 2008 as compared to nominal political advertising during the nine months ended September 30, 2009.

Retransmission compensation was $17.9 million for the nine months ended September 30, 2009, compared to $10.5 million for the same period in 2008, an increase of $7.4 million, or 71.0%. The increase in retransmission compensation was primarily the result of agreements with various cable companies being renegotiated at higher rates in the fourth quarter of 2008.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $8.3 million for the nine months ended September 30, 2009, compared to $7.3 million for the nine months ended September 30, 2008, an increase of $1.0 million or 12.9%. The increase in eMedia revenue was a result of the continued expansion of products offered in this area.

Net revenue for the nine months ended September 30, 2009 decreased 13.0% to $178.0 million compared to $204.6 million for the nine months ended September 30, 2008.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $14.5 million for the nine months ended September 30, 2009, compared to $11.0 million for the nine months ended September 30, 2008, an increase of $3.5 million, or 31.4%. The increase during the nine months ended September 30, 2009 was primarily attributed to $2.9 million in fees associated with the March 2009 7% notes exchange offer and $0.6 million in professional fees associated with the recent amendment of our senior secured credit facility.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $104.8 million for the nine months ended September 30, 2009, compared to $108.4 million for the same period in 2008, a decrease of $3.6 million, or 3.3%. This decrease is primarily attributed to a decrease in national and local sales commissions which resulted from decreases in national and local revenue.

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date.  Nexstar estimates the restructuring will save the Company approximately $2.2 million annually.  The Company incurred a $0.7 million charge during the nine months ended September 30, 2009 related to these benefits.

In May 2009, the Company incurred a non-cash charge of $0.2 million related to the termination of national sales representation agreements at certain stations.  The Company incurred a similar type of charge in March 2008 in the amount of $7.2 million related to a different group of stations.

Amortization of broadcast rights, excluding barter, was $10.6 million for the nine months ended September 30, 2009, compared to $6.7 million for the same period in 2008.  The increase is primarily due to net realizable write-downs of $3.0 million as more fully described in Note 2.  Additionally, the 2009 purchase of stations WCWJ and KARZ increased the monthly amortization.

Amortization of intangible assets was $17.8 and $19.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in amortization was primarily due to the reduction of the carrying value of network affiliation agreements being amortized in 2009 as a result of impairments in the second half of 2008 and one station changing networks at the beginning of 2009.

We recorded an impairment charge of $16.2 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations.  In the third quarter of 2008, we recorded an impairment charge of $48.5 million that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to three of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to five reporting units consisting of six of our television stations.   As required by the authoritative guidance for goodwill and other intangible assets, we tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired.  These events and circumstances include the overall economic recession and a continued decline in demand for advertising at several of our stations.

Depreciation of property and equipment was $16.0 million and $15.7 million for the nine months ended September 30, 2009, and 2008, respectively.

For the nine months ended September 30, 2009, and September, 30 2008 respectively, we recognized a gain of $6.7 million and $4.1 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation.  The increase was due to the number of stations completing spectrum conversions in 2009 compared to 2008.

The net gain on asset disposal of $2.8 million for the nine months ended September 30, 2009 included a $2.2 million gain related to the KSNF tower insurance claim.

Loss from Operations

Loss from operations was $5.9 million for the nine months ended September 30, 2009, compared to a loss from operations of $20.7 million for the same period in 2008, a decrease of $14.8 million, or 71.5%. The decrease in loss from operations was primarily the result of the decrease of $32.4 million in the magnitude of the impairment charge in the nine months ended September 30, 2009 compared to the same period in 2008, as well as the decrease in non-cash contact termination fees of $7.0 million combined with increased gains on asset exchange and disposal of assets of $5.1 million, partially offset by the decrease in net revenue of $26.6 million and the increase in amortization of broadcast rights of $4.1 million, which included $3.0 million in write-downs of the net realizable value of certain broadcast rights.

Interest Expense

Interest expense, including amortization of debt financing costs, was $27.4 million for the nine months ended September 30, 2009, compared to $36.4 million for the same period in 2008, a decrease of $9.0 million, or 24.6%. The decrease in interest expense was primarily attributed to lower average interest rates in 2009 compared to 2008, as well as reductions in the outstanding 11.375% notes, period-over-period.

Gain on Extinguishment of Debt

In the first quarter of 2009, the Company purchased $27.8 million of its 11.375% notes and $1.0 million of its 7% notes for a total of $10.0 million, plus accrued interest of $1.0 million.  These transactions resulted in combined gains of $18.6 million for the nine months ended September 30, 2009.

Income Taxes

Income tax benefit was $1.1 million for the nine months ended September 30, 2009, compared to an expense of $0.3 million for the same period in 2008, a decrease of $1.4 million, or 466.1%. The decrease in expense was primarily due to the deferred tax effect of the impairment charge of $16.2 million in 2009 and $48.5 million in 2008 related to goodwill and other indefinite-lived intangible assets. Our provision for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes.  The impairment charge reduced the book value and therefore decreased the deferred tax liability position.  No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$9,834	$40,726
Net cash used for investing activities	(30,106)	(25,548)
Net cash provided by (used for) financing activities	23,761	(19,756)

Net increase (decrease) in cash and cash equivalents	$3,489	$(4,578)

Cash paid for interest	$22,228	$29,440
Cash paid for income taxes, net	$523	$178

	September 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$19,323	$15,834
Long-term debt including current portion	$675,555	$662,117
Unused commitments under senior credit facilities (1)	$12,500	$66,500

(1)
As of September 30, 2009, there was $12.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities.  Based on covenant calculations, as of September 30, 2009, $0 was available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $30.9 million during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily due to the overall reduction in our net revenue.

Cash paid for interest decreased by $7.2 million during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily due to lower average interest rates on our variable rate bank debt in 2009 compared to 2008.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $4.6 million during the nine months ended September 30, 2009 compared to the same period in 2008. The increase was primarily due to the increase in acquisitions of stations, partially offset by a reduction in capital expenditures and an increase in insurance proceeds for KBTV and KSNF.

Acquisition-related payments for the nine months ended September 30, 2009 consisted of the acquisitions of KARZ for $3.6 million and the acquisition of WCWJ for $17.2 million.

Capital expenditures were $14.3 million for the nine months ended September 30, 2009, compared to $18.1 million for the nine months ended September 30, 2008. The decrease was primarily attributable to a significant portion of the digital conversions occurring in 2008.

We project that 2009 full-year capital expenditures will be approximately $17.0 million, which is expected to include approximately $8.5 million of digital conversion expenditures. We expect to conclude our digital conversion expenditures during 2009.

Cash Flows – Financing Activities

The comparative net cash from financing activities increased by $43.5 million during the nine months ended September 30, 2009 compared to the same period in 2008, due primarily to an increase in net borrowings under the revolving credit facility of $54.0 million partially offset by consideration of $17.7 million paid to bondholders in the exchange of the 7% senior subordinated notes.

During the nine months ended September 30, 2009, there were $54.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities, compared to $50.0 million of borrowings and $50.0 million of repayments under the revolving credit facility for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, there were $2.6 million of repayments under our and Mission’s senior secured credit facilities, all consisting of scheduled term loan maturities. Additionally, we purchased $27.9 million and $1.0 million (both face amounts) of our 11.375% notes and 7% notes, respectively, for a total of $10.0 million.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2009, Nexstar and Mission had total combined debt of $675.6 million, which represented 135.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2009:

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
		(in thousands)
Nexstar senior credit facility	$234,768	$439	$3,516	$230,813	$—
Mission senior credit facility	172,792	432	3,454	168,906	—
Senior subordinated PIK notes due 2014	42,628	—	—	—	42,628
7% senior subordinated notes due 2014	47,910	—	—	—	47,910
7% senior subordinated PIK notes due 2014	143,600	—	—	—	143,600
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
	$691,679	$871	$6,970	$449,700	$234,138

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

On October 8, 2009, Nexstar amended its senior secured credit facility to modify certain terms of the underlying credit agreement.  The modifications included, but are not limited to, changes to financial covenants, including the Consolidated Total Leverage Ratio and Consolidated Senior Leverage Ratio, a general tightening of the exceptions to the negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the amended credit agreement.   The following table compares the old and new covenant requirements.

	Prior	As Amended
Consolidated Total Leverage Ratio:
July 1, 2009 through September 30, 2009	6.50 to 1.00	6.75 to 1.00
October 1, 2009 to December 31, 2009	6.50 to 1.00	8.75 to 1.00
January 1, 2010 through March 31, 2010	6.50 to 1.00	9.50 to 1.00
April 1, 2010 through June 30, 2010	6.50 to 1.00	10.25 to 1.00
July 1, 2010 through September 30, 2010	6.25 to 1.00	9.25 to 1.00
October 1, 2010 through and including March 31, 2011	6.25 to 1.00	7.75 to 1.00
April 1, 2011 and thereafter	6.00 to 1.00	6.00 to 1.00

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	4.50 to 1.00	5.50 to 1.00
October 1, 2009 to December 31, 2009	4.50 to 1.00	7.00 to 1.00
January 1, 2010 through March 31, 2010	4.25 to 1.00	7.00 to 1.00
April 1, 2010 through June 30, 2010	4.25 to 1.00	7.50 to 1.00
July 1, 2010 through September 30, 2010	4.25 to 1.00	6.75 to 1.00
October 1, 2010 through and including March 31, 2011	4.25 to 1.00	5.50 to 1.00
April 1, 2011 and thereafter	4.00 to 1.00	4.00 to 1.00

The Amended Nexstar Credit Agreement revises the calculation of Consolidated Total Leverage Ratio to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of Nexstar's Broadcasting, Inc.'s year end financial statements, the Amended Nexstar Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year. The amended agreement also places additional restrictions on the use of proceeds from asset sales, equity issuances, or debt issuances (with the result that such proceeds, subject to certain exceptions, be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that the Company utilize unrestricted cash and cash equivalent balances in excess of $15.0 million to repay principal amounts outstanding, but not permanently reduce capacity, under the revolving credit facility.

The Amended Nexstar Credit Agreement also revised the interest rate provisions.  As amended, borrowings under the Facility may bear interest at either (i) a Eurodollar Rate, which has been amended to include an interest rate floor equal to 1% or (ii) a Base Rate, which, as amended,  is defined as the greater of (1) the sum of 1/2 of 1% plus the Federal Funds Rate, (2) Bank of America, N.A.'s prime rate and (3) the sum of (x) 1% plus (y) the Eurodollar Rate.  The definition of applicable margin was changed to eliminate the pricing grid and replace it with a fixed rate.  As amended, the applicable margin for Eurodollar loans is a rate per annum equal to 4% and the applicable margin for Base Rate loans is a rate per annum equal to 3%.

On October 8, 2009, Mission also amended its credit facility and made changes to its credit agreement that generally mirror the changes made to the Nexstar credit agreement.

The Amended Nexstar Credit Agreement expanded certain cross-default provisions such that the breach of certain warranties, representations or covenants under the Amended Mission Credit Agreement now constitute an event of default under the Amended Nexstar Credit Agreement.

As of September 30, 2009, we were in compliance with all indentures governing the publicly-held notes.  As of September 30, 2009, we were not in compliance with all covenants contained in the credit agreement governing our senior secured credit facility.  On October 8, 2009, we amended our credit facility to modify certain covenants.  See Note 9 for a more complete discussion of the credit facility amendment.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, we have undertaken certain actions as part of our efforts to ensure we will be in compliance with our debt covenants including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates seven stations in exchange for a service fee, 4) the consummation of a purchase agreement on March 12, 2009 to acquire all the assets of KARZ and the consummation of a purchase agreement on May 1, 2009 to acquire all the assets of WCWJ, 5) the October 8, 2009 amendment to the senior credit facility, which modified certain covenants and 6) obtaining the limited waiver of the leverage ratios as of September 30, 2009, in conjunction with the credit amendments.

We believe the consummation of the exchange offer along with the debt amendment and other actions described above, will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from September 30, 2009. However, no assurance can be provided that our actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the debt covenants.  In such event, we would consider a range of transactions or strategies to address any such situation.  For example, we might decide to divest non-core assets, refinance our existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies we might consider, could be consummated on terms satisfactory to us or at all.

Cash Requirements for Digital Television (“DTV”) Conversion

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Nexstar’s and Mission’s stations have completed the transition to digital operations except for KQTV and KMID.   KQTV holds a construction permit issued by the FCC to build a higher-power DTV facility by December 26, 2009, which permit may be further extended by the FCC until construction of the facility is completed.  Nexstar anticipates completing construction of KQTV’s full-power DTV facility by November 15, 2009.  Nexstar has completed construction of KMID’s full-power DTV facilities and is working with the FCC with respect to a grant of KMID’s authorization.

DTV conversion expenditures were $8.2 million and $13.5 million, respectively, for the nine months ended September 30, 2009 and 2008, respectively. The Company will incur various capital expenditures with respect to the completion of DTV facilities for KQTV and KMID. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 52 through 57 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of September 30, 2009 there has been no material change to this information.

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

The term loan borrowings at September 30, 2009 under the senior credit facilities bear interest at a weighted average interest rate of 2.13%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at September 30, 2009 under the senior credit facilities bear interest at a weighted average interest rate of 1.98%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$4,076	$2,038	$(2,038)	$(4,076)

Our 7% notes, our two senior subordinated PIK notes due 2014, and our 11.375% senior discount notes due 2013 are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of September 30, 2009, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

10.1
Second Amendment to the Fourth Amended and Restated Credit Agreement dated October 8, 2009, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A., Banc of America Securities LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several Banks parties thereto.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on October 15, 2009)

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

Dated: November 12, 2009