Form 10-K
period 2009-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2010-03-15
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(IRS Employer Identification No.)

5215 N. O’Connor Blvd., Suite 1400 Irving, Texas 75039	(972) 373-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	The Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $8,170,355.

As of March 2, 2010, the Registrant had outstanding:

15,018,839 shares of Class A Common Stock
and 13,411,588 shares of Class B Common Stock

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III.

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

Nexstar has time brokerage agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by Mission, but does not own any of the equity interests in Mission. For a description of the relationship between Nexstar and Mission, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2009 4th Edition, as published by BIA Financial Network, Inc.

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

PART I

Item 1.                      Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175 out of the 210 generally recognized television markets, as reported by A.C. Nielsen Company. As of December 31, 2009, we owned and operated 34 stations, and provided sales or other services to an additional 25 stations that are owned by Mission and other entities. In 21 of the 34 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. The stations that we own, operate, program or provide sales and other services to are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Florida, Montana, Rhode Island and Maryland. These stations are diverse in their network affiliations: 47 have primary affiliation agreements with one of the four major networks—15 with FOX, 12 with NBC, 9 with ABC and 11 with CBS. Six of the remaining 12 stations have primary agreements with MyNetworkTV; four stations have an agreement with The CW; one station has an agreement with This TV and one station has an agreement with Azteca America.  Additionally, three of the stations have secondary network affiliations that are broadcast over digital multicasts (DM’s) – one with MyNetworkTV, one with RTN and one with Telemundo.

On October 7, 2008, Nexstar Broadcasting, Inc. announced that it entered into a definitive agreement to acquire the assets of KWBF the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million from Equity Broadcasting Corp. In February 2009, the station was re-launched under the call letters KARZ-TV. Closing of the acquisition occurred on March 12, 2009.

As of January 1, 2009, KBTV in Beaumont, Texas became a FOX affiliate. KBTV’s NBC network affiliation expired on December 31, 2008.

On January 28, 2009, Nexstar entered into a definitive agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market. This transaction closed on May 1, 2009.

On March 23, 2009 we announced entry into an agreement with Four Points Media Group Holdings LLC (“Four Points”), owned by an affiliate of Cerberus Capital Management, L.P., whereby Nexstar Broadcasting provides management services for Four Points’ seven television stations located in four markets. Under the terms of the agreement, Nexstar receives a fixed annual management fee of $2.0 million per year, as well as annual incentive compensation based on increases of the broadcast cash flow of Four Points’ stations. The agreement provides for minimum compensation to Nexstar of $10.0 million if the Four Points stations are sold during the initial three year term of the agreement. The agreement was effective beginning March 20, 2009.

We believe that medium-sized markets offer significant advantages over large-sized markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets five or fewer local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

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

Our principal offices are at 5215 N. O’Connor Blvd., Suite 1400, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by Nexstar, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2009 we earned approximately one-fourth of our advertising revenue from spots aired during local news programming. As of December 31, 2009, our stations and the stations we provide services to provided approximately 660 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and eMedia platform. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2009, revenue generated from local advertising represented 74.1% of our consolidated broadcast revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 76.7% of our net broadcast revenue for the year ended December 31, 2009 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to.  Our and Mission’s cash broadcast payments were 4.0%, 3.1%, 3.4%, 3.4% and 4.7% of net broadcast revenue for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, ABC, and Fox affiliated stations which represented approximately 30.3%, 26.8%, 13.9% and 25.6% respectively, of our 2009 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 50 to 175 out of the 210 generally recognized television markets, where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.  The October 8, 2009 amendment to our senior credit facility specifically restricts our ability to pursue our acquisition strategy.

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 16 television stations that are owned and operated by Mission. Mission is 100% owned by an independent third party. We do not own Mission or any of its television stations. In order for both us and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, we are deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission. As a result of our controlling financial interest in Mission under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with us as if Mission were a wholly-owned entity. We expect these option agreements to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services to as of December 31, 2009:

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date
9	Washington, DC/Hagerstown, MD(4)	WHAG	NBC	O&O	(4)	(5)
31	Salt Lake City, UT	KUTV	CBS	MSA	8	10/1/14
		KUSG	This TV	MSA		10/1/14
38	West Palm Beach, FL	WTVX	The CW/RTN	MSA	5	2/1/13
		WTCN	MyNetworkTV	MSA		2/1/13
		WWHB	Azteca America	MSA		2/1/13
39	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O(6)	5	(5)
47	Jacksonville, FL	WCWJ	The CW	O&O	6	2/1/13
48	Austin, TX	KEYE	CBS/Telemundo	MSA	5	8/1/14
53	Providence, RI	WLWC	The CW	MSA	5	4/1/15
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	7	(5)
		WYOU	CBS	LSA		(5)
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	7	(5)
		KARZ	MyNetworkTV	O&O		6/1/13
74	Springfield, MO	KOLR	CBS	LSA	6	(5)
		KSFX	Fox	O&O		(5)
80	Rochester, NY	WROC	CBS	O&O	4	(5)
		WUHF	Fox	LSA		6/1/15
82	Shreveport, LA	KTAL	NBC	O&O	6	8/1/14
84	Champaign-Springfield-Decatur, IL	WCIA	CBS	O&O	6	(5)
		WCFN	MyNetworkTV	O&O		(5)
100	Ft. Smith-Fayetteville-	KFTA	Fox/NBC	O&O	6	6/1/13
	Springdale-Rogers, AR	KNWA	NBC	O&O		(5)
101	Johnstown-Altoona, PA	WTAJ	CBS	O&O	6	(5)
102	Evansville, IN	WTVW	Fox	O&O	5	(5)
107	Ft. Wayne, IN	WFFT	Fox	O&O	4	(5)
116	Peoria-Bloomington, IL	WMBD	CBS	O&O	5	(5)
		WYZZ	Fox	LSA		12/1/13
131	Amarillo, TX	KAMR	NBC	O&O	5	(5)
		KCIT	Fox	LSA		(5)
		KCPN-LP	MyNetworkTV	LSA		(5)
134	Rockford, IL	WQRF	Fox	O&O	4	(5)
		WTVO	ABC/ MyNetworkTV	LSA		(5)
138	Monroe, LA-El Dorado, AR	KARD	Fox	O&O	6	(5)
		KTVE	NBC	LSA		6/1/13
141	Beaumont-Port Arthur, TX	KBTV	Fox	O&O	4	(5)
143	Lubbock, TX	KLBK	CBS	O&O	5	(5)
		KAMC	ABC	LSA		(5)
146	Erie, PA	WJET	ABC	O&O	4	(5)
		WFXP	Fox	LSA		(5)
147	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	4	(5)
		KODE	ABC	LSA		(5)
149	Wichita Falls, TX-Lawton, OK	KFDX	NBC	O&O	5	(5)
		KJTL	Fox	LSA		(5)
		KJBO-LP	MyNetworkTV	LSA		(5)
152	Terre Haute, IN	WTWO	NBC	O&O	3	(5)
		WFXW	Fox	LSA		(5)
155	Odessa-Midland, TX	KMID	ABC	O&O	5	(5)
165	Abilene-Sweetwater, TX	KTAB	CBS	O&O	4	(5)
		KRBC	NBC	LSA		(5)
169	Billings, MT	KSVI	ABC	O&O	4	(5)
		KHMT	Fox	LSA		(5)
170	Utica, NY	WFXV	Fox	O&O	4	(5)
		WPNY-LP	MyNetworkTV	O&O		(5)
		WUTR	ABC	LSA		(5)
172	Dothan, AL	WDHN	ABC	O&O	3	(5)
198	San Angelo, TX	KSAN	NBC	LSA	4	(5)
		KLST	CBS	O&O		(5)
201	St. Joseph, MO	KQTV	ABC	O&O	1	(5)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2009 4th Edition, as published by BIA Financial Network, Inc.

(2)
O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services utilizing our employees to a station owned and operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. MSA or management service agreement, refers to a contract under which we provide management oversight of a third party’s stations and employees.  For further information regarding the LSAs to which we are party, see Note 2 to our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(3)
The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2009 4th Edition, as published by BIA Financial Network, Inc.

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

(6)	Although Nexstar owns WLYH, this station is programmed by Newport Television pursuant to a time brokerage agreement.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations and cable satellite television systems, as well as with newspapers, radio stations and internet advertising serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

The television broadcast industry transitioned to an advanced digital television (“DTV”) transmission system on June 12, 2009. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. As of June 12, 2009, television broadcasters were required to cease analog broadcasting and return one of their channels to the FCC.

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

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more predictable. We seek to attract new advertisers to television and our eMedia platform and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each station that we own and operate, program or provide sales and other services to as of December 31, 2009 is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WTAJ	Johnstown-Altoona, PA	CBS	May 2010
WTVW	Evansville, IN	Fox	June 2010
WQRF	Rockford, IL	Fox	June 2010
KARD	Monroe, LA-El Dorado, AR	Fox	June 2010
KSFX	Springfield, MO	Fox	June 2010
WFXV	Utica, NY	Fox	June 2010
WFFT	Ft. Wayne, IN	Fox	June 2010
KCIT(1)	Amarillo, TX	Fox	June 2010
WFXP(1)	Erie, PA	Fox	June 2010
KJTL(1)	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXW(1)	Terre Haute, IN	Fox	June 2010
KHMT(1)	Billings, MT	Fox	June 2010
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	June 2010
WTVX – DM(1)	West Palm Beach, FL	RTN	June 2010
KSAN(1)	San Angelo, TX	NBC	December 2010
KRBC(1)	Abilene-Sweetwater, TX	NBC	December 2010
WUTR(1)	Utica, NY	ABC	December 2010
WDHN	Dothan, AL	ABC	December 2010
WJET	Erie, PA	ABC	December 2010
KSVI	Billings, MT	ABC	December 2010
KMID	Odessa-Midland, TX	ABC	December 2010
WTVO(1)	Rockford, IL	ABC	December 2010
KAMC(1)	Lubbock, TX	ABC	December 2010
KQTV	St. Joseph, MO	ABC	December 2010
KARZ	Little Rock-Pine Bluff, AR	MyNetworkTV	August 2011
WPNY-LP	Utica, NY	MyNetworkTV	August 2011
WCFN	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2011
KCPN-LP(1)	Amarillo, TX	MyNetworkTV	August 2011
KJBO-LP(1)	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2011
WTVO – DM(1)	Rockford, IL	MyNetworkTV	August 2011
WCWJ	Jacksonville, FL	The CW	September 2011
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2011
WTWO	Terre Haute, IN	NBC	December 2011
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2011
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2011
KTVE(1)	Monroe, LA—El Dorado, AR	NBC	December 2011
WUHF(1)	Rochester, NY	Fox	March 2012
WYZZ(1)	Peoria-Bloomington, IL	Fox	March 2012
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
KODE(1)	Joplin, MO-Pittsburg, KS	ABC	December 2012
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KOLR(1)	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KBTV	Beaumont-Port Arthur, TX	Fox	December 2013
KEYE – DM(1)	Austin, TX	Telemundo	October 2014
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(2)	NBC	December 2014
WYOU(1)	Wilkes Barre-Scranton, PA	CBS	June 2015
WLYH(3)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016
WTVX(1)	West Palm Beach, FL	The CW	August 2017
WLWC(1)	Providence, RI	The CW	August 2017
KEYE(1)	Austin, TX	CBS	August 2017
KUTV(1)	Salt Lake City, UT	CBS	August 2017
WTCN(1)	West Palm Beach, FL	MyNetworkTV	August 2017
KUSG(1)	Salt Lake City, UT	This TV	August 2017
WWHB(1)	West Palm Beach, FL	Azteca America	August 2017

(1)	These stations are owned by independent third parties. which maintain the network affiliation agreements.
(2)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
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

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the adverting rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portable digital devices such as video iPods and cell phones which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems, such as VCRs, DVDs and DVRs; video-on-demand and pay-per-view; the Internet; and television game devices.

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

The only markets in which we currently are permitted to own two stations under the duopoly rule are the Champaign-Springfield-Decatur, Illinois market and the Little Rock-Pine Bluff, Arkansas market. However, we also are permitted to own two stations in the Fort Smith-Fayetteville-Springdale-Rogers market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. In all of the markets where we have entered into local service agreements, except for two, we do not provide programming other than news (comprising less than 15% of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to program these stations under the terms of these agreements until the rule is changed.

National Ownership. There is no nationwide limit on the number of television stations which a party may own.  However, the Communications Act and FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%.  The stations that Nexstar owns have a combined national audience reach of 8.8%.

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

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC adopted modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect.  Multiple challenges to this proceeding were filed with the U.S. Court of Appeals, which remain pending.  Sometime during 2010, the FCC is expected to officially initiate the next statutorily-mandated review of its media ownership rules and request public comments thereon.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent rights in connection with the carriage of their signal on cable television systems within their DMA. For a majority of our and Mission’s stations the most recent election was made October 1, 2008, for the three-year period beginning January 1, 2009.

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

Direct-to-Home Satellite Services and Carriage Rights. Direct broadcast satellite (“DBS”) providers are permitted to carry local channels, including “significantly viewed” out-of-market stations when local service is provided. Under certain circumstances, DBS providers also are permitted to provide network service from a station outside a local market for subscribers in the market who are “unserved” by a local station affiliated with the same network. In addition, DBS subscribers who were not receiving a digital signal as of December 8, 2004 may receive distant signals for digital television programming from their DBS provider if they were receiving the local analog signal of a network affiliate and the subscriber cannot receive a local digital signal of that network-affiliated station over-the-air.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2008 for the three year period that began on January 1, 2009. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Jacksonville, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. Dish Network currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Dothan, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Jacksonville, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We and Mission have long-term carriage agreements with both DirecTV (expiring in 2011) and DISH Network (formerly EchoStar) (expiring in 2011) that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

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

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format. As of December 31, 2009, all of Nexstar’s and Mission’s stations have completed the transition to digital operations; however, Nexstar is working with the FCC with respect to KMID’s authorization.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, Internet access, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. Commercial television stations also are required to pay the FCC 5% of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Television station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

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

Employees

As of December 31, 2009, we had a total of 2,114 employees, comprised of 1,970 full-time and 144 part-time or temporary employees. As of December 31, 2009, 165 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Item 1A.                      Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

The continued economic slowdown in the United States and the national and world-wide financial crisis may adversely affect our results of operations, cash flows and financial condition. Among other things, these negative economic trends could adversely affect demand for television advertising, reduce the availability, and increase the cost, of short-term funds for liquidity requirements, and adversely affect our ability to meet long-term commitments. In addition, general trends in the television industry could adversely affect demand for television advertising as consumers turn to alternative media, including the Internet, for entertainment.

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

Our ability to access funds under the Nexstar Senior Credit Facility (“Nexstar Facility”) depends, in part, on our compliance with certain financial covenants in the Nexstar Facility, including covenants based on EBITDA as defined in the Nexstar Facility. If our EBITDA is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility or it might be considered an event of default under the Nexstar Facility.

Disruptions in the capital and credit markets, as have been experienced during 2009 and may continue in 2010, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

We and Mission had aggregate net losses of $12.6 million, $78.1 million and $19.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. We and Mission may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2009, we and Mission had $670.4 million of debt, which represented 135.7% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

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

•    make acquisitions;

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

Our senior credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

As of September 30, 2009, we were in compliance with all indentures governing the publicly-held notes. As of September 30, 2009, we were not in compliance with all covenants contained in the credit agreements governing our senior credit facility. On October 8, 2009, we amended our credit facility to modify certain covenants. See Note 11 of our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a more complete discussion of the credit facility amendment. The October 8, 2009 amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009 contained in the credit agreement governing our senior credit facility.  As of December 31, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011.

The industry-wide mandatory conversion to digital television could have an adverse impact on our business, as certain viewers that do not upgrade their technology to be able to receive digital signals could no longer be able to view our programming.

Television stations in the U.S. transitioned from analog to digital broadcasts and had to phase-out analog broadcasting altogether by June 12, 2009. All of our and Mission’s stations are broadcasting with digital only signals. TV viewers who receive their signals over-the-air (instead of through multichannel video program distributors, which we refer to as MVPDs, such as cable, satellite, or fiber optic service) and who have older, analog-only television receivers, had to obtain digital-to-analog converters (or new digital televisions) and perhaps new antennas in order to continue watching television after June 12, 2009. The federal government established a program to provide eligible TV viewers with coupons to cover the expense of purchasing digital-to-analog converters (but not new antennas). However, due to technological differences in the way digital as compared to analog TV signals are received, it is possible that some viewers who received adequate analog signals over-the-air are not able to receive usable digital signals (even with digital-to-analog converters and new antennas) and, therefore, are not able to watch some or all of the stations they have been watching (unless they subscribe to an MVPD service).

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by an independent third party. Mission owns and operates 16 television stations as of December 31, 2009. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. The sole shareholder of Mission has granted to us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

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

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate or provide services to have network affiliation agreements––12 stations have primary affiliation agreements with NBC, 11 with CBS, 9 with ABC, 15 with Fox, 6 with MyNetworkTV, 4 with The CW, 1 with This TV and 1 with Azteca America.  Additionally, three of the stations have secondary affiliation agreements – one with MyNetworkTV, one with RTN and one with Telemundo.  Each of NBC, CBS, ABC, RTN, Telemundo, Azteca America and This TV generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, some of the stations we operate or provide services to also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times beginning in May 2010 through August 2017.

Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with cable operators, direct broadcast satellite operators, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements. Networks have proposed to include these provisions in their network affiliation agreements. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Nexstar and could have an adverse effect on our business, financial condition, and results of operations.

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

We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful. On October 8, 2009, we amended our credit facility and the amendment also specifically restricts our ability to pursue our acquisition strategy.

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

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired 20 stations and contracted to provide service to 17 additional stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC may fail to grant a construction permit for KMID’s digital facilities.

On December 8, 2008, Nexstar submitted an application to modify KMID’s construction permit to specify a new broadcast tower for KMID’s digital operations. The FCC requested further information regarding this application, which Nexstar submitted on September 8, 2009. The FCC has not yet granted KMID’s digital authorization; however, the FCC has granted KMID a special temporary authorization for the continued operation of KMID’s digital facilities during the pendency of its review. We believe the FCC will likely grant KMID’s digital authorization in the normal course. However, if the FCC ultimately denies KMID’s amended application, Nexstar will be required to cease operating KMID’s digital facilities.

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

As of December 31, 2009, approximately $362.8 million, or 58.5%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements.  We recorded an impairment charge of $16.2 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations.  We recorded an impairment charge of $82.4 million during the year ended December 31, 2008 that included an impairment to the carrying value of FCC licenses of $41.4 million, related to 20 of our television stations; an impairment to the carrying value of network affiliation agreements of $2.1 million related to 3 of our television stations; and an impairment to the carrying values of goodwill of $38.9 million, related to 10 reporting units consisting of 11 of our television stations. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

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

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies could also adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques, now in use with direct broadcast satellites, cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on the future results of our television businesses.

If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose audience share and revenue.

Direct broadcast satellite television companies are permitted to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and Dish Network, carry our and Mission’s stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our and Mission’s stations in the Champaign-Springfield-Decatur, Evansville, Ft. Smith-Fayetteville-Springdale-Rogers, Ft. Wayne, Jacksonville, Johnstown-Altoona, Little Rock-Pine Bluff, Peoria-Bloomington, Rochester, Rockford, Shreveport, Springfield and Wilkes Barre-Scranton markets. Dish Network currently provides satellite carriage of our and Mission’s stations in the Abilene-Sweetwater, Amarillo, Beaumont-Port Arthur, Billings, Champaign-Springfield-Decatur, Dothan, Erie, Evansville, Fort Wayne, Ft. Smith-Fayetteville-Springdale-Rogers, Hagerstown, Jacksonville, Johnstown-Altoona, Joplin, MO-Pittsburg, KS, Little Rock-Pine Bluff, Lubbock, Monroe, LA-El Dorado, AR, Odessa-Midland, Peoria-Bloomington, Rochester, Rockford, San Angelo, Shreveport, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent.  Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325 thousand per violation.

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

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use which alteration could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated a proceeding to assess the availability of spectrum to meet future wireless broadband needs pursuant to which the FCC is examining whether some portion of the spectrum currently used for commercial broadcast television can be made available for wireless broadband use. The FCC has proposed requiring television stations to co-locate their antennas and/or reducing the amount of spectrum allocated to each television station from 6 megahertz to 3 megahertz. If the FCC determines to move forward with reducing the spectrum available to television broadcasters for their use, it may render our investment in digital facilities worthless and consequently reduce the useful lives of certain digital equipment, could require substantial additional investment to continue our operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals.

Item 1B.                      Unresolved Staff Comments

None

Item 2.                          Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/11
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/11
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK/KARZ—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	4/5/11

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/13
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/13
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	5/31/10
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	11/30/10
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio(6)	Leased	8,000 Sq. Ft.	1/31/13
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	240 Sq. Ft.	Month to Month

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio- Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	11,000 Sq. Ft.	6/12/12
Sales Office-Frederick	Leased	1,200 Sq. Ft.	8/10/10
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KSFX—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	Month to Month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio(3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—
Tower/Transmitter Site	Leased	160 Sq. Ft.	9/1/14
Tower/Transmitter Site—Cassville	Leased	96 Sq. Ft.	1/12/10

WPNY–LP—Utica, NY
Office-Studio(4)	—	—	—

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	6/1/10
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/11
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	12/31/10
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WQRF—Rockford, IL
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

WCWJ—Jacksonville, FL
Office-Studio	100% Owned	19,847 Sq. Ft.	—
Office-Studio - Tower/Transmitter Site	100% Owned	7.92 Acres	—
Building/Transmitter Site	100% Owned	200 Sq. Ft.	—

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office	Leased	9,950 Sq. Ft.	Month to Month
Office	Leased	900 Sq. Ft.	Month to Month
Office-Studio	Leased	10,000 Sq. Ft.	7/31/14
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	936 Sq. Ft.	7/31/25
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Tower/Transmitter Site—Fort Smith	Leased	1,925 Sq. Ft.	9/1/11
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/14
Office-Johnstown	Leased	672 Sq. Ft.	2/28/11
Office-State College Bureau	Leased	7,200 Sq. Ft.	Month to Month
Office-Dubois Bureau	Leased	315 Sq. Ft.	9/30/10
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

Corporate Office—Irving, TX	Leased	18,168 Sq. Ft.	12/31/13

Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KSFX are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.
(6)	This office was destroyed by a fire in February 2009.

Mission owns and leases facilities in the following locations:

WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site(3)	—	—	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(9)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio(10)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site—Union Parrish	Leased	2.7 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office-Brecksville, OH	Leased	540 Sq. Ft.	10/31/10

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WFXW are owned by WTWO.
(3)	The office space, studio and tower used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.
(9)	The tower/transmitter used by KRBC is owned by KTAB.
(10)	The office space and studio used by KTVE are owned by KARD.

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

Item 4.                      Reserved

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “NXST”.

The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated, as reported by Nasdaq:

2009:	High	Low
1st Quarter 2009	$0.94	$0.53
2nd Quarter 2009	$0.95	$0.64
3rd Quarter 2009	$3.67	$0.59
4th Quarter 2009	$4.07	$2.05

2008:	High	Low
1st Quarter 2008	$8.94	$5.90
2nd Quarter 2008	$6.50	$4.09
3rd Quarter 2008	$3.92	$2.22
4th Quarter 2008	$2.06	$0.50

The following table summarizes the outstanding shares of common stock held by shareholders of record as of March 2, 2010:

Type	Shares Outstanding	Shareholders of Record
Common—Class A	15,018,839	49(1)
Common—Class B	13,411,588	3

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 1,000 shareholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,726,000	$7.36	707,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,726,000	$7.36	707,000

For a more detailed description of our option plans and grants, we refer you to Note 15 to the consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2004 through December 31, 2009 with the total return of the NASDAQ Composite Index, our peer index of pure play television companies used in 2008 and our peer index of pure play television companies used in 2009.  Our peer index used in 2009 consists of the following publicly traded companies:  Gray Television, Inc., LIN TV Corp. and Sinclair Broadcast Group, Inc. (the “Peer Group 2009”).  Our peer index used in 2008 consists of the following publicly traded companies: ACME Communications, Inc., Gray Television, Inc., LIN TV Corp., Sinclair Broadcast Group, Inc. and Young Broadcasting, Inc. (the “Peer Group 2008”).  We changed our peer index in 2009 to eliminate companies that were no longer publicly traded (Granite Broadcasting Corporation and Hearst Argyle Television, Inc.) and also the ones that were no longer traded on a major stock exchange (ACME Communications, Inc. and Young Broadcasting, Inc.).  Hearst Argyle Television, Inc. , a constituent of our Peer Group 2008 prior to 2009, is not included in our Peer Group 2008 for the year ended December 31, 2009 as a result of its deregistration as a public company in connection with its privatization in June 2009.  Granite Broadcasting Corporation, a constituent of our Peer Group 2008 prior to 2007, is not included in our Peer Group 2008 for or subsequent to the year ended December 31, 2007 as a result of its deregistration as a public company in connection with its privatization in June 2007.  The graph assumes the investment of $100 in our Class A Common Stock and in each of the indices on December 31, 2004. The performance shown is not necessarily indicative of future performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$54.34	$50.43	$99.13	$5.54	$43.93
NASDAQ Composite Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Peer Group 2008	$100.00	$80.01	$85.25	$77.62	$19.54	$34.13
Peer Group 2009	$100.00	$74.78	$77.48	$76.34	$17.10	$31.68

Item 6.                      Selected Financial Data

We have derived the following consolidated statement of operations data for 2009, 2008, and 2007 and consolidated balance sheet data as of December 31, 2009 and 2008 from our consolidated financial statements included herein. We have derived the following consolidated statement of operations data for 2006 and 2005 and consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our 2007 Form 10-K filed on March 11, 2008 and our 2006 Form 10-K filed on March 14, 2007. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements which are included herein.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$251,979	$284,919	$266,801	$265,169	$228,939
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	77,233	78,287	74,128	71,465	67,681
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	89,525	90,468	86,773	85,293	75,863
Restructure Charge	670	—	—	—	—
Non-cash contract termination fees	191	7,167	—	—	—
Impairment of goodwill(1)	7,360	38,856	—	—	—
Impairment of other intangible assets(2)	8,804	43,539	—	—	—
Amortization of broadcast rights	25,263	20,423	21,457	19,701	22,257
Depreciation and amortization	45,385	49,153	45,880	42,221	43,244
Gain on asset exchange	(8,093)	(4,776)	(1,962)	—	—
Loss on property held for sale	—	—	—	—	616
Loss (gain) on asset disposal, net	(2,560)	(43)	(17)	639	668
Income (loss) from operations	8,201	(38,155)	40,542	45,850	18,610
Interest expense	(39,236)	(48,832)	(55,040)	(51,783)	(47,260)
Gain (loss) on extinguishment of debt	18,567	2,897	—	—	(15,715)
Interest income	51	713	532	760	213
Other income, net	3	2	—	—	380
Loss before income taxes	(12,414)	(83,375)	(13,966)	(5,173)	(43,772)
Income tax benefit (expense).	(200)	5,316	(5,807)	(3,819)	(4,958)
Net loss	(12,614)	$(78,059)	$(19,773)	$(8,992)	$(48,730)

(1)	The Company recognized impairment charges related to goodwill during the years ended December 31, 2009 and 2008. See Footnote 8 under Item 8 of this Form 10K for additional information.
(2)
The Company recognized impairment charges related to FCC licenses for the years ended December 31, 2009 and 2008 and network affiliation agreements for the year ended December 31, 2008.  See Footnote 8 under Item 8 of this Form 10-K for additional information.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Basic and diluted loss per share:
Net loss attributable to common shareholders	$(0.44)	$(2.75)	$(0.70)	$(0.32)	$(1.72)
Weighted average number of shares outstanding:
Basic and diluted	28,427	28,423	28,401	28,376	28,363
Balance Sheet Data (end of period):
Cash and cash equivalents	$12,752	$15,834	$16,226	$11,179	$13,487
Working capital (deficit)	36,875	27,391	(11,472)	21,872	26,144
Net intangible assets and goodwill	362,762	390,540	494,092	519,450	494,231
Total assets	619,826	626,587	708,702	724,709	680,081
Total debt	670,374	662,117	681,176	681,135	646,505
Total stockholders’ deficit	(176,263)	(165,156)	(89,390)	(73,290)	(66,025)
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$22,993	$60,648	$36,987	$54,462	$14,350
Investing activities	(35,590)	(38,492)	(18,608)	(79,272)	(26,358)
Financing activities	9,515	(22,548)	(13,332)	22,502	6,990
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$18,838	$30,687	$18,221	$23,751	$13,891
Cash payments for broadcast rights	9,315	8,239	8,376	8,284	9,704

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

As a result of our controlling financial interest in Mission under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. As discussed in Note 2 to our consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K, we have considered the method of accounting as required by interpretive guidance for the consolidation of variable interest entities, and have determined that we are required to continue consolidating Mission’s financial position, results of operations and cash flows. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

Executive Summary

2009 Highlights

•
Net revenue decreased 11.6% during the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily from the decrease in political, local and national advertising revenue, partially offset by an increase in retransmission compensation. Gross political advertising revenue decreased $26.9 million or 81.9% for the year ended December 31, 2009. The decrease was attributed to the presidential and statewide and/or local races that occurred during 2008, compared to a nominal amount of political advertising in 2009.

•
Gross local and national advertising revenue on a combined basis decreased $25.2 million, or 10.6% during the year ended December 31, 2009 due in large part to decrease in automotive-related advertising, our largest advertising category.

•
eMedia revenue increased by approximately $1.5 million or 14.8% to $11.7 million for the year ended December 31, 2009 compared to $10.2 million for the year ended December 31, 2008 as a result of expanding the products offered in this area and increased marketing efforts.

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

•
On March 23, 2009 we announced entry into an agreement with Four Points Media Group LLC (“Four Points”), owned by an affiliate of Cerberus Capital Management, L.P., whereby Nexstar provides management services for Four Points’ seven television stations located in four markets. Under the terms of the agreement, Nexstar receives a fixed annual management fee of $2.0 million, as well as annual incentive compensation based on increases of the broadcast cash flow of Four Points’ stations. The agreement provides for minimum compensation to Nexstar of $10.0 million if the Four Points stations are sold during the initial three-year term of the agreement. The agreement was effective beginning March 20, 2009.

•
In May 2009, we completed regionalizing certain accounting and traffic functions as part of our efforts to reduce the Company’s overhead costs. We estimate this initiative will save the Company $2.2 million annually.

•
We recorded an impairment charge of $16.2 million during the year ended December 31, 2009 that included an impairment to the carrying value of FCC licenses of $8.8 million, related to 19 of our television stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations.

•
During the year ended December 31, 2009, repayments totaling $21.5 million were made on Nexstar’s and Mission’s debt outstanding, of which $9.6 million was paid to retire $27.8 million of Nexstar’s 11.375% senior discount notes, $0.4 million was paid to retire $1.0 million of Nexstar’s 7% senior subordinated notes, $8.0 million were revolving loan repayments and $3.5 million were scheduled term loan maturities.

•	On March 30, 2009, we completed the exchange of $143.6 million of 7% senior subordinated notes, due 2014 for $142.3 million of 7% senior subordinated payment-in-kind (“PIK”) notes, due 2014.

•
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

Overview of Operations

We owned and operated 34 television stations as of December 31, 2009. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations, including 16 television stations owned and operated by Mission as of December 31, 2009. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2009 with Mission:

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

(2)
We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. The JSAs permit us to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2009 and 2008, revenue generated from local advertising represented 74.1% and 72.2%, respectively, of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). The remaining advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

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

Industry Trends

Our net revenue decreased 11.6% to $252.0 million for the year ended December 31, 2009 compared to $284.9 million for the year ended December 31, 2008 primarily due to a decrease in political, local and national advertising revenue. Political advertising revenue was $5.9 million for the year ended December 31, 2009, a significant decrease from the $32.9 million for the year ended December 31, 2008. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue in that year. However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2010 is another election year, we expect a significant increase in the political advertising revenue to be reported in 2010 in relation to the amount of political advertising reported in 2009.

The decrease in political revenue was accompanied by a decrease in local and national advertising revenue of $25.2 million, or 10.6%. The decrease was primarily due to a decrease in automotive-related advertising, our largest advertising category, which represented approximately 17.0% and 22.7% of our core local and national advertising revenue for the years ended December 31, 2009 and 2008, respectively. Our automotive-related advertising decreased approximately 33% for the year ended December 31, 2009 as compared to the same period in 2008. This trend has been primarily due to the current condition of the automotive industry and resulting decline in the demand for advertising from this business category.

The Television Bureau of Advertising has forecasted U.S. television spot advertising revenue (total of local and national advertising revenue, excluding political advertising revenue) in 2010 to increase by approximately 3.6% to 6.1% compared to 2009.

Station Acquisitions

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ (formerly KWBF), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million. The acquisition gives Nexstar an opportunity to further utilize existing retransmission compensation contracts and also to achieve duopoly synergies within the Little Rock market.  In accordance with the purchase agreement, Nexstar made a down payment of $0.4 million in 2008. This acquisition closed on March 12, 2009 and the remaining $3.6 million was paid from available cash on hand.  Transaction costs such as legal, accounting, valuation and other professional services of $0.1 million were expensed as incurred.

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. Nexstar viewed this acquisition as an opportunity to leverage our management expertise and increase profitability of the station by overlaying our existing retransmission compensation contracts and incorporating our cost reduction strategies.  The transaction closed on May 1, 2009.  Cash available on hand was used to make a $1.0 million down payment in February 2009 and the remaining $16.2 million (net of working capital adjustment) was paid upon closing.  Transaction costs such as legal, accounting, valuation and other professional services of $0.3 million were expensed as incurred.

Refinancing of Long-Term Debt Obligations

On February 27, 2009, Nexstar Broadcasting, an indirect subsidiary of Nexstar, announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (the “Old Notes”) in exchange for (i) up to $142,320,761 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The total exchange price received by tendering holders of the Old Notes in the exchange offer included an early participation payment of $30.00 per $1,000 principal amount of Old Notes payable only to holders who tendered their Old Notes at or before March 10, 2009, which is in addition to the $93.10 per $1,000 principal amount of Old Notes payable to all holders who validly tendered their Old Notes on March 26, 2009. The exchange closed on March 30, 2009. The New Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The New Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting pays interest on the New Notes on January 15 and July 15 of each year, commencing on July 15, 2009. Interest is computed on the basis of a 360-day year of twelve 30-day months. However, prior to January 15, 2011, the interest on the New Notes will not be cash interest. From the date of issuance through January 15, 2011, Nexstar Broadcasting pays interest on the New Notes entirely by issuing additional New Notes (the “PIK Interest”). PIK Interest accrues on the New Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all New Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$157,429	60.6	$171,552	57.0	$175,508	62.9
National	55,052	21.2	66,122	22.0	74,256	26.6
Political	5,949	2.3	32,886	10.9	4,308	1.6
Retransmission compensation(1)	24,252	9.3	14,393	4.8	11,810	4.2
eMedia revenue	11,687	4.5	10,180	3.4	5,113	1.8
Network compensation	2,136	0.8	3,523	1.1	4,364	1.6
Other	3,402	1.3	2,498	0.8	3,652	1.3
Total gross revenue	259,907	100.0	301,154	100.0	279,011	100.0
Less: Agency commissions	27,328	10.5	34,587	11.5	31,629	11.3
Net broadcast revenue	232,579	89.5	266,567	88.5	247,382	88.7
Trade and barter revenue	19,400		18,352		19,419
Net revenue	$251,979		$284,919		$266,801

(1)
Retransmission compensation consists of a per subscriber-based compensatory fee and excludes advertising revenue generated from retransmission consent agreements, which is included in gross local advertising revenue.

 Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$251,979	100.0	$284,919	100.0	$266,801	100.0
Operating expenses (income):
Corporate expenses	18,561	7.4	15,473	5.4	13,348	5.0
Station direct operating expenses, net of trade	70,549	28.0	72,056	25.3	68,112	25.5
Selling, general and administrative expenses	70,964	28.2	74,995	26.3	73,425	27.5
Impairment of goodwill	7,360	2.9	38,856	13.6	—	—
Impairment of other intangible assets	8,804	3.5	43,539	15.3	—	—
Restructure charge	670	0.3	—	—	—	—
Non-cash contract termination fees	191	0.1	7,167	2.5	—	—
Gain on asset exchange	(8,093)	(3.2)	(4,776)	(1.7)	(1,962)	(0.7)
Loss (gain) on asset disposal, net	(2,560)	(1.0)	(43)	—	(17)	—
Trade and barter expense	18,699	7.4	17,936	6.3	18,423	6.9
Depreciation and amortization	45,385	18.0	49,153	17.3	45,880	17.2
Amortization of broadcast rights, excluding barter	13,248	5.3	8,718	3.1	9,050	3.4
Income (loss) from operations	$8,201		$(38,155)		$40,542

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Gross local advertising revenue was $157.4 million for the year ended December 31, 2009, compared to $171.6 million for the same period in 2008, a decrease of $14.2 million, or 8.2%. Gross national advertising revenue was $55.1 million for the year ended December 31, 2009, compared to $66.1 million for the same period in 2008, a decrease of $11.0 million, or 16.7%. The combined net decrease in gross local and national advertising revenue of $25.2 million was largely the result of a $17.9 million decrease in automotive related advertising, our largest advertising category.  Also contributing to the overall decrease in local and national advertising were decreases in the following advertising categories:  fast food and restaurants - $0.9 million; department stores and retail - $1.0 million; furniture - $1.9 million; paid programming - $3.0 million; medical and healthcare - $1.5 million; and telcom - $2.0 million.  These decreases were partially offset by an increase in the radio, cable and newspaper category of $2.5 million and also the addition of stations KARZ and WCWJ in 2009, which contributed combined local and national advertising revenue of $6.8 million.

Gross political advertising revenue was $5.9 million for the year ended December 31, 2009, compared to $32.9 million for the same period in 2008, a decrease of $27.0 million, or 81.9%. The decrease in gross political revenue was attributed to presidential, statewide and/or local races (primarily in Pennsylvania, Indiana, Alabama, Missouri and Montana) that occurred during the year ended December 31, 2008 as compared to nominal political advertising during the year ended December 31, 2009.

Retransmission compensation was $24.3 million for the year ended December 31, 2009, compared to $14.4 million for the same period in 2008, an increase of $9.9 million, or 68.5%. The increase in retransmission compensation was primarily the result of cable agreements being renegotiated at higher rates at the end of 2008 and also the addition of KARZ and WCWJ in 2009.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $11.7 million for the year ended December 31, 2009, compared to $10.2 million for the year ended December 31, 2008, an increase of $1.5 million or 14.8%. The increase in new media revenue was a result of offering new products in 2009, as well as the acquisition of WCWJ in May 2009.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $18.6 million for the year ended December 31, 2009, compared to $15.5 million for the year ended December 31, 2008, an increase of $3.1 million, or 20.0%. The increase during the year ended December 31, 2009 was primarily attributed to $2.9 million in fees associated with the March 2009 7% notes exchange offer and also an increase in legal and professional fees associated with the October 2009 amendment of the senior secured credit facility.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $141.5 million for the year ended December 31, 2009, compared to $147.1 million for the same period in 2008, a decrease of $5.6 million, or 3.8%. The decrease in station direct operating expenses, net of trade and selling, general and administrative expenses, is primarily attributed to decreases in national and local sales commissions resulting from lower national and local revenue and a reduction in payroll-related costs due to regionalizing certain accounting and traffic functions in 2009 offset in part by the acquisition of WCWJ.

Amortization of broadcast rights, excluding barter, was $13.2 million for the year ended December 31, 2009, compared to $8.7 million for the same period in 2008, an increase of $4.5 million, or 52.0%.  The increase was primarily due to the addition of stations WCWJ and KARZ, which included combined write-downs of $2.4 million.

Amortization of intangible assets was $23.7 million for the year ended December 31, 2009, compared to $28.1 million for the same period in 2008, a decrease of $4.4 million, or 15.7%. The decrease was primarily related to the write-off of an affiliation agreement in 2008 due to one of our stations changing network affiliations in January of 2009 and also reductions in carrying values of certain network affiliation agreements that were impaired in the second half of 2008.

Depreciation of property and equipment was $21.7 million for the year ended December 31, 2009, compared to $21.0 million for the same period in 2008, an increase of $0.7 million, or 3.1%.

For the years ended December 31, 2009 and 2008, we recognized a non-cash gain of $8.1 million and $4.8 million, respectively from the exchange of equipment under an arrangement with Sprint Nextel Corporation.  The increase in this gain was due to the higher number of stations completing spectrum conversions in 2009 compared to 2008.

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date.  Nexstar estimates the restructuring will save the Company approximately $2.2 million annually.  The Company incurred a $0.7 million charge during 2009 related to these benefits.

In 2009, the Company incurred a non-cash charge of $0.2 million related to the termination of national sales representation agreements at certain stations.  The Company incurred a similar type of charge in 2008 in the amount of $7.2 million related to a different group of stations.

The net gain on asset disposal of $2.6 million included gains of $2.3 million and $1.0 million related to the KSNF and KBTV casualty losses, respectively.

We recorded an impairment charge of $16.2 million during 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our television stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations. In 2008, we recorded total impairment charges of $82.4 million that included an impairment to the carrying values of FCC licenses of $41.4 million, related to 22 of our television stations; an impairment to the carrying value of network affiliation agreements of $2.1 million, related to three of our television stations; and an impairment to the carrying values of goodwill of $38.9 million, related to 10 reporting units consisting of 11 of our television stations.  As required by the authoritative guidance for goodwill and other intangible assets, we tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired.  These events and circumstances include the overall economic recession and a continued decline in demand for advertising at several of our stations.  See Note 8 in the Notes to Consolidated Financial Statements in Item 8 of this document.

Income from Operations

Income from operations was $8.2 million for the year ended December 31, 2009, compared to a loss of $38.2 million for the same period in 2008, an increase of $46.4 million, or 121.5%. The increase was primarily the result of reductions in: 1) impairment charges, 2) direct operating expenses, 3) amortization of intangible assets and 4) non-cash contract termination fees, combined with increases in gains recognized on asset exchanges and disposals, partially offset by the decrease in net revenue and increases in corporate expenses and the amortization of broadcast rights.

Interest Expense

Interest expense, including amortization of debt financing costs, was $39.2 million for the year ended December 31, 2009, compared to $48.8 million for the same period in 2008, a decrease of $9.6 million, or 19.7%. The decrease in interest expense was primarily attributed to lower average interest rates for most of 2009 compared to 2008 combined with the $27.8 million reduction in the outstanding 11.375% notes period-over-period.  These decreases were partially offset by the increase in the amount outstanding under the revolving credit facility in 2009.

Gain on Extinguishment of Debt

In 2009, the Company purchased $27.8 million of its 11.375% notes and $1.0 million of its 7% notes for a total of $10.0 million, plus accrued interest of $1.0 million.  These transactions resulted in combined gains of $18.6 million for the year ended December 31, 2009.  On October 16, 2008, Nexstar purchased $5 million (face value) of the Company’s outstanding 7% Notes. The cash paid was approximately $3.1 million which included approximately $0.1 million of accrued interest. On October 28, 2008, Nexstar purchased $2.5 million (face value) of the 7% Notes for approximately $1.5 million, which included approximately $0.1 million of accrued interest. As a result of these two transactions, Nexstar recognized a combined gain of $2.9 million in 2008. This amount is net of a $0.1 million pro-rata write-off of debt financing costs associated with the 7% Notes.

Income Taxes

Income tax expense was $0.2 million for the year ended December 31, 2009, compared to a benefit of $5.3 million for the same period in 2008, an increase in expense of $5.5 million. The increase was primarily due to the tax benefit recognized as a result of the $80.3 million impairment charge in 2008 compared to the $16.2 million impairment charge in 2009 on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $147.1 million for the year ended December 31, 2008, compared to $141.5 million for the same period in 2007, an increase of $5.6 million, or 3.9%. The increase in station direct operating expenses, net of trade and selling, general and administrative expense, is primarily attributed to (1) the addition of KTVE in 2008 and (2) payroll-related costs and commissions related to the growth in eMedia revenue. These increases were partially offset by a reduction in employee incentives.

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

Income from Operations

Loss from operations was $38.2 million for the year ended December 31, 2008, compared to income of $40.5 million for the same period in 2007, a decrease of $78.7 million, or 194.3%. The decrease was primarily the result of impairment charges as required by authoritative guidance for goodwill and other intangible assets partially offset by increases in net revenue.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$22,993	$60,648	$36,987
Net cash used for investing activities	(35,590)	(38,492)	(18,608)
Net cash provided by (used for) financing activities	9,515	(22,548)	(13,332)
Net increase (decrease) in cash and cash equivalents	$(3,082)	$(392)	$5,047
Cash paid for interest	$29,215	$39,036	$40,575
Cash paid for income taxes, net	$523	$178	$51

	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$12,752	$15,834
Long-term debt including current portion	$670,374	$662,117
Unused commitments under senior secured credit facilities(1)	$20,500	$66,500

(1)	Based on covenant calculations, as of December 31, 2009, $20.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows—Operating Activities

The comparative net cash flows provided by operating activities decreased by $37.7 million during the year ended December 31, 2009 compared to the same period in 2008. The decrease was primarily due to our overall decrease in net revenue of $32.9 million combined with a decrease of $12.7 million resulting from the timing of collections of accounts receivable, partially offset by the decrease in cash paid for interest of $9.8 million.

Cash paid for interest decreased by $9.8 million during the year ended December 31, 2009 compared to the same period in 2008. The decrease was due to a decrease in cash payments of interest on our and Mission’s bank debt combined with the reduction in our 11.375% notes outstanding. Cash payments of interest on our and Mission’s senior credit facilities were $11.5 million for the year ended December 31, 2009, compared to $19.9 million for the year ended December 31, 2008, a decrease of $8.4 million. The decrease was due to lower average interest rates in 2009 compared to 2008, partially offset by the increase in net borrowings under the revolving credit facility.

The comparative net cash flows provided by operating activities increased by $23.7 million during the year ended December 31, 2008 compared to the same period in 2007. The increase was primarily due to (1) our increase in net revenue of $18.1 million, partially offset by an increase in direct operating and general and administrative expenses of $7.8 million, (2) an increase of $10.2 million resulting from the timing of collections for accounts receivable and (3) an increase of $2.3 million related to timing of interest payments on the 11.375% senior discount notes.

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

Cash Flows—Investing Activities

The comparative net cash used for investing activities decreased by $2.9 million during the year ended December 31, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in purchases of property and equipment and the insurance proceeds for KBTV and KSNF, partially offset by the increase in acquisition-related payments.

The comparative net cash used for investing activities increased by $19.9 million during the year ended December 31, 2008 compared to the same period in 2007. The increase was primarily due to increases in purchases of property and equipment and in acquisition-related payments.

Capital expenditures were $19.0 million for the year ended December 31, 2009, compared to $30.8 million for the year ended December 31, 2008. The decrease was primarily attributable to more digital conversions occurring in 2008.

Capital expenditures were $30.8 million for the year ended December 31, 2008, compared to $18.5 million for the year ended December 31, 2007. The increase was primarily attributable to digital conversion expenditures, which were $23.3 million for the year ended December 31, 2008 compared to $8.6 million for the same period in 2007.

Cash used for station acquisitions was $20.8 million for the year ended December 31, 2009, $8.3 million for the year ended December 31, 2008 and $0.4 million for the year ended December 31, 2007.

Acquisition-related payments for the year ended December 31, 2009 included $17.2 million related to the acquisition of WCWJ and $3.6 million for the remaining payment on KARZ.

Acquisition-related payments for the year ended December 31, 2008 included $7.9 million related to Mission’s acquisition of KTVE and $0.4 million for the down-payment on KARZ. The $0.4 million of acquisition-related payments in 2007 were for the down payment on the KTVE acquisition.

Cash Flows—Financing Activities

The comparative net cash from financing activities increased by $32.1 million during the year ended December 31, 2009 compared to the same period in 2008, primarily due to an increase in net borrowings under the revolving credit facility of $43.0 million combined with a reduction in net payments on our outstanding notes of $11.1 million, partially offset by consideration of $17.7 million paid to bondholders in the exchange of the 7% senior subordinated notes and an increase in payments for debt finance costs of $5.1 million.

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

 During 2009, we purchased $27.9 million and $1.0 million (both face amounts) of our 11.375% notes and 7% notes, respectively, for a total of $10.0 million.

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

During the year ended December 31, 2009, there were $3.5 million of scheduled term loan maturities, $8.0 million of revolving loan repayments and $54.0 million of revolving loan borrowings under our and Mission’s senior secured credit facilities.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2009, Nexstar and Mission had total combined debt of $670.4 million, which represented 135.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness (undiscounted) scheduled to mature for the periods referenced as of December 31, 2009:

	Total	2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Nexstar senior credit facility	$226,329	$5,358	$220,971	$—	$—
Mission senior credit facility	172,360	1,727	170,633	—	—
Senior subordinated PIK notes due 2014	42,628	—	—	42,628	—
7% senior subordinated notes due 2014	47,910	—	—	47,910	—
7% senior subordinated PIK notes due 2014	143,600	—	—	143,600	—
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
	$682,808	$7,085	$391,604	$284,119	$—

We make semiannual interest payments on our 7% Notes on January 15th and July 15th of each year. We make semiannual interest payments on our 11.375% Notes April 1st and October 1st of each year. Our senior subordinated PIK notes due 2014 will begin paying cash interest in July 2010 and our 7% senior subordinated PIK notes due 2014 will begin paying cash interest in 2011.  Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

As of December 31, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

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

In conjunction with the amendment to our credit agreement and the related collateralization of company-owned real estate, $1.7 million related to professional and legal fees were recognized as administrative expense as incurred.  Additionally, Nexstar and Mission paid $5.4 million in bank fees related to the debt amendment, which were capitalized and are being amortized over the remaining term of the credit facility.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011.

We believe the consummation of the debt amendment will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2009.

Cash Expenditures for Digital Television (“DTV”) Conversion

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format. As of December 31, 2009, all of Nexstar’s and Mission’s stations have completed the transition to digital operations; however, Nexstar is working with the FCC with respect to KMID’s authorization.

DTV conversion expenditures were $8.4 million, $23.3 million and $8.6 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

No Off-Balance Sheet Arrangements

At December 31, 2009, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations at December 31, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods:

	Total	2010	2011-2012	2013-2014	Thereafter
	(dollars in thousands)
Nexstar senior credit facility	$226,329	$5,358	$220,971	$—	$—
Mission senior credit facility	172,360	1,727	170,633	—	—
Senior subordinated PIK notes due 2014	42,628	—	—	42,628	—
7% senior subordinated notes due 2014	47,910	—	—	47,910	—
7% senior subordinated PIK notes due 2014	143,600	—	—	143,600	—
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
Cash interest on debt	143,358	32,315	78,501	32,542	—
Broadcast rights current cash commitments (1)	14,415	8,126	4,956	1,333	—
Broadcast rights future cash commitments	9,374	1,875	6,776	682	41
Executive employee contracts(2)	22,568	7,681	11,500	3,387	—
Operating lease obligations	61,082	4,606	9,107	8,726	38,643
Total contractual cash obligations	$933,605	$61,688	$502,444	$330,789	$38,684

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2009 in the amount of $14.4 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As discussed in Note 18, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted interpretive guidance related to accounting for uncertainty in income taxes as of January 1, 2007. At December 31, 2009, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Consolidation of Mission and Variable Interest Entities

Our consolidated financial statements include the accounts of independently-owned Mission and certain other entities when it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”). Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Accounting rules expand the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying accounting and disclosure requirements, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards. Our evaluation of the “risks and rewards” model must be an ongoing process and may alter as facts and circumstances change.

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

Valuation of Goodwill and Intangible Assets

Approximately $362.8 million, or 58.5%, of our total assets as of December 31, 2009 consisted of intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by authoritative guidance, we test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

Also as required by authoritative guidance, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the market (“reporting unit”) to its carrying amount, including goodwill.  We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasting properties. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

In accordance with authoritative guidance for accounting for the impairment or disposal of long-lived assets, the Company tests network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

We tested our network affiliation, FCC licenses and goodwill for impairment as of September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the overall economic recession and the continued decline in advertising revenues at some of our television stations. We recorded an impairment charge of $16.2 million as a result of that test which included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our television stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations.

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2009 which resulted in no additional impairment charge.  The Company has four reporting units with a carrying value of goodwill in the amount of $23.3 million that could be potentially at risk for impairment.  Our annual test for impairment indicated that the fair value exceeded the carrying value of these reporting units by 20%.

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

The tables below illustrate how assumptions used in the fair value calculations varied from period to period in 2009 and 2008. The increase in the discount rate between third and fourth quarter 2008 reflects the volatility of stock prices of public companies within the media sector along with the increase in the corporate borrowing rate. The changes in the market growth rates and operating profit margins reflect the general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of FCC licenses on the following basic assumptions:

	September 30, 2009	December 31, 2008	September 30, 2008
Market growth rates	0.0% to 8.5%	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	11.5% to 33.7%	11.9% to 33.7%	12.1% to 34.1%
Discount rate	10.5%	10.8%	9.5%
Tax rate	35.2% to 40.6%	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	7.5% to 8.5%	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of network affiliation agreements on the following basic assumptions:

	September 30, 2009	December 31, 2008	September 30, 2008
Market growth rates	0.0% to 4.0%	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 34.7%	20.0% to 42.1%	14.3% to 42.6%
Discount rate	10.5%	10.8%	9.5%
Tax rate	35.2% to 40.6%	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	7.8% to 8.5%	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of goodwill on the following basic assumptions:

	September 30, 2009	December 31, 2008	September 30, 2008
Market growth rates	0.0% to 8.5%	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 42.8%	20.0% to 42.1%	20.0% to 42.6%
Discount rate	10.5%	10.8%	9.5%
Tax rate	35.2% to 40.6%	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	7.5% to 8.5%	8.0% to 8.8%	6.8% to 7.5%

The assumptions utilized for our annual impairment assessment for FCC licenses and goodwill as of December 31, 2009 were consistent with those utilized at September 30, 2009.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Allowance for doubtful accounts was $0.8 million at both December 31, 2009 and 2008.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2009, the amounts of current broadcast rights and non-current broadcast rights were $15.4 million and $10.7 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $12.0 million, $11.7 million and $12.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Trade revenue of $7.4 million, $6.6 million and $7.0 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. We incurred trade and barter expense of $18.7 million, $17.9 million and $18.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

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

On January 1, 2007, we adopted interpretive guidance related to income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes we recognize these items as components of income tax expense.

Stock Option Expense Recognition

Effective January 1, 2006, we adopted authoritative guidance related to share-based payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. We recognize the expense related to our stock options over the period that the employee is required to provide services, and only to the extent the awards vest. Therefore, we apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit nonvested options. We base the forfeiture rate assumption on Nexstar’s historical experience of award forfeitures, and as necessary, adjusted for certain events that are not expected to recur during the expected term of the option.

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

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with accounting and disclosure requirements for exchanges of nonmonetary assets.

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

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification™ (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification was effective for our September 30, 2009 financial statements. The Codification does not change existing GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

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

All term loan borrowings at December 31, 2009 under the senior credit facilities bear interest at 5.0%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Revolving loan borrowings at December 31, 2009 under Nexstar’s senior credit facility bear interest at 5.0% and 6.25%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2009 under Mission’s senior credit facility bear interest at 5.0%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facilities	$3,987	$1,993	$(1,993)	$(3,987)

Our 7% Notes, 7% PIK Notes, Senior Subordinated PIK Notes and 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of December 31, 2009, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

The fair value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt at December 31, 2009 was approximately $583.9 million, which was approximately $86.5 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

Given the interest rates that were in effect at December 31, 2008, as of that date, we estimated that our cash flows from operations would have increased by approximately $3.6 million and $1.8 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $1.8 million and $3.6 million, respectively, for a 50 BPS and 100 BPS interest rate increase. The estimated fair value of the Company’s total long-term debt at December 31, 2008 was approximately $442.5 million, which was approximately $219.6 million less than its carrying value.

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

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2009, Nexstar’s internal control over financial reporting was effective based on those criteria.

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

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Nexstar Broadcasting Group, Inc. have been included on pages F-1 through F-47 of this Annual Report on Form 10-K:

•	See the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed with this report.

The audited financial statements of Mission Broadcasting, Inc. as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 25 to the financial statements filed as part of this report.

(3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

By:	/s/PERRY A. SOOK
Perry A. Sook
Its:	President and Chief Executive Officer

By:	/s/THOMAS E. CARTER
Thomas E. Carter
Chief Financial Officer

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

Name	Title

/s/PERRY A. SOOK	President, Chief Executive Officer and Director
Perry A. Sook	(Principal Executive Officer)

/s/THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)

/s/JAY M. GROSSMAN	Director
Jay M. Grossman

/s/ROYCE YUDKOFF	Director
Royce Yudkoff

/s/TOMER YOSEF-OR	Director
Tomer Yosef-Or

/s/ERIK BROOKS	Director
Erik Brooks

/s/BRENT STONE	Director
Brent Stone

/s/GEOFF ARMSTRONG	Director
Geoff Armstrong

/s/I. MARTIN POMPADUR	Director
I. Martin Pompadur

/s/MICHAEL DONOVAN	Director
Michael Donovan

/s/LISBETH MCNABB	Director
Lisbeth McNabb

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexstar Broadcasting Group, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers, LLP
Dallas, Texas
March 15, 2010

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(in thousands, except share information)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,752	$15,834
Accounts receivable, net of allowance for doubtful accounts of $844 and $832, respectively.	62,860	53,190
Current portion of broadcast rights	15,414	14,273
Prepaid expenses and other current assets	1,845	1,562
Deferred tax asset	15	15
Total current assets	92,886	84,874
Property and equipment, net	144,281	135,878
Broadcast rights	10,701	9,289
Goodwill	109,059	115,632
FCC licenses	127,487	125,057
Other intangible assets, net	126,216	149,851
Other noncurrent assets	8,605	5,400
Deferred tax asset	591	606
Total assets	$619,826	$626,587
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$7,085	$3,485
Current portion of broadcast rights payable	16,447	14,745
Accounts payable	6,812	9,433
Accrued expenses	12,189	12,484
Taxes payable	363	512
Interest payable	4,625	8,591
Deferred revenue	7,424	7,167
Other liabilities	1,066	1,066
Total current liabilities	56,011	57,483
Debt	663,289	658,632
Broadcast rights payable	12,469	10,953
Deferred tax liabilities	38,433	38,664
Deferred revenue	1,999	1,802
Deferred gain on sale of assets	4,495	4,931
Deferred representation fee incentive	5,583	6,003
Other liabilities	13,810	13,275
Total liabilities	796,089	791,743
Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, authorized 200,000 shares; no shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock:
Class A Common—$0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,018,839 and 15,013,839 at December 31, 2009 and 2008, respectively	150	150
Class B Common—$0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both December 31, 2009 and 2008, respectively	134	134
Class C Common—$0.01 par value, authorized 5,000,000 shares; none issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	400,093	398,586
Accumulated deficit	(576,640)	(564,026)
Total stockholders’ deficit	(176,263)	(165,156)
Total liabilities and stockholders’ deficit	$619,826	$626,587

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share amounts)

	2009	2008	2007
Net revenue	$251,979	$284,919	$266,801
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	77,233	78,287	74,128
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	89,525	90,468	86,773
Restructure charge	670	—	—
Non-cash contract termination fees	191	7,167	—
Impairment of goodwill	7,360	38,856	—
Impairment of other intangible assets	8,804	43,539	—
Amortization of broadcast rights	25,263	20,423	21,457
Amortization of intangible assets	23,705	28,129	25,671
Depreciation	21,680	21,024	20,209
Gain on asset exchange	(8,093)	(4,776)	(1,962)
Gain on asset disposal, net	(2,560)	(43)	(17)
Total operating expenses	243,778	323,074	226,259
Income (loss) from operations	8,201	(38,155)	40,542
Interest expense, including amortization of debt financing costs and debt discounts	(39,236)	(48,832)	(55,040)
Gain on extinguishment of debt	18,567	2,897	—
Interest and other income	54	715	532
Loss before income taxes	(12,414)	(83,375)	(13,966)
Income tax (expense) benefit	(200)	5,316	(5,807)
Net loss	$(12,614)	$(78,059)	$(19,773)
Net loss per common share:
Basic and diluted	$(0.44)	$(2.75)	$(0.70)
Weighted average number of common shares outstanding:
Basic and diluted	28,427	28,423	28,401

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share information)

	Common Stock
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2007	14,316,810	$143	13,411,588	$134	662,529	$7	$394,120	$(467,694)	$(73,290)
Adjustment for the cumulative effect of adopting interpretive guidance related to income taxes	—	—	—	—	—	—	—	1,500	1,500
Stock based compensation expense	—	—	—	—	—	—	2,009	—	2,009
Issuance of common shares related to exercise of stock options	24,000	—	—	—	—	—	153	—	153
Issuance of common shares related to restricted stock award	2,500	—	—	—	—	—	11	—	11
Exchange of Class C common shares for Class A common shares	662,529	7	—	—	(662,529)	(7)	—	—	—
Net loss	—	—	—	—	—	—	—	(19,773)	(19,773)
Balance at December 31, 2007	15,005,839	150	13,411,588	134	—	—	396,293	(485,967)	(89,390)
Stock based compensation expense	—	—	—	—	—	—	2,255	—	2,255
Issuance of common shares related to exercise of stock options	8,000	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	(78,059)	(78,059)
Balance at December 31, 2008	15,013,839	150	13,411,588	134	—	—	398,586	(564,026)	(165,156)
Stock based compensation expense	—	—	—	—	—	—	1,494	—	1,494
Issuance of common shares related to exercise of stock options	5,000	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(12,614)	(12,614)
Balance at December 31, 2009	15,018,839	$150	13,411,588	$134	—	$—	$400,093	$(576,640)	$(176,263)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(12,614)	$(78,059)	$(19,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(216)	(5,877)	5,380
Provision for bad debts	1,159	959	1,112
Depreciation of property and equipment	21,680	21,024	20,209
Amortization of intangible assets	23,705	28,129	25,671
Amortization of debt financing costs	1,483	1,099	1,067
Amortization of broadcast rights, excluding barter	13,248	8,718	9,050
Impairment of goodwill and intangible assets	16,164	82,395	—
Amortization of deferred representation fee incentive	(611)	(442)	—
Payments for broadcast rights	(9,315)	(8,239)	(8,376)
Gain on asset disposal, net	(2,560)	(43)	(17)
Payment-in-kind interest on debt	5,201	2,137	—
Gain on asset exchange	(8,093)	(4,776)	(1,962)
Gain on extinguishment of debt	(18,567)	(2,897)	—
Deferred gain recognition	(436)	(437)	(436)
Amortization of debt discount	7,033	3,983	13,526
Stock-based compensation expense including restricted stock award	1,494	2,255	2,020
Non-cash contract termination	191	7,167	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,420)	2,278	(7,947)
Prepaid expenses and other current assets	(542)	1,236	(167)
Taxes receivable	—	351	(104)
Other noncurrent assets	279	(489)	(546)
Accounts payable and accrued expenses	(2,144)	(2,739)	(2,618)
Taxes payable	(149)	34	478
Interest payable	(3,966)	2,092	(158)
Deferred revenue	454	304	114
Other noncurrent liabilities	535	485	464
Net cash provided by operating activities	22,993	60,648	36,987
Cash flows from investing activities:
Additions to property and equipment	(19,028)	(30,793)	(18,541)
Proceeds from sale of assets	190	106	320
Acquisition of broadcast properties	(20,756)	(7,923)	—
Down payment on acquisition of station	—	(400)	(387)
Proceeds from insurance on casualty loss	4,004	518	—
Net cash used for investing activities	(35,590)	(38,492)	(18,608)
Cash flows from financing activities:
Repayment of long-term debt	(21,446)	(110,282)	(21,485)
Proceeds from long-term debt	54,000	53,000	8,000
Consideration paid to bondholders for debt exchange	(17,677)	—	—
Proceeds from issuance of common shares related to exercise of stock options	13	38	153
Payments for debt financing costs	(5,375)	(304)	—
Proceeds from senior subordinated PIK notes	—	35,000	—
Net cash provided by (used for) financing activities	9,515	(22,548)	(13,332)
Net increase (decrease) in cash and cash equivalents	(3,082)	(392)	5,047
Cash and cash equivalents at beginning of year	15,834	16,226	11,179
Cash and cash equivalents at end of year	$12,752	$15,834	$16,226
Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$29,215	$39,036	$40,575
Income taxes, net	$523	$178	$51
Non-cash investing activities:
Capitalization of software	$—	$4,976	$—
Acquisition of equipment	$793	$1,792	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2009, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV, The CW, ThisTV, RTN, Azteca America or Telemundo television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Florida, Montana, Rhode Island and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Liquidity and Management Plans

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. As of December 31, 2009, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

As of September 30, 2009, we were in compliance with all indentures governing the publicly-held notes.  As of September 30, 2009, we were not in compliance with all covenants contained in the credit agreements governing our senior secured credit facility.  On October 8, 2009, we amended our credit facility to modify certain covenants.  See Note 11 for a more complete discussion of the credit facility amendment.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.

On March 30, 2009, we closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011.

We believe the consummation of the debt amendment will allow us to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2009.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission Broadcasting, Inc. (“Mission”) (Nexstar and Mission are collectively referred to as “the Company”) and may include certain other entities when it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with interpretive guidance for the consolidation of variable interest entities.

All intercompany account balances and transactions have been eliminated in consolidation.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Mission

Mission is included in these consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and (c) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The Company expects these option agreements to be renewed upon expiration. As of December 31, 2009, the assets of Mission consisted of current assets of $2.6 million (excluding broadcast rights), broadcast rights of $4.8 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $25.5 million, property and equipment of $28.6 million and other noncurrent assets of $2.1 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 21 for presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2009:

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

(2)
Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. The SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSA permits Nexstar to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

Nexstar also guarantees the obligations incurred under Mission’s senior secured credit facility (see Note 11). Mission is a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar (see Note 11). In consideration of Nexstar’s guarantee of Mission’s senior credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements to be renewed upon expiration.

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar has evaluated its arrangements with Sinclair and has determined that it is not the primary beneficiary of the variable interests, and therefore, has not consolidated these stations under applicable accounting standards. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consist of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

Nexstar also has determined that it had a variable interest in KTVE, the NBC affiliate in El Dorado, Arkansas, during the time it was owned by Piedmont Television of Monroe/El Dorado, LLC (“Piedmont’), as a result of a JSA and SSA entered into with Piedmont.  Nexstar’s JSA and SSA with Piedmont terminated upon Mission’s acquisition of KTVE on January 16, 2008. Prior to the acquisition date Nexstar did not consolidate KTVE as we determined that we were not the primary beneficiary prior to that date.

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

Nexstar entered into a management services agreement with Four Points Media Group Holdings LLC (“Four Points”) effective March 20, 2009.  Four Points owns and operates seven individual stations in four markets.  Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations.  In return for managing the stations, Nexstar receives a fixed annual management fee of $2.0 million per year, as well as annual incentive compensation based on incremental broadcast cash flow of the Four Points’ stations.  Nexstar is also entitled to a share of the equity profits if the stations are sold while the agreement is in effect.  The agreement provides for a minimum compensation of $10.0 million to Nexstar if the Four Points stations are sold during the initial three year term of the agreement.  Nexstar has concluded that this agreement gives Nexstar a variable interest in Four Points.  We have evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest and therefore, we do not consolidate Four Points’ financial results into our own.  Nexstar must indemnify Four Points for any claim or liability that arises out of Nexstar’s acts or omissions related to the agreement.   For this reason, the maximum exposure to loss as a result of our agreement with Four Points is not determinable.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Under the terms of a TBA, the Company makes specific periodic payments to the other station’s owner-operator in exchange for the right to provide programming and sell advertising on a portion of the other stations broadcast time. Under the terms of an SSA, the Company’s station in the market bears the costs of certain services and procurements performed on behalf of another station, in exchange for the Company’s right to receive specific periodic payments. Under the terms of a JSA, the Company makes specific periodic payments to the station’s owner-operator in exchange for the right to sell advertising during a portion of the station’s broadcast time. Under TBAs, the Company retains all of the advertising revenue it generates, and under JSAs it retains a percentage of the advertising revenue it generates. Under an outsourcing agreement, the Company’s station provides or is provided various non-programming related services to or by another station in exchange for payment from the owner-operator.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, trade and barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability and useful lives of intangible assets and the fair value of non-monetary asset exchanges. Actual results may vary from estimates used.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $12.0 million, $11.7 million and $12.4 million of barter revenue for the years ended December 31, 2009, 2008 and 2007 respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $12.0 million, $11.7 million and $12.4 million of barter expense for the years ended December 31, 2009, 2008 and 2007, respectively, which was included in amortization of broadcast rights in the Company’s consolidated statement of operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $7.4 million, $6.6 million and $7.0 million of trade revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $6.7 million, $6.2 million and $6.0 million of trade expense for the years ended December 31, 2009, 2008 and 2007, respectively, which was included in direct operating expenses in the Company’s consolidated statement of operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company write-downs the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the consolidated statement of operations.

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

As required by authoritative guidance for goodwill and other intangible assets, we test our FCC licenses and goodwill for impairment annually or whenever we believe events have occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the station (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

In accordance with authoritative guidance for accounting for the impairment or disposal of long-lived assets, the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis. See Note 8 for additional information.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2009 and 2008, debt financing costs of $8.4 million and $4.8 million, respectively, were included in other noncurrent assets.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Comprehensive Income (Loss)

The Company reports comprehensive income or loss and its components in accordance with FASB accounting and disclosure requirements. Comprehensive loss includes, in addition to net loss, items of other comprehensive income (loss) representing certain changes in equity that are excluded from net loss and instead are recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2009, 2008 and 2007, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.9 million, $2.0 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, which were included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s term loan and revolving credit facilities are adjusted regularly to reflect current market rates. See Note 11 for the fair value of the Company’s debt.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 15.  On January 1, 2006, the Company adopted authoritative guidance related to share-based payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements. This expense is recognized in selling, general and administrative expense in the Company’s consolidated statement of operations.

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

On January 1, 2007, the Company adopted interpretive guidance related to income taxes that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes the Company recognizes these items as components of income tax expense.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the years ended December 31, 2009, 2008 and 2007 there was no difference between basic and diluted net loss per share since the effect of potential common shares were anti-dilutive due to the net losses, and therefore excluded from the computation of diluted net loss per share.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Years Ended December 31,
	2009	2008	2007
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	3,415,940	3,646,712	1,075,247
In-the-money stock options excluded as the Company had a net loss during the period	181,359	8,435	2,532,904
Unvested restricted stock	—	—	151

Nonmonetary Asset Exchanges

In 2004, the FCC approved a spectrum allocation exchange between Spring Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. We account for this arrangement as an exchange of assets in accordance with accounting and disclosure requirements for exchanges of nonmonetary assets. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification™ (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification was effective for our September 30, 2009 financial statements. The Codification does not change existing GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In April 2009, the FASB issued a new accounting and disclosure requirement which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The new authoritative guidance is effective for interim and annual periods ending after June 15, 2009.  We adopted this guidance in the second quarter of 2009, and it did not impact our financial position or results of operations.  It did, however, result in additional disclosures related to the fair value of our debt.

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

3. Fair Value Measurements

The Company adopted effective January 1, 2008 the FASB’s accounting and disclosure requirements pertaining to fair value measurements for financial assets and financial liabilities measured on a recurring basis. These requirements apply to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of this standard to the Consolidated Financial Statements as it relates to financial assets and financial liabilities. The new standard requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard requires fair value measurement be classified and disclosed in one of the following three categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of December 31, 2009, there were no investments in marketable securities.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements—(Continued)

As of December 31, 2009 and 2008, the Company had $7.4 million and $12.0 million, respectively, invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of December 31, 2009, the fair value of the money market investment approximates its carrying value.

In February 2008, the FASB deferred the effective date of the above standard to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company adopted this standard on January 1, 2009 and it did not have a material impact on our financial position or results of operations.

See Note 4 in these Notes to Consolidated Financial Statements for fair value disclosures related to acquisitions, Note 8 in these Notes to Consolidated Financial Statements for fair value disclosures related to goodwill and FCC licenses and Note 11 in these Notes to Consolidated Financial Statements for fair value disclosures related to the Company’s debt.

4. Acquisitions

Purchase Acquisitions

During 2009 and 2008, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill. The consolidated financial statements include the operating results of each business from the date of acquisition.

Station	Network Affiliation	Market	Date Acquired	Acquired By
WCWJ	The CW	Jacksonville, Florida	May 1, 2009	Nexstar
KARZ	My Network TV	Little Rock-Pine Bluff, Arkansas	March 12, 2009	Nexstar
KTVE	NBC	Monroe, Louisiana, El Dorado, Arkansas	January 16, 2008	Mission

WCWJ

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. Nexstar viewed this acquisition as an opportunity to leverage our management expertise and increase profitability of the station by overlaying our existing retransmission compensation contracts and incorporating our cost reduction strategies.  The transaction closed on May 1, 2009.  Cash available on hand was used to make a $1.0 million down payment in February 2009 and the remaining $16.2 million (net of working capital adjustment) was paid upon closing.  Transaction costs such as legal, accounting, valuation and other professional services of $0.3 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Accounts receivable	$1,310
Current portion of broadcast rights	2,078
Prepaids and other current assets	28
Property and equipment	4,172
Long-term portion of broadcast rights	3,371
FCC license	8,561
Goodwill	96
Other intangible assets	70
Total assets acquired	19,686
Less: current portion of broadcast rights payable	808
Less: accounts payable	177
Less: accrued expenses	50
Less: long-term portion of broadcast rights payable	1,495

Net assets acquired	$17,156

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions—(Continued)

The estimated fair values of the assets acquired and liabilities assumed are based on recognized valuation techniques including the income approach for intangible assets.  Goodwill of $0.1 million is expected to be deductible for tax purposes. The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs.

WCWJ’s revenue of $6.5 million and net loss of $0.8 million for the period May 1, 2009 to December 31, 2009 have been included in the accompanying consolidated statement of operations for 2009.

KARZ

On October 6, 2008, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KARZ (formerly KWBF), the MyNetworkTV affiliate serving the Little Rock, Arkansas market for $4.0 million. The acquisition gives Nexstar an opportunity to further utilize existing retransmission compensation contracts and also to achieve duopoly synergies within the Little Rock market.  In accordance with the purchase agreement, Nexstar made a down payment of $0.4 million in 2008. This acquisition closed on March 12, 2009 and the remaining $3.6 million was paid from available cash on hand.  Transaction costs such as legal, accounting, valuation and other professional services of $0.1 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Current portion of broadcast rights	$263
Property and equipment	878
Long-term portion of broadcast rights	379
FCC license	2,673
Goodwill	335
Total assets acquired	4,528
Less: current portion of broadcast rights payable	262
Less: long-term portion of broadcast rights payable	266

Net assets acquired	$4,000

The estimated fair values of the assets acquired and liabilities assumed are based on recognized valuation techniques including the income approach for intangible assets.  Goodwill of $0.3 million is expected to be deductible for tax purposes. The fair value assigned to goodwill is attributable to the synergies achieved by adding KARZ to our pre-existing station in the Little Rock market, KARK.

KARZ’s revenue of $1.5 million and net income of $1.3 million for the period February 1, 2009 to December 31, 2009 (post TBA) have been included in the accompanying consolidated statement of operations for 2009.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WCWJ and KARZ had occurred on January 1, 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands)
Net revenue	$254,819	$295,739
Loss before income taxes	(12,580)	(84,717)
Net loss	(12,780)	(79,401)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions—(Continued)

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

(in thousands)
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

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007:

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Local Service Agreements

Local service agreements entered into with other independent third parties which impact the Company’s 2007, 2008 and 2009 consolidated financial statements are discussed below.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Local Service Agreements—(Continued)

As successor to an agreement entered into by TSGH, former owner of WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, Nexstar has a TBA with Newport Television. Under the TBA, Nexstar allows Newport Television to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. This agreement became effective for Nexstar on December 29, 2006 in conjunction with its acquisition of WTAJ and WLYH from TSGH. Nexstar received payments from the owners of WLYH (Clear Channel TV Inc. in 2007 and Newport Television in 2008 and 2009) under the TBA of $50 thousand for the years ended December 31, 2009, 2008 and 2007.

As successor to agreements entered into effective March 21, 2001 by Quorum Broadcast Holdings, LLC, Nexstar had a JSA and SSA with Piedmont Television of Monroe/El Dorado LLC (“Piedmont”), the licensee of KTVE, the NBC affiliate television station in El Dorado, Arkansas. Under the JSA, Nexstar permitted Piedmont to sell to advertisers all of the time available for commercial advertisements on KARD, the Nexstar television station in the market. The JSA also entitled Piedmont to all revenue attributable to commercial advertisements it sells on KARD. During the term of the JSA, Piedmont was obligated to pay Nexstar a monthly fee based on the combined operating cash flow of KTVE and KARD, as defined in the agreement. Under the SSA, Nexstar and Piedmont shared the costs of certain services and procurements, which they individually required in connection with the ownership and operation of their respective station. Nexstar received payments from Piedmont under the JSA agreement of $1.3 million for the year ended December 31, 2007. The agreement between Piedmont and Nexstar terminated on January 16, 2008.

In conjunction with Mission’s acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana—El Dorado, Arkansas market, effective January 16, 2008, it entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed in Note 2—”Mission.”

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the licensee of WYZZ, the Fox affiliate in Peoria, Illinois. Under the outsourcing agreement, Nexstar provides certain non-programming related engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement, which expires December 31, 2013.  Fees under the outsourcing agreement paid to Sinclair in the amount of $0.7 million, $0.9 million and $0.9 million were included in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Effective September 1, 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the licensee of WUHF, the Fox affiliate in Rochester, New York. Under the outsourcing agreement, Nexstar provides certain non programming related engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement, which expires December 31, 2013.  Fees under the outsourcing agreement paid to Sinclair in the amount of $2.4 million, $3.1 million and $2.4 million were included in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	2009	2008
		(in thousands)
Buildings and building improvements	39	$35,651	$34,401
Land and land improvements	N/A-39	6,809	5,938
Leasehold improvements	term of lease	2,757	2,751
Studio and transmission equipment	5-15	197,728	175,923
Office equipment and furniture	3-7	23,972	24,079
Vehicles	5	10,416	10,200
Construction in progress	N/A	4,514	28,291
		281,847	281,583
Less: accumulated depreciation		(137,566)	(145,705)
Property and equipment, net of accumulated depreciation		$144,281	$135,878

The Company recorded depreciation expense in the amounts of $21.7 million, $21.0 million and $20.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In February 2006, President Bush signed into law legislation that established February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. In February 2009, President Obama extended this deadline to June 12, 2009. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $9.8 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2010 to 2020, was fully depreciated as of February 17, 2009.  During the years ended December 31, 2009, 2008 and 2007 the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.3 million ($0.01 per basic and diluted share), $2.3 million ($0.08 per basic and diluted share) and $2.3 million ($0.08 per basic and diluted share), respectively.

On May 11, 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In 2001, in connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2009 and 2008 was approximately $4.9 million and $5.4 million, respectively ($0.4 million was included in current liabilities at December 31, 2009 and 2008).

As of December 31, 2009 and 2008, included in net property and equipment is approximately $4.0 million and $4.6 million of costs related to the purchase of software. The asset is being amortized over 10 years, based on the life of the contract. As of December 31, 2009 and 2008, $0.3 million representing the current portion of the remaining liability associated with this contract is included in other current liabilities and $3.9 million and $4.3 million representing the long-term portion of the remaining liability associated with this contract is included in other non-current liabilities in the accompanying consolidated balance sheet.

8. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

		December 31,2009			December 31, 2009
	Estimated useful life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$344,662	$(221,945)	$122,717	$344,662	$(199,159)	$145,503
Other definite-lived intangible assets	1-15	13,455	(9,956)	3,499	13,385	(9,037)	4,348
Total intangible assets subject to amortization		$358,117	$(231,901)	$126,216	$358,047	$(208,196)	$149,851

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2009 which resulted in no additional impairment charge.

As required by authoritative guidance for goodwill and other intangible assets and authoritative guidance for accounting for the impairment or disposal of long-lived assets, we tested our network affiliation agreements, FCC licenses and goodwill for impairment at September 30, 2008, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations. We recorded an impairment charge of $48.5 million that included an impairment to the carrying values of FCC licenses of $19.7 million, related to 12 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 3 of our television stations; and an impairment to the carrying values of goodwill of $27.8 million, related to 5 reporting units consisting of 6 of our television stations.

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

The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the market (“reporting unit”) to its carrying amount.  We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis.  The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Intangible Assets and Goodwill—(Continued)

As noted above, we are required under authoritative guidance to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the future.

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

Total amortization expense from definite-lived intangibles for the years ended December 31, 2009, 2008 and 2007 was $23.7 million, $28.1 million and $25.7 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$23,682
2011	$23,329
2012	$23,003
2013	$17,438
2014	$10,390
Thereafter	$28,374

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at December 31, 2009 and 2008 was $236.5 million and $240.7 million, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, are as follows:

	2009	2008
	(in thousands)
Goodwill	$154,488	$151,686
Accumulated impairment losses	(38,856)	—
Balance as of January 1	$115,632	$151,686

Acquisitions	431	2,802
Impairment	(7,360)	(38,856)
Reclassification of asset	356	—

Goodwill	$155,275	$154,488
Accumulated impairment losses	(46,216)	(38,856)
Balance as of December 31, 2009 and 2008	$109,059	$115,632

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of FCC licenses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
FCC licenses	$166,455	$163,795
Accumulated impairment losses	(41,398)	—
Balance as of January 1	$125,057	$163,795

Acquisitions	11,234	2,660
Impairment	(8,804)	(41,398)

FCC licenses	$177,689	$166,455
Accumulated impairment losses	(50,202)	(41,398)
Balance as of December 31, 2009 and 2008	$127,487	$125,057

During 2009, the consummation of the acquisitions of KARZ and WCWJ increased goodwill and FCC licenses by $0.4 million and $11.2 million, respectively.  During 2009, the Company reclassified certain amounts that totaled $0.4 million representing goodwill that was improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

The fair value measurements of our goodwill and FCC licenses are as follows using the three-level fair value hierarchy established by authoritative accounting guidance for the year ended December 31, 2009:

	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
			(in thousands)

Goodwill			$109,059	$(7,360)
FCC licenses			$127,487	$(8,804)

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions.  The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

9. Restructure Charge

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Compensation and related taxes	$2,716	$3,102
Sales commissions	1,338	1,550
Employee benefits	897	947
Property taxes	362	444
Other accruals related to operating expenses	6,876	6,441
	$12,189	$12,484

11. Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Term loans	$321,689	$325,174
Revolving credit facilities	77,000	31,000
7% senior subordinated notes due 2014, net of discount of $929 and $1,708	46,981	190,778
7% senior subordinated PIK notes due 2014, net of discount of $10,559	132,296	—
11.375% senior discount notes due 2013	49,981	77,820
Senior subordinated PIK notes due 2014, net of discount of $0 and $416	42,427	37,345
	670,374	662,117
Less: current portion	(7,085)	(3,485)
	$663,289	$658,632

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt—(Continued)

The Amended Nexstar Credit Agreement expanded certain cross-default provisions such that the breach of certain warranties, representations or covenants under the Amended Mission Credit Agreement now constitute an event of default under the Amended Nexstar Credit Agreement.

In conjunction with the amendment to our credit agreement and the related collateralization of company-owned real estate, $1.7 million related to professional and legal fees were recognized as administrative expense as incurred.  Additionally, Nexstar and Mission paid $5.2 million in bank fees related to the debt amendment, which were capitalized and are being amortized over the remaining term of the credit facility.

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $82.5 million revolving loan. As of December 31, 2009 and 2008, Nexstar had $156.3 million and $158.1 million, respectively, outstanding under its Term Loan B and $70.0 million and $24.0 million, respectively outstanding under its revolving loan at each of these dates.

The Term Loan B matures in October 2012 and is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the years ended December 31, 2009 and 2008, repayments of Nexstar’s Term Loan B totaled $1.8 million per year, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012. During the year ended December 31, 2009, repayments of Nexstar’s revolving loan totaled $8.0 million and borrowings under Nexstar’s revolving loan totaled $54.0 million. Nexstar Broadcasting is required to prepay borrowings outstanding under the Nexstar Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Nexstar Facility was 5.02% and 3.35% at December 31, 2009 and 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of December 31, 2009 and 2008, Mission had $165.4 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million outstanding under its revolving loan at both dates.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the years ended December 31, 2009 and 2008, repayments of Mission’s Term Loan B totaled $1.7 million for each year. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted average interest rate of the Mission Facility was 5.0% and 3.19% at December 31, 2009 and 2008, respectively.

Unused Commitments and Borrowing Availability

Based on covenant calculations, as of December 31, 2009, the company had $20.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities, all of which was available for borrowing.

Senior Subordinated Notes

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% senior subordinated notes (the “7% Notes”) at par. The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 7% Notes are redeemable on or after January 15, 2009, at declining premiums. The proceeds of the offering were used to finance an acquisition.

The 7% Notes discussed above have been registered under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt—(Continued)

On April 1, 2005, Nexstar Broadcasting issued $75.0 million at a price of 98.01%. Proceeds obtained under the offering were net of a $1.1 million payment provided to investors purchasing the notes which was included as a component of the discount.

On January 15, 2009, Nexstar purchased approximately $1.0 million of its outstanding 7% senior subordinated notes for $0.4 million, plus accrued interest of $1 thousand.  This transaction resulted in a gain of $0.6 million for 2009.  On October 16, 2008, Nexstar purchased $5.0 million (face value) of the Company’s outstanding 7% Notes. The cash paid was approximately $3.1 million which included approximately $0.1 million of accrued interest. On October 28, 2008, Nexstar purchased $2.5 million (face value) of the 7% Notes for approximately $1.5 million, which included approximately $0.1 million of accrued interest. As a result of these two transactions, Nexstar recognized a combined gain of $2.9 million in 2008. This amount is net of a $0.1 million pro-rata write-off of debt financing costs associated with the 7% Notes.

On February 27, 2009, Nexstar Broadcasting, an indirect subsidiary of Nexstar, announced the commencement of an offer to exchange up to $143,600,000 aggregate principal amount of its outstanding $191,510,000 in aggregate principal amount of 7% senior subordinated notes due 2014 (the “Old Notes”) in exchange for (i) up to $142,320,761 in aggregate principal amount of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “New Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The total exchange price received by tendering holders of the Old Notes in the exchange offer included an early participation payment of $30.00 per $1,000 principal amount of Old Notes payable only to holders who tendered their Old Notes at or before March 10, 2009, which is in addition to the $93.10 per $1,000 principal amount of Old Notes payable to all holders who validly tendered their Old Notes on March 26, 2009. The exchange closed on March 30, 2009. The New Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The New Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting pays interest on the New Notes on January 15 and July 15 of each year, commencing on July 15, 2009. Interest is computed on the basis of a 360-day year of twelve 30-day months. However, prior to January 15, 2011, the interest on the New Notes will not be cash interest. From the date of issuance through January 15, 2011, Nexstar Broadcasting pays interest on the New Notes entirely by issuing additional New Notes (the “PIK Interest”). PIK Interest accrues on the New Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all New Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011. As a result of the exchange offer and the subsequently accrued PIK interest, Nexstar now has approximately $142.9 million in aggregate principal of New Notes outstanding and approximately $47.9 million in aggregate principal amount of Old Notes outstanding.  The effective interest rate on the Old and New Notes approximates the stated interest rate.  Total cash consideration paid to tendering bondholders was $17.7 million. The exchange transaction was accounted for as a modification of existing debt.  In connection with the issuance of the senior subordinated PIK notes, $142.3 million of the debt exchange resulted in a non cash transaction in the statement of cash flows.  The Company incurred $2.9 million in fees related to the transaction, including banking fees, legal fees and accounting fees, which were charged to selling, general and administrative expenses.

Senior Subordinated PIK Notes

On June 27, 2008, Nexstar Broadcasting, Inc. issued senior subordinated payment-in-kind notes due 2014 (the “PIK Notes”) in aggregate principal amount of $35.6 million at a purchase price equal to 98.25% or $35.0 million. The transaction closed on June 30, 2008.

The PIK Notes bear interest at the rate of: (a) 12% per annum from June 30, 2008 to January 15, 2010, payable entirely during such period by increasing the principal amount of the Notes by an amount equal to the amount of interest then due (“Payment-in-Kind Interest”); (b) 13% per annum, payable entirely in cash, from January 16, 2010 to July 15, 2010; (c) 13.5% per annum, payable entirely in cash, from July 16, 2010 to January 15, 2011; (d) 14.0% per annum, payable entirely in cash, from January 16, 2011 to July 15, 2011; (e) 14.5% per annum, payable entirely in cash, from July 16, 2011 to January 15, 2012; and (f) 15% per annum, payable entirely in cash, thereafter. The Notes shall bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of payment-in-kind interest is made.  The effective interest rate on these Notes approximates the stated interest rate.  The Notes mature on January 15, 2014, unless earlier redeemed or repurchased.  The PIK Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities.

In December 2009, the Company filed a registration statement, effective December 31, 2009, that registered the senior subordinated PIK Notes under the Securities Act of 1933 in accordance with the terms of a registration rights agreement.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt—(Continued)

Senior Discount Notes

On March 27, 2003, Nexstar Finance Holdings, Inc. (“Nexstar Finance Holdings”), a wholly-owned subsidiary of Nexstar, issued $130.0 million principal amount at maturity of 11.375% senior discount notes (the “11.375% Notes”) at a price of 57.442%.  The effective interest rate on the 11.375% Notes approximates the stated interest rate.  The 11.375% Notes mature on April 1, 2013. Each 11.375% Note will have an accreted value at maturity of $1,000. The 11.375% Notes began accruing cash interest on April 1, 2008 with payments due every six months in arrears on April 1 and October 1. On April 1, 2008, Nexstar redeemed a principal amount of notes outstanding of $46.9 million sufficient to ensure that the 11.375% Notes will not be “Applicable High Yield Discount Obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. In September 2008, Nexstar repurchased $5.3 million of these notes at par, pursuant to the purchase agreement pertaining to the senior subordinated PIK Notes. Debt financing costs of $0.1 million were expensed in conjunction with the repurchase. On various dates throughout January and February 2009, Nexstar purchased some of the outstanding 11.375% senior discount notes issued by Nexstar Finance Holdings, Inc. with a total face value of $27.8 million for $9.6 million, plus accrued interest of $1.0 million. These transactions resulted in total gains of $18.0 million in 2009.  The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes, 7% PIK Notes and senior subordinated PIK Notes.

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

The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar facility and are structurally subordinated to the 7% Notes, 7% PIK Notes and senior subordinated PIK Notes.

Debt Covenants

The Nexstar Facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 8.75 times the last twelve months operating cash flow (as defined in the credit agreement) at December 31, 2009, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow at December 31, 2009, (3) a minimum combined interest coverage ratio of 1.50 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00.  Although the Nexstar and Mission senior credit facilities allow for payment of cash dividends to common stockholders, Nexstar and Mission do not currently intend to declare or pay a cash dividend. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2009, we were in compliance with all indentures governing the publicly-held notes.  As of September 30, 2009, we were not in compliance with all covenants contained in the credit agreement governing our senior secured credit facility.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.  As of December 31, 2009, we are in compliance with all of our covenants.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt—(Continued)

In order to make further borrowings under the Nexstar Facility, Nexstar Broadcasting is required to be in compliance with these and other covenants including the requirement that there shall not have occurred any material adverse effect on the operational business assets, properties, condition (financial or otherwise) or prospects of the Company.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$321,689	$301,254	$325,174	$293,388
Revolving credit facilities(1)	$77,000	$72,865	$31,000	$27,829
7% Senior subordinated notes(2)	$46,981	$36,645	$190,778	$78,219
7% senior subordinated PIK notes(2)	$132,296	$103,191	$—	$—
Senior subordinated PIK notes(2)	$42,427	$28,214	$37,345	$16,805
Senior discount notes(2)	$49,981	$41,734	$77,820	$26,264

(1)
The fair value of bank credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.  These fair value measurements are considered Level 3 (significant and unobservable).

(2)
The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.  These fair value measurements are considered Level 2 (significant and observable).

Debt Maturities

At December 31, 2009, scheduled maturities of Nexstar’s and Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2010	$7,085
2011	3,485
2012	388,119
2013	49,981
2014	234,138
Thereafter	—
$682,808

12. Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Contract Termination—(Continued)

Effective May 1, 2009 we signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies.  Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair.  As a result, Blair has sued the Company for additional termination fees.  Katz has indemnified the Company for all expenses related to the settlement and defense of this lawsuit.  Termination of these contracts resulted in a non-cash contract termination fee of $191 thousand.  The associated termination incentive will be recognized as a reduction in operating expenses over the ten year contract term.  As of December 31, 2009 and 2008, the current portion of these deferred amounts of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.6 million and $6.0 million, respectively was included in deferred representation fee incentive in the accompanying condensed balance sheet.  The Company recognized $0.8 million and $0.6 million of these incentives as a reduction of selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

13. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	December 31, 2009	December 31, 2008
Deferred rent	$7,679	$7,222
Software agreement obligation	3,931	4,281
Other	2,200	1,772
	$13,810	$13,275

14. Common Stock

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

15. Stock-Based Compensation Plans

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
The weighted-average assumptions used in the Black-Scholes calculation for option grants during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Expected volatility	82.27%	54.25%	48.06%
Risk-free interest rates	3.10%	3.07%	3.63%
Expected term	6.0 years	5.34 years	6.0 years
Dividend yields	0%	0%	0%
Fair value per share of options granted	$0.61	$2.35	$4.55

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Stock-Based Compensation Plans—(Continued)

The expected volatility assumption used for stock option grants in 2009, 2008 and 2007 is based on a combination of the historical market prices of Nexstar’s common stock and volatilities of peer companies in the television broadcasting industry over the expected term of the granted option. The Company utilized peer company data due to Nexstar’s limited history of publicly traded shares. During the years ended December 31, 2009, 2008 and 2007, the expected term assumption represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting periods and historical exercise and post-vesting cancellation experience. Prior to adopting the current accounting and disclosure requirements for share-based payments, expected volatility was based solely on the historical market prices of Nexstar’s common stock and expected term equaled the vesting period of the stock option. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

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

Description and Activity of Stock-Based Compensation Plans

Nexstar has two stock-based employee compensation plans: the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) (collectively, the “Equity Plans”), which provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Approved by Nexstar’s shareholders on May 30, 2006, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2006 Plan. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued. As of December 31, 2009, a total of 434,000 shares and 273,000 shares were available for future grant under the 2006 Plan and 2003 Plan, respectively.

As of December 31, 2009, options to purchase 3,726,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled from 30 to 180 days following the termination date. Nexstar intends to issue new shares of its Class A common stock when options are exercised.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Stock-Based Compensation Plans—(Continued)

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2009 (not presented in thousands):

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2)
Balance at January 1, 2009	723,000	3,715,000	$8.13
Options granted	(585,000)	585,000	$0.85
Options exercised	—	(5,000)	$2.58
Options forfeited/cancelled	569,000	(569,000)	$5.69
Balance at December 31, 2009	707,000	3,726,000	$7.36	6.44	$1,824,050
Exercisable at December 31, 2009		2,396,991	$9.07	5.43	$3,660
Fully vested and expected to vest at December 31, 2009		3,673,773	$7.41	6.42	$1,736,054

(1)	All options granted during the year ended December 31, 2009 had an exercise price equal to the grant-date market price.
(2)
Aggregate intrinsic value includes effects of estimated forfeitures and represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $4.05 on December 31, 2009, and the exercise price multiplied by the number of options outstanding.

At December 31, 2009, there was approximately $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes information about options outstanding as of December 31, 2009 (not presented in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/09	Weighted- Average Exercise Price
$0.75 - $4.99	1,734,000	7.48	$3.39	808,000	$4.59
$5.00 - $6.99	55,000	7.71	$5.38	18,000	$5.38
$7.00 - $8.99	520,000	4.95	$8.62	520,000	$8.62
$9.00 - $13.99	632,000	7.80	$9.17	272,000	$9.36
$14.00 - $14.49	785,000	3.96	$14.01	778,991	$14.01
	3,726,000			2,396,991

16. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and certain public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations on certain frequencies. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters to carry their programming by microwave link to their studio or transmitter sites. In order to utilize this spectrum, Nextel is required to relocate spectrum used by broadcasters in the 1.9 GHz band to spectrum on different frequencies by, in part, replacing all analog equipment associated with those microwave link facilities being used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel has provided and will provide and in turn must relinquish all of its analog equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. Each piece of equipment the Company receives and has received under this arrangement is recorded at its estimated fair market value and is depreciated over its estimated useful life ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the years ended December 31, 2009, 2008 and 2007, the Company recognized gains of $8.1 million, $4.8 million and $2.0 million, respectively from the exchange of this equipment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Gain on Casualty Loss

On February 2, 2009, the building in Port Arthur, Texas suffered extensive fire damage resulting in a total loss of the building. The operations previously performed in this building had been moved to Little Rock, Arkansas prior to the fire. The building was fully insured and the payout on the claim resulted in a net gain of $1.0 million.

On May 8, 2009, a transmission tower at KSNF collapsed, damaging a portion of the facility and nearby property.  The settlement of the claim resulted in a net gain of $2.3 million, which is included in gain on asset disposal, net.  Of the insurance proceeds received, $0.5 million was related to business interruption.

18. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax expense (benefit):
Federal	$—	$—	$(100)
State	413	560	528
	413	560	428
Deferred tax expense (benefit):
Federal	(209)	(5,327)	5,308
State	(4)	(549)	71
	(213)	(5,876)	5,379
Income tax expense (benefit)	$200	$(5,316)	$5,807

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Tax benefit at 35% statutory federal rate	$(4,345)	$(29,181)	$(4,888)
Change in valuation allowance	3,873	13,915	10,684
State and local taxes, net of federal benefit	(482)	(1,051)	(86)
Adjustment to tax reserve liability	—	—	(100)
Nondeductible goodwill impairment	262	10,794	—
Other permanent differences	892	207	197
Income tax expense (benefit)	$200	$(5,316)	$5,807

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Income Taxes—(Continued)

The components of the net deferred tax liability were as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$154,552	$150,188
Other intangible assets	5,961	8,575
Deferred revenue	3,644	3,482
Deferred gain on sale of assets	1,907	2,077
Other	11,503	10,205
Total deferred tax assets	177,567	174,527
Valuation allowance	(169,510)	(166,783)
Net deferred tax assets	8,057	7,744
Deferred tax liabilities:
Property and equipment	(7,451)	(7,124)
Goodwill	(11,830)	(12,088)
FCC licenses	(26,603)	(26,576)
Total deferred tax liabilities	(45,884)	(45,788)
Net deferred tax liability	$(37,827)	$(38,044)

The provision for income tax is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The provision was offset, in part, by the impact of the impairment charge which reduced the carrying value of goodwill and other indefinite-lived assets for financial reporting purposes and decreased the related deferred tax liability.  The deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Income Taxes—(Continued)

As discussed in Note 2, the Company adopted interpretive guidance related to uncertainty surrounding tax benefits on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):
Gross unrecognized tax benefits at January 1, 2009	$3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits at December 31, 2009	$3,677

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of December 31, 2009 and 2008, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

As of December 31, 2009, the total gross unrecognized tax benefits were approximately $3.7 million. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2005.  Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased for the years ended December 31, 2009 and 2008 by $2.7 million and $14.6 million primarily related to the generation of current year net operating losses, the benefit of which may not be realized.

At December 31, 2009, the Company has NOLs available of approximately $430.2 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2009 through 2029 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. FCC Regulatory Matters

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

On June 12, 2009 all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format. As of December 31, 2009, all of Nexstar’s and Mission’s stations have completed the transition to digital operations; however, Nexstar is working with the FCC with respect to KMID’s authorization.

DTV conversion expenditures were $8.4 million, $23.3 million and $8.6 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2009 (in thousands):

Year ended December 31,
2010	$1,875
2011	4,596
2012	2,180
2013	414
2014	268
Thereafter	41
Future minimum payments for unavailable cash broadcast rights	$9,374

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032.  Charges to operations for such leases aggregated approximately $6.2 million, $6.1 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2009 (in thousands):

Year ended December 31,
2010	$4,606
2011	4,593
2012	4,514
2013	4,564
2014	4,162
Thereafter	38,643
$61,082

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Misson’s senior credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At December 31, 2009, Mission had $172.4 million outstanding under its senior credit facility.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies—(Continued)

Collective Bargaining Agreements

As of December 31, 2009, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

21. Condensed Consolidating Financial Information

Senior Discount Notes

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET
December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,849	$903	$—	$—	$12,752
Due from Mission	—	13,370	—	—	(13,370)	—
Other current assets	—	75,466	4,668	—	—	80,134
Total current assets	—	100,685	5,571	—	(13,370)	92,886
Investments in subsidiaries eliminated upon consolidation	(75,125)	—	—	(16,856)	91,981	—
Amounts due from parents eliminated upon consolidation	—	4,146	—	—	(4,146)	—
Property and equipment, net	—	115,671	28,610	—	—	144,281
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	100,699	25,517	—	—	126,216
Other noncurrent assets	—	15,197	3,906	794	—	19,897
Total assets	$(75,125)	$533,517	$103,031	$(16,062)	$74,465	$619,826
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$5,358	$1,727	$—	$—	$7,085
Due to Nexstar Broadcasting	—	—	13,370	—	(13,370)	—
Other current liabilities	—	42,331	5,174	1,421	—	48,926
Total current liabilities	—	47,689	20,271	1,421	(13,370)	56,011
Debt	—	442,675	170,633	49,981	—	663,289
Amounts due to subsidiary eliminated upon consolidation	(3,513)	—	—	7,659	(4,146)	—
Other noncurrent liabilities	(3)	60,009	16,781	2	—	76,789
Total liabilities	(3,516)	550,373	207,685	59,063	(17,516)	796,089
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(71,893)	(16,856)	(104,654)	(75,125)	91,981	(176,547)
Total stockholders’ equity (deficit)	(71,609)	(16,856)	(104,654)	(75,125)	91,981	(176,263)
Total liabilities and stockholders’ equity (deficit)	$(75,125)	$533,517	$103,031	$(16,062)	$74,465	$619,826

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET
December 31, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,408	$1,426	$—	$—	$15,834
Due from Mission	—	15,468	—	—	(15,468)	—
Other current assets	—	64,369	4,665	6	—	69,040
Total current assets	—	94,245	6,091	6	(15,468)	84,874
Investments in subsidiaries eliminated upon consolidation	(65,139)	—	—	15,553	49,586	—
Amounts due from parents eliminated upon consolidation	—	(33)	—	—	33	—
Property and equipment, net	—	106,609	29,269	—	—	135,878
Goodwill	—	96,997	18,635	—	—	115,632
FCC licenses	—	102,362	22,695	—	—	125,057
Other intangible assets, net	—	119,186	30,665	—	—	149,851
Other noncurrent assets	1	11,261	2,723	1,310	—	15,295

Total assets	$(65,138)	$530,627	$110,078	$16,869	$34,151	$626,587
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	15,468	—	(15,468)	—
Other current liabilities	—	44,621	7,037	2,212	128	53,998
Total current liabilities	—	46,379	24,232	2,212	(15,340)	57,483
Debt	—	408,452	172,360	77,820	—	658,632
Amounts due to subsidiary eliminated upon consolidation	(2,006)	—	—	1,973	33	—
Other noncurrent liabilities	(3)	60,243	15,513	3	(128)	75,628
Total liabilities	(2,009)	515,074	212,105	82,008	(15,435)	791,743
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(63,413)	15,553	(102,027)	(65,139)	49,586	(165,440)
Total stockholders’ equity (deficit)	(63,129)	15,553	(102,027)	(65,139)	49,586	(165,156)
Total liabilities and stockholders’ equity (deficit)	$(65,138)	$530,627	$110,078	$16,869	$34,151	$626,587

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$243,591	$8,388	$—	$—	$251,979
Revenue between consolidated entities	—	7,425	25,435	—	(32,860)	—
Net revenue	—	251,016	33,823	—	(32,860)	251,979
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	71,423	5,810	—	—	77,233
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	86,728	2,790	7	—	89,525
Local service agreement fees between consolidated entities	—	25,435	7,425	—	(32,860)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fee	—	191	—	—	—	191
Impairment of goodwill and intangible assets	—	13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	20,582	4,681	—	—	25,263
Amortization of intangible assets	—	18,557	5,148	—	—	23,705
Depreciation	—	18,022	3,658	—	—	21,680
Gain on asset exchange		(5,708)	(2,385)	—	—	(8,093)
(Gain) loss on property and asset disposal, net	—	(2,588)	28	—	—	(2,560)
Total operating expenses	—	247,218	29,413	7	(32,860)	243,778
Income (loss) from operations	—	3,798	4,410	(7)	—	8,201
Interest expense, including amortization of debt financing costs	—	(27,027)	(6,056)	(6,153)	—	(39,236)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity in loss of subsidiaries	(9,987)	—	—	(21,829)	31,816	—
Other income, net	—	49	5	—	—	54
Loss before income taxes	(9,987)	(22,615)	(1,641)	(9,987)	31,816	(12,414)
Income tax (expense) benefit	—	786	(986)	—	—	(200)
Net (loss) income	$(9,987)	$(21,829)	$(2,627)	$(9,987)	$31,816	$(12,614)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$278,284	$6,635	$—	$—	$284,919
Revenue between consolidated entities	—	8,090	35,283	—	(43,373)	—
Net revenue	—	286,374	41,918	—	(43,373)	284,919
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	71,882	6,405	—	—	78,287
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1	87,872	2,595	—	—	90,468
Local service agreement fees between consolidated entities	—	35,283	8,090	—	(43,373)	—
Non-cash contract termination fee	—	7,167	—	—	—	7,167
Impairment of goodwill and intangible assets		70,957	11,438	—	—	82,395
Amortization of broadcast rights	—	15,694	4,729	—	—	20,423
Amortization of intangible assets	—	22,726	5,403	—	—	28,129
Depreciation	—	17,687	3,337	—	—	21,024
(Gain) loss on asset exchange		(3,907)	(869)	—	—	(4,776)
(Gain) loss on property and asset disposal, net	—	253	(352)	56	—	(43)
Total operating expenses	1	325,614	40,776	56	(43,373)	323,074
Income (loss) from operations	(1)	(39,240)	1,142	(56)	—	(38,155)
Interest expense, including amortization of debt financing costs	—	(28,641)	(9,472)	(10,719)	—	(48,832)
Gain on extinguishment of debt	—	2,897	—	—	—	2,897
Equity in loss of subsidiaries	(70,518)	—	—	(59,743)	130,261	—
Other income, net	—	662	53	—	—	715
Loss before income taxes	(70,519)	(64,322)	(8,277)	(70,518)	130,261	(83,375)
Income tax (expense) benefit	—	4,579	737	—	—	5,316
Net (loss) income	$(70,519)	$(59,743)	$(7,540)	$(70,518)	$130,261	$(78,059)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$260,075	$6,726	$—	$—	$266,801
Revenue between consolidated entities	—	7,860	30,556	—	(38,416)	—
Net revenue	—	267,935	37,282	—	(38,416)	266,801
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	68,980	5,148	—	—	74,128
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	(105)	84,598	2,280	—	—	86,773
Local service agreement fees between consolidated entities	—	30,556	7,860	—	(38,416)	—
Amortization of broadcast rights	—	17,188	4,269	—	—	21,457
Amortization of intangible assets	—	20,309	5,362	—	—	25,671
Depreciation	—	16,983	3,241	—	(15)	20,209
Gain on asset exchange	—	(1,645)	(317)	—	—	(1,962)
Loss (gain) on asset disposal, net	—	(109)	92	—	—	(17)
Total operating expenses (income)	(105)	236,860	27,935	—	(38,431)	226,259
Income from operations	105	31,075	9,347	—	15	40,542
Interest expense, including amortization of debt financing costs	—	(29,099)	(12,344)	(13,597)	—	(55,040)
Equity in loss of subsidiaries	(15,853)	—	—	(2,256)	18,109	—
Other income, net	—	440	92	—	—	532
Income (loss) before income taxes	(15,748)	2,416	(2,905)	(15,853)	18,124	(13,966)
Income tax expense	—	(4,672)	(1,135)	—	—	(5,807)
Net (loss) income	$(15,748)	$(2,256)	$(4,040)	$(15,853)	$18,124	$(19,773)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$19,815	$4,196	$9,561	$(10,579)	$22,993
Cash flows from investing activities:
Additions to property and equipment	—	(17,857)	(1,171)	—	—	(19,028)
Acquisition of broadcast properties and related transaction costs	—	(20,756)	—	—	—	(20,756)
Other investing activities	—	4,194	—	—	—	4,194
Net cash used for investing activities	—	(34,419)	(1,171)	—	—	(35,590)
Cash flows from financing activities:
Repayment of long-term debt	—	(10,158)	(1,727)	(9,561)	—	(21,446)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Payments for debt financing costs	—	(3,554)	(1,821)	—	—	(5,375)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—
Other financing activities	—	13	—	—	—	13
Net cash provided by (used for) financing activities	—	12,045	(3,548)	(9,561)	10,579	9,515
Net decrease in cash and cash equivalents	—	(2,559)	(523)	—	—	(3,082)
Cash and cash equivalents at beginning of year	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of year	$—	$11,849	$903	$—	$—	$12,752

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Condensed Consolidating Financial Information—(Continued)

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

21. Condensed Consolidating Financial Information—(Continued)

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

22. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. In 2009 and 2008, neither Nexstar or Mission made contributions to the Plans. Nexstar recorded contributions of $0.6 million for the year ended December 31, 2007. Mission recorded contributions of $17 thousand year ended December 31, 2007.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $26 thousand, $20 thousand and $25 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

23. Related Party Transactions

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Unaudited Quarterly Data

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009(3)	December 31, 2009
	(in thousands, except per share amounts)
Net revenue	$55,468	$62,152	$60,399	$73,960
Income (loss) from operations	(1,311)	9,044	(13,633)	14,101
Income (loss) before income taxes	7,431	149	(22,296)	2,302
Net income (loss)	6,052	(1,242)	(18,391)	967
Basic and diluted net income (loss) per share	$0.21	$(0.04)	$(0.65)	$0.03
Basic and diluted weighted average shares outstanding	28,425	28,425	28,426	28,430

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008(1)	December 31, 2008(2)
	(in thousands, except per share amounts)
Net revenue	$63,712	$70,618	$70,275	$80,314
Income (loss) from operations	(61)	16,166	(36,799)	(17,461)
Income (loss) before income taxes	(13,649)	5,511	(48,331)	(26,906)
Net income (loss)	(15,328)	3,877	(45,328)	(21,280)
Basic and diluted net income (loss) per share	$(0.54)	$0.14	$(1.59)	$(0.75)
Basic and diluted weighted average shares outstanding	28,418	28,422	28,425	28,425

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

(3)	The Company recognized impairment charges to goodwill and FCC licenses of $7.4 million and $8.8 million, respectively, in the third quarter of 2009. See Footnote 8 for additional information.

 25. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2007	$1,061	$1,112	$(965)	$1,208
Year ended December 31, 2008	1,208	959	(1,335)	832
Year ended December 31, 2009	832	1,159	(1,147)	844

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
Year ended December 31, 2007	$154,509	$10,684	$—	$(13,045)	$152,148
Year ended December 31, 2008	152,148	13,915	720	—	166,783
Year ended December 31, 2009	166,783	3,874	—	(1,147)	169,510

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

Exhibit No.	Exhibit Index
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

4.4
Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.5
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

4.6
Indenture dated as of June 30, 2008, by and between Nexstar Broadcasting, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.7
First Supplemental Indenture, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.8
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.9
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

10.1
Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.2
Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.3
Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.4
Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)#

10.5
Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.6
Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

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

10.10
Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11
Agreement of the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File
No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12
Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.13
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

10.21
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

10.29
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.30
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.31
Executive Employment Agreement, dated as of September 11, 2000, by and between Timothy Busch and Nexstar Broadcasting of Rochester, L.L.C. (Incorporated by reference to Exhibit 10.68 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.32
Addendum to Employment Agreement, dated as of August 14, 2002, by and between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.69 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.33
Executive Employment Agreement, dated as of May 1, 2003, by and between Brian Jones and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.70 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.34
Addendum to Employment Agreement, dated as of May 12, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.76 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.35
Addendum to Employment Agreement, dated as of August 28, 2003, by and between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.77 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.36
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

10.39
Purchase and Sale Agreement, dated as of October 13, 2003, by and between Nexstar Finance, L.L.C. and J.D.G. Television, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on
Form 10-Q for the period ended September 30, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.40
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

10.45
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

10.46
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

10.47
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

10.48
Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.49
Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.50
Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.51
Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.52
Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.53
Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.54
Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.55
Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.56
Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.57
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

10.61
Time Brokerage Agreement, dated May 21, 2004, by and between Nexstar Broadcasting, Inc. and Jewell Television Corporation. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 333-62916-01) filed by Nexstar Broadcasting, Inc.)

10.62
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.63
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.64
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.65
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.66
First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005, by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.67
Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.68
Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.69
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.70
First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.71
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.72
First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-Syndication Agents) and several Lenders named therein. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.73
Purchase Agreement, dated as of June 7, 2006 (entered into by Nexstar Broadcasting Group, Inc. on July 26, 2006), by and between Nexstar Broadcasting Group, Inc. and Television Station Group Holdings, LLC. (Incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 8, 2006)

10.74
Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)

10.75
Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.76
Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.77
Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.78
Purchase Agreement, dated June 27, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 3, 2008)

10.79
Guarantee, dated as of June 30, 2008, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of June 30, 2008 by and between Nexstar Broadcasting, Inc. and The Bank of New York, as amended and supplemented by the Supplemental Indenture referred to above. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.80
Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc.  (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)#

10.81
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 4.2).  (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

10.82
Registration Rights Agreement, dated March 30, 2009, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and Nexstar Broadcasting Group, Inc. and UBS Securities LLC for the benefit of holders of PIK Notes.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

10.83
Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc.  (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)#

10.84
Second Amendment to the Fourth Amended and Restated Credit Agreement dated October 8, 2009, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A., Banc of America Securities LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several Banks parties thereto.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 15, 2009)

14.1
Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the registrant.*

23.1	Consent issued by PricewaterhouseCoopers LLP on March 15, 2010.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*

32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*

#	Management contract or compensatory plan or arrangement
*	Filed herewith