Form 10-Q
period 2010-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2010-05-14
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 1400, Irving, Texas	75057
(Address of Principal Executive Offices)	(Zip Code)
(972) 373-8800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010 the registrant had outstanding:

15,018,839 shares of Class A Common Stock
and 13,411,588 shares of Class B Common Stock

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,189	$12,752
Accounts receivable, net of allowance for doubtful accounts of $985 and $844, respectively	58,818	62,860
Current portion of broadcast rights	12,359	15,414
Prepaid expenses and other current assets	3,832	1,845
Deferred tax asset	15	15

Total current	86,213	92,886

Property and equipment, net	143,293	144,281
Broadcast rights	8,218	10,701
Goodwill	109,059	109,059
FCC licenses	127,487	127,487
Other intangible assets, net	120,284	126,216
Other noncurrent assets	7,880	8,605
Deferred tax asset	588	591

Total assets	$603,022	$619,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of debt	$3,485	$7,085
Current portion of broadcast rights payable	13,320	16,447
Accounts payable	6,912	6,812
Accrued expenses	12,316	12,189
Taxes payable	556	363
Interest payable	6,251	4,625
Deferred revenue	6,964	7,424
Other liabilities	1,066	1,066

Total current liabilities	50,870	56,011

Debt	657,125	663,289
Broadcast rights payable	9,837	12,469
Deferred tax liabilities	39,885	38,433
Deferred revenue	1,811	1,999
Deferred gain on sale of assets	4,385	4,495
Deferred representation fee incentive	5,426	5,583
Other liabilities	13,334	13,810

Total liabilities	782,673	796,089

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both March 31, 2010 and December 31, 2009	—	—
Common Stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,018,839 at both March 31, 2010 and December 31, 2009	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both March 31, 2010 and December 31, 2009	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; none issued and outstanding at both March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	400,378	400,093
Accumulated deficit	(580,313)	(576,640)
Total stockholders’ deficit	(179,651)	(176,263)

Total liabilities and stockholders’ deficit	$603,022	$619,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net revenue	$68,626	$55,468

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	18,983	19,055
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	23,250	23,471
Restructure charge	—	356
Amortization of broadcast rights	5,311	5,060
Amortization of intangible assets	5,932	5,892
Depreciation	5,380	5,196
Gain on asset exchange	(30)	(1,660)
Gain on asset disposal, net	(24)	(591)

Total operating expenses	58,802	56,779

Income (loss) from operations	9,824	(1,311)
Interest expense, including amortization of debt financing costs	(11,964)	(9,860)
Gain on extinguishment of debt	94	18,567
Interest and other income	1	35

Income (loss) before income taxes	(2,045)	7,431
Income tax expense	(1,628)	(1,379)
Net income (loss)	$(3,673)	$6,052
Net income (loss) per common share:
Basic and diluted	$(0.13)	$0.21
Weighted average number of common shares outstanding:
Basic and diluted	28,430	28,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2010
(in thousands, except share information)

	Common Stock
	Class A		Class B		Class C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2010 (unaudited)	15,018,839	$150	13,411,588	$134	—	$—	$400,093	$(576,640)	$(176,263)
Stock-based compensation expense	—	—	—	—	—	—	285	—	285
Net loss	—	—	—	—	—	—	—	(3,673)	(3,673)
Balance at March 31, 2010 (unaudited)	15,018,839	$150	13,411,588	$134	—	$—	$400,378	$(580,313)	$(179,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,673)	$6,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,455	1,229
Provision for bad debts	382	286
Depreciation of property and equipment	5,380	5,196
Amortization of intangible assets	5,932	5,892
Amortization of debt financing costs	724	256
Amortization of broadcast rights, excluding barter	2,363	2,095
Payments for broadcast rights	(2,558)	(2,161)
Payment-in-kind interest on debt	380	1,129
Gain on asset exchange	(30)	(1,660)
Gain on asset disposal, net	(24)	(591)
Gain on extinguishment of debt	(94)	(18,567)
Deferred gain recognition	(110)	(109)
Amortization of debt discount	2,273	199
Amortization of deferred representation fee incentive	(157)	(150)
Stock-based compensation expense	285	429
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,660	4,122
Prepaid expenses and other current assets	(1,676)	(624)
Other noncurrent assets	—	287
Accounts payable and accrued expenses	(807)	(2,142)
Taxes payable	193	152
Interest payable	1,626	(4,899)
Deferred revenue	(648)	(252)
Other noncurrent liabilities	(505)	180

Net cash provided by (used for) operating activities	14,371	(3,651)

Cash flows from investing activities:
Additions to property and equipment	(3,793)	(3,234)
Proceeds from sale of assets	—	9
Down payment on acquisition of station	—	(1,000)
Acquisition of broadcast properties and related transaction costs	—	(3,600)
Proceeds from insurance on casualty loss	177	270

Net cash used for investing activities	(3,616)	(7,555)

Cash flows from financing activities:
Repayment of long-term debt	(12,318)	(10,832)
Proceeds from revolver draws	—	36,000
Consideration paid to bond holders for debt exchange	—	(17,677)

Net cash (used in) provided by financing activities	(12,318)	7,491

Net decrease in cash and cash equivalents	(1,563)	(3,715)

Cash and cash equivalents at beginning of period	12,752	15,834

Cash and cash equivalents at end of period	$11,189	$12,119
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$6,909	$13,056

Income taxes, net	$(30)	$(2)

Non-cash activities:
Deferred debt finance costs	$312	$—

Acquisition of equipment	$722	$3,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2010, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV, The CW, This TV, RTN, Azteca America or Telemundo television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Florida, Montana, Rhode Island and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Disruptions in the capital and credit markets, as have been experienced in recent years, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. ("Nexstar Holdings") and Nexstar Broadcasting, Inc. ("Nexstar Broadcasting"), and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

Liquidity

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. As of March 31, 2010, we were in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

In April, 2010, the Company completed the issuance and sale of $325 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.  The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the aggregate borrowing capacity under the new bank credit facilities, amending the financial covenants and providing additional flexibility thereunder. In addition, Nexstar Broadcasting completed the cash tender offer to retire $34,337,174 (representing 82.47% of the outstanding aggregate principal amount of Notes) of aggregate principal amount of Senior Subordinated PIK Notes due 2014 at 104.5% on April 30, 2010. In connection with this tender offer, substantially all restrictive covenants and certain event of default provisions were eliminated. See Note 16 for subsequent events related to these transactions.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of independently-owned Mission and may include certain other entities where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with interpretive guidance for the consolidation of variable interest entities.

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.  The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder.  The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of March 31, 2010, the assets of Mission consisted of current assets of $2.8 million (excluding broadcast rights), broadcast rights of $3.8 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $24.2 million, property and equipment of $27.9 million and other noncurrent assets of $2.0 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 15 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2010:

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

(2)
Nexstar has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. Each SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Each JSA permits Nexstar to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue as described in the JSAs.

Nexstar does not own Mission or Mission’s television stations; however, Nexstar is deemed to have a controlling financial interest in them under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because we do not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel.  Therefore Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities.  Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.  Nexstar made payments to Sinclair under the outsourcing agreements of $0.9 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.  Nexstar has a balance payable to Sinclair for fees under these arrangements in the amount of $1.7 million as of March 31 2010, which is recorded as an accrued expense on Nexstar’s balance sheet.  We also have receivables in the amount of $2.1 million for advertising aired on these two stations

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies.  Four Points owns and operates seven individual stations in four markets.  Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations.  We have evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because we do not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations.  Therefore, we do not consolidate Four Points’ financial results into our own.  Nexstar has a receivable for management fees from Four Points in the amount of $0.9 million as of March 31, 2010, which is recorded in accounts receivable.  We also have a liability owed to Four Points for retransmission revenue we collect on their behalf in the amount of $20 thousand as of March 31, 2010, which is recorded as an accrued expense.  Nexstar must indemnify Four Points for any claim or liability that arises out of Nexstar’s acts or omissions related to the agreement.   For this reason, the maximum exposure to loss as a result of our agreement with Four Points is not determinable.

Stock-Based Compensation

The Company accounts for Nexstar’s stock-based employee compensation plans in accordance with authoritative guidance related to share-based payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under this guidance, the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award.

The Company recognized stock-based compensation expense of $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the accounting for share-based payments has had no impact on income tax expense reported in the financial statements.

At March 31, 2010, there was approximately $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 2.8 years. There were no stock options exercised during the three months ended March 31, 2010.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three months ended March 31, 2010 and 2009, there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended March 31,
	2010	2009
	(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	2,556,089	3,715,000
In-the-money stock options excluded as the Company had a net loss during the period	393,580	—

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  This guidance was effective for the Company January 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for our fiscal year beginning January 1, 2010.  We adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment removes the concept of a qualifying special-purpose entity. This amendment also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The amendment is effective for our fiscal year beginning January 1, 2010.  We adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

3.	Fair Value Measurements

The Company adopted, effective January 1, 2008, the FASB’s accounting and disclosure requirements pertaining to fair value measurements for financial assets and financial liabilities measured on a recurring basis and January 1, 2009, we adopted this standard for non-financial assets and non-financial liabilities. The requirements apply to all financial and non-financial assets and financial and non-financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of this standard to the unaudited condensed consolidated financial statements as it relates to financial position or results of operations. This standard requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard requires fair value measurement be classified and disclosed in one of the following three categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of March 31, 2010 and December 31, 2009, there were no investments in marketable securities.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements—(Continued)

As of March 31, 2010 and December 31, 2009, the Company had $7.9 million and $7.4 million, respectively invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of March 31, 2010 and December 31, 2009, the fair value of the money market investment was an asset of $7.9 million and $7.4 million, respectively.

4.	Pending Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction wass set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The local service agreement between Nexstar and Mission will terminate upon assignment of KFTA’s FCC license from Nexstar to Mission. Upon completing the assignment of KFTA’s license, Mission planned to enter into a JSA and SSA with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Nexstar’s KNWA, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.  The TBA terminated on May 1, 2010.

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

		March 31, 2010			December 31, 2009
	Estimated useful life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$344,662	$(227,652)	$117,010	$344,662	$(221,945)	$122,717
Other definite-lived intangible assets	1-15	13,455	(10,181)	3,274	13,455	(9,956)	3,499
Total intangible assets subject to amortization		$358,117	$(237,833)	$120,284	$358,117	$(231,901)	$126,216

Total amortization expense from definite-lived intangibles was $5.9 million for each of the three months ended March 31, 2010 and 2009. The Company’s estimate of amortization expense for definite-lived intangible assets as of March 31, 2010 is approximately $23.7 million for 2010; $23.3 million for 2011; $23.0 million for 2012; $17.4 million for 2013; and $10.4 million for 2014.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $236.5 million at both March 31, 2010 and December 31, 2009. The Company expenses as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2010, the Company did not identify any events that would trigger an impairment assessment.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of goodwill for the three months and year ended March 31, 2010 and December 31, 2009, respectively are as follows:

	2010	2009
	(in thousands)
Goodwill	$155,275	$154,488
Accumulated impairment losses	(46,216)	(38,856)
Balance as of January 1	$109,059	$115,632

Acquisitions	—	431
Impairment	—	(7,360)
Reclassification of asset	—	356

Goodwill	$155,275	$155,275
Accumulated impairment losses	(46,216)	(46,216)
Balance as of March 31, 2010 and December 31, 2009	$109,059	$109,059

The changes in the carrying amount of FCC licenses for the three months and year ended March 31, 2010 and December 31, 2009, respectively are as follows:

	2010	2009
	(in thousands)
FCC licenses	$177,689	$166,455
Accumulated impairment losses	(50,202)	(41,398)
Balance as of January 1	$127,487	$125,057

Acquisitions	—	11,234
Impairment	—	(8,804)

FCC licenses	$177,689	$177,689
Accumulated impairment losses	(50,202)	(50,202)
Balance as of March 31, 2010 and December 31, 2009	$127,487	$127,487

6.	Accrued Expenses

Accrued expenses consisted of the following:
	March 31,	December 31,
	2010	2009
	(in thousands)
Compensation and related taxes	$4,691	$2,716
Sales commissions	1,335	1,338
Employee benefits	866	897
Property taxes	668	362
Other accruals related to operating expenses	4,756	6,876
	$12,316	$12,189

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt

Long-term debt consisted of the following:
	March 31,	December 31,
	2010	2009
	(in thousands)
Term loans	$318,288	$321,689
Revolving credit facilities	68,975	77,000
7% senior subordinated notes due 2014, net of discount of $879 and $929	47,031	46,981
7% senior subordinated PIK notes due 2014, net of discount of $8,336 and $10,559	134,698	132,296
11.375% senior discount notes due 2013	49,981	49,981
Senior subordinated PIK notes due 2014	41,637	42,427
	660,610	670,374
Less: current portion	(3,485)	(7,085)
	$657,125	$663,289

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility consists of a Term Loan B and an $82.5 million revolving loan. As of March 31, 2010 and December 31, 2009, Nexstar had $153.4 million and $156.3 million, respectively, outstanding under its Term Loan B and $62.0 million and $70.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2010, repayments of Nexstar’s Term Loan B totaled $3.0 million, which included $0.4 million of scheduled maturities and a mandatory excess cash flow payment of $2.6 million, as required under the terms of our credit facility. The revolving loan is not subject to incremental reduction and matures in April 2012. During the three months ended March 31, 2010, repayments of Nexstar’s revolving loan totaled $8.0 million, including a $1.0 million mandatory excess cash flow payment.

The total weighted-average interest rate of the Nexstar senior secured credit facility was 5.04% and 5.02% at March 31, 2010 and December 31, 2009, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum, based on the consolidated senior leverage ratio of Nexstar Broadcasting and Mission for that particular quarter.

See Note 16 for subsequent events related to the senior secured credit facility.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2010 and December 31, 2009, Mission had $164.9 million and $165.4 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. During the three months ended March 31, 2010, repayments of Mission’s Term Loan B totaled $ 0.4 million, all of which were scheduled maturities. The total weighted average interest rate of the Mission senior secured credit facility was 5.0% at both March 31, 2010 and December 31, 2009.

See Note 16 for subsequent events related to the senior secured credit facility.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $27.5 million of total unused revolving loan commitments under their respective credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2010.

Senior Subordinated PIK Notes

On March 31, 2010, Nexstar purchased approximately $1.0 million of its outstanding Senior Subordinated PIK Notes due 2014 for $0.9 million, plus accrued interest of $27 thousand.  This transaction resulted in a gain of $0.1 million.  See Note 16 for subsequent events related to these notes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Debt Covenants

The Nexstar senior secured credit facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 9.50 times the last twelve months operating cash flow (as defined in the credit agreement) at March 31, 2010, (2) a maximum combined senior leverage ratio of Nexstar Broadcasting and Mission of 7.00 times the last twelve months operating cash flow at March 31, 2010, (3) a minimum combined interest coverage ratio of 1.75 to 1.00, and (4) a fixed charge coverage ratio of 1.15 to 1.00. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2010, we are in compliance with all of our covenants.  See Note 16 for discussion of covenants under our amended senior secured credit facility.

Collateralization and Guarantees of Debt

The bank credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar senior secured credit facility and the senior subordinated notes issued by Nexstar Broadcasting.

In consideration of Nexstar’s guarantee of Mission’s senior secured credit facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements, if unexercised, will be renewed upon expiration.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$318,288	$313,416	$321,689	$301,254
Revolving credit facilities(1)	$68,975	$68,107	$77,000	$72,865
7% senior subordinated notes(2)	$47,031	$38,565	$46,981	$36,645
7% senior subordinated PIK notes(2)	$134,698	$110,452	$132,296	$103,191
11.375% senior discount notes(2)	$49,981	$43,983	$49,981	$41,734
Senior subordinated PIK notes(2)	$41,637	$30,811	$42,427	$28,214

(1)
The fair value of bank credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.  These fair value measurements are considered Level 3 (significant and unobservable), which represents 63% of total liabilities measured at fair value.

(2)
The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.  These fair value measurements are considered Level 2 (significant and observable).

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as a non-cash contract termination fees in the accompanying condensed consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of March 31, 2010, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.4 million was included in deferred representation fee incentive in the accompanying condensed balance sheet.  The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended March 31, 2010 and 2009.

9.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Deferred rent	$7,779	$7,679
Software agreement obligation	3,841	3,931
Other	1,714	2,200
	$13,334	$13,810

10.	Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of March 31, 2010, a total of 648,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

11.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended March 31, 2010 and 2009, the Company recognized gains of $30 thousand and $1.7 million, respectively from the exchange of this equipment. As of March 31, 2010, the transaction is complete.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

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

As of January 1, 2010, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of March 31, 2010. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of March 31, 2010, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

14.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement. In the event that Mission is unable to repay amounts due under its credit facility, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding under the Mission credit facility. At March 31, 2010, Mission had $171.9 million outstanding under its senior secured credit facility.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Nexstar Broadcasting, which is a wholly-owned subsidiary of Nexstar Holdings, has the following notes outstanding:

(a) 7% Senior Subordinated Notes (“7% Notes”) due 2014. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(b) 7% Senior Subordinated PIK Notes due 2014 (“7% PIK Notes”). The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(c) Senior Subordinated PIK Notes due 2014 (“Senior Subordinated PIK Notes”). The Senior Subordinated PIK Notes currently bear interest at 13% subject to increases over time. The Senior Subordinated PIK Notes are fully and unconditionally guaranteed by Nexstar. The Senior Subordinated PIK Notes are not guaranteed by Mission or any other entity.

Neither Mission nor Nexstar Broadcasting has any subsidiaries.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet
March 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,132	$1,057	$—	$—	$11,189
Due from Mission	—	12,492	—	—	(12,492)	—
Other current assets	—	70,919	4,105	—	—	75,024
Total current assets	—	93,543	5,162		(12,492)	86,213
Investments in subsidiaries eliminated upon consolidation	(78,075)	—	—	(18,324)	96,399	—
Amounts due from parents eliminated upon consolidation	—	3,861	—	—	(3,861)	—
Property and equipment, net	—	115,410	27,883	—	—	143,293
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	96,054	24,230	—	—	120,284
Other noncurrent assets	—	12,631	3,321	734	—	16,686
Total assets	$(78,075)	$518,618	$100,023	$(17,590)	$80,046	$603,022
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$1,758	$1,727	$—	$—	$3,485
Due to Nexstar Broadcasting	—	—	12,492	—	(12,492)	—
Other current liabilities	175	39,967	4,400	2,843	—	47,385
Total current liabilities	175	41,725	18,619	2,843	(12,492)	50,870
Debt	—	436,942	170,202	49,981	—	657,125
Amounts due to subsidiary eliminated upon consolidation	(3,798)	—	—	7,659	(3,861)	—
Other noncurrent liabilities	(3)	58,275	16,404	2	—	74,678
Total liabilities	(3,626)	536,942	205,225	60,485	(16,353)	782,673
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(74,733)	(18,324)	(105,202)	(78,075)	96,399	(179,935)
Total stockholders’ equity (deficit)	(74,449)	(18,324)	(105,202)	(78,075)	96,399	(179,651)
Total liabilities and stockholders’ equity (deficit)	$(78,075)	$518,618	$100,023	$(17,590)	$80,046	$603,022

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET
December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,849	$903	$—	$—	$12,752
Due from Mission	—	13,370	—	—	(13,370)	—
Other current assets	—	75,466	4,668	—	—	80,134
Total current assets	—	100,685	5,571	—	(13,370)	92,886
Investments in subsidiaries eliminated upon consolidation	(75,125)	—	—	(16,856)	91,981	—
Amounts due from parents eliminated upon consolidation	—	4,146	—	—	(4,146)	—
Property and equipment, net	—	115,671	28,610	—	—	144,281
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	100,699	25,517	—	—	126,216
Other noncurrent assets	—	15,197	3,906	794	—	19,897
Total assets	$(75,125)	$533,517	$103,031	$(16,062)	$74,465	$619,826
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$5,358	$1,727	$—	$—	$7,085
Due to Nexstar Broadcasting	—	—	13,370	—	(13,370)	—
Other current liabilities	—	42,331	5,174	1,421	—	48,926
Total current liabilities	—	47,689	20,271	1,421	(13,370)	56,011
Debt	—	442,675	170,633	49,981	—	663,289
Amounts due to subsidiary eliminated upon consolidation	(3,513)	—	—	7,659	(4,146)	—
Other noncurrent liabilities	(3)	60,009	16,781	2	—	76,789
Total liabilities	(3,516)	550,373	207,685	59,063	(17,516)	796,089
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(71,893)	(16,856)	(104,654)	(75,125)	91,981	(176,547)
Total stockholders’ equity (deficit)	(71,609)	(16,856)	(104,654)	(75,125)	91,981	(176,263)
Total liabilities and stockholders’ equity (deficit)	$(75,125)	$533,517	$103,031	$(16,062)	$74,465	$619,826

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended March 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$66,397	$2,229	$—	$—	$68,626
Revenue between consolidated entities	—	1,800	6,740	—	(8,540)	—
Net revenue	—	68,197	8,969	—	(8,540)	68,626
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,537	1,446	—	—	18,983
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	175	22,473	602	—	—	23,250
Local service agreement fees between consolidated entities	—	6,740	1,800	—	(8,540)	—
Amortization of broadcast rights	—	4,338	973	—	—	5,311
Amortization of intangible assets	—	4,645	1,287	—	—	5,932
Depreciation	—	4,649	731	—	—	5,380
(Gain) loss on asset exchange	—	(41)	11	—	—	(30)
(Gain) loss on property and asset disposal, net	—	(45)	21	—	—	(24)
Total operating expenses	175	60,296	6,871	—	(8,540)	58,802
Income (loss) from operations	(175)	7,901	2,098		—	9,824
Interest expense, including amortization of debt financing costs	—	(8,148)	(2,335)	(1,481)	—	(11,964)
Gain on extinguishment of debt	—	94	—	—	—	94
Equity in loss of subsidiaries	(2,950)	—	—	(1,469)	4,419	—
Other income, net	—	1	—	—	—	1
Loss before income taxes	(3,125)	(152)	(237)	(2,950)	4,419	(2,045)
Income tax (expense) benefit	—	(1,317)	(311)	—	—	(1,628)
Net loss	$(3,125)	$(1,469)	$(548)	$(2,950)	$4,419	$(3,673)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended March 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$53,359	$2,109	$—	$—	$55,468
Revenue between consolidated entities	—	2,025	6,088	—	(8,113)	—
Net revenue	—	55,384	8,197	—	(8,113)	55,468
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,429	1,626	—	—	19,055
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	22,726	745	—	—	23,471
Local service agreement fees between consolidated entities	—	6,088	2,025	—	(8,113)	—
Restructure charge	—	356	—	—	—	356
Amortization of broadcast rights	—	3,898	1,162	—	—	5,060
Amortization of intangible assets	—	4,605	1,287	—	—	5,892
Depreciation	—	4,342	854	—	—	5,196
(Gain) loss on asset exchange	—	(1,412)	(248)	—	—	(1,660)
(Gain) loss on property and asset disposal, net	—	(594)	3	—	—	(591)
Total operating expenses	—	57,438	7,454	—	(8,113)	56,779
Income (loss) from operations		(2,054)	743		—	(1,311)
Interest expense, including amortization of debt financing costs	—	(6,743)	(1,406)	(1,711)	—	(9,860)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity in loss of subsidiaries	6,460	—	—	(9,831)	3,371	—
Other income, net	—	34	1	—	—	35
Loss before income taxes	6,460	(8,198)	(662)	6,460	3,371	7,431
Income tax (expense) benefit	—	(1,068)	(311)	—	—	(1,379)
Net loss	$6,460	$(9,266)	$(973)	$6,460	$3,371	$6,052

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Three Months Ended March 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$13,745	$626	$—	$—	$14,371

Cash flows from investing activities:
Additions to property and equipment, net	—	(3,752)	(41)	—	—	(3,793)
Other investing activities	—	177	—	—	—	177
Net cash used for investing activities	—	(3,575)	(41)	—	—	(3,616)

Cash flows from financing activities:
Repayment of long-term debt	—	(11,887)	(431)	—	—	(12,318)

Net cash provided by (used for) financing activities	—	(11,887)	(431)	—	—	(12,318)

Net increase (decrease) in cash and cash equivalents	—	(1,717)	154	—	—	(1,563)
Cash and cash equivalents at beginning of period	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of period	$—	$10,132	$1,057	$—	$—	$11,189

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Three Months Ended March 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$(3,406)	$773	$9,561	$(10,579)	$(3,651)

Cash flows from investing activities:
Additions to property and equipment, net	—	(2,704)	(530)	—	—	(3,234)
Acquisition of broadcast properties and related transaction costs	—	(3,600)	—	—	—	(3,600)
Other investing activities	—	(721)	—	—	—	(721)
Net cash used for investing activities	—	(7,025)	(530)	—	—	(7,555)

Cash flows from financing activities:
Repayment of long-term debt	—	(840)	(431)	(9,561)	—	(10,832)
Proceeds from revolver draws	—	36,000	—	—	—	36,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—

Net cash provided by (used for) financing activities	—	6,904	(431)	(9,561)	10,579	7,491

Net increase (decrease) in cash and cash equivalents	—	(3,527)	(188)	—	—	(3,715)
Cash and cash equivalents at beginning of period	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of period	$—	$10,881	$1,238	$—	$—	$12,119

16.	Subsequent Events

Issuance of Senior Secured Second Lien Notes Due 2017

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

The Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Nexstar Broadcasting and Mission, as co-issuers, Nexstar, as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Nexstar Broadcasting’s and Mission’s obligations under the Notes are jointly and severally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future domestic subsidiaries.

The Notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The net proceeds to Nexstar Broadcasting and Mission from the sale of the Notes were approximately $316.8 million. Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase $34.3 million of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Subsequent Events—(Continued)

The Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on all of the assets that secure Nexstar Broadcasting’s and Mission’s senior secured credit facilities on a first-priority lien basis. The Notes and the guarantees are Nexstar Broadcasting’s, Mission’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Nexstar Broadcasting’s, Mission’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Nexstar Broadcasting’s, Mission’s and the guarantors’ future subordinated indebtedness. The Notes and the guarantees are effectively junior to Nexstar Broadcasting’s, Mission’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Nexstar Broadcasting’s and Mission’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

Nexstar Broadcasting and Mission have the option to redeem all or a portion of the Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after April 15, 2014, Nexstar Broadcasting and Mission may redeem the Notes, in whole or in part, at the redemption prices set forth in the Indenture. At any time before April 15, 2013, Nexstar Broadcasting and Mission may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of the Notes may require Nexstar Broadcasting and Mission to repurchase all or a portion of the Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The Indenture contains covenants that limit, among other things, Nexstar Broadcasting’s and Mission’s ability to (1) incur additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) make certain investments, (8) merge or consolidate with another person and (9) enter new lines of business. These covenants are subject to a number of important exceptions and qualifications.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The Indenture also provides for events of default with respect to the collateral, which include (i) default in the performance of the security documents which adversely affects the enforceability, validity, perfection or priority of the second priority liens on any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million, (ii) repudiation or disaffirmation by Nexstar Broadcasting, Mission or any guarantor of material obligations under the security documents, and (iii) the determination in a judicial proceeding that the security documents are unenforceable or invalid against Nexstar Broadcasting, Mission or any guarantor for any reason with respect to any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the Notes to be due and payable.

Amendments to Credit Agreements

On April 19, 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated, as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”), among Nexstar Broadcasting, Nexstar, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Subsequent Events—(Continued)

The Credit Agreements were amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) amend the financial covenants and provide additional flexibility thereunder, (iv) permit the incurrence of incremental Term Loan B facilities of up to an aggregate amount equal to $100.0 million, (v) permit Nexstar Broadcasting and Mission, under certain circumstances to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness, (vi) provide additional flexibility under the covenants and (vii) relieve the respective borrowers from their obligation to make mandatory prepayments under certain circumstances.

The Nexstar Credit Agreement (i) eliminates the requirement that Nexstar Broadcasting maintain a consolidated minimum interest coverage ratio and a consolidated maximum senior leverage ratio and institutes the requirement to maintain a consolidated maximum first lien indebtedness ratio, based on the aggregate first-lien indebtedness maintained by Nexstar and Mission, and (ii) changes the maximum and minimum covenant levels applicable to such financial ratios.  Additionally, the Credit Agreement removes mandatory quarterly repayments based on a computation of excess cash flow for the preceding fiscal year. In connection with these transactions, we anticipate to write off unamortized debt finance costs related to the existing senior secured credit facilities.

Tender offer

In April 2010, the Company completed the cash tender offer to retire its $34,337,174 (representing 82.47% of the outstanding aggregate principal amount of Notes) of aggregate principal amount of the Senior Subordinated PIK Notes at 104.5% on April 30, 2010. In connection with this tender offer, a second supplemental indenture was executed whereby substantially all restrictive covenants and certain event of default provisions were eliminated. In connection with the tender offer, we anticipate recognizing a loss on debt extinguishment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2010, unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, unaudited condensed statement of changes in stockholders’ deficit for the three months ended March 31, 2010, unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc.(“Nexstar Holdings”) and Nexstar Broadcasting, Inc.(“Nexstar Broadcasting”), and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

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

Executive Summary

First Quarter 2010 Highlights

•	Net revenue increased 23.7% during the first quarter of 2010 compared to the same period in 2009, primarily from increases in local, national, political and retransmission compensation.

Recent Development

Issuance of Senior Secured Second Lien Notes Due 2017

In April 2010, Nexstar Broadcasting and Mission   as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of 8.875% senior secured second lien notes due 2017 (the “Notes”).  Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

Amendments to Credit Agreements

In April 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement among Nexstar Broadcasting, Nexstar, and lenders became effective.  Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million. In April 2010, the Second to Mission Broadcasting’s Third Amended and Restated Credit Agreement, together with the Nexstar Credit Agreement, and lenders became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the term loan B was reduced to $39.0 million.

Tender Offer

In April 2010, the Company completed the cash tender offer to retire its $34,337,174 (representing 82.47% of the outstanding aggregate principal amount of Notes) of aggregate principal amount of the Senior Subordinated PIK Notes due 2014 at 104.5% on April 30, 2010.  In connection with this tender offer, a second supplemental indenture was executed whereby substantially all restrictive covenants and certain event of default provisions were eliminated.

Overview of Operations

We owned and operated 34 television stations as of March 31, 2010. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations, including 16 television stations owned and operated by Mission as of March 31, 2010. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of March 31, 2010 with Mission:

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior secured credit facility, the sole shareholder of Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by us without consent or approval by the sole shareholder of Mission. We expect these option agreements to be renewed upon expiration.

We do not own Mission or Mission’s television stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder.  In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

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

Industry Trends

Our net revenue increased 23.7% to $68.6 million for the three months ended March 31, 2010, compared to $55.5 million for the three months ended March 31, 2009 partially due to increases in local and national advertising due to an overall upswing in the economy from the first quarter of 2009.

Political advertising revenue was $3.2 million for the three months ended March 31, 2010, an increase of $2.8 million or 627.5% from the $0.4 million for the three months ended March 31, 2009. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2010 is an election year, we expect significantly more political advertising revenue to be reported in 2010 in relation to the amount of political advertising reported in 2009.

Automotive-related advertising, our largest advertising category, represented approximately 20% and 16% of our core local and national advertising revenue for the three months ended March 31, 2010 and 2009, respectively. Our automotive-related advertising increased approximately 40% for the three months ended March 31, 2010 as compared to the same period in 2009. Automotive-related advertising on a quarter-to-quarter comparison to the prior year was higher this quarter compared to the same quarter last year for the first time in several quarters.  This is a positive change from the previous downward trend and a sign of overall improvement in the automotive industry.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$41,718	58.3	$35,889	62.8
National	14,746	20.6	12,109	21.2
Political	3,150	4.4	433	0.8
Retransmission compensation	7,369	10.3	5,269	9.2
eMedia revenue	2,966	4.2	2,356	4.1
Network compensation	523	0.7	561	1.0
Other	1,040	1.5	508	0.9
Total gross revenue	71,512	100.0	57,125	100.0
Less: Agency commissions	7,468	10.4	6,000	10.5
Net broadcast revenue	64,044	89.6	51,125	89.5
Trade and barter revenue	4,582		4,343
Net revenue	$68,626		$55,468

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$68,626	100.0	$55,468	100.0
Operating expenses (income):
Corporate expenses	4,752	6.9	6,767	12.2
Station direct operating expenses, net of trade	17,353	25.3	17,808	32.1
Selling, general and administrative expenses	18,498	27.0	16,704	30.1
Restructure charge	—	—	356	0.6
Gain on asset exchange	(30)	—	(1,660)	(3.0)
Gain on asset disposal, net	(24)	—	(591)	(1.1)
Trade and barter expense	4,579	6.7	4,212	7.6
Depreciation and amortization.	11,312	16.5	11,088	20.0
Amortization of broadcast rights, excluding barter	2,362	3.4	2,095	3.8
Income (loss) from operations	$9,824		$(1,311)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Gross local advertising revenue was $41.7 million for the three months ended March 31, 2010, compared to $35.9 million for the same period in 2009, an increase of $5.8 million, or 16.2%.  Of this increase, approximately $1.5 million is due to the addition of WCWJ in May 2009.  Gross national advertising revenue was $14.7 million for the three months ended March 31, 2010, compared to $12.1 million for the same period in 2009, an increase of $2.6 million, or 21.8%. Of this increase, approximately $0.7 million is due to the addition of WCWJ in May 2009.  Advertising revenue from automotive, furniture and attorneys business categories increased by approximately $3.2 million, $0.5 million and $0.6 million during the first quarter of 2010 compared to the prior year, respectively.

Gross political advertising revenue was $3.2 million for the three months ended March 31, 2010, compared to $0.4 million for the same period in 2009, an increase of $2.8 million, or 627.5%. The increase in gross political revenue was mainly attributed to state and federal elections held during the three months ended March 31, 2010 and also advertising related to the passage of Patient Protection and Affordable Care Act.

Retransmission compensation was $7.4 million for the three months ended March 31, 2010, compared to $5.3 million for the same period in 2009, an increase of $2.1 million, or 39.9%. The increase in retransmission compensation was primarily the result of new contracts being added during the second half of 2009 and the beginning of 2010 which totaled approximately $1.5 million, the addition of WCWJ in May 2009 resulting in an increase of $0.2 million, combined with certain increases in billing and subscription rates of approximately $0.4 million.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $3.0 million for the three months ended March 31, 2010, compared to $2.4 million for the same period in 2009, an increase of $0.6 million or 25.9%. The increase in eMedia revenue is attributable to the overall upswing in the economy during the three months ended March 31, 2010 compared to the same period in 2009.

Net revenue for the three months ended March 31, 2010 increased 23.7% to $68.6 million compared to $55.5 million for the three months ended March 31, 2009.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $4.8 million for the three months ended March 31, 2010, compared to $6.8 million for the three months ended March 31, 2009, a decrease of $2.0 million, or 29.8%. The decrease during the three months ended March 31, 2010 was primarily attributed to the non-recurring $2.9 million in fees associated with the March 2009 7% Notes exchange offer including bank, legal and accounting fees, partially offset by an increase in bonus expense accruals of $0.5 million during the three months ended March 31, 2010.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $35.9 million for the three months ended March 31, 2010, compared to $34.5 million for the same period in 2009, an increase of $1.4 million, or 3.9%. The increase in station direct operating expenses, net of trade, and selling, general and administrative expenses for the three months ended March 31, 2010 was primarily attributed to increases in national and local sales commissions of approximately $1.0 million, the addition of WCWJ in May 2009 of approximately $0.7 million, combined with increases in payments to Sinclair at WMBD and WROC of approximately $0.5 million, partially offset by a reduction in utility costs from the elimination of the analog transmission and the 2009 regionalization of certain accounting and traffic functions which resulted in a reduction in workforce.

Amortization of broadcast rights, excluding barter, was $2.4 million for the three months ended March 31, 2010, compared to $2.1 million for the same period in 2009, an increase of $0.3 million or 12.7%.  The increase is primarily due to the addition of WCWJ in May 2009.

Amortization of intangible assets was $5.9 for each of the three months ended March 31, 2010 and 2009.

While there are no known circumstances or events as of March 31, 2010 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.4 million for the three months ended March 31, 2010, compared to $5.2 million for the same period in 2009.

For the three months ended March 31, 2010 and 2009, we recognized gains of $30 thousand and $1.7 million, respectively, from the exchange of equipment under an arrangement with Sprint Nextel Corporation. The decrease in this gain was due to a higher number of stations completing spectrum conversions in 2009 compared to 2010.

Income from Operations

Income from operations was $9.8 million for the three months ended March 31, 2010, compared to a loss of $1.3 million for the same period in 2009, an increase of $11.1 million or 849.4%. The increase was primarily the result of the overall increase in net revenue of $13.1 million, partially offset by the decrease in gain on asset exchange of $1.6 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $12.0 million for the three months ended March 31, 2010, compared to $9.9 million for the same period in 2009, an increase of $2.1 million, or 21.3%. The increase in interest expense was primarily attributed to higher average interest rates during the three months ended March 31, 2010, compared to the same period in 2009.

Gain on Extinguishment of Debt

For the three months ended March 31, 2010, the Company purchased approximately $1.0 million of its outstanding Senior Subordinated PIK Notes for $0.9 million, plus accrued interest of $27 thousand.  This transaction resulted in a gain of $0.1 million.  During the three months ended March 31, 2009, the Company purchased $27.9 million of its 11.375% Notes and $1.0 million of its 7% Notes for a total of $10.0 million, plus accrued interest of $1.0 million. These transactions resulted in combined gains of $18.6 million for the three months ended March 31, 2009.

Income Taxes

Income tax expense was $1.6 million for the three months ended March 31, 2010, compared to $1.4 million for the same period in 2009, an increase of $0.2 million, or 18.1%. The increase was primarily due to the deferred taxes associated with the indefinite-lived intangible assets of WCWJ, which was acquired on May 1, 2009.  Our provision for income taxes is primarily created by changes in the position during the year arising from the amortizing of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes.  No tax benefit was recorded with respect to the loss in 2010 as the utilization of such loss is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used for) operating activities	$14,371	$(3,651)
Net cash used for investing activities	(3,616)	(7,555)
Net cash (used in) provided by financing activities	(12,318)	7,491
Net increase (decrease) in cash and cash equivalents	$(1,563)	$(3,715)
Cash paid for interest	$6,909	$13,056
Cash paid for (received from) income taxes, net	$(30)	$(2)

	March 31, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$11,189	$12,752
Long-term debt including current portion	$660,610	$670,374
Unused commitments under senior credit facilities (1)	$27,500	$20,500

(1)	Based on covenant calculations, as of March 31, 2010, all of the $27.5 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by approximately $18.0 million during the three months ended March 31, 2010 compared to the same period in 2009. The increase was primarily due to overall increase in net revenue of $13.1 million combined with cash collections on accounts receivable, offset by cash paid on accounts payable and accrued expenses including interest payable.

Cash paid for interest decreased by approximately $6.1 million during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was due primarily to a decrease in cash payments of interest on our 7% senior subordinated notes due 2014 that was exchanged for 7% senior subordinated PIK notes due 2014 in March 2009 combined with lower average bank debt in 2010 compared to 2009, offset by higher average interest rates in 2010 compared to 2009.

Nexstar and its subsidiaries file a consolidated federal income tax return. Mission files its own separate federal income tax return. Additionally, Nexstar and Mission file their own state and local tax returns. Due to our and Mission’s recent history of net operating losses, we and Mission currently do not pay any federal income taxes. These net operating losses may be carried forward, subject to expiration and certain limitations, and used to reduce taxable earnings in future years. Through the use of available loss carryforwards, it is possible that we and Mission may not pay significant amounts of federal income taxes in the foreseeable future.

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $4.0 million during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to $4.6 million less spending on the acquisition of new stations, offset by $0.6 million more in capital expenditures.

Acquisition-related payments for the three months ended March 31, 2009 consisted of the acquisition of KARZ for $3.6 million as well as the down payment of WCWJ for $1.0 million.  There were no acquisition-related payments for this period in 2010.

Capital expenditures were $3.8 million for the three months ended March 31, 2010, compared to $3.2 million for the three months ended March 31, 2009. The increase was primarily attributable to timing of payments related to capital expenditures.

Cash Flows – Financing Activities

The comparative net cash from financing activities decreased by $19.8 million during the three months ended March 31, 2010 compared to the same period in 2009, due primarily to $36.0 million less draws from revolver facility and $16.2 million less payments to our creditors.

During the three months ended March 31, 2010, there were $8.0 million of revolving loan repayments under our and Mission’s senior secured credit facilities compared to $36.0 million borrowings for the three months ended March 31, 2009.

During the three months ended March 31, 2010, there were $3.4 million of repayments under our and Mission’s senior secured credit facilities, consisting of scheduled term loan maturities and an excess cash flow payment.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2010, Nexstar and Mission had total combined debt of $660.6 million, which represented 137.4% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2010:

	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
		(in thousands)
Nexstar senior secured credit facility	$215,335	$1,319	$214,016	$—	$—
Mission senior secured credit facility	171,929	1,295	170,634	—	—
Senior subordinated PIK Notes due 2014	41,637	—	—	41,637	—
7% senior subordinated notes due 2014	47,910	—	—	47,910	—
7% senior subordinated PIK notes due 2014	143,600	—	—	143,600	—
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
	$670,392	$2,614	$384,650	$283,128	$—

On April 19, 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated, as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”), among Nexstar Broadcasting, Nexstar, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the term loan B was reduced to $39.0 million.

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

The net proceeds to Nexstar Broadcasting and Mission from the sale of the Notes were approximately $316.8 million. Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase $34.3 million of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

We make semiannual interest payments on our 7% Notes on January 15 and July 15 of each year. We make semiannual interest payments on our 11.375% Notes April 1 and October 1 of each year. Our Senior Subordinated PIK Notes will begin paying cash interest in July 2010 and our 7% PIK Notes will begin paying cash interest in 2011.  Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.  We believe we will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from March 31, 2010.

No Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 42 through 46 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of March 31, 2010 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The Term Loan Borrowings at March 31, 2010 under the senior credit facilities bear interest at a weighted average interest rate of 5.0%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loan borrowings at March 31, 2010 under the senior credit facilities bear interest at a weighted average interest rate of 5.13%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of March 31, 2010 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$3,873	$1,936	$(1,936)	$(3,873)

Our 7% Notes, our two senior subordinated PIK notes due 2014, and our 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of March 31, 2010, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
1.1
Purchase Agreement, by and among Nexstar Broadcasting, Inc, Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc. and Banc of America Securities LLC, UBS Securities LLC, Deutsche Bank Securities Inc., and RBC Capital Markets Corporation, each for itself and acting on behalf of the several initial purchasers, dated April 8, 2010. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 12, 2010.)

4.1
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010.)

4.2
Form of Senior Secured Second Lien Note. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010.)

10.1
Registration Rights Agreement, dated April 19, 2010, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as guarantor, Banc of America Securities LLC, UBS Securities LLC, Deutsche Bank Securities Inc. and RBC Capital Markets Corporation. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010.)

10.2
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010.)

10.3
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010.)

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

NEXSTAR BROADCASTING GROUP, INC.

/S/ PERRY A. SOOK
By:	Perry A. Sook
Its:	President and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS E. CARTER
By:	Thomas E. Carter
Its:	Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: May 14, 2010