Form 10-Q
period 2010-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2010-08-06
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of July 31, 2010 the registrant had outstanding:

15,020,839 shares of Class A Common Stock
and 13,411,588 shares of Class B Common Stock

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,773	$12,752
Accounts receivable, net of allowance for doubtful accounts of $912 and $844, respectively	59,108	62,860
Current portion of broadcast rights	9,070	15,414
Prepaid expenses and other current assets	1,071	1,845
Deferred tax asset	15	15

Total current	77,037	92,886

Property and equipment, net	142,082	144,281
Broadcast rights	6,688	10,701
Goodwill	109,059	109,059
FCC licenses	127,487	127,487
Other intangible assets, net	114,297	126,216
Other noncurrent assets	7,258	8,605
Deferred tax asset	584	591

Total assets	$584,492	$619,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,000	$7,085
Current portion of broadcast rights payable	10,034	16,447
Accounts payable	7,961	6,812
Accrued expenses	10,452	12,189
Taxes payable	198	363
Interest payable	9,489	4,625
Deferred revenue	3,796	7,424
Other liabilities	1,066	1,066

Total current liabilities	43,996	56,011

Debt	653,503	663,289
Broadcast rights payable	8,225	12,469
Deferred tax liabilities	41,397	38,433
Deferred revenue	1,620	1,999
Deferred gain on sale of assets	4,276	4,495
Deferred representation fee incentive	5,271	5,583
Other liabilities	13,377	13,810

Total liabilities	771,665	796,089

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; no shares issued and outstanding at both June 30, 2010 and December 31, 2009	—	—
Common Stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,020,839 at June 30, 2010 and 15,018,839 at December 31, 2009	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at both June 30, 2010 and December 31, 2009	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; none issued and outstanding at both June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	402,277	400,093
Accumulated deficit	(589,734)	(576,640)
Total stockholders’ deficit	(187,173)	(176,263)

Total liabilities and stockholders’ deficit	$584,492	$619,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenue	$74,542	$62,152	$143,168	$117,620

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,580	19,086	38,563	38,141
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of $1,600 one-time non-cash stock-based compensation expense from May 2010 stock option repricing)	24,754	21,181	48,004	44,652
Restructure charge	—	314	—	670
Non-cash contract termination fees	—	191	—	191
Amortization of broadcast rights	4,996	5,665	10,307	10,725
Amortization of intangible assets	5,987	5,944	11,919	11,836
Depreciation	5,257	5,394	10,637	10,590
Gain on asset exchange	—	(2,438)	(30)	(4,098)
Loss (gain) on asset disposal, net	11	(2,229)	(14)	(2,820)

Total operating expenses	60,585	53,108	119,386	109,887
Income from operations	13,957	9,044	23,782	7,733
Interest expense, including amortization of debt financing costs	(13,884)	(8,905)	(25,848)	(18,765)
Gain (loss) on extinguishment of debt	(7,903)	—	(7,809)	18,567
Interest and other income	3	10	4	45

Income (loss) before income taxes	(7,827)	149	(9,871)	7,580
Income tax expense	(1,595)	(1,391)	(3,223)	(2,770)
Net income (loss)	$(9,422)	$(1,242)	$(13,094)	$4,810
Net income (loss) per common share:
Basic and diluted	$(0.33)	$(0.04)	$(0.46)	$0.17
Weighted average number of common shares outstanding:
Basic and diluted	28,431	28,425	28,431	28,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2010
(in thousands, except share information)

	Common Stock
	Class A		Class B		Class C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2010 (unaudited)	15,018,839	$150	13,411,588	$134	—	$—	$400,093	$(576,640)	$(176,263)
Stock-based compensation expense	—	—	—	—	—	—	2,182	—	2,182
Issuance of common shares related to exercise of stock options	2,000	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	(13,094)	(13,094)
Balance at June 30, 2010 (unaudited)	15,020,839	$150	13,411,588	$134	—	$—	$402,277	$(589,734)	$(187,173)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(13,094)	$4,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,971	2,514
Provision for bad debts	680	464
Depreciation of property and equipment	10,637	10,590
Amortization of intangible assets	11,919	11,836
Amortization of debt financing costs	1,180	507
Amortization of broadcast rights, excluding barter	4,701	4,875
Payments for broadcast rights	(4,972)	(4,432)
Payment-in-kind interest on debt	558	2,445
Gain on asset exchange	(30)	(4,098)
Gain on asset disposal, net	(14)	(2,820)
Loss (gain) on extinguishment of debt	7,809	(18,567)
Call premium to extinguish debt	(1,545)	—
PIK interest paid upon debt repayment	(6,134)	—
Deferred gain recognition	(219)	(218)
Amortization of debt discount	4,748	2,455
Amortization of deferred representation fee incentive	(312)	(303)
Stock-based compensation expense	2,182	735
Non-cash contract termination fee	—	191
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,072	857
Prepaid expenses and other current assets	774	(302)
Taxes receivable	—	—
Other noncurrent assets	(67)	287
Accounts payable and accrued expenses	(717)	(3,438)
Taxes payable	(165)	(266)
Interest payable	4,864	(4,562)
Deferred revenue	(4,007)	(1,971)
Other noncurrent liabilities	(409)	307

Net cash provided by operating activities	24,410	1,896

Cash flows from investing activities:
Additions to property and equipment	(8,722)	(9,401)
Proceeds from sale of assets	—	85
Acquisition of broadcast properties and related transaction costs	—	(20,751)
Proceeds from insurance on casualty loss	459	2,003

Net cash used for investing activities	(8,263)	(28,064)

Cash flows from financing activities:
Repayment of long-term debt and revolver loan	(331,718)	(11,703)
Consideration paid to bond holders for debt exchange	—	(17,677)
Payment of debt finance cost	(3,569)	—
Consideration paid for debt extinguishment	(2,680)	—
Proceeds from issuance of debt and revolver draws	316,839	54,000
Proceeds from issuance of common shares related to exercise of stock options	2	—
Net cash (used in) provided by financing activities	(21,126)	24,620
Net decrease in cash and cash equivalents	(4,979)	(1,548)
Cash and cash equivalents at beginning of period	12,752	15,834
Cash and cash equivalents at end of period	$7,773	$14,286
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$14,395	$17,750

Income taxes, net	$416	$523

Non-cash activities:
Acquisition of equipment	$131	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2010, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV, The CW, This TV, RTN, Azteca America or Telemundo television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Florida, Montana, Rhode Island and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Liquidity

In April 2010, the Company completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The net proceeds to Nexstar Broadcasting and Mission from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.  The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the aggregate principal amount available under the new bank credit facilities, amending the financial covenants and providing additional flexibility thereunder. As of June 30, 2010, we were in compliance with all covenants contained in the amended credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

Nexstar Broadcasting completed the cash tender offer to retire $34,337,174 (representing 82.47% of the outstanding aggregate principal amount) of aggregate principal amount of Senior Subordinated PIK Notes due 2014 at 104.5% on April 30, 2010. In connection with this tender offer, substantially all restrictive covenants and certain event of default provisions were eliminated. On May 25, 2010, Nexstar Broadcasting purchased an additional $2.0 million of aggregate principal amount of Senior Subordinated PIK Notes due 2014 at 106.5% plus accrued interest.

On June 30, 2010, Nexstar Broadcasting purchased $2.0 million of aggregate principal amount of the 7% Senior Subordinated PIK notes due 2014 at 90.25%.

See Note 7 for more details related to these transactions.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.  The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder.  The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of June 30, 2010, the assets of Mission consisted of current assets of $2.5 million (excluding broadcast rights), broadcast rights of $2.6 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $22.9 million, property and equipment of $27.2 million and other noncurrent assets of $1.3 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 15 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2010:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because we do not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel.  Therefore Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities.  Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.  Nexstar made payments to Sinclair under the outsourcing agreements of $1.1 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively and $2.0 million and $1.4 million for the six months then ended.  Nexstar has a balance payable to Sinclair for fees under these arrangements in the amount of $1.1 million as of June 30 2010, which is recorded as an accrued expense on Nexstar’s balance sheet.  We also have receivables in the amount of $2.7 million for advertising aired on these two stations.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies.  Four Points owns and operates seven individual stations in four markets.  Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations.  We have evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because we do not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations.  Therefore, we do not consolidate Four Points’ financial results into our own.  Nexstar has a receivable for management fees from Four Points in the amount of $0.7 million as of June 30, 2010, which is recorded in accounts receivable.  We also have a liability owed to Four Points for retransmission revenue we collect on their behalf in the amount of $73 thousand as of June 30, 2010, which is recorded as an accrued expense.  Nexstar must indemnify Four Points for any claim or liability that arises out of Nexstar’s acts or omissions related to the agreement.   For this reason, the maximum exposure to loss as a result of our agreement with Four Points is not determinable.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans in accordance with authoritative guidance related to share-based payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation in the financial statements over the period that an employee provides service in exchange for the award. Under this guidance, the Company measures compensation cost related to stock options based on the grant-date fair value of the award using the Black-Scholes option-pricing model and recognizes it ratably, less estimated forfeitures, over the vesting term of the award.

The Company recognized stock-based compensation expense of $1.9 million, of which $1.6 million related to the stock option repricing discussed below, and $0.3 million for the three months ended June 30, 2010 and 2009, respectively and $2.2 million and $0.7 million for the six months then ended, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the accounting for share-based payments has had no impact on income tax expense reported in the financial statements.

On January 27, 2010, the Compensation Committee approved the repricing of certain stock options to set the new exercise price for the affected options equal to the closing price of the stock on that date (subject to shareholders’ approval).  On May 27, 2010 (“the modification date”), the shareholders of Nexstar approved the repricing of certain stock options by lowering the exercise price to equal the closing price of Nexstar’s stock on January 27, 2010 (which was $4.56 per share).  The repricing applied to any outstanding option with an original exercise price of $5.00 or more.  The total incremental cost of the repricing was calculated to be approximately $1.8 million, which represents the incremental fair value of the modified awards.  Of the $1.8 million total incremental cost, approximately $1.6 million has been recognized and included in selling, general & administration expense during the three months ended June 30, 2010.  The remaining unrecognized incremental cost will be recognized in addition to the cost (fair value) of the original awards, which will continue to vest and amortize just as they did before the modification.

The weighted-average assumptions used in the Black-Scholes calculations for the before and after modification valuations on May 27, 2010 were as follows:

	Before Modification	After Modification
Expected volatility	129.48%	126.86%
Risk-free interest rates	1.17%	1.30%
Expected term	2.66 years	2.97 years
Dividend yields	0%	0%
Fair value per share	$4.36	$5.29

At June 30, 2010, there was approximately $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 2.6 years. There were two thousand stock options exercised during the six months ended June 30, 2010 for a total intrinsic value and cash received of $10 thousand and $2 thousand, respectively.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three and six months ended June 30, 2010 and 2009, there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

The following table summarizes information about anti-dilutive potential common shares (not presented in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(weighted-average shares outstanding)		(weighted-average shares outstanding)
Stock options excluded as the exercise price of the options was greater than the average market price of the common stock	—	3,616,478	—	3,665,739
In-the-money stock options excluded as the Company had a net loss during the period	945,537	—	673,441	—

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity for financial reporting purposes. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for our fiscal year beginning January 1, 2010.  We adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of June 30, 2010 and December 31, 2009, there were no investments in marketable securities.

As of June 30, 2010 and December 31, 2009, the Company had $4.4 million and $7.4 million, respectively invested in money market investments. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of June 30, 2010 and December 31, 2009, the fair value of the money market investment was an asset of $4.4 million and $7.4 million, respectively.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.  The TBA terminated on May 1, 2010 and the Fox Affiliation agreement was assigned to Nexstar.

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

		June 30, 2010			December 31, 2009
	Estimated useful life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$344,662	$(233,359)	$111,303	$344,662	$(221,945)	$122,717
Other definite-lived intangible assets	1-15	13,455	(10,461)	2,994	13,455	(9,956)	3,499
Total intangible assets subject to amortization		$358,117	$(243,820)	$114,297	$358,117	$(231,901)	$126,216

Total amortization expense from definite-lived intangibles was $5.9 million for each of the three months ended June 30, 2010 and 2009 and $11.9 million and $11.8 million for the six months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of June 30, 2010 is approximately $23.7 million for 2010; $23.3 million for 2011; $23.0 million for 2012; $17.4 million for 2013; and $10.4 million for 2014.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $236.5 million at both June 30, 2010 and December 31, 2009. The Company expenses as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2010, the Company did not identify any events that would trigger an impairment assessment.

The changes in the carrying amount of goodwill for the six months and year ended June 30, 2010 and December 31, 2009, respectively are as follows:

	2010	2009
	(in thousands)
Goodwill	$155,275	$154,488
Accumulated impairment losses	(46,216)	(38,856)
Balance as of January 1	$109,059	$115,632

Acquisitions	—	431
Impairment	—	(7,360)
Reclassification of asset	—	356

Goodwill	$155,275	$155,275
Accumulated impairment losses	(46,216)	(46,216)
Balance as of June 30, 2010 and December 31, 2009	$109,059	$109,059

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of FCC licenses for the six months and year ended June 30, 2010 and December 31, 2009, respectively are as follows:

	2010	2009
	(in thousands)
FCC licenses	$177,689	$166,455
Accumulated impairment losses	(50,202)	(41,398)
Balance as of January 1	$127,487	$125,057

Acquisitions	—	11,234
Impairment	—	(8,804)

FCC licenses	$177,689	$177,689
Accumulated impairment losses	(50,202)	(50,202)
Balance as of June 30, 2010 and December 31, 2009	$127,487	$127,487

6.	Accrued Expenses

Accrued expenses consisted of the following:
	June 30,	December 31,
	2010	2009
	(in thousands)
Compensation and related taxes	$4,384	$2,716
Sales commissions	1,326	1,338
Employee benefits	801	897
Property taxes	575	362
Other accruals related to operating expenses	3,366	6,876
	$10,452	$12,189

7.	Debt

Long-term debt consisted of the following:
	June 30,	December 31,
	2010	2009
	(in thousands)
Term loans	$100,000	$321,689
Revolving credit facilities	—	77,000
8.875% senior secured second lien notes due 2017, net of discount of $7,996	317,004	—
7% senior subordinated notes due 2014, net of discount of $829 and $929	47,081	46,981
7% senior subordinated PIK notes due 2014, net of discount of $6,075 and $10,559	135,137	132,296
11.375% senior discount notes due 2013	49,981	49,981
Senior subordinated PIK notes due 2014	5,300	42,427
	654,503	670,374
Less: current portion	(1,000)	(7,085)
	$653,503	$663,289

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

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, also completed the issuance and sale of $325.0 million aggregate principal amount of 8.875% senior secured second lien notes due 2017.

On April 19, 2010, Nexstar Broadcasting and Mission used the net proceeds of the offering, which was approximately $316.8 million, and cash on hand to pay off $218.3 million of the outstanding term loans and $53.3 million of the outstanding revolving loans borrowed under the previous Nexstar and Mission Credit Agreements.  Further, Nexstar Broadcasting and Mission used the net proceeds and cash on hand, to repurchase $34.3 million of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014 and to pay related fees and expenses and for general corporate purposes.

In conjunction with the amendments to the credit agreements, approximately $2.5 million related to professional and legal fees were capitalized as debt finance cost and are being amortized over the term of the credit facility. These transactions resulted in a loss on debt extinguishment of approximately $6.0 million for the six months ended June 30, 2010, including approximately $2.5 million Nexstar Broadcasting and Mission paid to the creditors related to debt amendments.

The Nexstar Broadcasting Senior Secured Credit Facility

The Nexstar Broadcasting senior secured credit facility consists of a Term Loan B and a $65.0 million revolving loan. As of June 30, 2010 and December 31, 2009, Nexstar Broadcasting had $61.0 million and $156.3 million, respectively, outstanding under its Term Loan B and zero and $70.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in September 2016, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 94% due at maturity. The first installment will commence with the third quarter of 2010 as required under the terms of the credit facility. On April 19, 2010, Nexstar Broadcasting repaid $92.4 million of Term Loan B leaving $61.0 million outstanding under the new amended credit facility. During the six months ended June 30, 2010, repayments of Nexstar Broadcasting’s Term Loan B totaled $95.3 million, $2.9 million of which were scheduled maturities and a mandatory excess cash flow payment in the first quarter of 2010 as required under the terms of the previous credit facilities.

The revolving loan is not subject to incremental reduction and matures in December 2013. On April 19, 2010, Nexstar Broadcasting repaid $50.0 million of revolving loan leaving $12.0 million outstanding under the new amended credit facility. The remaining $12.0 million was repaid in the second quarter of 2010.  During the six months ended June 30, 2010, repayments of Nexstar Broadcasting’s revolving loan totaled $70.0 million, $8.0 million of which were paid in the first quarter of 2010, including a $1.0 mandatory excess cash flow payment as required under the terms of the previous revolving credit facility. There was no outstanding revolving loan balance at June 30, 2010.

The total weighted-average interest rate of the Nexstar Broadcasting senior secured credit facility was 5.0% and 5.02% at June 30, 2010 and December 31, 2009, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum for that particular quarter.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility consists of a Term Loan B and a $10.0 million revolving loan. As of June 30, 2010 and December 31, 2009, Mission had $39.0 million and $165.4 million, respectively, outstanding under its Term Loan B and zero and $7.0 million, respectively, outstanding under its revolving loan.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. The total weighted average interest rate of the Mission senior secured credit facility was 5.0% at June 30, 2010 and December 31, 2009. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum for that particular quarter.

On April 19, 2010, Mission repaid $125.9 million of Term Loan B leaving $39.0 million outstanding under the new amended credit facility. During the six months ended June 30, 2010, repayments of Mission’s Term Loan B totaled $126.4 million, $0.5 million of which were scheduled maturities in the first quarter of 2010 as required under the terms of the previous credit facilities.

The revolving loan is not subject to incremental reduction and matures in December 2013. On April 19, 2010, Mission repaid $3.3 million of revolving loan leaving $3.7 million outstanding under the new amended credit facility. The remaining $3.7 million was repaid in the second quarter of 2010.  During the six months ended June 30, 2010, repayments of Mission’s revolving loan totaled $7.0 million. There was no outstanding revolving loan balance at June 30, 2010.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $75.0 million of total unused revolving loan commitments under their respective credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2010.

Debt Covenants

The Nexstar senior secured credit facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 9.5 to 1.00 at June 30, 2010, (2) a minimum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time, (3) a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time.  The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2010, we are in compliance with all of our covenants.

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

8.875% Senior Secured Second Lien Notes

 On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017. The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Nexstar Broadcasting and Mission, as co-issuers, Nexstar, as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Nexstar Broadcasting’s and Mission’s obligations under the Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries.

The net proceeds to Nexstar Broadcasting and Mission from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase $34.3 million of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s old senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

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

Nexstar Broadcasting and Mission have the option to redeem all or a portion of the Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after April 15, 2014, Nexstar Broadcasting and Mission may redeem the Notes, in whole or in part, at the redemption prices set forth in the Indenture. At any time before April 15, 2013, Nexstar Broadcasting and Mission may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

In connection with the offering of the Notes, Nexstar Broadcasting and Mission have agreed, pursuant to a Registration Rights Agreement, dated April 19, 2010 (the “Registration Rights Agreement”), by and among Nexstar Broadcasting, Mission, Nexstar and Banc of America Securities LLC, UBS Securities LLC, Deutsche Bank Securities Inc. and RBC Capital Markets Corporation, to (i) cause to be filed with the SEC no later than 270 days after the date of issuance of the Notes, a registration statement under the Securities Act, relating to an offer to exchange the Notes for new notes (the “Exchange Notes”), evidencing the same continuing indebtedness as the Notes and with terms substantially identical to the Notes except that the Exchange Notes will not be subject to restrictions on transfer in the United States, (ii) use their reasonable best efforts to cause such registration statement to become effective no later than 365 days after the date of issuance of the Notes, (iii) in connection with the foregoing, (A) file all pre-effective amendments to such registration statement as may be necessary in order to cause such registration statement to become effective, (B) if applicable, file a post-effective amendment to such registration statement and (C) cause all necessary filings in connection with the registration and qualification of the Exchange Notes to be made under the state securities or blue sky laws of such jurisdictions as are necessary to permit consummation of the exchange offer, and (iv) upon the effectiveness of such registration statement, commence the exchange offer and issue Exchange Notes in exchange for all Notes tendered pursuant to the exchange offer. In certain circumstances, Nexstar Broadcasting and Mission will file and cause to become effective a shelf registration statement relating to resales of any Notes and use their reasonable best efforts to maintain the effectiveness of the shelf registration statement for at least one year or such lesser period after which all of the notes registered therein have been sold. If Nexstar Broadcasting and Mission fail to satisfy these obligations as set forth in the Registration Rights Agreement, they will be required to pay additional interest to the holders of the Notes. The rate of the additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a Registration Default (as defined in the Registration Rights Agreement), and such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. Nexstar Broadcasting and Mission will pay such additional interest on regular interest payment dates until the cure of all the Registration Defaults relating to the Notes at which time the interest rate on the Notes will revert to the original interest rate on the Notes. Such additional interest will be in addition to any other interest payable from time to time with respect to Notes.

Nexstar incurred approximately $1.1 million in professional fees related to the transaction, which were capitalized as debt finance cost and being amortized over the term of the Notes.

Senior Subordinated PIK Notes

On March 31, 2010, Nexstar Broadcasting purchased approximately $1.0 million of aggregate principal amount of the Senior Subordinated PIK Notes due 2014 at 90%.  On April 30, 2010, Nexstar Broadcasting completed the cash tender offer to repurchase $34,337,174 of aggregate principal amount of the Senior Subordinated PIK Notes at 104.5%. On May 25, 2010, Nexstar Broadcasting repurchased approximately $2.0 million of aggregate principal amount of the Senior Subordinated PIK Notes due 2014 at 106.5%. These transactions resulted in a loss of approximately $2.0 million.

7% Senior Subordinated PIK Notes

On June 30, 2010, Nexstar Broadcasting purchased approximately $2.0 million of aggregate principal amount of the 7% Senior Subordinated PIK notes due 2014 at 90.25%. The transaction resulted in a gain of approximately $181 thousand.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$100,000	$98,434	$321,689	$301,254
Revolving credit facilities(1)	$—	$—	$77,000	$72,865
8.875% senior secured second lien notes (2)	$317,004	$318.589	$—	$—
7% senior subordinated notes(2)	$47,081	$37,670	$46,981	$36,645
7% senior subordinated PIK notes(2)	$135,137	$121,960	$132,296	$103,191
11.375% senior discount notes(2)	$49,981	$48,856	$49,981	$41,734
Senior subordinated PIK notes(2)	$5,300	$5,592	$42,427	$28,214

(1)	The fair value of bank credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

8.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz.  The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of June 30, 2010, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.3 million was included in deferred representation fee incentive in the accompanying condensed balance sheet.  The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended June 30, 2010 and 2009 and $0.4 million for each of the six months then ended.

9.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Deferred rent	$7,859	$7,679
Software agreement obligation	3,748	3,931
Other	1,770	2,200
	$13,377	$13,810

10.	Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of June 30, 2010, a total of 654,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. As of March 31, 2010, the transaction was complete. For the three months ended June 30, 2010 and 2009, the Company recognized gains of zero and $2.4 million, respectively, and $30 thousand and $4.1 million, respectively for the six months then ended from the exchange of this equipment.

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

As of January 1, 2010, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of June 30, 2010. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of June 30, 2010, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	FCC Regulatory Matters—(Continued)

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”.  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI).  The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace.  Numerous parties have filed comments and reply comments in response to the NOI.  We anticipate the FCC will issue a Notice of Proposed Rulemaking seeking comment on specific proposed rule changes in late 2010.

14.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement and 8.875% senior secured second lien notes due 2017. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. At June 30, 2010, Mission had $39.0 million outstanding under its senior secured credit facility and $132.0 million outstanding 8.875% senior secured second lien notes.

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

(d) 8.875% Senior Secured Second Lien Notes due 2017 (“8.875% Senior Secured Second Lien Notes”). The 8.875% Senior Secured Second Lien Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and Mission. The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting.  As the obligations under the Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the Notes and related accrued interest in their separate financial statements.  Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities.

Neither Mission nor Nexstar Broadcasting has any subsidiaries.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet
June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,049	$724	$—	$—	$7,773
Due from Mission	—	11,581	—	—	(11,581)	—
Other current assets	—	65,899	3,365	—	—	69,264
Total current assets	—	84,529	4,089	—	(11,581)	77,037
Amounts due from subsidiary eliminated upon consolidation	5,697	—	—	—	(5,697)	—
Amounts due from parents eliminated upon consolidation	—	4,814	—	—	(4,814)	—
Property and equipment, net	—	114,912	27,170	—	—	142,082
Goodwill	—	90,329	18,730	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	91,354	22,943	—	—	114,297
Other noncurrent assets	—	11,533	2,322	675	—	14,530
Total assets	$5,697	$504,260	$95,952	$675	$(22,092)	$584,492
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	—	610	390	—	—	1,000
Due to Nexstar Broadcasting	—	—	11,581	—	(11,581)	—
Other current liabilities	—	38,145	9,119	1,421	(5,689)	42,996
Total current liabilities	—	38,755	21,090	1,421	(17,270)	43,996

Debt		564,912	355,614	49,981	(317,004)	653,503
Investments in subsidiaries eliminated upon consolidation	218,613	—	—	157,373	(375,986)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	10,511	(10,511)	—
Other noncurrent liabilities	(3)	57,966	16,201	2	—	74,166
Total liabilities	218,610	661,633	392,905	219,288	(720,771)	771,665
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(213,197)	(157,373)	(296,953)	(218,613)	698,679	(187,457)
Total stockholders’ equity (deficit)	(212,913)	(157,373)	(296,953)	(218,613)	698,679	(187,173)
Total liabilities and stockholders’ equity (deficit)	$5,697	$504,260	$95,952	$675	$(22,092)	$584,492

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET
December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,849	$903	$—	$—	$12,752
Due from Mission	—	13,370	—	—	(13,370)	—
Other current assets	—	75,466	4,668	—	—	80,134
Total current assets	—	100,685	5,571	—	(13,370)	92,886
Amounts due from subsidiary eliminated upon consolidation	3,513	—	—	—	(3,513)	—
Amounts due from parents eliminated upon consolidation	—	4,146	—	—	(4,146)	—
Property and equipment, net	—	115,671	28,610	—	—	144,281
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	100,699	25,517	—	—	126,216
Other noncurrent assets	—	15,197	3,906	794	—	19,897
Total assets	$3,513	$533,517	$103,031	$794	$(21,029)	$619,826
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$—	$5,358	$1,727	$—	$—	$7,085
Due to Nexstar Broadcasting	—	—	13,370	—	(13,370)	—
Other current liabilities	—	42,331	5,174	1,421	—	48,926
Total current liabilities	—	47,689	20,271	1,421	(13,370)	56,011
Debt	—	442,675	170,633	49,981	—	663,289
Investments in subsidiaries eliminated upon consolidation	75,125	—	—	16,856	(91,981)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	7,659	(7,659)	—
Other noncurrent liabilities	(3)	60,009	16,781	2	—	76,789
Total liabilities	75,122	550,373	207,685	75,919	(113,010)	796,089
Stockholders’ equity (deficit):
Common stock	284	—	—	—	—	284
Other stockholders’ equity (deficit)	(71,893)	(16,856)	(104,654)	(75,125)	91,981	(176,547)
Total stockholders’ equity (deficit)	(71,609)	(16,856)	(104,654)	(75,125)	91,981	(176,263)
Total liabilities and stockholders’ equity (deficit)	$3,513	$533,517	$103,031	$794	$(21,029)	$619,826

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$72,178	$2,364	$—	$—	$74,542
Revenue between consolidated entities	—	1,790	7,005	—	(8,795)	—
Net revenue	—	73,968	9,369	—	(8,795)	74,542
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	18,098	1,482	—	—	19,580
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of $1,600 one-time non-cash stock-based compensation expense from May 2010 stock option repricing)	(175)	24,401	528	—	—	24,754
Local service agreement fees between consolidated entities	—	7,005	1,790	—	(8,795)	—
Amortization of broadcast rights	—	4,127	869	—	—	4,996
Amortization of intangible assets	—	4,700	1,287	—	—	5,987
Depreciation	—	4,524	733	—	—	5,257
(Gain) loss on asset exchange	—	—	—	—	—	—
(Gain) loss on property and asset disposal, net	—	14	(3)	—	—	11
Total operating expenses	(175)	62,869	6,686	—	(8,795)	60,585
Income from operations	175	11,099	2,683	—	—	13,957
Interest expense, including amortization of debt financing costs	—	(9,044)	(3,349)	(1,491)	—	(13,884)
Loss on extinguishment of debt	—	(5,472)	(2,431)	—	—	(7,903)
Equity in loss of subsidiaries	(6,197)	—	—	(4,706)	10,903	—
Other income, net	—	3	—	—	—	3
Loss before income taxes	(6,022)	(3,414)	(3,097)	(6,197)	10,903	(7,827)
Income tax expense	—	(1,292)	(303)	—	—	(1,595)
Net loss	$(6,022)	$(4,706)	$(3,400)	$(6,197)	$10,903	$(9,422)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$60,087	$2,065	$—	$—	$62,152
Revenue between consolidated entities	—	1,800	6,140	—	(7,940)	—
Net revenue	—	61,887	8,205	—	(7,940)	62,152
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,571	1,515	—	—	19,086
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	20,584	597	—	—	21,181
Local service agreement fees between consolidated entities	—	6,140	1,800	—	(7,940)	—
Restructure charge	—	314	—	—	—	314
Non-cash contract termination fees	—	191	—	—	—	191
Amortization of broadcast rights	—	4,625	1,040	—	—	5,665
Amortization of intangible assets	—	4,657	1,287	—	—	5,944
Depreciation	—	4,355	1,039	—	—	5,394
Gain on asset exchange	—	(2,189)	(249)	—	—	(2,438)
Gain on property and asset disposal, net	—	(2,228)	(1)	—	—	(2,229)
Total operating expenses	—	54,020	7,028	—	(7,940)	53,108
Income from operations	—	7,867	1,177	—	—	9,044
Interest expense, including amortization of debt financing costs	—	(6,115)	(1,310)	(1,480)	—	(8,905)
Equity in loss of subsidiaries	(801)	—	—	679	122	—
Other income, net	—	8	2	—	—	10
Income (loss) before income taxes	(801)	1,760	(131)	(801)	122	149
Income tax expense	—	(1,081)	(310)	—	—	(1,391)
Net income (loss)	$(801)	$679	$(441)	$(801)	$122	$(1,242)

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Six Months Ended June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$138,575	$4,593	$—	$—	$143,168
Revenue between consolidated entities	—	3,592	13,745	—	(17,337)	—
Net revenue	—	142,167	18,338	—	(17,337)	143,168
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	35,635	2,928	—	—	38,563
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of $1,600 one-time non-cash stock-based compensation expense from May 2010 stock option repricing)	—	46,874	1,130	—	—	48,004
Local service agreement fees between consolidated entities	—	13,747	3,590	—	(17,337)	—
Amortization of broadcast rights	—	8,465	1,842	—	—	10,307
Amortization of intangible assets	—	9,345	2,574	—	—	11,919
Depreciation	—	9,174	1,463	—	—	10,637
Gain on asset exchange	—	(41)	11	—	—	(30)
(Gain) loss on property and asset disposal, net	—	(32)	18	—	—	(14)
Total operating expenses	—	123,167	13,556	—	(17,337)	119,386
Income from operations	—	19,000	4,782	—	—	23,782
Interest expense, including amortization of debt financing costs	—	(17,192)	(5,684)	(2,972)	—	(25,848)
Loss on extinguishment of debt	—	(5,378)	(2,431)	—	—	(7,809)
Equity income (loss) of subsidiaries	(9,146)	—	—	(6,174)	15,320	—
Other income, net	—	4	—	—	—	4
Income (loss) before income taxes	(9,146)	(3,566)	(3,333)	(9,146)	15,320	(9,871)
Income tax expense	—	(2,608)	(615)	—	—	(3,223)
Net income (loss)	$(9,146)	$(6,174)	$(3,948)	$(9,146)	$15,320	$13,094

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Six Months Ended June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$113,446	$4,174	$—	$—	$117,620
Revenue between consolidated entities	—	3,825	12,228	—	(16,053)	—
Net revenue	—	117,271	16,402	—	(16,053)	117,620
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	35,000	3,141	—	—	38,141
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	43,310	1,342	—	—	44,652
Local service agreement fees between consolidated entities	—	12,228	3,825	—	(16,053)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fees	—	191	—	—	—	191
Amortization of broadcast rights	—	8,523	2,202	—	—	10,725
Amortization of intangible assets	—	9,262	2,574	—	—	11,836
Depreciation	—	8,697	1,893	—	—	10,590
Gain on asset exchange	—	(3,601)	(497)	—	—	(4,098)
(Gain) loss on property and asset disposal, net	—	(2,822)	2	—	—	(2,820)
Total operating expenses	—	111,458	14,482	—	(16,053)	109,887
Income from operations	—	5,813	1,920	—	—	7,733
Interest expense, including amortization of debt financing costs	—	(12,858)	(2,716)	(3,191)	—	(18,765)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity income (loss) of subsidiaries	6,224	—	—	(8,587)	2,363	—
Other income, net	—	42	3	—	—	45
Income (loss) before income taxes	6,224	(6,438)	(793)	6,224	2,363	7,580
Income tax expense	—	(2,149)	(621)	—	—	(2,770)
Net income (loss)	$6,224	$(8,587)	$(1,414)	$6,224	$2,363	$4,810

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Six Months Ended June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$21,213	$3,197	$—	$—	$24,410

Cash flows from investing activities:
Additions to property and equipment, net	—	(8,662)	(60)	—	—	(8,722)
Other investing activities	—	459	—	—	—	459
Net cash used for investing activities	—	(8,203)	(60)	—	—	(8,263)

Cash flows from financing activities:
Proceeds from debt issuance (See Note 7)	—	184,933	131,906	—	—	316,839
Repayment of long-term debt	—	(198,357)	(133,361)	—	—	(331,718)
Other investment activities	—	(4,386)	(1,861)	—	—	(6,247)

Net cash used for financing activities	—	(17,810)	(3,316)	—	—	(21,126)

Net decrease in cash and cash equivalents	—	(4,800)	(179)	—	—	(4,979)
Cash and cash equivalents at beginning of period	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of period	$—	$7,049	$724	$—	$—	$7,773

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Six Months Ended June 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used for) operating activities	$—	$1,633	$1,281	$9,561	$(10,579)	$1,896

Cash flows from investing activities:
Additions to property and equipment, net	—	(8,360)	(1,041)	—	—	(9,401)
Acquisition of broadcast properties and related transaction costs	—	(20,751)	—	—	—	(20,751)
Other investing activities	—	2,088	—	—	—	2,088
Net cash used for investing activities	—	(27,023)	(1,041)	—	—	(28,064)

Cash flows from financing activities:
Repayment of long-term debt	—	(143,600)	(863)	(9,561)	—	(154,024)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—
Issuance of senior subordinated PIK notes in debt exchange	—	142,321	—	—	—	142,321
					—
Net cash provided by (used for) financing activities	—	24,465	(863)	(9,561)	10,579	24,620

Net decrease in cash and cash equivalents	—	(925)	(623)	—	—	(1,548)
Cash and cash equivalents at beginning of period	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of period	$—	$13,483	$803	$—	$—	$14,286

16.	Subsequent Events

On July 2, 2010, Nexstar Broadcasting purchased approximately $2.0 million and $1.0 million of aggregate principal amount of 7% senior subordinated PIK notes due 2014 at 90% and 89.8%, respectively. On July 12, 2010, Nexstar Broadcasting purchased approximately $1.7 million of aggregate principal amount of 7% senior subordinated PIK notes due 2014 at 88.8%.

On July 6, 2012, Nexstar Broadcasting repurchased approximately $852 thousand of aggregate principal amount of 7% senior subordinated notes due 2014 at 93%.

In connection with these purchases, we anticipate recognizing gains on debt extinguishment.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Executive Summary

Second Quarter 2010 Highlights

•	Net revenue increased 19.9% during the second quarter of 2010 compared to the same period in 2009, primarily from increases in local, national, political, eMedia and retransmission compensation.

Issuance of Senior Secured Second Lien Notes Due 2017

In April 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of 8.875% senior secured second lien notes due 2017 (the “Notes”).  Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase the approximately 82% of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

Amendments to Credit Agreements

In April 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement among Nexstar Broadcasting, Nexstar, and lenders became effective.  Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million. In April 2010, the Second Amendment to Mission Broadcasting’s Third Amended and Restated Credit Agreement, became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the term loan B was reduced to $39.0 million.

Repayments of our bank credit facilities totaled $287.3 million during the second quarter of 2010.

Outstanding Notes Repurchase

On April 30, 2010, Nexstar Broadcasting completed the cash tender offer to retire its $34,337,174 (representing 82.47% of the outstanding aggregate principal amount) of aggregate principal amount of the Senior Subordinated PIK Notes due 2014 at 104.5%.  In connection with this tender offer, a second supplemental indenture was executed whereby substantially all restrictive covenants and certain event of default provisions were eliminated. On May 25, 2010, Nexstar Broadcasting repurchased approximately additional $2.0 million of aggregate principal amount of the Senior Subordinated PIK Notes due 2014 at 106.5%.  These transactions resulted in a loss of approximately $2.0 million.

On June 30, 2010, Nexstar Broadcasting purchased approximately $2.0 million of aggregate principal amount of the 7% Senior Subordinated PIK notes due 2014 at 90.25%.  This transaction resulted in a gain of approximately $181 thousand.

Stock Option Repricing

On January 27, 2010, the Compensation Committee approved the repricing to set the new exercise price for the affected options equal to the closing price of the stock on that date (subject to shareholders’ approval).  On May 27, 2010 (“the modification date”), the shareholders of Nexstar approved the repricing of certain stock options by lowering the exercise price to equal the closing price of Nexstar’s stock on January 27, 2010 (which was $4.56 per share).  The repricing applied to any outstanding option with an original exercise price of $5.00 or more.  The total incremental cost of the repricing was calculated to be approximately $1.8 million, which represents the incremental fair value of awards.  Of the $1.8 million total incremental cost, approximately $1.6 million has been recognized and included in selling, general & administration expense as of June 30, 2010.  The remaining unrecognized incremental cost will be recognized in addition to the cost (fair value) of the original awards, which will continue to vest and amortize just as they did before the modification.

Overview of Operations

We owned and operated 34 television stations as of June 30, 2010. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations, including 16 television stations owned and operated by Mission as of June 30, 2010. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of June 30, 2010 with Mission:

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

We do not own Mission or Mission’s television stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder.  In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

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

Industry Trends

Our net revenue increased 21.7% to $143.2 million for the six months ended June 30, 2010, compared to $117.6 million for the six months ended June 30, 2009 partially due to increases in local and national advertising due to an overall upswing in the economy from the same period in of 2009.

Political advertising revenue was $10.0 million for the six months ended June 30, 2010, an increase of $8.7 million or 690.9% from the $1.3 million for the six months ended June 30, 2009. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2010 is an election year, we expect significantly more political advertising revenue to be reported in 2010 in relation to the amount of political advertising reported in 2009.

Automotive-related advertising, our largest advertising category, represented approximately 19% and 15% of our core local and national advertising revenue for the six months ended June 30, 2010 and 2009, respectively. Our automotive-related advertising increased approximately 35% for the six months ended June 30, 2010 as compared to the same period in 2009. Automotive-related advertising on a quarter-to-quarter comparison to the prior year was higher this quarter compared to the same quarter last year.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$43,337	55.3	$40,207	62.8	$85,055	56.7	$76,096	62.8
National	16,149	20.6	12,178	19.0	30,895	20.6	24,287	20.0
Political	6,807	8.7	826	1.3	9,958	6.6	1,259	1.0
Retransmission compensation	7,261	9.3	6,371	10.0	14,630	9.8	11,640	9.6
eMedia revenue	3,333	4.2	2,965	4.6	6,299	4.2	5,321	4.4
Network compensation	505	0.6	530	0.8	1,028	0.7	1,091	0.9
Other	1,038	1.3	929	1.5	2,077	1.4	1,437	1.2

Total gross revenue	78,430	100.0	64,006	100.0	149,942	100.0	121,131	100.0
Less: Agency commissions	8,467	10.8	6,496	10.1	15,935	10.6	12,496	10.3
Net broadcast revenue	69,963	89.2	57,510	89.9	134,007	89.4	108,635	89.7
Trade and barter revenue	4,579		4,642		9,161		8,985
Net revenue	$74,542		$62,152		$143,168		$117,620

Results of Operations

The following table sets forth a summary of the Company’s operations for the periods indicated and their percentages of net revenue:
	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$74,542	100.0	$62,152	100.0	$143,168	100.0	$117,620	100.0
Operating expenses:
Corporate expenses	5,584	7.5	3,701	6.0	10,336	7.2	10,468	8.9
Station direct operating expenses, net of trade	17,577	23.6	17,682	28.4	34,930	24.4	35,490	30.2
Selling, general and administrative expenses	19,171	25.7	17,480	28.1	37,668	26.3	34,184	29.1
Restructure charge	—	—	314	0.5	—	—	670	0.6
Non-cash contract termination fees	—	—	191	0.3	—	—	191	0.2
Gain on asset exchange	—	—	(2,438)	(3.9)	(30)	—	(4,098)	(3.5)
(Gain) loss on asset disposal, net	11	—	(2,229)	(3.6)	(14)	—	(2,820)	(2.4)
Trade and barter expense	4,660	6.3	4,288	6.9	9,239	6.5	8,500	7.2
Depreciation and amortization	11,244	15.1	11,338	18.2	22,556	15.8	22,426	19.1
Amortization of broadcast rights, excluding barter	2,338	3.1	2,781	4.5	4,701	3.3	4,876	4.1

Income from operations	$13,957		$9,044		$23,782		$7,733

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Gross local advertising revenue was $43.3 million for the three months ended June 30, 2010, compared to $40.2 million for the same period in 2009, an increase of $3.1 million, or 7.8%.  Of this increase, approximately $0.7 million is due to the addition of WCWJ in May 2009.  Gross national advertising revenue was $16.1 million for the three months ended June 30, 2010, compared to $12.2 million for the same period in 2009, an increase of $3.9 million, or 32.6%. Of this increase, approximately $0.4 million is due to the addition of WCWJ in May 2009.  Advertising revenue from automotive, satellite/cable and lottery/gambling business categories increased by approximately $3.0 million, $1.8 million and $0.4 million during the second quarter of 2010 compared to the prior year, respectively.

Gross political advertising revenue was $6.8 million for the three months ended June 30, 2010, compared to $0.8 million for the same period in 2009, an increase of $6.0 million, or 724.1%. The increase in gross political revenue was mainly attributed to state and federal elections held during the three months ended June 30, 2010.

Retransmission compensation was $7.3 million for the three months ended June 30, 2010, compared to $6.4 million for the same period in 2009, an increase of $0.9 million, or 14.1%. The increase in retransmission compensation was primarily the result of new contracts being added during the second half of 2009 and the beginning of 2010 combined with certain increases in billing and subscription rates.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $3.3 million for the three months ended June 30, 2010, compared to $3.0 million for the same period in 2009, an increase of $0.3 million or 12.4%. The increase in eMedia revenue is attributable to increased penetration of our markets by the eMedia sales effort and the overall upswing in the economy during the three months ended June 30, 2010 compared to the same period in 2009.

Net revenue for the three months ended June 30, 2010 increased 19.9% to $74.5 million compared to $62.2 million for the three months ended June 30, 2009.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $5.6 million for the three months ended June 30, 2010, compared to $3.7 million for the three months ended June 30, 2009, an increase of $1.9 million, or 50.9%. The increase during the three months ended June 30, 2010 was primarily attributed to the approximately $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010. See Note 2 to the condensed financial statements for more details related to the stock option repricing.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $36.7 million for the three months ended June 30, 2010, compared to $35.2 million for the same period in 2009, an increase of $1.5 million, or 4.5%. The increase was primarily attributed to an increase of $0.9 million in national and local sales commission due to an increase in local, national and political revenue as well as an incremental $0.3 million in fees paid to Sinclair for our outsourcing arrangement in Peoria and Rochester, as revenues and BCF for those stations increased year-over-year, and the addition of WCWJ in May 2009 resulting in an increase of $0.1 million.

Amortization of broadcast rights, excluding barter, was $2.3 million for the three months ended June 30, 2010, compared to $2.8 million for the same period in 2009, a decrease of $0.4 million, or 15.9%.  The decrease is primarily due to the adjustment to the net realizable value of programming recorded at WCWJ in the third quarter of 2009.

Amortization of intangible assets was approximately $6.0 million for each of the three months ended June 30, 2010 and 2009.

While there are no known circumstances or events as of June 30, 2010 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.3 million for the three months ended June 30, 2010, compared to $5.4 million for the same period in 2009.

The gain from the exchange of equipment under an arrangement with Sprint Nextel Corporation decreased $2.4 million for the three months ended June 30, 2010 compared to the same period in 2009.  The decrease is a result of the completion of the project as of March 31, 2010.

Income from Operations

Income from operations was $13.9 million for the three months ended June 30, 2010, compared to $9.0 million for the same period in 2009, an increase of $4.9 million, or 54.3%. The increase was primarily the result of the overall increase in net revenue of $12.4 million, partially offset by the decrease in gains on asset exchange of $2.4 million, asset disposal of $2.2 million, the stock option repricing of $1.6 million and an increase in sales commission of $0.9 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $13.9 million for the three months ended June 30, 2010, compared to $8.9 million for the same period in 2009, an increase of $5.0 million, or 55.7%. The increase in interest expense was primarily attributed to the addition of $325.0 million 8.875% senior secured second lien notes due 2017.

Loss on Extinguishment of Debt

For the three months ended June 30, 2010, the Company purchased approximately $36.3 million of its outstanding Senior Subordinated PIK Notes, $2.0 million of its 7% Senior Subordinate PIK Notes and retired $287.3 million of its Senior Secured Credit Facility for a net loss of $7.9 million.

Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2010, compared to $1.4 million for the same period in 2009, an increase of $0.2 million, or 14.7%. The increase was primarily due to the deferred taxes associated with the indefinite-lived intangible assets of WCWJ, which was acquired on May 1, 2009.  Our provision for income taxes is primarily created by changes in the position during the year arising from the amortizing of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes.  No tax benefit was recorded with respect to the loss in 2010 as the utilization of such loss is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Revenue

Gross local advertising revenue was $85.1 million for the six months ended June 30, 2010 an increase of $9.0 million or 11.8% when compared to $76.1 million for the six months ended June 30, 2009.   Gross national advertising revenue was $30.9 million for the six months ended June 30, 2010, compared to $24.3 million for the same period in 2009, an increase of $6.6 million, or 27.2%. Advertising revenue from automotive, satellite and cable TV, legal, health, lottery/gambling, education and casual dining business categories increased by approximately $6.4 million, $1.5 million, $1.7 million, $0.7 million, $0.7 million, $0.6 million, $0.5 million. The remaining $3.5 million net increase of advertising revenue was attributed to other business categories during the six months ended June 30, 2010 compared to the prior year.

 Gross political advertising revenue was $10.0 million for the six months ended June 30, 2010, compared to $1.3 million for the same period in 2009, an increase of $8.7 million, or 690.9%. The increase in gross political revenue was mainly attributed to federal and statewide primary elections and to statewide and/or local races that occurred during the six months ended June 30, 2010 as compared to nominal political advertising during the six months ended June 30, 2009.

Retransmission compensation was $14.6 million for the six months ended June 30, 2010, compared to $11.6 million for the same period in 2009, an increase of $3.0 million, or 25.7%. The increase in retransmission compensation was primarily the result of new contracts being added the second half of 2009 and the beginning of 2010 combined with certain increases in billing and subscription rates and the addition of WCWJ in May 2009.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $6.3 million for the six months ended June 30, 2010, compared to $5.3 million for the six months ended June 30, 2009. The increase in eMedia revenue was a result of an overall upswing in the economy.

Net revenue for the six months ended June 30, 2010 increased 21.7% to $143.2 million compared to $117.6 million for the six months ended June 30, 2009.

  Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations were $10.3 million for the six months ended June 30, 2010, compared to $10.5 million for the six months ended June 30, 2009.  The decrease during the six months ended June 30, 2010 was primarily attributed to $3.1 million in fees associated with the 7% senior subordinated PIK notes exchange offer in March 2009, partially offset by an increase of approximately $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010 (see Note 2 to the condensed financial statements for more details related to the stock option repricing) and $1.4 million in bonus accruals.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $72.6 million for the six months ended June 30, 2010, compared to $69.7 million for the same period in 2009, an increase of $2.9 million, or 4.2%. This increase is primarily attributed to an increase of $1.9 million in national and local sales commissions related to increased revenues, as well as increases of $0.8 million in outsourcing fees and $0.3 million in reimbursable programming fees to our outsourcing partner, the addition of WCWJ in May 2009 of approximately $0.6 million, partially offset by a reduction in utility costs from the elimination of the analog transmission and the elimination of the news program at WYOU in April 2009.

Amortization of intangible assets was approximately $11.9 million and $11.8 million for the six months ended June 30, 2010 and 2009, respectively.

While there are no known circumstances or events as of June 30, 2010 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $10.6 million for each of the six months ended June 30, 2010, and 2009.

For the six months ended June 30, 2010, and June, 30 2009 respectively, we recognized a gain of $30 thousand and $4.1 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation.  This project was completed as of March 31, 2010.

Income from Operations

Income from operations was $23.8 million for the six months ended June 30, 2010, compared to income from operations of $7.7 million for the same period in 2009, an increase of $16.0 million, or 207.5%. The increase was primarily the result of an increase in net revenue of $25.5 million offset by the increase in selling, general and administrative expenses.

Interest Expense

Interest expense, including amortization of debt financing costs, was $25.8 million for the six months ended June 30, 2010, compared to $18.8 million for the same period in 2009, an increase of $7.0 million, or 37.6%. The increase in interest expense was primarily attributed to the addition of $325.0 million in 8.875% senior secured second line notes due 2017 and higher average interest rates.

Loss on Extinguishment of Debt

For the six months ended June 30, 2010, the Company purchased approximately $37.3 million of its outstanding Senior Subordinated PIK Notes, $2.0 million of its 7% Senior Subordinated PIK Notes and retired $287.3 million of its Senior Secured Credit Facility for a net loss of $7.8 million.

Income Taxes

Income tax expense was $3.2 million for the six months ended June 30, 2010, compared to $2.8 million for the same period in 2009, an increase of $0.5 million, or 16.4%. The increase was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets.  The impairment charges recorded in September 30, 2009 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$24,410	$1,896
Net cash used for investing activities	(8,263)	(28,064)
Net cash (used in) provided by financing activities	(21,126)	24,620
Net decrease in cash and cash equivalents	$(4,979)	$(1,548)
Cash paid for interest	$14,395	$17,750
Cash paid for (received from) income taxes, net	$416	$523

	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$7,773	$12,752
Long-term debt including current portion	$654,503	$670,374
Unused commitments under senior credit facilities (1)	$75,000	$20,500

(1)	Based on covenant calculations, as of June 30, 2010, all of the $75 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by approximately $22.5 million during the six months ended June 30, 2010 compared to the same period in 2009. The increase was primarily due to an increase in net revenue of $25.5 million combined with cash collected on accounts receivable offset by cash paid on accounts payable and accrued expenses including interest payable.

Cash paid for interest decreased by approximately $3.7 million during the six months ended June 30, 2010 compared to the same period in 2009. The decrease was due primarily to an increase in accrued interest payable due to the issuance of the 8.875% senior secured second lien notes due 2017 offset by cash interest payments on the 7% senior subordinated notes and 11.375% senior discount notes.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $19.8 million during the six months ended June 30, 2010 compared to the same period in 2009. The decrease was primarily due to $20.8 million less spending on the acquisitions of new stations combined with $0.7 million less spending in capital expenditures, offset by approximately $1.6 million less insurance proceeds received on casualty loss.

Acquisition-related payments for the six months ended June 30, 2009 consisted of the acquisition of KARZ for $3.6 million and the acquisition of WCWJ for $18.0 million.  There were no acquisition-related payments for this period in 2010.

Capital expenditures were $8.7 million for the six months ended June 30, 2010, compared to $9.4 million for the six months ended June 30, 2009. The decrease was primarily attributable to timing of payments related to capital expenditures.

Cash Flows – Financing Activities

The comparative net cash from financing activities decreased by $45.7 million during the six months ended June 30, 2010 compared to the same period in 2009, due primarily to $320.0 million more repayments on long-term debts and $54.0 million less draws from revolver facility, offset by approximately $316.8 million net proceeds from issuance of 8.875% senior secured second lien notes and approximately $11.4 million less consideration paid for all financing related transactions during these periods.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2010, Nexstar and Mission had total combined debt of $654.5 million, which represented 140.2% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2010:

	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
		(in thousands)
Nexstar senior secured credit facility	$61,000	$305	$1,220	$1,220	$58,255
Mission senior secured credit facility	39,000	195	780	780	37,245
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
Senior subordinated PIK Notes due 2014	5,300	—	—	5,300	—
7% senior subordinated notes due 2014	47,910	—	—	47,910	—
7% senior subordinated PIK notes due 2014	141,595	—	—	141,595	—
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
	$669,786	$500	$2,000	$246,786	$420,500

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

The net proceeds to Nexstar Broadcasting and Mission from the sale of the Notes were approximately $316.8 million. Nexstar Broadcasting and Mission used the net proceeds of the offering and cash on hand, to repurchase $34.3 million of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

We make semiannual interest payments on our 7% senior subordinated notes due 2014 on January 15 and July 15 of each year. We make semiannual interest payments on our 11.375% senior discount notes due 2013 on April 1 and October 1 of each year. Our senior subordinated PIK notes due 2014 began paying cash interest in July 2010 and our 7% senior subordinated PIK notes due 2014 will begin paying cash interest in 2011.  Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total leverage ratios, (b) a minimum consolidated first lien indebtedness ratio, and (c) a maximum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.  We believe we will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from June 30, 2010.

No Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 42 through 46 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of June 30, 2010 there has been no material change to this information.

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

The Term Loan Borrowings at June 30, 2010 under the senior credit facilities bear interest at a weighted average interest rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2010 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
		(in thousands)
Senior credit facilities	$1,000	$500	$(500)	$(1,000)

Our 7% senior subordinated notes, our 8.875% senior secured second lien notes, our two senior subordinated PIK notes due 2014, and our 11.375% Notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of June 30, 2010, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

Dated: August 6, 2010