Form 10-Q
period 2010-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2010-11-05
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 1, 2010 the registrant had outstanding:

15,030,839 shares of Class A Common Stock
and 13,411,588 shares of Class B Common Stock

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,763	$12,752
Accounts receivable, net of allowance for doubtful accounts of $881 and $844, respectively	59,400	62,860
Current portion of broadcast rights	21,073	15,414
Prepaid expenses and other current assets	2,127	1,845
Deferred tax asset	15	15

Total current assets	100,378	92,886

Property and equipment, net	139,553	144,281
Broadcast rights	14,603	10,701
Goodwill	109,059	109,059
FCC licenses	127,487	127,487
Other intangible assets, net	108,365	126,216
Other noncurrent assets	7,553	8,605
Deferred tax asset	580	591

Total assets	$607,578	$619,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,000	$7,085
Current portion of broadcast rights payable	21,953	16,447
Accounts payable	7,606	6,812
Accrued expenses	14,343	12,189
Taxes payable	303	363
Interest payable	16,927	4,625
Deferred revenue	6,024	7,424
Other liabilities	1,066	1,066

Total current liabilities	69,222	56,011

Debt	644,959	663,289
Broadcast rights payable	16,244	12,469
Deferred tax liabilities	42,766	38,433
Deferred revenue	1,544	1,999
Deferred gain on sale of assets	4,167	4,495
Deferred representation fee incentive	5,117	5,583
Other liabilities	13,414	13,810

Total liabilities	797,433	796,089

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; none issued and outstanding at each of September 30, 2010 and December 31, 2009	—	—
Common Stock:
Class A Common - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,020,839 at September 30, 2010 and 15,018,839 at December 31, 2009	150	150
Class B Common - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at each of September 30, 2010 and December 31, 2009	134	134
Class C Common - $0.01 par value, authorized 5,000,000 shares; none issued and outstanding at each of September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	402,590	400,093
Accumulated deficit	(592,729)	(576,640)
Total stockholders’ deficit	(189,855)	(176,263)

Total liabilities and stockholders’ deficit	$607,578	$619,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue	$73,126	$60,399	$216,294	$178,019

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	19,669	18,726	58,232	56,867
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of $1,600 one-time non-cash stock-based compensation expense from May 2010 stock option repricing)	23,986	21,628	71,990	66,280
Restructure charge	—	—	—	670
Non-cash contract termination fees	—	—	—	191
Impairment of goodwill and intangible assets	—	16,164	—	16,164
Amortization of broadcast rights	5,421	8,770	15,728	19,495
Amortization of intangible assets	5,932	5,936	17,851	17,772
Depreciation	5,252	5,413	15,889	16,003
Gain on asset exchange	—	(2,612)	(30)	(6,710)
Loss (gain) on asset disposal, net	10	7	(4)	(2,813)

Total operating expenses	60,270	74,032	179,656	183,919
Income (loss) from operations	12,856	(13,633)	36,638	(5,900)
Interest expense, including amortization of debt financing costs	(14,310)	(8,668)	(40,158)	(27,433)
(Loss) gain on extinguishment of debt	(65)	—	(7,874)	18,567
Interest and other income	1	5	5	50

Loss before income taxes	(1,518)	(22,296)	(11,389)	(14,716)
Income tax (expense) benefit	(1,477)	3,905	(4,700)	1,135
Net loss	$(2,995)	$(18,391)	$(16,089)	$(13,581)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.65)	$(0.57)	$(0.48)
Weighted average number of common shares outstanding:
Basic and diluted	28,432	28,426	28,431	28,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2010
(in thousands, except share information, unaudited)

			Common Stock
	Preferred Stock		Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2009	—	$—	15,018,839	$150	13,411,588	$134	—	$—	$400,093	$(576,640)	$(176,263)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,495	—	2,495
Issuance of common shares related to exercise of stock options	—	—	2,000	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	(16,089)	(16,089)
Balance at September 30, 2010	—	$—	15,020,839	$150	13,411,588	$134	—	$—	$402,590	$(592,729)	$(189,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(16,089)	$(13,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	4,344	(1,467)
Provision for bad debts	1,026	783
Depreciation of property and equipment	15,889	16,003
Amortization of intangible assets	17,851	17,772
Amortization of debt financing costs	1,646	759
Amortization of broadcast rights, excluding barter	7,221	10,578
Payments for broadcast rights	(7,422)	(6,811)
Payment-in-kind interest accrued to debt	723	3,816
Gain on asset exchange	(30)	(6,710)
Gain on asset disposal, net	(4)	(2,813)
Loss (gain) on extinguishment of debt	7,874	(18,567)
Premium on debt extinguishment, net	(1,335)	—
PIK interest paid upon debt repayment	(7,005)	—
Deferred gain recognition	(328)	(327)
Amortization of debt discount	7,253	4,728
Amortization of deferred representation fee incentive	(466)	(457)
Impairment of goodwill and intangible assets	—	16,164
Stock-based compensation expense	2,495	1,112
Non-cash contract termination fee	—	191
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,434	(2,602)
Prepaid expenses and other current assets	(282)	(963)
Other noncurrent assets	(91)	250
Accounts payable and accrued expenses	3,040	(1,775)
Taxes payable	(60)	(189)
Interest payable	12,302	(4,316)
Deferred revenue	(1,855)	(2,081)
Other noncurrent liabilities	(396)	337

Net cash provided by operating activities	48,735	9,834

Cash flows from investing activities:
Purchases of property and equipment	(11,882)	(14,347)
Proceeds from sale of assets	—	97
Acquisition of broadcast properties and related transaction costs	—	(20,756)
Proceeds from insurance on casualty loss	459	4,900

Net cash used in investing activities	(11,423)	(30,106)

Cash flows from financing activities:
Repayment of long-term debt and revolver loan	(342,225)	(12,575)
Consideration paid to bond holders for debt exchange	—	(17,677)
Payment of debt finance cost	(4,187)	—
Consideration paid for debt extinguishment	(2,730)	—
Proceeds from issuance of debt and revolver draws	316,839	54,000
Proceeds from exercise of stock options	2	13
Net cash (used in) provided by financing activities	(32,301)	23,761
Net increase in cash and cash equivalents	5,011	3,489
Cash and cash equivalents at beginning of period	12,752	15,834
Cash and cash equivalents at end of period	$17,763	$19,323
Supplemental information:
Cash paid for:
Interest	$18,080	$22,228
Income taxes, net	$416	$523

Non-cash activities:
Accrued purchases of property and equipment	$382	$1,257
Accrued debt finance costs	$204	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2010, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations, all of which were affiliated with the NBC, ABC, CBS, Fox, MyNetworkTV, The CW, This TV, LATV, Azteca America or Telemundo television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas, Alabama, Utah, Florida, Montana, Rhode Island and Maryland. Through various local service agreements, Nexstar provided sales, programming and other services to stations owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Liquidity

In April 2010, the Company completed the issuance and sale of $325.0 million aggregate principal of senior secured second lien notes due 2017 (the “Notes”). The net proceeds to Nexstar Broadcasting and Mission from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.  The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the aggregate principal amount available under the new bank credit facilities, amending the financial covenants and providing additional flexibility thereunder. As of September 30, 2010, the Company was in compliance with all covenants contained in the amended credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

Nexstar Broadcasting completed the cash tender offer to retire $34.3 million (representing 82.5% of the outstanding aggregate principal amount) of the principal of Senior Subordinated PIK Notes due 2014 at 104.5% on April 30, 2010. In connection with this tender offer, substantially all restrictive covenants and certain event of default provisions were eliminated. Nexstar Broadcasting purchased an additional $1.0 million on March 31, 2010 and $2.0 million on May 25, 2010 of principal of Senior Subordinated PIK Notes due 2014 at 90% and 106.5%, respectively, plus accrued interest.  On September 15, 2010, Nexstar Broadcasting redeemed the remaining $5.3 million of principal of the Senior Subordinated PIK Notes due 2014 at 109.75% plus accrued interest.

On June 30, 2010, Nexstar Broadcasting purchased $2.0 million of principal of the 7% Senior Subordinated PIK notes due 2014 at 90.25%.  In July 2010, Nexstar Broadcasting repurchased approximately $2.0 million, $1.0 million and $1.7 million of principal of the 7% Senior Subordinated PIK Notes due 2014 at 90%, 89.8% and 88.8%, respectively.  In July and August 2010, Nexstar Broadcasting repurchased approximately $0.9 million of the 7% Senior Subordinated Notes due 2014 at 93%.

See Note 7 for more details related to these transactions.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Nexstar and its subsidiaries. Also included in the financial statements are the accounts of the independently-owned variable interest entity (“VIE”), Mission.  The Company evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines that the Company is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Mission

Mission is included in these condensed consolidated financial statements because Nexstar is deemed to have a controlling financial interest in Mission for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.  The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder.  The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of September 30, 2010, the assets of Mission consisted of current assets of $4.9 million (excluding broadcast rights), broadcast rights of $6.2 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $21.7 million, property and equipment of $26.5 million and other noncurrent assets of $1.6 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 15 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2010:

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

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel.  Therefore Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities.  Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.  Nexstar made payments to Sinclair under the outsourcing agreements of $1.2 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $1.7 million, respectively, for the nine months then ended.  Nexstar has a balance payable to Sinclair for fees under these arrangements in the amount of $0.7 million as of September 30, 2010, which is recorded as an accrued expense on Nexstar’s balance sheet.  Nexstar also has receivables in the amount of $2.5 million for advertising aired on these two stations.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies.  Four Points owns and operates seven individual stations in four markets.  Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations.  Nexstar has evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations.  Therefore, Nexstar does not consolidate Four Points’ financial results into its own.  Nexstar has a receivable for management fees from Four Points of $1.0 million as of September 30, 2010, which is recorded in accounts receivable, of which $0.3 million relates to incentive fees for meeting certain financial targets, which were recorded in revenue during the three months ended September 30, 2010.  Nexstar owes Four Points for retransmission revenue it collects on Four Points behalf in the amount of $0.1 million as of September 30, 2010, which is recorded as an accrued expense.  Nexstar must indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement.   For this reason, the maximum exposure to loss as a result of this agreement with Four Points is not determinable.

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

The Company recognized stock-based compensation expense of $0.3 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively and $2.5 million, including $1.6 million related to the stock option repricing discussed below, and $1.1 million for the nine months then ended, respectively, which was included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the financial statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. Accordingly, the accounting for share-based payments has had no impact on income tax expense reported in the financial statements.

On January 27, 2010, the Compensation Committee approved the repricing of certain stock options to set the new exercise price for the affected options equal to the closing price of the stock on that date (subject to shareholders’ approval).  On May 27, 2010 (“the modification date”), the shareholders of Nexstar approved the repricing of certain stock options by lowering the exercise price to equal the closing price of Nexstar’s stock on January 27, 2010 (which was $4.56 per share).  The repricing applied to any outstanding option with an original exercise price of $5.00 or more.  The total incremental cost of the repricing was calculated to be approximately $1.8 million, which represents the incremental fair value of the modified awards.  Of the $1.8 million total incremental cost, approximately $1.6 million has been recognized and included in selling, general and administrative expense during the nine months ended September 30, 2010.  The remaining unrecognized incremental cost will be recognized in addition to the cost (fair value) of the original awards, which will continue to vest and amortize just as they did before the modification.

The weighted-average assumptions used in the Black-Scholes calculations for the before and after modification valuations on May 27, 2010 were as follows:

	Before Modification	After Modification
Expected volatility	129.48%	126.86%
Risk-free interest rates	1.17%	1.30%
Expected term	2.66 years	2.97 years
Dividend yields	0%	0%
Fair value per share	$4.36	$5.29

At September 30, 2010, there was approximately $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options that is expected to be recognized over a weighted-average period of 2.5 years. There were two thousand stock options exercised during the nine months ended September 30, 2010 for a total intrinsic value and cash received of ten thousand and two thousand dollars, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options and the unvested portion of restricted stock granted to employees. For the three and nine months ended September 30, 2010 and 2009, there was no difference between basic and diluted net income (loss) per share since the effect of potential common shares were anti-dilutive, and therefore excluded from the computation of diluted net income (loss) per share.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

The anti-dilutive weighted average shares of stock options outstanding excluded from the computation of diluted net income (loss) per common share were as follows (not presented in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Out-of-the-money stock options excluded	551,304	3,244,615	—	3,492,529
In-the-money stock options excluded as the Company had a net loss during the period	3,177,880	144,596	3,767,872	14,863

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity for financial reporting purposes. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for the Company beginning January 1, 2010.  The Company adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  This guidance is effective for the Company beginning January 1, 2011.  The Company is currently evaluating the impact this standard will have on its financial statements.

3.	Fair Value Measurements

The Company classifies and discloses financial and non-financial assets and liabilities that are being measured and reported on a fair value basis in the following categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes.  As of September 30, 2010 and December 31, 2009, the Company had $2.1 million and $7.4 million, respectively, invested in money market investments. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of September 30, 2010 and December 31, 2009, the fair value of the money market investment was an asset of $2.1 million and $7.4 million, respectively.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Transaction with Mission

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission paid Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar paid Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provided Fox programming to KFTA. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.  The TBA terminated on May 1, 2010 and the Fox Affiliation agreement was assigned to Nexstar.

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

		September 30, 2010			December 31, 2009
	Estimated useful life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$344,662	$(239,066)	$105,596	$344,662	$(221,945)	$122,717
Other definite-lived intangible assets	1-15	13,455	(10,686)	2,769	13,455	(9,956)	3,499
Total intangible assets subject to amortization		$358,117	$(249,752)	$108,365	$358,117	$(231,901)	$126,216

Total amortization expense from definite-lived intangibles was $5.9 million for each of the three months ended September 30, 2010 and 2009 and $17.9 million and $17.8 million, respectively, for the nine months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of September 30, 2010 is approximately $23.7 million for 2010; $23.3 million for 2011; $23.0 million for 2012; $17.4 million for 2013; and $10.4 million for 2014.

The aggregate carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, was $236.5 million at both September 30, 2010 and December 31, 2009. The Company expenses as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2010, the Company did not identify any events that would trigger an impairment assessment.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Gross	Accumulated Impairment Losses	Net
Goodwill as of December 31, 2008	$154,488	$(38,856)	$115,632
Acquisitions	431	—	431
Impairment	—	(7,360)	(7,360)
Reclassification of asset	356	—	356
Goodwill as of December 31, 2009	155,275	(46,216)	109,059
Activity	—	—	—
Goodwill as of September 30, 2010	$155,275	$(46,216)	$109,059

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of FCC licenses are as follows:

	Gross	Accumulated Impairment Losses	Net
FCC licenses as of December 31, 2008	$166,455	$(41,398)	$125,057
Acquisitions	11,234	—	11,234
Impairment	—	(8,804)	(8,804)
FCC licenses as of December 31, 2009	177,689	(50,202)	127,487
Activity	—	—	—
FCC licenses as of September 31, 2010	$177,689	$(50,202)	$127,487

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009

Compensation and related taxes	$7,274	$2,716
Sales commissions	1,579	1,338
Employee benefits	768	897
Property taxes	1,034	362
Other accruals related to operating expenses	3,688	6,876
	$14,343	$12,189

7.	Debt

Long-term debt consisted of the following (in thousands):
	September 30,	December 31,
	2010	2009

Term loans	$99,750	$321,689
Revolving credit facilities	—	77,000
8.875% senior secured second lien notes due 2017, net of discount of $7,783	317,217	—
7% senior subordinated notes due 2014, net of discount of $776 and $929	46,214	46,981
7% senior subordinated PIK notes due 2014, net of discount of $3,837 and $10,559	132,797	132,296
11.375% senior discount notes due 2013	49,981	49,981
Senior subordinated PIK notes due 2014	—	42,427
	645,959	670,374
Less: current portion	(1,000)	(7,085)
	$644,959	$663,289

2010 Transactions

On April 19, 2010, the Third Amendment became effective to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”), among Nexstar Broadcasting, Nexstar, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

On April 19, 2010, the Second Amendment became effective to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

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

    On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, also completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017.  Nexstar Broadcasting and Mission used the net proceeds of the offering, which was approximately $316.8 million, and cash on hand to pay off $218.3 million of the outstanding term loans and $53.3 million of the outstanding revolving loans borrowed under the previous Nexstar and Mission Credit Agreements to repurchase $34.3 million of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to pay related fees and expenses and for general corporate purposes.

    In March through May 2010, Nexstar Broadcasting purchased an additional $3.0 million of its 13.5% Senior Subordinated PIK Notes due 2014.  On September 15, 2010, Nexstar Broadcasting elected to redeem the remaining balance of $5.3 million of its 13.5% Senior Subordinated PIK Notes due 2014 at the redemption price of 109.75% of the outstanding amount thereof together with accrued and unpaid interest on the notes to the redemption date.  In June through August 2010, Nexstar Broadcasting purchased a total of $6.7 million of its 7% Senior Subordinated PIK Notes and $0.9 million of its 7% Senior Subordinated Notes.

In conjunction with the amendments to the credit agreements and issuance of the 8.875% senior secured second lien notes due 2014, approximately $4.4 million of professional and legal fees were capitalized as debt finance cost, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the related agreements. These transactions resulted in a loss on debt extinguishment of approximately $7.9 million for the nine months ended September 30, 2010, including approximately $2.5 million Nexstar Broadcasting and Mission paid to the creditors related to debt amendments.

The Nexstar Broadcasting Senior Secured Credit Facility

The Nexstar Broadcasting senior secured credit facility consists of a Term Loan B and a $65.0 million revolving loan. As of September 30, 2010 and December 31, 2009, Nexstar Broadcasting had $60.8 million and $156.3 million, respectively, outstanding under its Term Loan B and no amounts and $70.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in September 2016, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. The first installment after the amendment to the credit agreement commenced in the third quarter of 2010.  During the nine months ended September 30, 2010, repayments of Nexstar Broadcasting’s Term Loan B totaled $95.5 million including $92.4 million paid on April 19, 2010 in connection with the amendment to the credit facility and $3.1 million of scheduled maturities and a mandatory excess cash flow payment in the first quarter of 2010 as required under the terms of the previous credit facilities.

The revolving loan is not subject to incremental reduction and matures in December 2013.  During the nine months ended September 30, 2010, repayments of Nexstar Broadcasting’s revolving loan totaled $70.0 million, including $50.0 million paid on April 19, 2010, in connection with the amendment to the credit facility, a $1.0 mandatory excess cash flow payment as required under the terms of the previous revolving credit facility and voluntary payments made in the first and third quarters of 2010. There was no outstanding revolving loan balance at September 30, 2010.

The total weighted-average interest rate of the Nexstar Broadcasting senior secured credit facility was 5.0% at each of September 30, 2010 and December 31, 2009. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility consists of a Term Loan B and a $10.0 million revolving loan. As of September 30, 2010 and December 31, 2009, Mission had $38.9 million and $165.4 million, respectively, outstanding under its Term Loan B and no amounts and $7.0 million, respectively, outstanding under its revolving loan.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. The total weighted average interest rate of the Mission senior secured credit facility was 5.0% at September 30, 2010 and December 31, 2009. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum.

During the nine months ended September 30, 2010, repayments of Mission’s Term Loan B totaled $126.5 million, including $125.9 million paid on April 19, 2010, in connection with the amendment to the credit facility, and $0.6 million of scheduled maturities.

The revolving loan is not subject to incremental reduction and matures in December 2013. During the nine months ended September 30, 2010, repayments of Mission’s revolving loan totaled $7.0 million, including $3.3 million paid on April 19, 2010, in connection with the amendment to the credit facility and voluntary payments made in the second quarter of 2010. There was no outstanding revolving loan balance at September 30, 2010.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $75.0 million of total unused revolving loan commitments under their respective credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2010.

Debt Covenants

The Nexstar senior secured credit facility contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 8.75 to 1.00 at September 30, 2010, (2) a minimum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time, (3) a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time.  The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2010, we are in compliance with all of our covenants.

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

The Company incurred approximately $1.9 million in professional fees related to the transaction, which were capitalized as debt finance cost, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the Notes.

Senior Subordinated PIK Notes

On March 31, 2010, Nexstar Broadcasting purchased approximately $1.0 million of principal of the Senior Subordinated PIK Notes due 2014 at 90%.  On April 30, 2010, Nexstar Broadcasting completed the cash tender offer to repurchase $34.3 million of principal of the Senior Subordinated PIK Notes at 104.5%. On May 25, 2010, Nexstar Broadcasting repurchased approximately $2.0 million of principal of the Senior Subordinated PIK Notes due 2014 at 106.5%. On September 15, 2010, Nexstar Broadcasting redeemed the remaining $5.3 million of principal of the Senior Subordinated PIK Notes due 2014 at 109.75%.  These transactions resulted in a loss of approximately $2.6 million.

7% Senior Subordinated PIK Notes

On June 30, 2010, Nexstar Broadcasting purchased approximately $2.0 million of principal of the 7% Senior Subordinated PIK Notes due 2014 at 90.25%.  In July 2010, Nexstar Broadcasting purchased approximately $2.0 million, $1.0 million and $1.7 million of principal of the 7% Senior Subordinated PIK Notes due 2014 at 90%, 89.8% and 88.8%, respectively.  The transactions resulted in gains totaling approximately $0.6 million.

7% Senior Subordinated Notes due 2014

    In July and August 2010, Nexstar Broadcasting repurchased approximately $0.9 million of principal of the 7% Senior Subordinated Notes due 2014 at 93%, resulting in a gain of approximately $0.1 million.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term loans(1)	$99,750	$99,003	$321,689	$301,254
Revolving credit facilities(1)	$—	$—	$77,000	$72,865
8.875% senior secured second lien notes (2)	$317,217	$338,000	$—	$—
7% senior subordinated notes(2)	$46,214	$44,641	$46,981	$36,645
7% senior subordinated PIK notes(2)	$132,797	$124,337	$132,296	$103,191
11.375% senior discount notes(2)	$49,981	$49,231	$49,981	$41,734
Senior subordinated PIK notes(2)	$—	$—	$42,427	$28,214

(1)	The fair value of bank credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

8.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz.  The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. As of September 30, 2010, the current portion of this deferred amount of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.1 million was included in deferred representation fee incentive in the accompanying condensed balance sheet.  The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended September 30, 2010 and 2009 and $0.5 million for each of the nine months then ended.

9.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Deferred tower rent	$7,927	$7,679
Software agreement obligation	3,655	3,931
Other	1,832	2,200
	$13,414	$13,810

10.	Stock-Based Compensation Plans

Nexstar’s employee compensation plans (the “Equity Plans”) provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 4,500,000 shares of Nexstar’s Class A common stock can be issued under the Equity Plans and as of September 30, 2010, a total of 763,000 shares were available for future grant. Employee stock options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. The transaction was completed in the first quarter of 2010. The Company recognized gains from the exchange of this equipment of $2.6 million for the three months ended September 30, 2009, and $30 thousand and $6.7 million, for the nine months ended September 30, 2010 and 2009, respectively.

12.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it does not believe they are more likely than not be realized through future taxable earnings.

As of December 31, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of September 30, 2010. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance. As of September 30, 2010, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

The FCC has initiated a proceeding with respect to the conversion of existing low power and television translator stations to digital operations.  The FCC has asked for comment on whether to adopt a date in 2012 by which such analog low power and television translator stations must cease analog operations.  The Company holds three low power analog station licenses and 13 analog television translator station licenses which will need to transition to digital operations by the final transition date established by the FCC.

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

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”.  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI).  The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace.  Numerous parties have filed comments and reply comments in response to the NOI.  In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules.  These studies have not yet been provided to the general public for review and comment.  We believe that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules.  We cannot predict when the FCC will issue this NPRM but anticipate it will be sometime in 2011.

14.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility agreement and 8.875% senior secured second lien notes due 2017. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. At September 30, 2010, Mission had $38.9 million outstanding under its senior secured credit facility and $135.3 million outstanding 8.875% senior secured second lien notes.

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

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

(c) 8.875% Senior Secured Second Lien Notes due 2017 (“8.875% Senior Secured Second Lien Notes”). The 8.875% Senior Secured Second Lien Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and Mission. The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting.  As the obligations under the Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the Notes and related accrued interest in their separate financial statements.  Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities.

Neither Mission nor Nexstar Broadcasting has any subsidiaries.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Balance Sheet
September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,701	$3,062	$—	$—	$17,763
Due from Mission	—	10,741	—	—	(10,741)	—
Other current assets	—	77,052	5,563	—	—	82,615
Total current assets	—	102,494	8,625	—	(10,741)	100,378
Amounts due from subsidiary eliminated upon consolidation	6,009	—	—	—	(6,009)	—
Amounts due from parents eliminated upon consolidation	—	4,502	—	—	(4,502)	—
Property and equipment, net	—	113,068	26,485	—	—	139,553
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	86,709	21,656	—	—	108,365
Other noncurrent assets	—	18,099	4,022	615	—	22,736
Total assets	$6,009	$521,991	$100,215	$615	$(21,252)	$607,578
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Nexstar Broadcasting	—	—	10,741	—	(10,741)	—
Other current liabilities	—	59,999	18,280	2,843	(12,900)	68,222
Total current liabilities	—	60,609	29,411	2,843	(23,641)	69,222

Debt		556,465	355,730	49,981	(317,217)	644,959
Investments in subsidiaries eliminated upon consolidation	223,264	—	—	160,542	(383,806)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	10,511	(10,511)	—
Other noncurrent liabilities	(3)	65,459	17,794	2	—	83,252
Total liabilities	223,261	682,533	402,935	223,879	(735,175)	797,433
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(217,536)	(160,542)	(302,720)	(223,264)	713,923	(190,139)
Total stockholders’ deficit	(217,252)	(160,542)	(302,720)	(223,264)	713,923	(189,855)
Total liabilities and stockholders’ deficit	$6,009	$521,991	$100,215	$615	$(21,252)	$607,578

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

BALANCE SHEET
December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,849	$903	$—	$—	$12,752
Due from Mission	—	13,370	—	—	(13,370)	—
Other current assets	—	75,466	4,668	—	—	80,134
Total current assets	—	100,685	5,571	—	(13,370)	92,886
Amounts due from subsidiary eliminated upon consolidation	3,513	—	—	—	(3,513)	—
Amounts due from parents eliminated upon consolidation	—	4,146	—	—	(4,146)	—
Property and equipment, net	—	115,671	28,610	—	—	144,281
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	100,699	25,517	—	—	126,216
Other noncurrent assets	—	15,197	3,906	794	—	19,897
Total assets	$3,513	$533,517	$103,031	$794	$(21,029)	$619,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$5,358	$1,727	$—	$—	$7,085
Due to Nexstar Broadcasting	—	—	13,370	—	(13,370)	—
Other current liabilities	—	42,331	5,174	1,421	—	48,926
Total current liabilities	—	47,689	20,271	1,421	(13,370)	56,011
Debt	—	442,675	170,633	49,981	—	663,289
Investments in subsidiaries eliminated upon consolidation	75,125	—	—	16,856	(91,981)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	7,659	(7,659)	—
Other noncurrent liabilities	(3)	60,009	16,781	2	—	76,789
Total liabilities	75,122	550,373	207,685	75,919	(113,010)	796,089
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(71,893)	(16,856)	(104,654)	(75,125)	91,981	(176,547)
Total stockholders’ deficit	(71,609)	(16,856)	(104,654)	(75,125)	91,981	(176,263)
Total liabilities and stockholders’ deficit	$3,513	$533,517	$103,031	$794	$(21,029)	$619,826

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$70,731	$2,395	$—	$—	$73,126
Revenue between consolidated entities	—	1,785	6,813	—	(8,598)	—
Net revenue	—	72,516	9,208	—	(8,598)	73,126
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	18,357	1,312	—	—	19,669
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	23,378	608	—	—	23,986
Local service agreement fees between consolidated entities	—	6,813	1,785	—	(8,598)	—
Amortization of broadcast rights	—	4,481	940	—	—	5,421
Amortization of intangible assets	—	4,645	1,287	—	—	5,932
Depreciation	—	4,511	741	—	—	5,252
Loss on asset disposal, net	—	8	2	—	—	10
Total operating expenses	—	62,193	6,675	—	(8,598)	60,270
Income from operations	—	10,323	2,533	—	—	12,856
Interest expense, including amortization of debt financing costs	—	(9,167)	(3,662)	(1,481)	—	(14,310)
Loss on extinguishment of debt	—	(65)	—	—	—	(65)
Equity in loss of subsidiaries	(1,561)	—	—	(80)	1,641	—
Other income, net	—	1	—	—	—	1
(Loss) income before income taxes	(1,561)	1,092	(1,129)	(1,561)	1,641	(1,518)
Income tax expense	—	(1,172)	(305)	—	—	(1,477)
Net loss	$(1,561)	$(80)	$(1,434)	$(1,561)	$1,641	$(2,995)

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Three Months Ended September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$58,265	$2,134	$—	$—	$60,399
Revenue between consolidated entities	—	1,800	5,808	—	(7,608)	—
Net revenue	—	60,065	7,942	—	(7,608)	60,399
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	17,503	1,223	—	—	18,726
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	20,799	822	7	—	21,628
Local service agreement fees between consolidated entities	—	5,808	1,800	—	(7,608)	—
Impairment of goodwill and intangible assets	—	13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	7,340	1,430	—	—	8,770
Amortization of intangible assets	—	4,649	1,287	—	—	5,936
Depreciation	—	4,585	828	—	—	5,413
Gain on asset exchange	—	(1,258)	(1,354)	—	—	(2,612)
Loss (gain) on asset disposal, net	—	16	(9)	—	—	7
Total operating expenses	—	73,348	8,285	7	(7,608)	74,032
Loss from operations	—	(13,283)	(343)	(7)	—	(13,633)
Interest expense, including amortization of debt financing costs	—	(6,135)	(1,052)	(1,481)	—	(8,668)
Equity in loss of subsidiaries	(16,948)	—	—	(15,460)	32,408	—
Other income, net	—	4	1	—	—	5
Loss before income taxes	(16,948)	(19,414)	(1,394)	(16,948)	32,408	(22,296)
Income tax benefit (expense)	—	3,955	(50)	—	—	3,905
Net loss	$(16,948)	$(15,459)	$(1,444)	$(16,948)	$32,408	$(18,391)

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Nine Months Ended September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$209,306	$6,988	$—	$—	$216,294
Revenue between consolidated entities	—	5,375	20,558	—	(25,933)	—
Net revenue	—	214,681	27,546	—	(25,933)	216,294
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	53,992	4,240	—	—	58,232
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of $1,600 one-time non-cash stock-based compensation expense from May 2010 stock option repricing)	—	70,252	1,738	—	—	71,990
Local service agreement fees between consolidated entities	—	20,558	5,375	—	(25,933)	—
Amortization of broadcast rights	—	12,946	2,782	—	—	15,728
Amortization of intangible assets	—	13,990	3,861	—	—	17,851
Depreciation	—	13,685	2,204	—	—	15,889
Gain on asset exchange	—	(41)	11	—	—	(30)
(Gain) loss on asset disposal, net	—	(24)	20	—	—	(4)
Total operating expenses	—	185,358	20,231	—	(25,933)	179,656
Income from operations	—	29,323	7,315	—	—	36,638
Interest expense, including amortization of debt financing costs	—	(26,360)	(9,346)	(4,452)	—	(40,158)
Loss on extinguishment of debt	—	(5,443)	(2,431)	—	—	(7,874)
Equity in loss of subsidiaries	(10,707)	—	—	(6,255)	16,962	—
Other income, net	—	5	—	—	—	5
Loss before income taxes	(10,707)	(2,475)	(4,462)	(10,707)	16,962	(11,389)
Income tax expense	—	(3,780)	(920)	—	—	(4,700)
Net loss	$(10,707)	$(6,255)	$(5,382)	$(10,707)	$16,962	$(16,089)

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Operations
For the Nine Months Ended September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$171,711	$6,308	$—	$—	$178,019
Revenue between consolidated entities	—	5,625	18,036	—	(23,661)	—
Net revenue	—	177,336	24,344	—	(23,661)	178,019
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	—	52,503	4,364	—	—	56,867
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	—	64,109	2,164	7	—	66,280
Local service agreement fees between consolidated entities	—	18,036	5,625	—	(23,661)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fees	—	191	—	—	—	191
Impairment of goodwill and intangible assets	—	13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	15,863	3,632	—	—	19,495
Amortization of intangible assets	—	13,911	3,861	—	—	17,772
Depreciation	—	13,282	2,721	—	—	16,003
Gain on asset exchange	—	(4,859)	(1,851)	—	—	(6,710)
Gain on asset disposal, net	—	(2,806)	(7)	—	—	(2,813)
Total operating expenses	—	184,806	22,767	7	(23,661)	183,919
(Loss) income from operations	—	(7,470)	1,577	(7)	—	(5,900)
Interest expense, including amortization of debt financing costs	—	(18,993)	(3,768)	(4,672)	—	(27,433)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity in loss of subsidiaries	(10,724)	—	—	(24,047)	34,771	—
Other income, net	—	46	4	—	—	50
Loss before income taxes	(10,724)	(25,852)	(2,187)	(10,724)	34,771	(14,716)
Income tax benefit (expense)	—	1,806	(671)	—	—	1,135
Net loss	$(10,724)	$(24,046)	$(2,858)	$(10,724)	$34,771	$(13,581)

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$42,752	$5,983	$—	$—	$48,735

Cash flows from investing activities:
Purchases of property and equipment	—	(11,779)	(103)	—	—	(11,882)
Other investing activities	—	459	—	—	—	459
Net cash used in investing activities	—	(11,320)	(103)	—	—	(11,423)

Cash flows from financing activities:
Proceeds from debt issuance (See Note 7)	—	184,933	131,906	—	—	316,839
Repayment of long-term debt	—	(208,767)	(133,458)	—	—	(342,225)
Other financing activities	—	(4,746)	(2,169)	—	—	(6,915)

Net cash used in financing activities	—	(28,580)	(3,721)	—	—	(32,301)

Net increase in cash and cash equivalents	—	2,852	2,159	—	—	5,011
Cash and cash equivalents at beginning of period	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of period	$—	$14,701	$3,062	$—	$—	$17,763

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$8,908	$1,944	$9,561	$(10,579)	$9,834

Cash flows from investing activities:
Purchases of property and equipment	—	(13,439)	(908)	—	—	(14,347)
Acquisition of broadcast properties and related transaction costs	—	(20,756)	—	—	—	(20,756)
Other investing activities	—	4,997	—	—	—	4,997
Net cash used in investing activities	—	(29,198)	(908)	—	—	(30,106)

Cash flows from financing activities:
Repayment of long-term debt	—	(144,040)	(1,295)	(9,561)	—	(154,896)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Inter-company dividends paid	—	(10,579)	—	—	10,579	—
Issuance of senior subordinated PIK notes in debt exchange	—	142,321	—	—	—	142,321
Other financing activities	—	13	—	—	—	13
					—
Net cash provided by (used in) financing activities	—	24,038	(1,295)	(9,561)	10,579	23,761

Net increase (decrease) in cash and cash equivalents	—	3,748	(259)	—	—	3,489
Cash and cash equivalents at beginning of period	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of period	$—	$18,156	$1,167	$—	$—	$19,323

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Third Quarter 2010 Highlights

•	Net revenue increased 21.1% during the third quarter of 2010 compared to the same period in 2009, primarily from increases in local, national, political, eMedia and retransmission compensation.

Issuance of Senior Secured Second Lien Notes Due 2017

In April 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (the “Notes”).  Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase the approximately 82% of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

Amendments to Credit Agreements

In April 2010, the Third Amendment became effective to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement among Nexstar Broadcasting, Nexstar, and lenders.  Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million. In April 2010, the Second Amendment became effective to Mission Broadcasting’s Third Amended and Restated Credit Agreement. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the term loan B was reduced to $39.0 million.

Repayments of our bank credit facilities totaled $298.9 million during the first three quarters of 2010.

Outstanding Notes Repurchase

In April 2010, Nexstar Broadcasting completed the cash tender offer to retire $34.3 million (representing 82.5% of the outstanding aggregate principal amount) amount of the Senior Subordinated PIK Notes due 2014 at 104.5%.  In connection with this tender offer, a second supplemental indenture was executed whereby substantially all restrictive covenants and certain event of default provisions were eliminated. In May 2010, Nexstar Broadcasting repurchased an additional $2.0 million of the Senior Subordinated PIK Notes due 2014 at 106.5%.  In September 2010, Nexstar Broadcasting redeemed the remaining $5.3 million of the Senior Subordinated PIK Notes due 2014 at 109.75%.  These transactions resulted in a loss of approximately $2.6 million.

In June through August 2010, Nexstar Broadcasting purchased approximately $6.7 million of the 7% Senior Subordinated PIK notes due 2014 at 88.8% to 90.25% and approximately $0.9 million of the 7% Senior Subordinated Notes due 2014 at 93%.  These transactions resulted in gains totaling approximately $0.7 million.

Stock Option Repricing

In January 2010, the Compensation Committee approved the repricing of outstanding options with an exercise price of $5.00 or more to a new exercise price equal to the current closing price of the stock of $4.56 per share.  In May 2010 the shareholders of Nexstar approved the repricing.  The total incremental cost of the repricing was calculated to be approximately $1.8 million, which represents the incremental fair value of the awards.  Of the $1.8 million total incremental cost, approximately $1.6 million has been recognized and included in selling, general & administration expense as of September 30, 2010.  The remaining unrecognized incremental cost will be recognized in addition to the cost (fair value) of the original awards, which will continue to vest and amortize just as they did before the modification.

Overview of Operations

We owned and operated 34 television stations as of September 30, 2010. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations, including 16 television stations owned and operated by Mission as of September 30, 2010. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of September 30, 2010 with Mission:

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

Industry Trends

Our net revenue increased 21.5% to $216.3 million for the nine months ended September 30, 2010, compared to $178.0 million for the nine months ended September 30, 2009 partially due to increases in local and national advertising due to an overall upswing in the economy from the same period in 2009.

Political advertising revenue was $16.7 million for the nine months ended September 30, 2010, an increase of $14.4 million or greater than six times the $2.3 million for the nine months ended September 30, 2009. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2010 is an election year, we expect significantly more political advertising revenue to be reported in 2010 in relation to the amount of political advertising reported in 2009.

Automotive-related advertising, our largest advertising category, represented approximately 21% and 18% of our core local and national advertising revenue for the nine months ended September 30, 2010 and 2009, respectively. Our automotive-related advertising increased approximately 34% for the nine months ended September 30, 2010 as compared to the same period in 2009. Automotive-related advertising on a quarter-to-quarter comparison to the prior year was higher this quarter compared to the same quarter last year.

Historical Performance

Revenue

The following table sets forth the principal types of revenue (in thousands) earned by the Company’s stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%

Local	$41,705	54.5	$37,316	60.0	$126,760	56.0	$113,412	61.8
National	14,961	19.6	13,276	21.4	45,856	20.2	37,563	20.5
Political	6,728	8.8	1,012	1.6	16,686	7.4	2,271	1.2
Retransmission compensation	7,650	10.0	6,244	10.0	22,279	9.8	17,884	9.8
eMedia revenue	3,581	4.7	2,970	4.8	9,880	4.4	8,291	4.5
Network compensation	500	0.7	516	0.8	1,528	0.7	1,607	0.9
Management fee	800	1.0	500	0.8	1,800	0.8	1,066	0.6
Other	568	0.7	389	0.6	1,645	0.7	1,260	0.7

Total gross revenue	76,493	100.0	62,223	100.0	226,434	100.0	183,354	100.0
Less: Agency commissions	8,055	10.5	6,506	10.5	23,989	10.6	19,002	10.4
Net broadcast revenue	68,438	89.5	55,717	89.5	202,445	89.4	164,352	89.6
Trade and barter revenue	4,688		4,682		13,849		13,667
Net revenue	$73,126		$60,399		$216,294		$178,019

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) for the periods indicated and each component of operating expense as a percentage of net revenue:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%

Net revenue	$73,126	100.0	$60,399	100.0	$216,294	100.0	$178,019	100.0
Operating expenses:
Corporate expenses	4,656	6.4	4,031	6.7	14,992	6.9	14,499	8.1
Station direct operating expenses, net of trade	17,774	24.3	17,501	29.0	52,704	24.4	52,991	29.8
Selling, general and administrative expenses	19,330	26.4	17,597	29.1	56,998	26.4	51,781	29.1
Restructure charge	—	—	—	—	—	—	670	0.4
Non-cash contract termination fees	—	—	—	—	—	—	191	0.1
Impairment of goodwill and intangible assets	—	—	16,164	26.8	—	—	16,164	9.1
Gain on asset exchange	—	—	(2,612)	(4.3)	(30)	—	(6,710)	(3.8)
Loss (gain) on asset disposal, net	10	—	7	—	(4)	—	(2,813)	(1.6)
Trade and barter expense	4,796	6.6	4,293	7.1	14,035	6.5	12,793	7.2
Depreciation and amortization	11,184	15.3	11,349	18.8	33,740	15.6	33,775	19.0
Amortization of broadcast rights, excluding barter	2,520	3.4	5,702	9.4	7,221	3.3	10,578	5.9

Income (loss) from operations	$12,856		$(13,633)		$36,638		$(5,900)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Gross local advertising revenue was $41.7 million for the three months ended September 30, 2010, compared to $37.3 million for the same period in 2009, an increase of $4.4 million, or 11.8%.  Gross national advertising revenue was $15.0 million for the three months ended September 30, 2010, compared to $13.3 million for the same period in 2009, an increase of $1.7 million, or 12.7%.  The primary drivers of these increases were increases in advertising revenue from the automotive, communications, retail and services business categories with increases of approximately $2.9 million, $1.2 million, $0.6 million  and $0.9 million, respectively, during the third quarter of 2010 compared to the prior year.

Gross political advertising revenue was $6.7 million for the three months ended September 30, 2010, compared to $1.0 million for the same period in 2009, an increase of $5.7 million, or more than five times. The increase in gross political revenue was mainly attributed to state and federal election campaigns held during the three months ended September 30, 2010.

Retransmission compensation was $7.7 million for the three months ended September 30, 2010, compared to $6.2 million for the same period in 2009, an increase of $1.4 million, or 22.5%. The increase in retransmission compensation was primarily the result of new contracts being added during the second half of 2009 and the beginning of 2010 combined with certain increases in billing and subscription rates.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $3.6 million for the three months ended September 30, 2010, compared to $3.0 million for the same period in 2009, an increase of $0.6 million or 20.6%. The increase in eMedia revenue is attributable to increased penetration of our markets by our eMedia sales efforts and the overall upswing in the economy during the three months ended September 30, 2010 compared to the same period in 2009.

Net revenue for the three months ended September 30, 2010 increased 21.1% to $73.1 million compared to $60.4 million for the three months ended September 30, 2009.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $4.7 million for the three months ended September 30, 2010, compared to $4.0 million for the three months ended September 30, 2009, an increase of $0.6 million, or 15.5%. The increase during the three months ended September 30, 2010 was primarily attributed to the accrual of employee bonuses due to the progress toward achievement of Company objectives for the year.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $37.1 million for the three months ended September 30, 2010, compared to $35.1 million for the same period in 2009, an increase of $2.0 million, or 5.7%. The increase was primarily attributed to an increase of $0.9 million in national, local and eMedia sales commissions and sales expenses due to an increase in local, national and political revenue as well as an incremental $0.7 million in fees paid to Sinclair for our outsourcing arrangement in Peoria and Rochester, as revenues and BCF for those stations increased year-over-year, and an increase in property taxes of $0.3 million due to increased property values.

    Amortization of broadcast rights, excluding barter, was $2.5 million for the three months ended September 30, 2010, compared to $5.7 million for the same period in 2009, a decrease of $3.2 million, or 55.8%.  The decrease is primarily due to net realizable writedowns of $2.7 million in the three months ended September 30, 2009.

Amortization of intangible assets was approximately $5.9 million for each of the three months ended September 30, 2010 and 2009.

While there are no known circumstances or events as of September 30, 2010 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.3 million for the three months ended September 30, 2010, compared to $5.4 million for the same period in 2009.

The gain from the exchange of equipment under an arrangement with Sprint Nextel Corporation decreased $2.6 million for the three months ended September 30, 2010 compared to the same period in 2009.  The decrease is a result of the completion of the project as of March 31, 2010.

Income (Loss) from Operations

    Income from operations was $12.9 million for the three months ended September 30, 2010, compared to a loss of $13.6 million for the same period in 2009, an increase of $26.5 million. The increase was primarily the result of the overall increase in net revenue of $12.7 million and an impairment loss taken in 2009 of $16.2 million, partially offset by the decrease in gains on asset exchange of $2.6 million.

Interest Expense

Interest expense, including amortization of debt financing costs, was $14.3 million for the three months ended September 30, 2010, compared to $8.7 million for the same period in 2009, an increase of $5.6 million, or 65.1%. The increase in interest expense was primarily attributed to the higher interest rate of the $325.0 million 8.875% senior secured second lien notes due 2017 compared to the senior credit facilities.

Income Taxes

Income tax expense was $1.5 million for the three months ended September 30, 2010, compared to a benefit of $3.9 million for the same period in 2009, an increase of $5.4 million. The increase was primarily due to the deferred taxes associated with the indefinite-lived intangible assets of WCWJ, which was acquired on May 1, 2009.  Our provision for income taxes is primarily created by changes in the position during the year arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes.  No tax benefit was recorded with respect to the loss in 2010 as the utilization of such loss is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Revenue

Gross local advertising revenue was $126.8 million for the nine months ended September 30, 2010 an increase of $13.3 million or 11.8% when compared to $113.4 million for the nine months ended September 30, 2009.   Gross national advertising revenue was $45.9 million for the nine months ended September 30, 2010, compared to $37.6 million for the same period in 2009, an increase of $8.3 million, or 22.1%.  The primary drivers of these increases were increases in advertising revenue from the automotive, communications, retail and services business categories with increases of approximately $9.3 million, $2.5 million, $2.2 million and $5.5 million.

 Gross political advertising revenue was $16.7 million for the nine months ended September 30, 2010, compared to $2.3 million for the same period in 2009, an increase of $14.4 million, or more than six times. The increase in gross political revenue was mainly attributed to federal and statewide primary election campaigns and to statewide and/or local races that occurred during the nine months ended September 30, 2010 as compared to nominal political advertising during the nine months ended September 30, 2009.

Retransmission compensation was $22.3 million for the nine months ended September 30, 2010, compared to $17.9 million for the same period in 2009, an increase of $4.4 million, or 24.6%. The increase in retransmission compensation was primarily the result of new contracts being added the second half of 2009 and the beginning of 2010 combined with certain increases in billing and subscription rates and the addition of WCWJ in May 2009.

eMedia revenue, representing revenue generated from non-television web-based advertising, was $9.9 million for the nine months ended September 30, 2010, compared to $8.3 million for the nine months ended September 30, 2009. The increase in eMedia revenue was a result of an overall upswing in the economy.

Net revenue for the nine months ended September 30, 2010 increased 21.5% to $216.3 million compared to $178.0 million for the nine months ended September 30, 2009.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations were $15.0 million for the nine months ended September 30, 2010, compared to $14.5 million for the nine months ended September 30, 2009.  The increase during the nine months ended September 30, 2010 was primarily attributed to an increase of approximately $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010 (see Note 2 to the condensed financial statements for more details related to the stock option repricing) and $2.6 million in bonus accruals, partially offset by $3.1 million in fees associated with the 7% senior subordinated PIK notes exchange offer in March 2009.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $109.7 million for the nine months ended September 30, 2010, compared to $104.8 million for the same period in 2009, an increase of $4.9 million, or 4.7%. This increase is primarily attributed to an increase of $2.3 million in national and local sales commissions related to increased revenues, as well as increases of $1.5 million in outsourcing fees and $0.3 million in reimbursable programming fees to our outsourcing partner, the addition of WCWJ in May 2009 of approximately $0.6 million, partially offset by a reduction in utility costs from the elimination of the analog transmission and the elimination of the news programming at WYOU in April 2009.

Amortization of intangible assets was approximately $17.9 million and $17.8 million for the nine months ended September 30, 2010 and 2009, respectively.

While there are no known circumstances or events as of September 30, 2010 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $15.9 million and $16.0 million for the nine months ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010 and 2009, respectively, we recognized a gain of $30 thousand and $6.7 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation.  This project was completed as of March 31, 2010.

Income (Loss) from Operations

Income from operations was $36.6 million for the nine months ended September 30, 2010, compared to a loss from operations of $5.9 million for the same period in 2009, an increase of $42.5 million. The increase was primarily the result of an increase in net revenue of $38.3 million and an impairment loss taken in 2009 of $16.2 million, partially offset by the completion of the Sprint Nextel exchange agreement and an increase in selling, general and administrative expenses.

Interest Expense

Interest expense, including amortization of debt financing costs, was $40.2 million for the nine months ended September 30, 2010, compared to $27.4 million for the same period in 2009, an increase of $12.7 million, or 46.4%. The increase in interest expense was primarily attributed to the higher interest rate of the $325.0 million 8.875% senior secured second line notes due 2017 compared to the senior credit facilities.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2010, we purchased all $42.4 million of our outstanding Senior Subordinated PIK Notes, $6.7 million of our 7% Senior Subordinated PIK Notes, $0.9 million of our 7% Senior Subordinated notes and repaid $298.9 million of our Senior Secured Credit Facility for a net loss of $7.9 million.

Income Taxes

Income tax expense was $4.7 million for the nine months ended September 30, 2010, compared to a benefit of $1.1 million for the same period in 2009, an increase of $5.8 million. The increase was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets.  The impairment charges recorded in September 2009 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$48,735	$9,834
Net cash used in investing activities	(11,423)	(30,106)
Net cash (used in) provided by financing activities	(32,301)	23,761
Net increase in cash and cash equivalents	$5,011	$3,489
Cash paid for interest	$18,080	$22,228
Cash paid for income taxes, net	$416	$523

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$17,763	$12,752
Long-term debt including current portion	$645,959	$670,374
Unused commitments under senior credit facilities (1)	$75,000	$20,500

(1)
Based on covenant calculations, as of September 30, 2010, all of the $75 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by approximately $38.9 million during the nine months ended September 30, 2010 compared to the same period in 2009. The increase was primarily due to an increase in net revenue of $38.3 million combined with cash collected on accounts receivable and a reduction of cash paid on accounts payable and accrued expenses including interest payable.

Cash paid for interest decreased by approximately $4.1 million during the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was due primarily to an increase in accrued interest payable due to the different interest payment dates of the 8.875% senior secured second lien notes due 2017.

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

Cash Flows – Investing Activities

Net cash used in investing activities decreased by $18.7 million during the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was primarily due to $20.8 million less spending on the acquisitions of new stations combined with $2.5 million less spending in capital expenditures, offset by approximately $4.4 million less insurance proceeds received on casualty loss.

Acquisition-related payments for the nine months ended September 30, 2009 consisted of the acquisition of KARZ for $3.6 million and the acquisition of WCWJ for $18.0 million.  There were no acquisition-related payments for this period in 2010.

Capital expenditures were $11.9 million for the nine months ended September 30, 2010, compared to $14.3 million for the nine months ended September 30, 2009.

Cash Flows – Financing Activities

Net cash used in financing activities increased by $56.1 million during the nine months ended September 30, 2010 compared to the same period in 2009, due primarily to $329.7 million more repayments on long-term debt and $54.0 million less draws from revolver facility, offset by approximately $316.8 million net proceeds from issuance of 8.875% senior secured second lien notes and approximately $10.8 million less consideration paid for all financing related transactions during these periods.

Although the Nexstar and Mission senior credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2010, Nexstar and Mission had total combined debt of $646.0 million, which represented 141.6% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2010 (in thousands):

	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter

Nexstar senior secured credit facility	$60,848	$153	$1,220	$1,220	$58,255
Mission senior secured credit facility	38,902	97	780	780	37,245
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	46,990	—	—	46,990	—
7% senior subordinated PIK notes due 2014	136,634	—	—	136,634	—
11.375% senior discount notes due 2013	49,981	—	—	49,981	—
	$658,355	$250	$2,000	$235,605	$420,500

    On April 19, 2010, the Third Amendment became effective to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”), among Nexstar Broadcasting, Nexstar, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

    On April 19, 2010, the Second Amendment became effective to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million of senior secured second lien notes due 2017 (the “Notes”). The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

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

We make semiannual interest payments on our 8.875% senior secured second lien notes due 2017 on April 15 and October 15 of each year. We make semiannual interest payments on our 7% senior subordinated notes due 2014 on January 15 and July 15 of each year. We make semiannual interest payments on our 11.375% senior discount notes due 2013 on April 1 and October 1 of each year. Our 7% senior subordinated PIK notes due 2014 will begin paying cash interest in 2011.  Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total leverage ratios, (b) a minimum consolidated first lien indebtedness ratio, and (c) a maximum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.  We believe we will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from September 30, 2010.

No Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 53 through 58 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of September 30, 2010 there has been no material change to this information.

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

The Term Loan Borrowings at September 30, 2010 under the senior credit facilities bear interest at a weighted average interest rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2010 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.3 million, based on the outstanding balance of our credit facilities as of September 30, 2010.  Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows.  Our 7% senior subordinated notes, our 8.875% senior secured second lien notes, our 7% senior subordinated PIK notes due 2014, and our 11.375% senior discount notes are fixed rate debt obligations and therefore do not result in a change in our cash flow from operations. As of September 30, 2010, we have no financial instruments in place to hedge against changes in the benchmark interest rates on this fixed rate debt.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.

32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.

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

Dated: November 5, 2010