Form 10-K
period 2010-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2011-03-16
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from              to             .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 1400, Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

(972) 373-8800
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $47,812,829.

As of March 7, 2011, the Registrant had 15,038,839 shares of Class A Common Stock outstanding and 13,411,588 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

i

General

Nexstar Broadcasting, Inc. has time brokerage agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by Mission Broadcasting, Inc., but does not own any of the equity interests in Mission Broadcasting, Inc. For a description of the relationship between Nexstar Broadcasting Group, Inc. and Mission Broadcasting, Inc., see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The information in this Annual Report on Form 10-K includes information related to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries. It also includes information related to Mission Broadcasting, Inc. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as discussed in Note 2 to our Consolidated Financial Statements, the financial results of Mission Broadcasting, Inc. are consolidated into the Consolidated Financial Statements contained herein.

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned indirect subsidiary; “Nexstar Finance Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned direct subsidiary; “Mission” refers to Mission Broadcasting, Inc.; the “Company” refers to Nexstar and Mission collectively; “ABRY” refers to Nexstar Broadcasting Group, Inc.’s principal stockholder, ABRY Partners, LLC and its affiliated funds; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2010 4th Edition, as published by BIA Financial Network, Inc.

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

PART I

Item 1.	Business

Overview

We are a television broadcasting and digital media company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States, primarily markets that rank from 50 to 175 out of the 210 generally recognized television markets, as reported by A.C. Nielsen Company.

As of December 31, 2010, we owned, operated, programmed or provided sales and other services to 59 television stations and four digital multi-cast channels, including those owned by Mission, in 34 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Rhode Island, Utah and Florida.  In 21 of the 34 markets that we serve, we own, operate, program or provide sales and other services to more than one station.  We refer to these markets as duopoly markets.  These stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (9 stations), FOX (15 stations), MyNetworkTV (7 stations and one digital multi-cast channel), The CW (4 stations), LATV (2 digital multi-cast channels), Azteca America (1 station) and Telemundo (1 digital multi-cast channel) and reaches approximately 13.3 million viewers or 11.4% of all U.S. television households.

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

We seek to grow our revenue and broadcast cash flow by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to, as well as through our growing portfolio of internet-based products and services. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brand and community presence with local advertisers. We further improve broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

Our principal offices are at 5215 North O’Connor Blvd., Suite 1400, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in approximately two-thirds of our markets that feature local newscasts produced by us, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2010 we earned approximately one-third of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to provide between 15 to 25 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2010, revenue generated from local advertising represented 73.7% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Invest in eMedia. Our eMedia team is focused on new technologies and growing our portfolio of internet products and services. These provide access to our local news and information, as well as community centric business and services. We delivered a record audience across all of our web sites in 2010. During the year, we had almost 22 million unique visitors, who utilized over 158 million page views. Also in 2010, we launched our mobile platform in all of our markets, including apps for both the iPhone and Android devices. This growing sector took off immediately, accounting for 20% of our page views by year end. Nexstar eMedia is committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 76.2% of our net broadcast revenue for the year ended December 31, 2010 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Our and Mission’s cash broadcast payments were 3.5%, 4.0% and 3.1% of net broadcast revenue for the years ended December 31, 2010, 2009 and  2008, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, Fox and ABC affiliated stations which represented approximately 30.8%, 28.6%, 23.1% and 13.5%, respectively, of our 2010 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 16 television stations that are owned and operated by Mission. Mission is 100% owned by an independent third party. We do not own Mission or any of its television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar’s power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, we are deemed under GAAP to have a controlling financial interest in Mission. As a result of our controlling financial interest in Mission under GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of Mission with us as if Mission were a wholly-owned entity. We expect our option agreements with Mission to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services as of December 31, 2010:

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
9	Washington, DC/Hagerstown, MD	WHAG	NBC	O&O	(4)	(5)
32	Salt Lake City, UT	KUTV	CBS	MSA	8	10/1/14
		KMYU	MyNetworkTV	MSA		10/1/14
38	West Palm Beach, FL	WTVX/WTVX-D-2	The CW/LATV	MSA	5	2/1/13
		WTCN	MyNetworkTV	MSA		2/1/13
		WWHB	Azteca America	MSA		2/1/13
39	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O (6)	5	(5)
44	Austin, TX	KEYE/KEYE-D-2	CBS/Telemundo	MSA	5	8/1/14
49	Jacksonville, FL	WCWJ	The CW	O&O	6	2/1/13
53	Providence, RI	WLWC/WLWC-D-2	The CW/LATV	MSA	5	4/1/15
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	7	(5)
		WYOU	CBS	LSA (7)		(5)
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	7	(5)
		KARZ	MyNetworkTV	O&O		6/1/13
74	Springfield, MO	KOLR	CBS	LSA (7)	6	(5)
		KSFX	Fox	O&O		(5)
81	Rochester, NY	WROC	CBS	O&O	4	(5)
		WUHF	Fox	LSA		6/1/15
83	Shreveport, LA	KTAL	NBC	O&O	6	8/1/14
84	Champaign-Springfield-	WCIA	CBS	O&O	6	(5)
	Decatur, IL	WCFN	MyNetworkTV	O&O		(5)
100	Ft. Smith-Fayetteville-	KFTA	Fox/NBC	O&O	6	6/1/13
	Springdale-Rogers, AR	KNWA	NBC/Fox	O&O		(5)
102	Johnstown-Altoona, PA	WTAJ	CBS	O&O	5	(5)
103	Evansville, IN	WTVW	Fox	O&O	5	(5)
107	Ft. Wayne, IN	WFFT	Fox	O&O	4	(5)
116	Peoria-Bloomington, IL	WMBD	CBS	O&O	5	(5)
		WYZZ	Fox	LSA		12/1/13
131	Amarillo, TX	KAMR	NBC	O&O	5	(5)
		KCIT	Fox	LSA (7)		(5)
		KCPN-LP	MyNetworkTV	LSA (7)		(5)
134	Rockford, IL	WQRF	Fox	O&O	4	(5)
		WTVO/WTVO-D-2	ABC/MyNetworkTV	LSA (7)		(5)
138	Monroe, LA-	KARD	Fox	O&O	6	(5)
	El Dorado, AR	KTVE	NBC	LSA (7)		6/1/13
141	Beaumont-Port Arthur, TX	KBTV	Fox	O&O	4	(5)
142	Lubbock, TX	KLBK	CBS	O&O	5	(5)
		KAMC	ABC	LSA (7)		(5)
144	Erie, PA	WJET	ABC	O&O	4	(5)
		WFXP	Fox	LSA (7)		(5)
146	Wichita Falls, TX-	KFDX	NBC	O&O	5	(5)
	Lawton, OK	KJTL	Fox	LSA (7)		(5)
		KJBO-LP	MyNetworkTV	LSA (7)		(5)
148	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	4	(5)
		KODE	ABC	LSA (7)		(5)
151	Odessa-Midland, TX	KMID	ABC	O&O	5	(5)
152	Terre Haute, IN	WTWO	NBC	O&O	3	(5)
		WFXW	Fox	LSA (7)		(5)
165	Abilene-Sweetwater, TX	KTAB	CBS	O&O	4	(5)
		KRBC	NBC	LSA (7)		(5)
169	Dothan, AL	WDHN	ABC	O&O	3	(5)
170	Billings, MT	KSVI	ABC	O&O	4	(5)
		KHMT	Fox	LSA (7)		(5)
171	Utica, NY	WFXV	Fox	O&O	4	(5)
		WPNY-LP	MyNetworkTV	O&O		(5)
		WUTR	ABC	LSA (7)		(5)
196	San Angelo, TX	KSAN	NBC	LSA (7)	4	(5)
		KLST	CBS	O&O		(5)
200	St. Joseph, MO	KQTV	ABC	O&O	1	(5)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2010 4th Edition, as published by BIA Financial Network, Inc.

(2)
O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services utilizing our employees to a station owned and operated by an independent third party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. MSA or management service agreement, refers to a contract under which we provide management oversight of a third party’s stations and employees. For further information regarding the LSAs to which we are party, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)
The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2010 4th Edition, as published by BIA Financial Network, Inc.

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

(6)	Although Nexstar owns WLYH, this station is programmed by Newport Television pursuant to a time brokerage agreement.
(7)	These stations are owned by Mission.

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

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, CBS, Fox or ABC) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming, along with cash payments for some NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

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

Network Affiliations

Each station that we own and operate, program or provide sales and other services to as of December 31, 2010 is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WTVW	Evansville, IN	Fox	June 2010 (5)
WQRF	Rockford, IL	Fox	June 2010 (5)
KARD	Monroe, LA-El Dorado, AR	Fox	June 2010 (5)
KSFX	Springfield, MO	Fox	June 2010 (5)
WFXV	Utica, NY	Fox	June 2010 (5)
WFFT	Ft. Wayne, IN	Fox	June 2010 (5)
KCIT (1)	Amarillo, TX	Fox	June 2010 (5)
WFXP (1)	Erie, PA	Fox	June 2010 (5)
KJTL (1)	Wichita Falls, TX-Lawton, OK	Fox	June 2010 (5)
WFXW (1)	Terre Haute, IN	Fox	June 2010 (5)
KHMT (1)	Billings, MT	Fox	June 2010 (5)
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox	June 2010 (5)
WUTR (1)	Utica, NY	ABC	December 2010 (5)
WDHN	Dothan, AL	ABC	December 2010 (5)
WJET	Erie, PA	ABC	December 2010 (5)
KSVI	Billings, MT	ABC	December 2010 (5)
KMID	Odessa-Midland, TX	ABC	December 2010 (5)
WTVO (1)	Rockford, IL	ABC	December 2010 (5)
KAMC (1)	Lubbock, TX	ABC	December 2010 (5)
WCWJ	Jacksonville, FL	The CW	September 2011
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2011
WTWO	Terre Haute, IN	NBC	December 2011
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2011
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2011
KTVE (1)	Monroe, LA—El Dorado, AR	NBC	December 2011
KSAN (1)	San Angelo, TX	NBC	December 2011
KRBC (1)	Abilene-Sweetwater, TX	NBC	December 2011
WWHB (2)	West Palm Beach, FL	Azteca America	February 2012
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
WUHF (2)	Rochester, NY	Fox	December 2012
WYZZ (2)	Peoria-Bloomington, IL	Fox	December 2012
KQTV	St. Joseph, MO	ABC	December 2012
KODE (1)	Joplin, MO-Pittsburg, KS	ABC	December 2012
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
WTVX-D-2 (2)	West Palm Beach, FL	LATV	May 2013
WLWC-D-2 (2)	Providence, RI	LATV	June 2013
KOLR (1)	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KBTV	Beaumont-Port Arthur, TX	Fox	December 2013
KARZ	Little Rock-Pine Bluff, AR	MyNetworkTV	August 2014
WPNY-LP	Utica, NY	MyNetworkTV	August 2014
WCFN	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2014
KCPN-LP (1)	Amarillo, TX	MyNetworkTV	August 2014
KJBO-LP (1)	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2014
WTVO-D-2 (1)	Rockford, IL	MyNetworkTV	August 2014
KMYU (2)	Salt Lake City, UT	MyNetworkTV	August 2014
WTCN (2)	West Palm Beach, FL	MyNetworkTV	August 2014
KEYE-D-2 (2)	Austin, TX	Telemundo	October 2014
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(3)	NBC	December 2014
WYOU (1)	Wilkes Barre-Scranton, PA	CBS	June 2015
WTAJ	Johnstown-Altoona, PA	CBS	May 2016
WTVX (2)	West Palm Beach, FL	The CW	August 2016
WLWC (2)	Providence, RI	The CW	August 2016
WLYH (4)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016
KEYE (2)	Austin, TX	CBS	April 2017
KUTV (2)	Salt Lake City, UT	CBS	April 2017

(1)	These stations are owned by Mission, which maintains the network affiliation agreements.
(2)	These stations are owned by other independent third parties, which maintain the network affiliation agreements.
(3)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(4)
Under a time brokerage agreement, Nexstar allows Newport Television License, LLC, Inc. to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar.

(5)	These arrangements have continued under their previous contractual terms during renewal negotiations with the networks.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

We expect the network affiliation agreements listed above to be renewed.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the adverting rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portal digital devices such as video iPods and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as VCRs, DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites) and gaming devices.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

After a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station licensee for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

Station Transfer.  The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership (by vote and by equity).

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper.

Local Ownership (Duopoly Rule). Under the current duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

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

The only markets in which we currently are permitted to own two stations under the duopoly rule are the Champaign-Springfield-Decatur, Illinois market and the Little Rock-Pine Bluff, Arkansas market. However, we also are permitted to own two stations in the Fort Smith-Fayetteville-Springdale-Rogers, Arkansas market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. In all of the markets where we have entered into local service agreements, except for two, we do not provide programming other than news (comprising less than 15% of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise.

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

The stations that Nexstar owns have a combined national audience reach of 4.4% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices”, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices”, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper except in cases where the market at issue is one of the 20 largest DMAs, and subject to other criteria and limitations.

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC adopted modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect. Multiple court appeals of this proceeding were filed and remain pending.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules. These studies have not yet been provided to the general public for review and comment. We believe that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. We cannot predict when the FCC will issue this NPRM but anticipate it will be sometime in 2011.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable and Satellite Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.”  Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2011, and will be effective January 1, 2012. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

A broadcaster that elects retransmission consent waives its mandatory carriage rights, and the broadcaster and the MVPD must negotiate in good faith for carriage of the station’s signal. Negotiated terms may include channel position, service tier carriage, carriage of multiple program streams, compensation and other consideration. If a broadcaster elects to negotiate retransmission terms, it is possible that the broadcaster and the MVPD will not reach agreement and that the MVPD will not carry the station’s signal.

MVPD operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

We and Mission elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We and Mission have negotiated retransmission consent agreements with substantially all of the MVPDs which carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning (and, under recently proposed rules, video description);

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, substantially all full power television stations have completed the transition from analog to digital television (DTV) broadcasting. The FCC has initiated a proceeding with respect to the conversion of existing low power and television translator stations to digital operation. The FCC has asked for comment on whether to adopt a date in 2012 by which analog low power and television translator stations must cease analog operation.

Employees

As of December 31, 2010, we had a total of 2,111 employees, comprised of 1,857 full-time and 254 part-time employees. As of December 31, 2010, 160 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Upon request, we will provide copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other filings with the SEC. Requests can be sent to Nexstar Broadcasting Group, Attn: Investor Relations, 5215 N. O’Connor Blvd., Suite 1400, Irving, TX 75039. Additional information about us, or stations and the stations we program or provide services to can be found on our website at www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

Item 1A.                      Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

Economic slowdowns in the United States could adversely affect the demand for television advertising. In addition, general trends in the television industry could adversely affect demand for television advertising as consumers flock to alternative media, including the Internet, for entertainment.

Any economic slowdown in the United States could adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Moreover, television viewing among consumers has been negatively impacted by the increasing availability of alternative media, including the Internet. As a result, in recent years demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of our stations.

We and Mission have a history of net losses.

We and Mission had aggregate net losses of $1.8 million, $12.6 million and $78.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. We and Mission may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2010, we and Mission had $643.1 million of debt, which represented 137.4% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

Our senior secured credit facility and the indentures governing our publicly-held notes contain various covenants that restrict our ability to, among other things:

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

In addition, our senior secured credit facility requires us to maintain or meet certain financial ratios, including consolidated leverage ratios and fixed charges coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business. Mission’s senior secured credit facility contains similar terms and restrictions.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including maximum total and first lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type.

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by an independent third party. Mission owns and operates 16 television stations as of December 31, 2010. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of the available cash, after payment of debt service costs, generated by Mission’s stations. We also guarantee all of the obligations incurred under Mission’s senior secured credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. The sole shareholder of Mission has granted to us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

We do not own Mission or Mission’s television stations. However, as a result of our guarantee of the obligations incurred under Mission’s senior secured credit facility, our arrangements under the local service agreements and purchase option agreements with Mission, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both us and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over the programming, finances, personnel and operations of its stations. As a result, Mission’s sole shareholder and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission. For instance, we may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, Mission’s sole shareholder could choose to pay himself a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate or provide services to have network affiliation agreements––12 stations have primary affiliation agreements with NBC, 11 with CBS, 9 with ABC, 15 with Fox, 7 with MyNetworkTV, 4 with The CW and 1 with Azteca America. Additionally, four of the stations have secondary affiliation agreements – one with MyNetworkTV, two with LATV and one with Telemundo.  Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

    All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through August 2017. Our and Mission’s Fox network agreements for 12 stations expired in June 2010 and our and Mission’s ABC agreements for seven stations expired in December 2010. These agreements have continued under the same terms during our renewal negotiations. However, in order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with cable operators, direct broadcast satellite operators, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements. Networks have proposed to include these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Nexstar and could have an adverse effect on our business, financial condition, and results of operations.

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations.  On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

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

Nexstar and Mission filed renewal of license applications for their stations between June 2004 and April 2008. The majority of these applications, including the WCIA, KSFX and KOLR applications discussed above, remain pending with the FCC. Once a renewal application is timely filed, a station may continue to operate under its license even if its expiration date has passed. We and Mission expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so.

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

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own, and those rules are subject to change. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

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

In addition, the FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. The FCC initiated its statutory review of its ownership rules in May 2010, which includes a review of local service arrangements. We believe the FCC will continue its review during 2011 but we cannot predict when the FCC will issue a decision on any proposed rule changes. However, if the FCC adopts a joint sales agreement attribution rule, or any other new or modified rule affecting the ownership of television stations, we will be required to comply with such rules.

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

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S. ownership (by vote and by equity). Because our majority shareholder, ABRY, has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited to approximately 12% of our total outstanding equity.

The interest of our principal stockholder, ABRY, in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast or other media interests of our officers, directors and stockholders with 5% or greater voting power are generally attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or daily newspaper in the same market.

ABRY, our principal stockholder, is one of the largest private firms specializing in media and broadcasting investments. As a result of ABRY’s interest in us, we could be prevented from acquiring broadcast companies in markets where ABRY has an attributable interest in television stations or other media, which could impair our ability to execute our acquisition strategy. Our certificate of incorporation allows ABRY and its affiliates to identify, pursue and consummate additional acquisitions of television stations or other broadcast-related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

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

    In addition, a change in control would be an event of default under our senior secured credit facility and trigger the rights of holders of our publicly-traded notes to cause us to repurchase such notes. These events would add to the cost of an acquisition, which could deter a third party from acquiring us.

We and Mission have a material amount of goodwill and intangible assets, and therefore we and Mission could suffer losses due to future asset impairment charges.

As of December 31, 2010, approximately $339.0 million, or 56.3%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements.  We recorded an impairment charge of $16.2 million during the year ended December 31, 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our stations.  We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive revenue primarily from the sale of advertising time. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes our operating results particularly susceptible to prevailing economic conditions. Our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

In addition, video compression techniques, now in use with direct broadcast satellites, cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. In one of several judicial appeals of FCC enforcement actions, a Federal court in July 2010 held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment. That decision is subject to further appeal. Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent. Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325 thousand per violation.

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

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules; to determine whether it should establish more detailed criteria and additional recordkeeping and reporting obligations with respect to broadcasters’ requirements to serve the local public interest; and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule. Changes to any of these rules may have significant impact on us and the stations we provide services to.

In addition, the FCC has sought comment on whether there are alternatives to the use of DMAs to define local markets such that certain viewers whose current DMAs straddle multiple states would be provided with more in-state broadcast programming. If the FCC determines to modify the use of existing DMAs to determine a station’s local market, such change might materially alter current station operations and could have an adverse effect on our business, financial condition and results of operations.

The FCC also may decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use which alteration could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated a proceeding to assess the availability of spectrum to meet future wireless broadband needs pursuant to which the FCC is examining whether 120 megahertz of the spectrum currently used for commercial broadcast television can be made available for wireless broadband use. The FCC has requested comment on, among other things, whether to implement a proposal to require each broadcast station to share its 6 megahertz of spectrum with one or more other stations located in the same market, reducing television station service areas and distance separations, conducting voluntary incentive auctions and other voluntary and involuntary mechanisms. If the FCC determines to move forward with this proposal, it may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                                Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/11
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/11
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK/KARZ—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	4/5/11

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/13
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/13
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	Month to Month
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	Month to Month
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio	Leased	8,000 Sq. Ft.	1/31/13
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	3/31/12

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—
Tower/Transmitter Site	Leased	.29 Acres	12/1/23

KTAB—Abilene-Sweetwater, TX
Office-Studio (1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month
WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	12,000 Sq. Ft.	6/30/12
Sales Office-Frederick	Leased	885 Sq. Ft.	3/31/16
Office-Studio—Berryville News Bureau	Leased	700 Sq. Ft.	7/31/13
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WTVW—Evansville, IN
Office-Studio	100% Owned	1.834 Acres	––
Office-Studio	100% Owned	14,280 Sq. Ft.	––
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KSFX—Springfield, MO
Office-Studio (2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	Month to Month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio (3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—

WPNY–LP—Utica, NY
Office-Studio (4)	—	—	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site—Coburn Road	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	5/31/24
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/15
Tower/Transmitter Site—Sheridan, WY	Leased	56 Sq. Ft.	12/30/29
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WCWJ—Jacksonville, FL
Office-Studio	100% Owned	19,847 Sq. Ft.	—
Office-Studio—Tower Transmitter Site	100% Owned	7.92 Acres	—
Building-Transmitter Site	100% Owned	200 Sq. Ft.	—

WQRF—Rockford, IL
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office—Fayetteville	Leased	2,848 Sq. Ft.	4/30/15
Office—Rogers	Leased	1,612 Sq. Ft.	7/31/13
Office-Studio—Fayetteville	Leased	10,000 Sq. Ft.	3/31/15
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	936 Sq. Ft.	7/31/25
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Tower/Transmitter Site—Fort Smith	Leased	1,925 Sq. Ft.	9/1/11
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/14
Office-Johnstown	Leased	672 Sq. Ft.	2/28/11
Office-State College Bureau	Leased	2,915 Sq. Ft.	2/28/13
Office-Dubois Bureau	Leased	315 Sq. Ft.	7/31/13
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

Corporate Office—Irving, TX	Leased	18,168 Sq. Ft.	12/31/13

Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KSFX are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site (3)	—	—	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site (9)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio (10)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site—Union Parrish	Leased	2.7 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio (6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio (7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio (8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site—Mohawk	Leased	48 Sq. Ft.	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office-Westlake, OH	Leased	640 Sq. Ft.	12/31/13

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WFXW are owned by WTWO.
(3)	The office space, studio and tower used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.
(9)	The tower/transmitter used by KRBC is owned by KTAB.
(10)	The office space and studio used by KTVE are owned by KARD.

Item 3.                      Legal Proceedings

From time to time, Nexstar and Mission are involved in litigation that arises from the ordinary course of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these legal proceedings, Nexstar and Mission believe the resulting liabilities would not have a material adverse effect on Nexstar’s or Mission’s financial condition or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:
	High	Low
1st Quarter 2009	$0.94	$0.53
2nd Quarter 2009	$0.95	$0.64
3rd Quarter 2009	$3.67	$0.59
4th Quarter 2009	$4.07	$2.05
1st Quarter 2010	$4.99	$3.81
2nd Quarter 2010	$7.56	$4.35
3rd Quarter 2010	$5.75	$3.64
4th Quarter 2010	$6.05	$4.25

We had the following shares outstanding of common stock held by stockholders of record as of March 7, 2011:

	Shares Outstanding	Stockholders of Record
Common—Class A	15,038,839	46(1)
Common—Class B	13,411,588	3

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 1,000 stockholders.

We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,785,000	$4.05	658,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,785,000	$4.05	658,000

For a more detailed description of our option plans and grants, we refer you to Note 15 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2005 through December 31, 2010 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies:  Gray Television, Inc., LIN TV Corp. and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2005. The performance shown is not necessarily indicative of future performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$92.82	$182.46	$10.20	$80.87	$119.60
NASDAQ Composite Index	$100.00	$110.38	$122.14	$73.31	$106.57	$125.92
Peer Group	$100.00	$102.19	$101.78	$23.53	$44.96	$76.00

Item 6.                      Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2010, 2009 and 2008 and balance sheet data as of December 31, 2010 and 2009 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2007 and 2006 and balance sheet data as of December 31, 2008, 2007 and 2006 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007, respectively. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2010	2009	2008	2007	2006
Statement of Operations Data, for the years ended December 31:
Net revenue	$313,350	$251,979	$284,919	$266,801	$265,169
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	78,322	77,233	78,287	74,128	71,465
Selling, general and administrative expenses, excluding depreciation and amortization	100,891	89,525	90,468	86,773	85,293
Restructure Charge	—	670	—	—	—
Non-cash contract termination fees	—	191	7,167	—	—
Impairment of goodwill(1)	—	7,360	38,856	—	—
Impairment of other intangible assets(1)	—	8,804	43,539	—	—
Amortization of broadcast rights	21,481	25,263	20,423	21,457	19,701
Depreciation and amortization	44,844	45,385	49,153	45,880	42,221
Gain on asset exchange	(30)	(8,093)	(4,776)	(1,962)	—
Loss (gain) on asset disposal, net	294	(2,560)	(43)	(17)	639
Income (loss) from operations	67,548	8,201	(38,155)	40,542	45,850
Interest expense	(54,273)	(39,236)	(48,832)	(55,040)	(51,783)
(Loss) gain on extinguishment of debt	(8,356)	18,567	2,897	—	—
Interest and other income	7	54	715	532	760
Income (loss) before income taxes	4,926	(12,414)	(83,375)	(13,966)	(5,173)
Income tax (expense) benefit	(6,741)	(200)	5,316	(5,807)	(3,819)
Net loss	$(1,815)	$(12,614)	$(78,059)	$(19,773)	$(8,992)
Net loss per common share, basic and diluted	$(0.06)	$(0.44)	$(2.75)	$(0.70)	$(0.32)
Weighted average common shares outstanding, basic and diluted	28,434	28,427	28,423	28,401	28,376
Balance Sheet data, as of December 31:
Cash and cash equivalents	$23,658	$12,752	$15,834	$16,226	$11,179
Working capital (deficit)	53,622	36,875	27,391	(11,472)	21,872
Net intangible assets and goodwill	339,040	362,762	390,540	494,092	519,450
Total assets	602,536	619,826	626,587	708,702	724,709
Total debt	643,100	670,374	662,117	681,176	681,135
Total stockholders’ deficit	(175,165)	(176,263)	(165,156)	(89,390)	(73,290)
Statement of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$59,268	$22,993	$60,648	$36,987	$54,462
Investing activities	(13,340)	(35,590)	(38,492)	(18,608)	(79,272)
Financing activities	(35,022)	9,515	(22,548)	(13,332)	22,502
Capital expenditures, net of proceeds from asset sales	13,799	18,838	30,687	18,221	23,751
Cash payments for broadcast rights	9,870	9,315	8,239	8,376	8,284

(1)
The Company recognized impairment charges related to goodwill and FCC licenses during the years ended December 31, 2009 and 2008 and related to network affiliation agreements for the year ended December 31, 2008. See Note 8 of our Consolidated Financial Statements for additional information.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As a result of our controlling financial interest in Mission, in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Consolidated Financial Statements for a discussion of our determination that we are required to consolidate Mission’s financial position, results of operations and cash flows under the authoritative guidance for variable interest entities. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

Executive Summary

2010 Highlights

  Net revenue increased 24.4% during 2010 compared to 2009, primarily from an increase in political, local and national advertising revenue, supplemented by smaller increases in retransmission compensation, eMedia advertising revenue and in management fees from stations we serve.
  Gross political advertising revenue increased $33.4 million, or more than five times, due to 2010 being an election year for numerous state and local races, compared to $5.9 million of political advertising in 2009.
  Gross local and national advertising revenue on a combined basis increased $23.4 million, or 11.0% during 2010 due in large part to a recovery of ad spend in automotive-related advertising, our largest advertising category.
  Retransmission compensation increased by $5.7 million or 23.3% due to new contracts and increases in rates on certain existing contracts. eMedia revenue increased by approximately $2.1 million or 18.3% as a result of expanding the products offered in this area and increased marketing efforts. Management fees for stations we serve (other than those owned by Mission) increased by $3.9 million or more than two times, due to increased profitability at those stations for the year.
  In April 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (the “8.875% Notes”). Nexstar Broadcasting and Mission used the net proceeds of the offering, together with borrowings under Nexstar Broadcasting and Mission’s amended senior secured credit facilities and cash on hand, to repurchase approximately 82% of Nexstar Broadcasting’s outstanding Senior Subordinated PIK Notes due 2014, to refinance Nexstar Broadcasting and Mission’s existing senior secured credit facilities and to pay related fees and expenses.
  During 2010, aggregate principal payments totaling $355.1 million were made on Nexstar’s and Mission’s debt outstanding. In conjunction with the issuance of the 8.875% Notes, along with scheduled payments and contractual springing payment requirements, $299.2 million was paid on Nexstar’s and Mission’s senior secured credit facilities. Additionally, in conjunction with the issuance of the 8.875% Notes, Nexstar Broadcasting completed a cash tender offer to retire $34.3 million of the senior subordinated PIK notes due 2014. The remaining balance of $8.3 million of the senior subordinated PIK notes due 2014 was repurchased in various transactions throughout the year. Additionally, throughout 2010, Nexstar completed repurchases of $6.7 million of the 7% senior subordinated PIK notes due 2014, $2.5 million of the 7% senior subordinated notes due 2014 and $4.1 million of the 11.375% senior discount notes due 2013.
  In January 2010, the Compensation Committee approved the repricing of outstanding options with an exercise price of $5.00 or more to a new exercise price equal to the current closing price of the stock of $4.56 per share. In May 2010, the shareholders of Nexstar approved the repricing. The total incremental fair value of the repriced awards to be recognized into expense was calculated to be $1.8 million, of which $1.6 million was recognized at the time of the repricing in selling, general & administrative expense. The remaining incremental cost will be recognized over the remaining vesting periods of the repriced options.

Overview of Operations

We owned and operated 34 television stations as of December 31, 2010. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations and four digital multicast channels, including 16 television stations and one digital multicast channel owned and operated by Mission as of December 31, 2010. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2010 with Mission:

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

We do not own Mission or Mission’s television stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder. In compliance with FCC regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

The operating revenue of our stations is derived primarily from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2010 and 2009, revenue generated from local advertising represented 73.7% and 74.1%, respectively, of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). The remaining advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Each of our stations and the stations we provide services to has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, some of our stations and the stations we provide services to receive cash compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox, MyNetworkTV and The CW do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation is being eliminated and many of the networks are now seeking cash payments from their affiliates.

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The assets are amortized using the straight-line method over the license period or period of usage, whichever ends earlier. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the amortization period of the asset as barter revenue.

Our primary operating expenses consist of commissions on advertising revenue, employee compensation and benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

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

Industry Trends

Overall the industry has shown significant improvement in year over year revenue generation between 2010 and 2009. Reasons for the improvement include an overall upswing in economic conditions, recovery in advertising spending by the top advertising categories, strong political spending, and rapid growth and high incremental margins in both eMedia and retransmission revenues.

Our net revenue increased 24.4% to $313.4 million for the year ended December 31, 2010 compared to $252.0 million for the year ended December 31, 2009 primarily due to an increase in political, local and national advertising revenue. Political advertising revenue was $39.3 million for the year ended December 31, 2010, a significant increase from the $5.9 million for the year ended December 31, 2009. The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. During an election year, political advertising revenue makes up a significant portion of the increase in revenue.  However, even during an election year, political revenue is influenced by geography and the competitiveness of the election races. Since 2011 is not an election year, we expect a significant decrease in the political advertising revenue to be reported in 2011 in relation to the amount of political advertising reported in 2010.

The increase in political revenue was accompanied by an increase in local and national advertising revenue of $23.4 million, or 11.0%. The increase was primarily due to the upswing in economic conditions compared to the prior year. In addition, the declining trend seen in the automotive industry in 2009 and 2008 has reversed and demand for advertising from this business category has shown significant improvement compared to 2009. Automotive-related advertising, our largest advertising category, increased approximately 28.4% for the year ended December 31, 2010 as compared to the same period in 2009. Automotive-related advertising represented approximately 21.5% and 18.6% of our core local and national advertising revenue for the years ended December 31, 2010 and 2009, respectively.

Television broadcasters continue to experience rapid growth and high incremental margins in retransmission revenues and eMedia. In 2010, the company achieved 23.3% and 18.3% growth in retransmission compensation and eMedia revenue, respectively.

Debt Transactions

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% Notes. Nexstar Broadcasting and Mission used the net proceeds of the offering, which was approximately $316.8 million, and cash on hand to pay off $218.3 million of the outstanding term loans and $53.3 million of the outstanding revolving loans borrowed under the previous Nexstar and Mission Credit Agreements, to repurchase $34.3 million of Nexstar Broadcasting’s outstanding senior subordinated PIK notes due 2014 and to pay related fees and expenses.

    On April 19, 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”) became effective. This amendment reduced the principal amount available under the revolving credit facility to $65.0 million and the Term Loan B to $61.0 million.

    On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”) became effective. This amendment reduced the principal amount available under the revolving credit facility to $10.0 million and the Term Loan B to $39.0 million.

The Credit Agreements were amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) amend the financial covenants and provide additional flexibility thereunder, (iv) permit the incurrence of incremental Term Loan B facilities of up to an aggregate amount equal to $100.0 million, (v) permit Nexstar Broadcasting and Mission, under certain circumstances to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness, and (vi) relieve the respective borrowers from their obligation to make mandatory prepayments under certain circumstances.

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

    In conjunction with the amendments to the credit agreements and issuance of the 8.875% Notes, approximately $4.4 million of professional and legal fees were capitalized as debt finance cost, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the related agreements.

    In conjunction with the issuance of the 8.875% Notes, Nexstar Broadcasting completed a cash tender offer to retire $34.3 million of the senior subordinated PIK notes due 2014. Additionally, in 2010, Nexstar Broadcasting repurchased the remaining balance of $8.3 million of the senior subordinated PIK notes due 2014 in various transactions throughout the year. Additionally, throughout 2010, Nexstar completed repurchases of $6.7 million of the 7% senior subordinated PIK notes due 2014, $2.5 million of the 7% senior subordinated notes due 2014 and $4.1 million of the 11.375% senior discount notes due 2013.

    These transactions resulted in a loss on debt extinguishment of approximately $8.4 million for 2010, including approximately $2.5 million Nexstar Broadcasting and Mission paid to the creditors related to debt amendments.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by the Company’s stations for the years ended December 31 and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Local	$173,901	52.9	$157,429	60.6	$171,552	57.0
National	61,995	18.8	55,052	21.2	66,122	22.0
Political	39,318	12.0	5,949	2.3	32,886	10.9
Retransmission compensation(1)	29,911	9.1	24,252	9.3	14,393	4.8
eMedia revenue	13,821	4.2	11,687	4.5	10,180	3.4
Network compensation	2,050	0.6	2,136	0.8	3,523	1.1
Management fee	5,674	1.7	1,758	0.7	—	—
Other	2,270	0.7	1,644	0.6	2,498	0.8
Total gross revenue	328,940	100.0	259,907	100.0	301,154	100.0
Less: Agency commissions	(35,317)	(10.7)	(27,328)	(10.5)	(34,587)	(11.5)
Net broadcast revenue	293,623	89.3	232,579	89.5	266,567	88.5
Trade and barter revenue	19,727		19,400		18,352
Net revenue	$313,350		$251,979		$284,919

(1)
Retransmission compensation consists of a per subscriber-based compensatory fee and excludes advertising revenue generated from retransmission consent agreements, which is included in gross local advertising revenue.

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 and the components as a percentage of net revenue (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Net revenue	$313,350	100.0	$251,979	100.0	$284,919	100.0
Operating expenses (income):
Corporate expenses	19,890	6.3	18,561	7.4	15,473	5.4
Station direct operating expenses, net of trade	70,674	22.6	70,549	28.0	72,056	25.3
Selling, general and administrative expenses	81,001	25.5	70,964	28.2	74,995	26.3
Impairment of goodwill	—	—	7,360	2.9	38,856	13.6
Impairment of other intangible assets	—	—	8,804	3.5	43,539	15.3
Restructure charge	—	—	670	0.3	—	—
Non-cash contract termination fees	—	—	191	0.1	7,167	2.5
Gain on asset exchange	(30)	—	(8,093)	(3.2)	(4,776)	(1.7)
Loss (gain) on asset disposal, net	294	0.1	(2,560)	(1.0)	(43)	—
Trade and barter expense	19,602	6.3	18,699	7.4	17,936	6.3
Depreciation and amortization	44,844	14.3	45,385	18.0	49,153	17.3
Amortization of broadcast rights, excluding barter	9,527	3.0	13,248	5.3	8,718	3.1
Income (loss) from operations	$67,548		$8,201		$(38,155)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Gross local advertising revenue was $173.9 million for the year ended December 31, 2010, compared to $157.4 million for the same period in 2009, an increase of $16.5 million, or 10.5%. Gross national advertising revenue was $62.0 million for the year ended December 31, 2010, compared to $55.1 million for the same period in 2009, an increase of $6.9 million, or 12.6%. The combined increase in gross local and national advertising revenue of $23.4 million was largely the result of an $11.3 million increase in automotive related advertising, our largest advertising category. Also contributing to the overall increase in local and national advertising were increases in the following advertising categories:  $5.6 million in services, $3.3 million in department stores and retail, $1.3 million in education, $1.3 million in telecom and $1.2 million in entertainment. These increases were partially offset by a decrease in the paid programming category of $1.7 million.

Gross political advertising revenue was $39.3 million for the year ended December 31, 2010, compared to $5.9 million for the same period in 2009, an increase of $33.4 million, or more than five times. The increase in gross political revenue was attributed to state and local races (primarily in Pennsylvania, New York, Illinois, Maryland, Missouri, Texas and Arkansas) that occurred during the year ended December 31, 2010 as compared to nominal political advertising during the year ended December 31, 2009.

Retransmission compensation was $29.9 million for the year ended December 31, 2010, compared to $24.3 million for the same period in 2009, an increase of $5.7 million, or 23.3%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year and the addition of WCWJ in May 2009.

eMedia revenue, representing web-based advertising revenue generated at our stations, was $13.8 million for the year ended December 31, 2010, compared to $11.7 million for the same period in 2009, an increase of $2.1 million or 18.3%. The increase in eMedia revenue was a result of an overall upswing in the economy and enhanced sales efforts for the eMedia product.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $19.9 million for the year ended December 31, 2010, compared to $18.6 million for the year ended December 31, 2009, an increase of $1.3 million, or 7.2%. The increase was primarily attributed to the recognition of $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010 (see Note 15 to the Consolidated Financial Statements for more details related to the stock option repricing), $4.3 million in bonus payments and $0.4 million for the reinstatement of our 401(k) match, partially offset by the elimination of 2009 costs of $2.9 million in professional fees associated with the 7% senior subordinated PIK notes exchange offer in March 2009.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $151.7 million for the year ended December 31, 2010, compared to $141.5 million for the same period in 2009, an increase of $10.2 million, or 7.2%. The increase in station expenses was primarily attributed to an increase of $3.3 million in national and local sales commissions related to increased revenues, as well as increases of $3.1 million in amounts paid under station outsourcing agreements, $1.6 million in bad debt expense, $0.7 million in programming costs, $0.4 million in property taxes and $0.3 million in lease buyouts.

Amortization of broadcast rights, excluding barter, was $9.5 million for the year ended December 31, 2010, compared to $13.2 million for the same period in 2009, a decrease of $3.7 million, or 28.1%. The decrease was primarily due to the impact of $2.4 million of 2009 write-downs.

Amortization of intangible assets remained consistent at $23.7 million for each of the years ended December 31, 2010 and 2009, due to the consistent balance of amortizable intangible assets during 2010 and 2009.

Depreciation of property and equipment was $21.1 million for the year ended December 31, 2010, compared to $21.7 million for the same period in 2009, a decrease of $0.6 million, or 2.6%.

For the year ended December 31, 2009, we recognized a non-cash gain of $8.1 million from the exchange of equipment for the digital conversion under an arrangement with Sprint Nextel Corporation. This program concluded in early 2010, resulting in an insignificant gain in 2010.

Interest Expense

Interest expense, including amortization of debt financing costs and debt discounts, was $54.3 million for the year ended December 31, 2010, compared to $39.2 million for the same period in 2009, an increase of $15.0 million, or 38.3%. The increase in interest expense was primarily attributed to the higher interest rate of the $325.0 million 8.875% Notes compared to the senior secured credit facilities.

Loss on Extinguishment of Debt

In 2010, the Company recognized $8.4 million of loss on extinguishment of debt, including $6.0 million related to the amendments of Nexstar’s and Mission’s senior secured credit facilities, $2.6 million related to the repurchases and complete retirement of the senior subordinated PIK notes due 2014 and $0.2 million related to the repurchases of the 11.375% senior discount notes due 2013, offset by gains of $0.4 million related to the repurchases of the 7% senior subordinated notes due 2014 and 7% senior subordinated PIK notes due 2014.

Income Taxes

Income tax expense was $6.7 million for the year ended December 31, 2010, compared to $0.2 million for the same period in 2009, an increase of $6.5 million. Our provision for income taxes is primarily created by an increase in the deferred tax liability position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. In 2009, an impairment charge of $16.2 million on indefinite-lived intangible assets reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the taxable losses for 2010 and 2009, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Gross local advertising revenue was $157.4 million for the year ended December 31, 2009, compared to $171.6 million for the same period in 2008, a decrease of $14.2 million, or 8.2%. Gross national advertising revenue was $55.1 million for the year ended December 31, 2009, compared to $66.1 million for the same period in 2008, a decrease of $11.0 million, or 16.7%. The combined net decrease in gross local and national advertising revenue of $25.2 million was largely the result of a $17.9 million decrease in automotive related advertising, our largest advertising category.  Also contributing to the overall decrease in local and national advertising were decreases in the following advertising categories:  fast food and restaurants - $0.9 million; department stores and retail - $1.0 million; furniture - $1.9 million; paid programming - $3.0 million; medical and healthcare - $1.5 million; and telecom - $2.0 million.  These decreases were partially offset by an increase in the radio, cable and newspaper category of $2.5 million and also the addition of stations KARZ and WCWJ in 2009, which contributed combined local and national advertising revenue of $6.8 million.

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

eMedia revenue, representing web-based advertising generated at our stations, was $11.7 million for the year ended December 31, 2009, compared to $10.2 million for the year ended December 31, 2008, an increase of $1.5 million or 14.8%. The increase in new media revenue was a result of offering new products in 2009, as well as the acquisition of WCWJ in May 2009.

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

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, approximately 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date. We estimate the restructuring saves us approximately $2.2 million annually. We incurred a $0.7 million charge during 2009 related to these benefits.

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

We recorded an impairment charge of $16.2 million during 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our television stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our television stations. In 2008, we recorded total impairment charges of $82.4 million that included an impairment to the carrying values of FCC licenses of $41.4 million, related to 22 of our television stations; an impairment to the carrying value of network affiliation agreements of $2.1 million, related to three of our television stations; and an impairment to the carrying values of goodwill of $38.9 million, related to 10 reporting units consisting of 11 of our television stations. As required by the authoritative guidance for goodwill and other intangible assets, we tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired. These events and circumstances include the overall economic recession and a continued decline in demand for advertising at several of our stations. See Note 8 to the Consolidated Financial Statements.

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

Income Taxes

Income tax expense was $0.2 million for the year ended December 31, 2009, compared to a benefit of $5.3 million for the same period in 2008, an increase in expense of $5.5 million. The increase was primarily due to the tax benefit recognized as a result of the $80.3 million impairment charge in 2008 compared to the $16.2 million impairment charge in 2009 on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$59,268	$22,993	$60,648
Net cash used in investing activities	(13,340)	(35,590)	(38,492)
Net cash (used in) provided by financing activities	(35,022)	9,515	(22,548)
Net increase (decrease) in cash and cash equivalents	$10,906	$(3,082)	$(392)
Cash paid for interest	$46,928	$29,215	$39,036
Cash paid for income taxes, net	$397	$523	$178

	As of December 31,
	2010	2009
Cash and cash equivalents	$23,658	$12,752
Long-term debt including current portion	$643,100	$670,374
Unused commitments under senior secured credit facilities(1)	$75,000	$20,500

(1)	Based on covenant calculations, as of December 31, 2010, all of the $75 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows—Operating Activities

Net cash provided by operating activities increased by $36.3 million during the year ended December 31, 2010 compared to the same period in 2009. The increase was primarily due to our overall increase in net broadcast revenue, excluding the impact of the decrease in deferred revenue, of $55.8 million, an increase of $7.0 million resulting from the timing of collections of accounts receivable and an increase of $2.1 million resulting from the timing of payments to vendors, partially offset by an increase in station selling, general and administrative expenses of $10.0 million and an increase in cash paid for interest of $17.7 million. The increase in cash paid for interest was due to $11.7 million of accrued PIK interest, original issue discounts and call premiums on the debt repurchases during the year, as well as increased interest rates and a change in the timing of interest payments arising from the refinancing of debt with the 8.875% Notes.

Net cash provided by operating activities decreased by $37.7 million during the year ended December 31, 2009 compared to the same period in 2008. The decrease was primarily due to our overall decrease in net revenue of $32.9 million combined with a decrease of $12.7 million resulting from the timing of collections of accounts receivable, partially offset by the decrease in cash paid for interest of $9.8 million. The decrease in cash paid for interest was due to a decrease in cash payments of interest on our and Mission’s bank debt combined with the reduction in our 11.375% notes outstanding. Cash payments of interest on our and Mission’s senior credit facilities were $11.5 million for the year ended December 31, 2009, compared to $19.9 million for the year ended December 31, 2008, a decrease of $8.4 million. The decrease was due to lower average interest rates in 2009 compared to 2008, partially offset by the increase in net borrowings under the revolving credit facility.

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

Cash Flows—Investing Activities

Net cash used in investing activities decreased by $22.3 million during the year ended December 31, 2010 compared to the same period in 2009. Capital expenditures were $13.8 million for the year ended December 31, 2010, compared to $19.0 million for the year ended December 31, 2009. The decrease was primarily attributable to the completion of the digital conversions in 2009 and early 2010. There were no stations acquired in 2010.

Net cash used in investing activities decreased by $2.9 million during the year ended December 31, 2009 compared to the same period in 2008. Capital expenditures were $19.0 million for the year ended December 31, 2009, compared to $30.8 million for the year ended December 31, 2008. The decrease was primarily attributable to more digital conversions occurring in 2008. We paid $20.8 million for station acquisitions, including $17.2 million related to the acquisition of WCWJ and $3.6 million for the final payment on KARZ, versus $8.3 million paid for station acquisitions in the year ended December 31, 2008.

Cash Flows—Financing Activities

Net cash from financing activities decreased by $44.5 million during the year ended December 31, 2010 compared to the same period in 2009, primarily due to an increase in debt payments during the year, partially offset by the net proceeds of the issuance of the 8.875% Notes.

During 2010, Nexstar and Mission paid a total of $299.2 million on Nexstar’s and Mission’s senior secured credit facilities. The outstanding balance of the senior subordinated PIK notes due 2014 was repurchased in various transactions throughout the year for $35.0 million, excluding amounts related to accrued PIK interest and original issue discount. Additionally, throughout 2010, Nexstar completed repurchases of $5.9 million of the 7% senior subordinated PIK notes due 2014, $2.4 million of the 7% senior subordinated notes due 2014 and $2.3 million of the 11.375% senior discount notes due 2013, all net of amounts related to accrued PIK interest and original issue discount.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2010, Nexstar and Mission had total combined debt of $643.1 million, which represented 137.4% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the aggregate amount of principal indebtedness scheduled to mature in the following years as of December 31, 2010 (in thousands):

	Total	2011	2012-2013	2014-2015	Thereafter
Nexstar senior secured credit facility	$60,695	$610	$1,220	$1,220	$57,645
Mission senior secured credit facility	38,805	390	780	780	36,855
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	45,445	—	—	45,445	—
7% senior subordinated PIK notes due 2014	136,806	—	—	136,806	—
11.375% senior discount notes due 2013	45,907	—	45,907	—	—
	$652,658	$1,000	$47,907	$184,251	$419,500

We make semi-annual interest payments on our 8.875% Notes in April and October, on our 7% senior subordinated notes due 2014 in January and July and on our 11.375% senior discount notes due 2013 in April and October of each year. Our 7% senior subordinated PIK notes due 2014 will begin paying cash interest in July 2011. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 7% senior subordinated notes, the 7% senior subordinated PIK notes, the 11.375% senior discount notes and the 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we will be able to maintain compliance with all covenants contained in the credit agreement governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2010.

No Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2011	2012-2013	2014-2015	Thereafter
Nexstar senior secured credit facility	$60,695	$610	$1,220	$1,220	$57,645
Mission senior secured credit facility	38,805	390	780	780	36,855
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	45,445	—	—	45,445	—
7% senior subordinated PIK notes due 2014	136,806	—	—	136,806	—
11.375% senior discount notes due 2013	45,907	—	45,907	—	—
Cash interest on debt	274,676	52,337	101,913	73,617	46,809
Broadcast rights current cash commitments (1)	14,273	8,055	5,906	306	6
Broadcast rights future cash commitments	2,972	603	1,711	613	45
Executive employee contracts(2)	17,523	7,439	8,412	1,672	—
Operating lease obligations	56,797	4,683	9,375	8,550	34,189
Total contractual cash obligations	$1,018,899	$74,117	$175,224	$269,009	$500,549

(1)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2010 in the amount of $17.9 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2010, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 of our Consolidated Financial Statements. We believe the following critical accounting policies are those that are the most important to the presentation of our Consolidated Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Consolidation of Mission and Variable Interest Entities

Our Consolidated Financial Statements include the accounts of independently-owned Mission and may include certain other entities when it has been determined that the Company is the primary beneficiary of a variable interest entity (“VIE”). Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Accounting rules expand the definition of controlling financial interest to include factors other than equity ownership and voting rights.

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

Mission is included in our Consolidated Financial Statements because we believe we have a controlling financial interest in Mission for financial reporting purposes as a result of (a) local service agreements we have with the Mission stations, (b) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) our power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. We expect these option agreements to be renewed upon expiration.

In addition, generally in connection with acquisitions, the Company enters into time brokerage agreements (“TBA”) and begins programming and selling advertising for a station before receiving FCC consent to the transfer of the station’s ownership and broadcast license. We will include a station programmed under such a TBA in our Consolidated Financial Statements because we believe that we have a controlling financial interest in the station as a result of our assumption of the credit risk of advertising revenue we sell on the station, our obligation to pay for substantially all the station’s reasonable operating expenses, as required under the TBA agreement, and in connection with our entry into a purchase agreement, that the sale of the station and transfer of the station’s broadcast license will occur within a reasonable period of time.

Valuation of Goodwill and Intangible Assets

Approximately $339.0 million, or 56.3%, of our total assets as of December 31, 2010, consisted of intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

Also as required by authoritative guidance, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the market (“reporting unit”) to its carrying amount, including goodwill. We aggregate our stations by market for purposes of our goodwill and license impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2010 which resulted in no impairment charge. None of our reporting units failed the first step of our impairment testing.

We tested our network affiliation, FCC licenses and goodwill for impairment as of September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the overall economic recession and the continued decline in advertising revenues at some of our stations. We recorded an impairment charge of $16.2 million as a result of that test which included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our stations, and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our stations. Our annual impairment test in 2009 resulted in no additional impairment charge.

Future deterioration in the advertising marketplaces in which Nexstar and Mission operate could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2010	2009
Market growth rates	(0.2) – 5.5%	0 – 8.5%
Operating profit margins – FCC licenses	11.5 – 33.7%	11.5 – 33.7%
Operating profit margins – goodwill	21.6 – 40.2%	20.0 – 42.8%
Operating profit margins – network affiliation agreements	N/A	20.0 – 34.7%
Discount rate	10.0%	10.5%
Tax rate	35.2 – 40.6%	35.2 – 40.6%
Capitalization rate	7.3 – 8.0%	7.5 – 8.5%

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.1 million and $0.8 million as of December 31, 2010 and 2009, respectively.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2010, the carrying amounts for our current broadcast rights were $18.1 million and non-current broadcast rights were $11.7 million.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $12.0 million, $12.0 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Trade revenue of $7.7 million, $7.4 million and $6.6 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. We incurred trade and barter expense of $19.6 million, $18.7 million and $17.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize interest and penalties relating to income taxes as components of income tax expense.

Stock Option Expense Recognition

We recognize the expense related to our stock options based on their fair value over the period that the employee is required to provide services, to the extent the awards vest. We apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit unvested options. We base the forfeiture rate assumption on our historical experience of award forfeitures, adjusted for certain events that are not expected to recur during the vesting period of our outstanding options.

We determine the fair value of employee stock options at the date of grant using the Black-Scholes option pricing model. Our valuation of employee stock options relies on our estimates of our expected stock price volatility and the expected term of the option award. These assumptions are highly subjective and involve an estimate of future uncertain events. We utilize our historical stock price volatility to determine the expected volatility. We use our exercise and forfeiture history to determine the expected term.

Recent Accounting Pronouncements

Refer to Note 2 of our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Item 7A.                         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings under the senior credit facilities bear interest at 5.0% as of December 31, 2010, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2010 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.3 million, based on the outstanding balance of our credit facilities as of December 31, 2010. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 7% senior subordinated notes, our 8.875% Notes, our 7% senior subordinated PIK notes, and our 11.375% senior discount notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2010, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8.                      Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements are filed with this report. The Consolidated Financial Statements and Supplementary Data are included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Nexstar’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management assessed the effectiveness of Nexstar’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2010, Nexstar’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements. The Consolidated Financial Statements of Nexstar Broadcasting Group, Inc. listed on the index on page F-1 have been included beginning on page F-3 of this Annual Report on Form 10-K.

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 25 to the Consolidated Financial Statements filed as part of this report.

(3) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

By:	/s/ PERRY A. SOOK
Perry A. Sook President and Chief Executive Officer

By:	/s/ THOMAS E. CARTER
Thomas E. Carter Chief Financial Officer

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2011.

Name	Title

/s/ PERRY A. SOOK	President, Chief Executive Officer and Director
Perry A. Sook	(Principal Executive Officer)

/s/ THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)

/s/ JAY M. GROSSMAN	Director
Jay M. Grossman

/s/ ROYCE YUDKOFF	Director
Royce Yudkoff

/s/ TOMER YOSEF-OR	Director
Tomer Yosef-Or

/s/ ERIK BROOKS	Director
Erik Brooks

/s/ BRENT STONE	Director
Brent Stone

/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong

/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

/s/ MICHAEL DONOVAN	Director
Michael Donovan

/s/ LISBETH MCNABB	Director
Lisbeth McNabb

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexstar Broadcasting Group, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2011

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,658	$12,752
Accounts receivable, net of allowance for doubtful accounts of $2,075 and $844, respectively	63,501	62,860
Current portion of broadcast rights	18,056	15,414
Prepaid expenses and other current assets	1,986	1,845
Deferred tax asset	15	15
Total current assets	107,216	92,886
Property and equipment, net	137,036	144,281
Broadcast rights	11,749	10,701
Goodwill	109,059	109,059
FCC licenses	127,487	127,487
Other intangible assets, net	102,494	126,216
Other noncurrent assets	6,918	8,605
Deferred tax asset	577	591
Total assets	$602,536	$619,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,000	$7,085
Current portion of broadcast rights payable	18,804	16,447
Accounts payable	10,636	6,812
Accrued expenses	9,061	12,189
Taxes payable	447	363
Interest payable	9,270	4,625
Deferred revenue	3,290	7,424
Other liabilities	1,086	1,066
Total current liabilities	53,594	56,011
Debt	642,100	663,289
Broadcast rights payable	13,382	12,469
Deferred tax liabilities	44,679	38,433
Deferred revenue	1,364	1,999
Deferred gain on sale of assets	4,058	4,495
Deferred representation fee incentive	4,963	5,583
Other liabilities	13,561	13,810
Total liabilities	777,701	796,089
Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2010 and 2009	—	—
Class A Common stock—$0.01 par value, 100,000,000 shares authorized; 15,038,839 and 15,018,839 shares issued and outstanding at December 31, 2010 and 2009, respectively	150	150
Class B Common stock—$0.01 par value, 20,000,000 shares authorized; 13,411,588 issued and outstanding at each of December 31, 2010 and 2009	134	134
Class C Common stock—$0.01 par value, authorized 5,000,000 shares; none issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	403,006	400,093
Accumulated deficit	(578,455)	(576,640)
Total stockholders’ deficit	(175,165)	(176,263)
Total liabilities and stockholders’ deficit	$602,536	$619,826

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net revenue	$313,350	$251,979	$284,919
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	78,322	77,233	78,287
Selling, general, and administrative expenses, excluding depreciation and amortization	100,891	89,525	90,468
Restructure charge	—	670	—
Non-cash contract termination fees	—	191	7,167
Impairment of goodwill	—	7,360	38,856
Impairment of other intangible assets	—	8,804	43,539
Amortization of broadcast rights	21,481	25,263	20,423
Amortization of intangible assets	23,732	23,705	28,129
Depreciation	21,112	21,680	21,024
Gain on asset exchange	(30)	(8,093)	(4,776)
Loss (gain) on asset disposal, net	294	(2,560)	(43)
Total operating expenses	245,802	243,778	323,074
Income (loss) from operations	67,548	8,201	(38,155)
Interest expense, including amortization of debt financing costs and debt discounts	(54,273)	(39,236)	(48,832)
(Loss) gain on extinguishment of debt	(8,356)	18,567	2,897
Interest and other income	7	54	715
Income (loss) before income taxes	4,926	(12,414)	(83,375)
Income tax (expense) benefit	(6,741)	(200)	5,316
Net loss	$(1,815)	$(12,614)	$(78,059)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.44)	$(2.75)
Weighted average number of common shares outstanding:
Basic and diluted	28,434	28,427	28,423

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Years Ended December 31, 2010
(in thousands, except share information)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2007	—	$—	15,005,839	$150	13,411,588	$134	—	$—	$396,293	$(485,967)	$(89,390)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,255	—	2,255
Exercise of stock options	—	—	8,000	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	—	—	(78,059)	(78,059)
Balance as of December 31, 2008	—	—	15,013,839	150	13,411,588	134	—	—	398,586	(564,026)	(165,156)
Stock based compensation expense	—	—	—	—	—	—	—	—	1,494	—	1,494
Exercise of stock options	—	—	5,000	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	(12,614)	(12,614)
Balance as of December 31, 2009	—	—	15,018,839	150	13,411,588	134	—	—	400,093	(576,640)	(176,263)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,827	—	2,827
Exercise of stock options	—	—	20,000	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Balance as of December 31, 2010	—	$—	15,038,839	$150	13,411,588	$134	—	$—	$403,006	$(578,455)	$(175,165)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,815)	$(12,614)	$(78,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	6,260	(216)	(5,877)
Provision for bad debts	2,805	1,159	959
Depreciation of property and equipment	21,112	21,680	21,024
Amortization of intangible assets	23,732	23,705	28,129
Amortization of debt financing costs	2,119	1,483	1,099
Amortization of broadcast rights, excluding barter	9,527	13,248	8,718
Impairment of goodwill and intangible assets	—	16,164	82,395
Amortization of deferred representation fee incentive	(620)	(611)	(442)
Payments for broadcast rights	(9,870)	(9,315)	(8,239)
Loss (gain) on asset disposal, net	294	(2,560)	(43)
Payment-in-kind interest accrued to debt	896	5,201	2,137
Gain on asset exchange	(30)	(8,093)	(4,776)
Loss (gain) on extinguishment of debt	8,356	(18,567)	(2,897)
PIK interest paid upon debt extinguishment	(7,047)	—	—
Issue discount paid upon debt extinguishment	(3,242)	—	—
Call premiums to extinguish debt, net	(1,430)	—	—
Deferred gain recognition	(437)	(436)	(437)
Amortization of debt discount	9,771	7,033	3,983
Stock-based compensation expense	2,827	1,494	2,255
Non-cash contract termination	—	191	7,167
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,446)	(10,420)	2,278
Prepaid expenses and other current assets	(141)	(542)	1,236
Taxes receivable	—	—	351
Other noncurrent assets	11	279	(489)
Accounts payable and accrued expenses	(75)	(2,144)	(2,739)
Taxes payable	84	(149)	34
Interest payable	4,645	(3,966)	2,092
Deferred revenue	(4,769)	454	304
Other noncurrent liabilities	(249)	535	485
Net cash provided by operating activities	59,268	22,993	60,648
Cash flows from investing activities:
Purchases of property and equipment	(13,799)	(19,028)	(30,793)
Proceeds from sale of assets	—	190	106
Acquisition of broadcast properties	—	(20,756)	(7,923)
Down payment on acquisition of station	—	—	(400)
Proceeds from insurance on casualty loss	459	4,004	518
Net cash used in investing activities	(13,340)	(35,590)	(38,492)
Cash flows from financing activities:
Repayments of long-term debt	(344,811)	(21,446)	(110,282)
Proceeds from issuance of long-term debt	316,839	54,000	53,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—
Proceeds from exercise of stock options	86	13	38
Payments for debt financing costs	(4,406)	(5,375)	(304)
Consideration paid for debt extinguishments	(2,730)	—	—
Proceeds from senior subordinated PIK notes	—	—	35,000
Net cash (used in) provided by financing activities	(35,022)	9,515	(22,548)
Net increase (decrease) in cash and cash equivalents	10,906	(3,082)	(392)
Cash and cash equivalents at beginning of year	12,752	15,834	16,226
Cash and cash equivalents at end of year	$23,658	$12,752	$15,834
Supplemental information:
Interest paid	$46,928	$29,215	$39,036
Income taxes paid, net	$397	$523	$178
Non-cash investing and financing activities:
Capitalization of software	$—	$—	$4,976
Accrued purchases of property and equipment	$950	$793	$1,792
Purchases of property and equipment through trade	$635	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2010, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations and four digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 34 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Rhode Island, Utah and Florida. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (9 stations), FOX (15 stations), MyNetworkTV (7 stations and one digital multi-cast channel), The CW (4 stations), LATV (2 digital multi-cast channels), Azteca America (1 station) and Telemundo (1 digital multi-cast channel) and reaches approximately 13.3 million viewers or 11.4% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Disruptions in the capital and credit markets, as were experienced during 2009, could adversely affect Nexstar’s ability to draw on its bank revolving credit facilities. Access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to Nexstar if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and its subsidiaries. Also included in the Consolidated Financial Statements are the accounts of the independently-owned variable interest entity (“VIE”), Mission (Nexstar and Mission are collectively referred to as the “Company”). Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

In April 2010, the Company completed the issuance and sale of $325.0 million aggregate principal of 8.875% senior secured second lien notes due 2017 (the “8.875% Notes”). The net proceeds to Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”, a wholly-owned subsidiary of Nexstar) and Mission from the sale of the 8.875% Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010. The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the aggregate principal amount available under the new bank credit facilities, amending the financial covenants and providing additional flexibility thereunder. As of December 31, 2010, the Company was in compliance with all covenants contained in the amended credit agreements governing its senior secured credit facility and the indentures governing the publicly-held notes. The Company expects to continue to be in compliance with all such covenants for the year ended December 31, 2011.

Nexstar Broadcasting completed the cash tender offer to retire $34.3 million (representing 82.5% of the outstanding aggregate principal amount) of the principal of senior subordinated PIK notes due 2014 at 104.5% on April 30, 2010. In connection with this tender offer, substantially all restrictive covenants and certain event of default provisions were eliminated. The remaining balance of $8.3 million of the senior subordinated PIK notes due 2014 was repurchased in various transactions throughout the year. Additionally, throughout 2010, Nexstar completed repurchases of $6.7 million of the 7% senior subordinated PIK notes due 2014, $2.5 million of the 7% senior subordinated notes due 2014 and $4.1 million of the 11.375% senior discount notes due 2013. See Note 11 for more details related to these transactions.

Mission

Mission is consolidated into these Consolidated Financial Statements because Nexstar is deemed to have a controlling financial interest in Mission as a variable interest entity (“VIE”) for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 11), (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.  The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission's sole shareholder for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness.  The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of December 31, 2010, the assets of Mission consisted of current assets of $3.0 million (excluding broadcast rights), broadcast rights of $5.1 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $20.4 million, property and equipment of $25.7 million and other noncurrent assets of $1.4 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 21 for a presentation of condensed consolidating financial information of the Company, which details the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2010:

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

Nexstar’s ability to receive cash from Mission is governed by these agreements. The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Nexstar anticipates that, through these local service agreements, it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the stations listed above. In compliance with FCC regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Variable Interest Entities

The Company may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of stations in markets in which the Company owns and operates a station. The term local service agreements generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. In addition to Mission, Nexstar has VIEs in connection with local service agreements entered into with stations as discussed below.

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is not determinable. Nexstar made payments to Sinclair under the outsourcing agreements of $6.2 million, $3.1 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, Nexstar had an accrued expense due to Sinclair for fees under these arrangements of $0.5 million and receivables for advertising aired on these two stations of $2.8 million.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owns and operates seven individual stations in four markets. Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations. Nexstar has evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar does not consolidate Four Points’ financial results into its own. As of December 31, 2010, Nexstar had a balance in accounts receivable for management fees from Four Points of $4.3 million, of which $3.7 million relates to incentive fees for meeting certain financial targets. As of December 31, 2010, Nexstar had a balance in accrued expenses for retransmission revenue it collects on Four Points behalf in the amount of $34 thousand. Nexstar must indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement. For this reason, the maximum exposure to loss as a result of this agreement with Four Points is not determinable.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from local and national advertising agencies. The Company does not require collateral from its customers, but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $12.0 million, $12.0 million and $11.7 million of barter revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $12.0 million, $12.0 million and $11.7 million of barter expense for the years ended December 31, 2010, 2009 and 2008, respectively, which was included in amortization of broadcast rights in the Company’s consolidated statement of operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $7.7 million, $7.4 million and $6.6 million of trade revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $7.6 million, $6.7 million and $6.2 million of trade expense for the years ended December 31, 2010, 2009 and 2008, respectively, which was included in direct operating expenses in the Company’s consolidated statements of operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company write-downs the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs are included in amortization of broadcast rights in the consolidated statements of operations.

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

Intangible Assets

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”) and network affiliation agreements that are stated at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years.

The Company aggregates its stations by market (“reporting unit”) for purposes of goodwill and license impairment testing because management views, manages and evaluates its stations on a market basis. The impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of reporting units requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s Consolidated Financial Statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization; and by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2010 and 2009, debt financing costs of $6.8 million and $8.4 million, respectively, were included in other noncurrent assets.

Comprehensive Loss

Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders’ deficit. During the years ended December 31, 2010, 2009 and 2008, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive loss does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.7 million, $1.9 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, of which the majority was recognized in trade expense.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s term loan and revolving credit facilities are adjusted regularly to reflect current market rates. See Note 11 for the fair values of the Company’s debt.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 15. The Company calculates the grant-date fair value of employee stock options using the Black-Scholes model and recognizes this amount into selling, general and administrative expense over the vesting period of the options.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties relating to income taxes within income tax expense.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options outstanding. For the years ended December 31, 2010, 2009 and 2008 the effect of potential common shares were anti-dilutive due to the net losses and were excluded from the computation of diluted net loss per share. The following weighted-average shares of options were outstanding to purchase the Company’s Class A common stock for the years ended December 31:

	2010	2009	2008
Out-of-the-money options	6,277	3,415,940	3,646,712
In-the-money options	3,747,731	181,359	8,435
Total options	3,754,008	3,597,299	3,655,147

Nonmonetary Asset Exchanges

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that was being used by television broadcasters. In order to utilize this spectrum, Nextel was required to relocate the broadcasters to new spectrum by replacing all analog equipment used by broadcasters with comparable digital equipment. The Company agreed to accept the substitute equipment that Nextel provided and in turn relinquished its existing equipment to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The Company accounted for this arrangement as an exchange of nonmonetary assets. The equipment the Company received under this arrangement was recorded at their estimated fair market values and is being depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value was derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment was exchanged, the Company recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. Transactions under this program were completed in early 2010.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity for financial reporting purposes. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment was effective for the Company beginning January 1, 2010. The Company adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

3. Fair Value Measurements

In accordance with authoritative literature pertaining to fair value measurements for financial assets and financial liabilities measured on a recurring basis the Company utilizes the following categories of methodology for valuation of such financial assets and liabilities:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of December 31, 2010 and 2009, the Company had $17.2 million and $7.4 million, respectively, invested in a money market investment, which are carried at fair value. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. See Note 11 for fair value disclosures related to the Company’s debt.

4. Acquisitions

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

Station	Network Affiliation	Market	Date Acquired	Acquired By
WCWJ	The CW	Jacksonville, Florida	May 1, 2009	Nexstar
KARZ	My Network TV	Little Rock/Pine Bluff, Arkansas	March 12, 2009	Nexstar
KTVE	NBC	Monroe, Louisiana/El Dorado, Arkansas	January 16, 2008	Mission

WCWJ

On January 28, 2009, Nexstar entered into an agreement to acquire the assets of WCWJ, the CW affiliate serving the Jacksonville, Florida market, for $18.0 million (base) subject to working capital adjustments. Nexstar viewed this acquisition as an opportunity to leverage its management expertise and increase profitability of the station by overlaying our existing retransmission compensation contracts and incorporating our cost reduction strategies. The transaction closed on May 1, 2009.  Cash available on hand was used to make a $1.0 million down payment in February 2009 and the remaining $16.2 million (net of working capital adjustment) was paid upon closing.  Transaction costs such as legal, accounting, valuation and other professional services of $0.3 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The estimated fair values of the assets acquired and liabilities assumed are based on recognized valuation techniques including the income approach for intangible assets.  Goodwill of $0.1 million is deductible for tax purposes. The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current portion of broadcast rights	$263
Property and equipment	878
Long-term portion of broadcast rights	379
FCC license	2,673
Goodwill	335
Total assets acquired	4,528
Less: current portion of broadcast rights payable	262
Less: long-term portion of broadcast rights payable	266

Net assets acquired	$4,000

The estimated fair values of the assets acquired and liabilities assumed are based on recognized valuation techniques including the income approach for intangible assets. Goodwill of $0.3 million is deductible for tax purposes. The fair value assigned to goodwill is attributable to the synergies achieved by adding KARZ to the Company’s pre-existing station in the Little Rock market, KARK.

KARZ’s revenue of $1.5 million and net income of $1.3 million for the period February 1, 2009 to December 31, 2009 (post TBA) have been included in the accompanying consolidated statement of operations for 2009.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WCWJ and KARZ had occurred on January 1, 2008, for the years ended December 31 (in thousands):

	2009	2008
Net revenue	$254,819	$295,739
Loss before income taxes	(12,580)	(84,717)
Net loss	(12,780)	(79,401)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). Subsequent to the acquisition, the Company obtained additional information related to a lease assumed in the acquisition which resulted in recording an increase to goodwill and deferred liabilities of $2.2 million. Goodwill of $2.8 million is deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma information for the year ended December 31, 2008, has been presented as if the acquisition of KTVE had occurred on January 1, 2008 (in thousands, except per share amounts):

2008
Net revenue	$285,169
Income (loss) from operations	(38,149)
Loss before income taxes	(83,388)
Net loss	(78,077)
Basic and diluted net loss per share	(2.75)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

5. Transaction with Mission

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

Nexstar’s local service agreements with Mission are discussed in Note 2 above, under the heading Mission. The impact of all the local service agreements between Nexstar and Mission is eliminated in consolidation. Local service agreements entered into with other independent third parties which impact the Company’s 2010, 2009 and 2008 Consolidated Financial Statements are discussed below.

As successor to an agreement entered into by TSGH, former owner of WLYH, The CW affiliate in Harrisburg-Lancaster-Lebanon-York, Pennsylvania, Nexstar has a TBA with Newport Television. Under the TBA, Nexstar allows Newport Television to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. This agreement became effective for Nexstar on December 29, 2006 in conjunction with its acquisition of WTAJ and WLYH from TSGH. Nexstar received payments from Newport Television under the TBA of $50 thousand for each of the years ended December 31, 2010, 2009 and 2008.

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the licensee of WYZZ, the Fox affiliate in Peoria, Illinois. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement, which expires December 31, 2013. Fees under the outsourcing agreement paid to Sinclair in the amount of $2.1 million, $0.7 million and $0.9 million were included in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective September 1, 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the licensee of WUHF, the Fox affiliate in Rochester, New York. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WUHF through WROC, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WROC and WUHF, as defined in the agreement, which expires December 31, 2013. Fees under the outsourcing agreement paid to Sinclair in the amount of $4.1 million, $2.4 million and $3.1 million were included in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

7. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated useful life, in years	2010	2009
Buildings and building improvements	39	$36,178	$35,651
Land and land improvements	N/A-39	6,809	6,809
Leasehold improvements	term of lease	2,752	2,757
Studio and transmission equipment	5-15	206,337	197,728
Office equipment and furniture	3-7	23,900	23,972
Vehicles	5	10,750	10,416
Construction in progress	N/A	3,003	4,514
		289,729	281,847
Less: accumulated depreciation		(152,693)	(137,566)
Property and equipment, net		$137,036	$144,281

The Company recorded depreciation expense of $21.1 million, $21.7 million and $21.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain as of December 31, 2010 and 2009 was approximately $4.5 million and $4.9 million, respectively, including $0.4 million in current liabilities as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, included in net property and equipment is approximately $3.5 million and $4.0 million, respectively, of costs related to the purchase of traffic software. The asset is being amortized over 10 years, based on the life of the contract. As of December 31, 2010 and 2009, the current portion of the liability associated with this contract of $0.4 million and $0.3 million, respectively, is included in other current liabilities and the long-term portion of $3.7 million and $3.9 million, respectively, is included in other non-current liabilities in the accompanying consolidated balance sheets.

8. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

		2010			2009
	Estimated useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$344,662	$(244,712)	$99,950	$344,662	$(221,945)	$122,717
Other definite-lived intangible assets	1-15	13,464	(10,920)	2,544	13,455	(9,956)	3,499
Other intangible assets		$358,126	$(255,632)	$102,494	$358,117	$(231,901)	$126,216

The Company’s annual impairment test of goodwill and FCC licenses performed as of December 31, 2010 resulted in no impairment charge being recognized. No events or circumstances were noted leading management to conclude that impairment testing should be performed on the intangible assets subject to amortization.

The Company recorded an impairment charge of $16.2 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 stations, and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five stations. The Company tested its FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, due to changes in the industry and markets, including the overall economic recession and a continued decline in demand for advertising at several stations. The Company’s annual test for impairment of goodwill and FCC licenses as of December 31, 2009 resulted in no additional impairment charge.

The Company tests its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the economy deteriorates and the credit and capital markets are disrupted, it is possible that the Company may record further impairments in the future.

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

Total amortization expense from definite-lived intangibles for the years ended December 31, 2010, 2009 and 2008 was $23.7 million, $23.7 million and $28.1 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2010 (in thousands):

2011	$23,314
2012	22,988
2013	17,426
2014	10,390
2015	9,011
Thereafter	19,365

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2010 and 2009 are as follows (in thousands):
	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2008	$154,488	$(38,856)	$115,632	$166,455	$(41,398)	$125,057
Acquisitions of WCWJ and KARZ (Note 4)	431	—	431	11,234	—	11,234
Impairment	—	(7,360)	(7,360)	—	(8,804)	(8,804)
Reclassification of asset	356	—	356	—	—	—
Balance as of December 31, 2009	155,275	(46,216)	109,059	177,689	(50,202)	127,487
Activity	—	—	—	—	—	—
Balance as of December 31, 2010	$155,275	$(46,216)	$109,059	$177,689	$(50,202)	$127,487

During 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets acquired in 2008.

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

10. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2010	2009
Compensation and related taxes	$3,279	$2,716
Sales commissions	1,426	1,338
Employee benefits	769	897
Property taxes	386	362
Other accruals related to operating expenses	3,201	6,876
	$9,061	$12,189

11. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2010	2009
Term loans	$99,500	$321,689
Revolving credit facilities	—	77,000
8.875% Senior secured second lien notes due 2017, net of discount of $7,564	317,436	—
7% Senior subordinated notes due 2014, net of discount of $684 and $929	44,761	46,981
7% Senior subordinated PIK notes due 2014, net of discount of $1,310 and $10,559	135,496	132,296
11.375% Senior discount notes due 2013	45,907	49,981
Senior subordinated PIK notes due 2014	—	42,427
	643,100	670,374
Less: current portion	(1,000)	(7,085)
	$642,100	$663,289

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

The Credit Agreements were amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) amend the financial covenants and provide additional flexibility thereunder, (iv) permit the incurrence of incremental Term Loan B facilities of up to an aggregate amount equal to $100.0 million, (v) permit Nexstar Broadcasting and Mission, under certain circumstances to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness, and (vi) relieve the respective borrowers from their obligation to make mandatory prepayments under certain circumstances.

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

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $65.0 million revolving loan. As of December 31, 2010 and 2009, Nexstar had $60.7 million and $156.3 million, respectively, outstanding under its Term Loan B and no amounts and $70.0 million, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in September 2016, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. The first installment after the amendment to the credit agreement commenced in the third quarter of 2010. During the year ended December 31, 2010, repayments of Nexstar Broadcasting’s Term Loan B totaled $95.6 million including $92.4 million paid on April 19, 2010 in connection with the amendment to the credit facility and $3.2 million of scheduled maturities and a mandatory excess cash flow payment in the first quarter of 2010 as required under the terms of the previous credit facilities.  During the year ended December 31, 2009, Nexstar Broadcasting repaid scheduled maturities of $1.8 million of Term Loan B.

Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the Nexstar Credit Agreement. The total weighted average interest rate of the Nexstar Facility was 5.0% as of each of December 31, 2010 and 2009. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $10.0 million revolving loan. As of December 31, 2010 and 2009, Mission had $38.8 million and $165.4 million, respectively, outstanding under its Term Loan B and no amounts and $7.0 million, respectively, outstanding under its revolving loan.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the year ended December 31, 2010, Mission repaid $126.6 million of its Term Loan B, including $126.0 million paid on April 19, 2010 in connection with the amendment to the credit facility and $0.6 million of scheduled maturities. During the year ended December 31, 2009, repayments of Mission’s Term Loan B totaled $1.7 million of scheduled maturities. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the Mission Credit Agreement. The total weighted average interest rate of the Mission Facility was 5.0% as of each of December 31, 2010 and 2009.

Unused Commitments and Borrowing Availability

Nexstar Broadcasting and Mission had $75.0 million of total unused revolving loan commitments under their respective credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2010. Nexstar Broadcasting’s ability to access funds under the Nexstar Facility depends, in part, on its compliance with certain financial covenants.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “8.875% Notes”). The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

The 8.875% Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Nexstar Broadcasting and Mission, as co-issuers, Nexstar, as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Nexstar Broadcasting’s and Mission’s obligations under the 8.875% Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries.

The 8.875% Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on Nexstar Broadcasting’s, Mission’s, and the guarantors’ assets that secure Nexstar Broadcasting’s and Mission’s senior secured credit facilities on a first-priority lien basis. The 8.875% Notes and the guarantees are Nexstar Broadcasting’s, Mission’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Nexstar Broadcasting’s, Mission’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Nexstar Broadcasting’s, Mission’s and the guarantors’ future subordinated indebtedness. The 8.875% Notes and the guarantees are effectively junior to Nexstar Broadcasting’s, Mission’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Nexstar Broadcasting’s and Mission’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

Nexstar Broadcasting and Mission have the option to redeem all or a portion of the 8.875% Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the 8.875% Notes redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after April 15, 2014, Nexstar Broadcasting and Mission may redeem the 8.875% Notes, in whole or in part, at the redemption prices set forth in the Indenture. At any time before April 15, 2013, Nexstar Broadcasting and Mission may also redeem up to 35% of the aggregate principal amount of the 8.875% Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of the 8.875% Notes may require Nexstar Broadcasting and Mission to repurchase all or a portion of the 8.875% Notes in cash at a price equal to 101% of the aggregate principal amount of the 8.875% Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

The Company incurred approximately $1.9 million in professional fees related to the transaction, which were capitalized as debt finance cost, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the 8.875% Notes.

7% Senior Subordinated Notes and 7% Senior Subordinated PIK Notes

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

In March 2009, Nexstar Broadcasting completed the exchange of $143.6 million of its outstanding $191.5 million of 7% senior subordinated notes due 2014 (the “Old Notes”) in exchange for (i) $142.3 million of Nexstar Broadcasting’s 7% senior subordinated PIK Notes due 2014 (the “7% PIK Notes”), to be guaranteed by each of the existing guarantors to the Old Notes and (ii) cash. The 7% PIK Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The 7% PIK Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting pays interest on the 7% PIK Notes on January 15 and July 15 of each year, commencing on July 15, 2009. From the date of issuance through January 15, 2011, Nexstar Broadcasting pays interest on the 7% PIK Notes entirely by issuing additional 7% PIK Notes (the “PIK Interest”). PIK Interest accrues on the 7% PIK Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all 7% PIK Notes (including those received as PIK Interest) will accrue interest in cash at a rate of 7% per annum, which interest will be payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011. The effective interest rate on the Old and 7% PIK Notes approximates the stated interest rate. Total cash consideration paid to tendering bondholders was $17.7 million. The exchange transaction was accounted for as a modification of existing debt. In connection with the issuance of the 7% PIK notes, $142.3 million of the debt exchange resulted in a non cash transaction in the statement of cash flows. The Company incurred $2.9 million in fees related to the transaction, including banking, legal and accounting fees, which were charged to selling, general and administrative expenses.

In July and August 2010, Nexstar Broadcasting repurchased approximately $0.9 million of principal of the 7% Notes at 93%, and in November and December, repurchased approximately $1.5 million of principal at 98 to 99%. On January 15, 2009, Nexstar purchased approximately $1.0 million of its outstanding 7% Notes for $0.4 million, resulting in a gain of $0.6 million.

On June 30, 2010, Nexstar Broadcasting purchased approximately $2.0 million of principal of the 7% PIK Notes due 2014 at 90.25%. In July 2010, Nexstar Broadcasting purchased approximately $2.0 million, $1.0 million and $1.7 million of principal of the 7% PIK Notes due 2014 at 90%, 89.8% and 88.8%, respectively. The transactions resulted in gains totaling approximately $0.4 million.

Senior Subordinated PIK Notes

In June 2008, Nexstar Broadcasting, Inc. issued senior subordinated payment-in-kind notes due 2014 (the “PIK Notes”) in aggregate principal amount of $35.6 million at a purchase price equal to 98.25% or $35.0 million.

The PIK Notes bear interest at the rate of: (a) 12% per annum from June 30, 2008 to January 15, 2010, payable entirely during such period by increasing the principal amount of the PIK Notes by an amount equal to the amount of interest then due (“Payment-in-Kind Interest”); (b) 13% per annum, payable entirely in cash, from January 16, 2010 to July 15, 2010; (c) 13.5% per annum, payable entirely in cash, from July 16, 2010 to January 15, 2011; (d) 14.0% per annum, payable entirely in cash, from January 16, 2011 to July 15, 2011; (e) 14.5% per annum, payable entirely in cash, from July 16, 2011 to January 15, 2012; and (f) 15% per annum, payable entirely in cash, thereafter. The PIK Notes bear interest on the increased principal amount thereof from and after the applicable interest payment date on which a payment of payment-in-kind interest is made. The effective interest rate on the PIK Notes approximates the stated interest rate. The PIK Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The PIK Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities.

On March 31, 2010, Nexstar Broadcasting purchased approximately $1.0 million of the PIK Notes at 90%. On April 30, 2010, Nexstar Broadcasting completed the cash tender offer to repurchase $34.3 million of the PIK Notes at 104.5%. On May 25, 2010, Nexstar Broadcasting repurchased approximately $2.0 million of the PIK Notes at 106.5%. On September 15, 2010, Nexstar Broadcasting redeemed the remaining $5.3 million of the PIK Notes at 109.75%. These transactions resulted in a loss of approximately $2.6 million.

11.375% Senior Discount Notes

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

The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes and 7% PIK Notes.

In November 2010, Nexstar Finance Holdings repurchased $4.1 million of the 11.375% Notes at 103%, resulting in a loss of $0.2 million. In January and February 2009, Nexstar Finance Holdings purchased a total face value of $27.8 million for $9.6 million resulting in gains of $18.0 million.

Guarantee of Subordinated and Discount Notes

On September 29, 2004, Nexstar executed full and unconditional guarantees with respect to the 7% Notes and 7% PIK Notes, each issued by Nexstar Broadcasting, and the 11.375% Notes issued by Nexstar Finance Holdings. Mission is a guarantor of the senior subordinated notes issued by Nexstar Broadcasting.

Collateralization and Guarantees of Debt

The Credit Facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar Facility and the senior subordinated notes issued by Nexstar Broadcasting.

In consideration of Nexstar’s guarantee of the Mission Facility, the sole shareholder of Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by the sole shareholder of Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar Credit Agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 8.00 to 1.00 at December 31, 2010, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time, (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The Mission Credit Agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2010, the Company was in compliance with all of its covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of Nexstar’s and Mission’s debt were as follows, as of December 31 (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$99,500	$99,500	$321,689	$301,254
Revolving credit facilities(1)	—	—	77,000	72,865
8.875% Senior secured second lien notes	317,436	345,313	—	—
7% Senior subordinated notes(2)	44,761	44,309	46,981	36,645
7% Senior subordinated PIK notes(2)	135,496	129,966	132,296	103,191
11.375% Senior discount notes(2)	45,907	46,538	49,981	41,734
Senior subordinated PIK notes(2)	—	—	42,427	28,214

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

Debt Maturities

As of December 31, 2010, scheduled maturities of Nexstar’s and Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2011	$1,000
2012	1,000
2013	46,907
2014	183,251
2015	1,000
Thereafter	419,500
$652,658

12. Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. The payments will be paid by Katz on behalf of Nexstar as an inducement for Nexstar to enter into the new long-term contract with Katz. Nexstar recognized a $7.2 million charge associated with terminating the contracts, which is reflected as non-cash contract termination fees in the accompanying consolidated statement of operations. The $7.2 million charge was calculated as the present value of the future payments to be made by Katz. The liability established as a result of the termination represents an incentive received from Katz that will be accounted for as a termination obligation, and will be recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz.

Effective May 1, 2009 Nexstar signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies. Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair. As a result, Blair sued the Company for additional termination fees. Katz indemnified the Company for all expenses related to the settlement and defense of this lawsuit. The lawsuit was settled effective May 7, 2010. Termination of these contracts resulted in a non-cash contract termination fee of $191 thousand. The associated termination incentive will be recognized as a reduction in operating expenses over the ten year contract term. As of December 31, 2010 and 2009, the current portion of these deferred amounts of approximately $0.7 million was included in other current liabilities and the long-term portion in the amount of approximately $5.0 million and $5.6 million, respectively, was included in deferred representation fee incentive in the accompanying condensed balance sheet. The Company recognized $0.8 million, $0.8 million and $0.6 million of these incentives as a reduction of selling, general and administrative expense for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following, as of December 31 (in thousands):

	2010	2009
Deferred rent	$8,746	$7,679
Software agreement obligation	3,698	3,931
Other	1,117	2,200
	$13,561	$13,810
14. Common Stock

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

15. Stock-Based Compensation Plans

Stock Option Repricing

On January 27, 2010, the Compensation Committee approved the repricing of outstanding stock options with an exercise price of $5.00 or more to a new exercise price equal to the closing price of the stock on that date of $4.56 per share (subject to shareholders’ approval). On May 27, 2010 (“the modification date”), the shareholders of Nexstar approved the repricing. The repricing impacted options to purchase 1,970,000 shares of Class A common stock, held by 34 employees. The total incremental cost of the repricing was calculated to be approximately $1.8 million, which represents the incremental fair value of the modified awards. Of the $1.8 million total incremental cost, approximately $1.6 million has been recognized and included in selling, general and administrative expense during the year ended December 31, 2010. The remaining unrecognized incremental cost will be recognized in addition to the cost (fair value) of the original awards, which will continue to vest and amortize just as they did before the modification.

The weighted-average assumptions used in the Black-Scholes calculations for the before and after modification valuations on May 27, 2010 were as follows:

	Before Modification	After Modification
Expected volatility	129.48%	126.86%
Risk-free interest rates	1.17%	1.30%
Expected term	2.66 years	2.97 years
Dividend yields	0%	0%
Fair value per share	$4.36	$5.29

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The fair value of the awards, less estimated forfeitures, is recognized ratably over their respective vesting periods. The assumptions used in calculating the fair values of options granted during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Expected volatility	89.9 – 97.0%	81.9 – 84.0%	49.2 – 59.3%
Risk-free interest rates	2.1 – 2.7%	2.7 – 3.1%	2.3 – 3.8%
Expected life	6 – 7 years	6 years	5 – 6 years
Dividend yields	None	None	None
Weighted-average fair value per share of options granted	$3.83	$0.61	$2.35

The expected volatility assumptions used for stock options grants were based on Nexstar’s historical volatility rates over a period approximating the expected life of the options. During the years ended December 31, 2009 and 2008, historical rates were combined with the volatilities of peer companies in the television broadcasting industry, due to Nexstar’s limited history of publicly traded shares. The expected term assumption is calculated utilizing Nexstar’s historical exercise and post-vesting cancellation experience combined with expectations developed over outstanding options. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

The Company recognized stock-based compensation expense of $2.8 million, $1.5 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The expense recognized in the year ended December 31, 2010 includes the expense for the repricing. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the Consolidated Financial Statements because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. As of December 31, 2010, there was approximately $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted-average period of 2.8 years.

Stock-Based Compensation Plans

Nexstar has two stock-based employee compensation plans: the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) (collectively, the “Equity Plans”), which provide for the issuance of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. Approved by Nexstar’s shareholders on May 30, 2006, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2006 Plan. Under the 2003 Plan, a maximum of 3,000,000 shares of Nexstar’s Class A common stock can be issued. As of December 31, 2010, a total of 457,000 and 201,000 shares were available for future grant under the 2006 Plan and 2003 Plan, respectively.

As of December 31, 2010, options to purchase 3,785,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no grant may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are canceled from 30 to 180 days following the termination date. Nexstar issues new shares of its Class A common stock when options are exercised.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2010:
		Outstanding Options				Non-Vested Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price(3)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(2) (in thousands)	Shares	Weighted- Average Grant-Date Fair Value(3)
Options as of December 31, 2009	707,000	3,726,000	$4.01			1,329,000	$2.42
Granted	(225,000)	225,000	$4.85			225,000	$3.83
Exercised	—	(20,000)	$4.29			—	—
Vested	—	—	—			(466,000)	2.63
Forfeited/cancelled	146,000	(146,000)	$4.24			(50,000)	$2.44
Options as of December 31, 2010	628,000	3,785,000	$4.05	5.7	$7,330	1,038,000	$2.63
Exercisable as of December 31, 2010		2,747,000	$4.42	4.8	$4,303
Fully vested and expected to vest as of December 31, 2010		3,774,103	$4.06	5.7	$7,211

(1)	All options granted during the year ended December 31, 2010 had an exercise price equal to the grant-date market price.
(2)
Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $5.99 on December 31, 2010, and the exercise price multiplied by the number of options outstanding.

(3)	Reflects the prices and fair values of the options after Nexstar’s stock option repricing.

For the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $27 thousand, $5 thousand and $8 thousand, respectively. For the years ended December 31, 2010, 2009 and 2008, the aggregate fair value of options vested during the year was $1.2 million, $1.7 million and $2.3 million, respectively.

16. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and certain public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations on certain frequencies. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters to carry their programming by microwave link to their studio or transmitter sites. In order to utilize this spectrum, Nextel is required to relocate spectrum used by broadcasters in the 1.9 GHz band to spectrum on different frequencies by, in part, replacing all analog equipment associated with those microwave link facilities being used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel has provided and will provide and in turn must relinquish all of its analog equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. Each piece of equipment the Company receives and has received under this arrangement is recorded at its estimated fair market value and is depreciated over its estimated useful life ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the years ended December 31, 2010, 2009 and 2008, the Company recognized gains of $30 thousand, $8.1 million, and $4.8 million, respectively from the exchange of this equipment. The exchange was completed in early 2010.

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

18. Income Taxes

The provision (benefit) for income taxes consisted of the following components for the years ended December 31 (in thousands):

Current tax exense (benefit):	2010	2009	2008
Federal	$—	$—	$—
State	481	413	560
	481	413	560
Deferred tax expense (benefit):
Federal	5,205	(209)	(5,327)
State	1,055	(4)	(549)
	6,260	(213)	(5,876)
Income tax expense (benefit)	$6,741	$200	$(5,316)

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2010	2009	2008
Income tax expense (benefit) at 35% statutory federal rate	$1,724	$(4,345)	$(29,181)
Change in valuation allowance	3,412	3,873	13,915
State and local taxes, net of federal benefit	1,209	(482)	(1,051)
Nondeductible goodwill impairment	—	262	10,794
Other permanent differences	396	892	207
Income tax expense (benefit)	$6,741	$200	$(5,316)

The components of the net deferred tax liability were as follows, as of December 31 (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$161,189	$154,552
Other intangible assets	4,489	5,961
Deferred revenue	1,827	3,644
Deferred gain on sale of assets	1,764	1,907
Other	12,012	11,503
Total deferred tax assets	181,281	177,567
Valuation allowance	(171,747)	(169,510)
Net deferred tax assets	9,534	8,057
Deferred tax liabilities:
Property and equipment	(8,942)	(7,451)
Goodwill	(14,299)	(11,830)
FCC licenses	(30,380)	(26,603)
Total deferred tax liabilities	(53,621)	(45,884)
Net deferred tax liability	$(44,087)	$(37,827)

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits as of December 31, 2007	$3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2008	3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2009	3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2010	$3,677

If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2006. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased by $2.2 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively, primarily related to the generation of current year net operating losses, the benefit of which may not be realized.

As of December 31, 2010, the Company has NOLs available of approximately $448.0 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2030 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

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

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules. These studies have not yet been provided to the general public for review and comment. The Company believes that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. The Company cannot predict when the FCC will issue this NPRM but anticipate it will be sometime in 2011.

Spectrum

The FCC has initiated a proceeding to assess the availability of spectrum to meet future wireless broadband needs pursuant to which the FCC is examining whether 120 megahertz of the spectrum currently used for commercial broadcast television can be made available for wireless broadband use. The FCC has requested comment on, among other things, whether to implement a proposal to require each broadcast station to share its 6 megahertz of spectrum with one or more other stations located in the same market, reducing television station service areas and distance separations, conducting voluntary incentive auctions and other voluntary and involuntary mechanisms. If the FCC determines to move forward with this proposal, it may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the resolution of the proposals or their impact to its business.

Retransmission

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules to permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the proposals or their impact to its business.

20. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows as of December 31, 2010 (in thousands):

2011	$603
2012	1,243
2013	468
2014	528
2015	85
Thereafter	45
Future minimum payments for unavailable cash broadcast rights	$2,972

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Charges to operations for such leases aggregated approximately $6.3 million, $6.2 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2010 (in thousands):

2011	$4,683
2012	4,683
2013	4,692
2014	4,288
2015	4,262
Thereafter	34,189
$56,797

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the borrowings outstanding. As of December 31, 2010, Mission had a maximum commitment of $48.8 million under its senior secured credit facility, of which $38.8 million of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2010, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). The Nexstar Finance Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a variable interest entity (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

Prior periods have been reclassified to conform to current presentation.

The Company and its subsidiaries have the following notes outstanding (See Note 11):

1.	Nexstar Finance Holdings has the 11.375% Notes outstanding. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar but not guaranteed by any other entities.

2.	Nexstar Broadcasting has the following notes outstanding:

(a)   7% Notes. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(b)           7% PIK Notes. The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(c)           PIK Notes. The PIK Notes were all repaid during 2010. The PIK Notes were fully and unconditionally guaranteed by Nexstar. The PIK Notes were not guaranteed by Mission or any other entity.

(d)           8.875% Notes. The 8.875% Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries. The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting. As the obligations under the 8.875% Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in their separate Financial Statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate Financial Statements given the common control nature of the entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,409	$1,249	$—	$—	$23,658
Due from Mission	—	8,423	—	—	(8,423)	—
Other current assets	—	78,613	4,945	—	—	83,558
Total current assets	—	109,445	6,194	—	(8,423)	107,216
Amounts due from subsidiary eliminated upon consolidation	6,425	—	—	—	(6,425)	—
Amounts due from parents eliminated upon consolidation	—	6,929	—	—	(6,929)	—
Property and equipment, net	—	111,368	25,668	—	—	137,036
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	82,125	20,369	—	—	102,494
Other noncurrent assets	—	15,395	3,340	509	—	19,244
Total assets	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Nexstar Broadcasting	—	—	8,423	—	(8,423)	—
Other current liabilities	—	46,425	10,872	1,306	(6,009)	52,594
Total current liabilities	—	47,035	19,685	1,306	(14,432)	53,594
Debt	—	557,778	355,851	45,907	(317,436)	642,100
Deficiencies in subsidiaries eliminated upon consolidation	206,961	—	—	146,901	(353,862)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	13,354	(13,354)	—
Other noncurrent liabilities	(3)	64,469	17,539	2	—	82,007
Total liabilities	206,958	669,282	393,075	207,470	(699,084)	777,701
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(200,817)	(146,901)	(298,077)	(206,961)	677,307	(175,449)
Total stockholders’ deficit	(200,533)	(146,901)	(298,077)	(206,961)	677,307	(175,165)
Total liabilities and stockholders’ deficit	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,849	$903	$—	$—	$12,752
Due from Mission	—	13,370	—	—	(13,370)	—
Other current assets	—	75,466	4,668	—	—	80,134
Total current assets	—	100,685	5,571	—	(13,370)	92,886
Amounts due from subsidiary eliminated upon consolidation	3,513	—	—	—	(3,513)	—
Amounts due from parents eliminated upon consolidation	—	4,146	—	—	(4,146)	—
Property and equipment, net	—	115,671	28,610	—	—	144,281
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	100,699	25,517	—	—	126,216
Other noncurrent assets	—	15,197	3,906	794	—	19,897
Total assets	$3,513	$533,517	$103,031	$794	$(21,029)	$619,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$5,358	$1,727	$—	$—	$7,085
Due to Nexstar Broadcasting	—	—	13,370	—	(13,370)	—
Other current liabilities	—	42,331	5,174	1,421	—	48,926
Total current liabilities	—	47,689	20,271	1,421	(13,370)	56,011
Debt	—	442,675	170,633	49,981	—	663,289
Deficiencies in subsidiaries eliminated upon consolidation	75,125	—	—	16,856	(91,981)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	7,659	(7,659)	—
Other noncurrent liabilities	(3)	60,009	16,781	2	—	76,789
Total liabilities	75,122	550,373	207,685	75,919	(113,010)	796,089
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(71,893)	(16,856)	(104,654)	(75,125)	91,981	(176,547)
Total stockholders’ deficit	(71,609)	(16,856)	(104,654)	(75,125)	91,981	(176,263)
Total liabilities and stockholders’ deficit	$3,513	$533,517	$103,031	$794	$(21,029)	$619,826

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$303,917	$9,433	$—	$—	$313,350
Revenue between consolidated entities	—	7,160	29,878	—	(37,038)	—
Net revenue	—	311,077	39,311	—	(37,038)	313,350
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	72,818	5,504	—	—	78,322
Selling, general, and administrative expenses, excluding depreciation and amortization	—	98,436	2,455	—	—	100,891
Local service agreement fees between consolidated entities	—	29,878	7,160	—	(37,038)	—
Restructure charge	—	—	—	—	—	—
Non-cash contract termination fee	—	—	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	—	—	—
Amortization of broadcast rights	—	17,665	3,816	—	—	21,481
Amortization of intangible assets	—	18,584	5,148	—	—	23,732
Depreciation	—	18,201	2,911	—	—	21,112
(Gain) loss on asset exchange	—	(41)	11	—	—	(30)
Loss on asset disposal, net	—	134	160	—	—	294
Total operating expenses	—	255,675	27,165	—	(37,038)	245,802
Income from operations	—	55,402	12,146	—	—	67,548
Interest expense	—	(35,396)	(12,998)	(5,879)	—	(54,273)
Loss on extinguishment of debt	—	(5,760)	(2,432)	(164)	—	(8,356)
Equity in income of subsidiaries	2,818	—	—	8,861	(11,679)	—
Other income, net	—	7	—	—	—	7
Income (loss) before income taxes	2,818	14,253	(3,284)	2,818	(11,679)	4,926
Income tax expense	—	(5,392)	(1,349)	—	—	(6,741)
Net income (loss)	$2,818	$8,861	$(4,633)	$2,818	$(11,679)	$(1,815)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$243,591	$8,388	$—	$—	$251,979
Revenue between consolidated entities	—	7,425	25,435	—	(32,860)	—
Net revenue	—	251,016	33,823	—	(32,860)	251,979
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	71,423	5,810	—	—	77,233
Selling, general, and administrative expenses, excluding depreciation and amortization	—	86,728	2,790	7	—	89,525
Local service agreement fees between consolidated entities	—	25,435	7,425	—	(32,860)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fee	—	191	—	—	—	191
Impairment of goodwill and intangible assets	—	13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	20,582	4,681	—	—	25,263
Amortization of intangible assets	—	18,557	5,148	—	—	23,705
Depreciation	—	18,022	3,658	—	—	21,680
Gain on asset exchange		(5,708)	(2,385)	—	—	(8,093)
(Gain) loss on asset disposal, net	—	(2,588)	28	—	—	(2,560)
Total operating expenses	—	247,218	29,413	7	(32,860)	243,778
Income (loss) from operations	—	3,798	4,410	(7)	—	8,201
Interest expense	—	(27,027)	(6,056)	(6,153)	—	(39,236)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity in loss of subsidiaries	(9,987)	—	—	(21,829)	31,816	—
Other income, net	—	49	5	—	—	54
Loss before income taxes	(9,987)	(22,615)	(1,641)	(9,987)	31,816	(12,414)
Income tax benefit (expense)	—	786	(986)	—	—	(200)
Net loss	$(9,987)	$(21,829)	$(2,627)	$(9,987)	$31,816	$(12,614)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$278,284	$6,635	$—	$—	$284,919
Revenue between consolidated entities	—	8,090	35,283	—	(43,373)	—
Net revenue	—	286,374	41,918	—	(43,373)	284,919
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	71,882	6,405	—	—	78,287
Selling, general, and administrative expenses, excluding depreciation and amortization	1	87,872	2,595	—	—	90,468
Local service agreement fees between consolidated entities	—	35,283	8,090	—	(43,373)	—
Non-cash contract termination fee	—	7,167	—	—	—	7,167
Impairment of goodwill and intangible assets		70,957	11,438	—	—	82,395
Amortization of broadcast rights	—	15,694	4,729	—	—	20,423
Amortization of intangible assets	—	22,726	5,403	—	—	28,129
Depreciation	—	17,687	3,337	—	—	21,024
Gain on asset exchange		(3,907)	(869)	—	—	(4,776)
Loss (gain) on asset disposal, net	—	253	(352)	56	—	(43)
Total operating expenses	1	325,614	40,776	56	(43,373)	323,074
(Loss) income from operations	(1)	(39,240)	1,142	(56)	—	(38,155)
Interest expense, including amortization of debt financing costs	—	(28,641)	(9,472)	(10,719)	—	(48,832)
Gain on extinguishment of debt	—	2,897	—	—	—	2,897
Equity in loss of subsidiaries	(70,518)	—	—	(59,743)	130,261	—
Other income, net	—	662	53	—	—	715
Loss before income taxes	(70,519)	(64,322)	(8,277)	(70,518)	130,261	(83,375)
Income tax benefit	—	4,579	737	—	—	5,316
Net loss	$(70,519)	$(59,743)	$(7,540)	$(70,518)	$130,261	$(78,059)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$62,655	$4,220	$(7,607)	$—	$59,268
Cash flows from investing activities:
Purchases of property and equipment	—	(13,653)	(146)	—	—	(13,799)
Other investing activities	—	459	—	—	—	459
Net cash used in investing activities	—	(13,194)	(146)	—	—	(13,340)
Cash flows from financing activities:
Repayments of long-term debt	—	(208,915)	(133,555)	(2,341)	—	(344,811)
Proceeds from issuance of long-term debt	—	184,933	131,906	—	—	316,839
Consideration paid for debt extinguishments	—	(1,738)	(992)	—	—	(2,730)
Payments for debt financing costs	—	(3,319)	(1,087)	—	—	(4,406)
Inter-company payments	(86)	(9,862)	—	9,948	—	—
Other financing activities	86	—	—	—	—	86
Net cash (used in)provided by financing activities	—	(38,901)	(3,728)	7,607	—	(35,022)
Net increase in cash and cash equivalents	—	10,560	346	—	—	10,906
Cash and cash equivalents at beginning of year	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of year	$—	$22,409	$1,249	$—	$—	$23,658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$19,815	$4,196	$(1,018)	$—	$22,993
Cash flows from investing activities:
Purchases of property and equipment	—	(17,857)	(1,171)	—	—	(19,028)
Acquisition of broadcast properties and related transaction costs	—	(20,756)	—	—	—	(20,756)
Other investing activities	—	4,194	—	—	—	4,194
Net cash used in investing activities	—	(34,419)	(1,171)	—	—	(35,590)
Cash flows from financing activities:
Repayment of long-term debt	—	(10,158)	(1,727)	(9,561)	—	(21,446)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Payments for debt financing costs	—	(3,554)	(1,821)	—	—	(5,375)
Inter-company payments	(13)	(10,566)	—	10,579	—	—
Other financing activities	13	—	—	—	—	13
Net cash provided by (used in) financing activities	—	12,045	(3,548)	1,018	—	9,515
Net decrease in cash and cash equivalents	—	(2,559)	(523)	—	—	(3,082)
Cash and cash equivalents at beginning of year	—	14,408	1,426	—	—	15,834
Cash and cash equivalents at end of year	$—	$11,849	$903	$—	$—	$12,752

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Finance Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$56,564	$8,768	$(4,684)	$—	$60,648
Cash flows from investing activities:
Additions to property and equipment	—	(22,607)	(8,186)	—	—	(30,793)
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)	—	—	(7,923)
Down payment on acquisition of stations	—	(400)	—	—	—	(400)
Other investing activities	—	46	578	—	—	624
Net cash used in investing activities	—	(22,961)	(15,531)	—	—	(38,492)
Cash flows from financing activities:
Proceeds from debt issuance	—	35,000	—	—	—	35,000
Repayment of long-term debt	—	(56,375)	(1,727)	(52,180)	—	(110,282)
Proceeds from revolver draws	—	53,000	—	—	—	53,000
Payments for debt financing costs	—	(304)	—	—	—	(304)
Inter-company payments	(38)	(56,826)	—	56,864	—	—
Other financing activities	38	—	—	—	—	38
Net cash (used in) provided by financing activities	—	(25,505)	(1,727)	4,684	—	(22,548)
Net increase (decrease) in cash and cash equivalents	—	8,098	(8,490)	—	—	(392)
Cash and cash equivalents at beginning of year	—	6,310	9,916	—	—	16,226
Cash and cash equivalents at end of year	$—	$14,408	$1,426	$—	$—	$15,834

22. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. During the year ended December 31, 2010, Nexstar contributed $0.4 million to the Nexstar Plan and Mission contributed $14 thousand to the Mission Plan. During the years ended December 31, 2009 and 2008, neither Nexstar nor Mission made contributions to the Plans.

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $24 thousand, $26 thousand and $20 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

23. Related Party Transaction

Pursuant to a management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, which was included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

24. Unaudited Quarterly Data

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)
Net revenue	$68,626	$74,542	$73,126	$97,056
Income from operations	9,824	13,958	12,856	30,910
(Loss) income before income taxes	(2,045)	(7,826)	(1,518)	16,315
Net (loss) income	(3,673)	(9,421)	(2,995)	14,274
Basic net (loss) income per share	$(0.13)	$(0.33)	$(0.11)	$0.50
Basic weighted average shares outstanding	28,430	28,431	28,432	28,444
Diluted net (loss) income per share	$(0.13)	$(0.33)	$(0.11)	$0.49
Diluted weighted average shares outstanding	28,430	28,431	28,432	29,254

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009(1)	December 31, 2009
	(in thousands, except per share amounts)
Net revenue	$55,468	$62,152	$60,399	$73,960
Loss (income) from operations	(1,311)	9,044	(13,633)	14,101
Income (loss) before income taxes	7,431	149	(22,296)	2,302
Net income (loss)	6,052	(1,242)	(18,391)	967
Basic and diluted net income (loss) per share	$0.21	$(0.04)	$(0.65)	$0.03
Basic and diluted weighted average shares outstanding	28,425	28,425	28,426	28,430

(1)	The Company recognized impairment charges to goodwill and FCC licenses of $7.4 million and $8.8 million, respectively, in the third quarter of 2009. See Note 8 for additional information.

 25. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2010	$844	$2,805	$(1,574)	$2,075
Year ended December 31, 2009	832	1,159	(1,147)	844
Year ended December 31, 2008	1,208	959	(1,335)	832

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
Year ended December 31, 2010	169,510	2,237	—	—	171,747
Year ended December 31, 2009	166,783	3,874	—	(1,147)	169,510
Year ended December 31, 2008	152,148	13,915	720	—	166,783

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

26. Subsequent Events

On January 15, 2011, Nexstar Finance Holdings redeemed $12.5 million of its 11.375% Notes at the contractual redemption price of 101.896%, resulting in a loss on extinguishment of debt of $0.4 million.

On January 12, 2011, Nexstar Finance Holdings repurchased an additional $0.3 million of the 11.375% Notes at 102% and Nexstar Broadcasting repurchased $0.1 million of the 7% Notes and $0.3 million of the 7% PIK Notes at 98%. On February 17, 2011, Nexstar Broadcasting repurchased an additional $1.5 million of the 7% PIK Notes at 97.75%.

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

4.3
Indenture, among Nexstar Broadcasting, Inc., the guarantors defined therein and The Bank of New York, dated as of December 30, 2003. (Incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

4.4
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

4.5
Indenture dated as of June 30, 2008, by and between Nexstar Broadcasting, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.6
First Supplemental Indenture, dated as of June 30, 2008, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

4.7	Second Supplemental Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as Guarantor, and the Bank of New York, as Trustee. *
4.8
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.9
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.10
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

10.1
Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.2
Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

Exhibit No.	Exhibit Index
10.3
Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.4
Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.5
Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.6
Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)#

10.7
Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)#

10.8
Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.9
Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.10
Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.11
Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)#

10.12
Addendum to Employment Agreement, dated as of August 28, 2003, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.13
Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc. and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.14
Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to
Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.15
Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.16
Agreement of the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17
Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (WYOU) (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18
Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (WYOU – WBRE) (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.19
Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20
Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21
Amendment, dated as of July 31, 1998, to Time Brokerage Agreement, dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.22
Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23
Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE – KSNF) (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.24
Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (WYOU, WFXP, KJTL, KJBO-LP and KODE) (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25
Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.26
Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.27
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WFXW) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.28
Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WFXW – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.29
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WFXW – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.30
Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.31
Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.32
Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.33
Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.34
Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.35
Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.36
Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.37
Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.38
Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.39
Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.40
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

10.41
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
10.42
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

10.43
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

10.44
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

10.47
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 12% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.48
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.49
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

10.50
Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.51
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

10.52
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

10.53
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

Exhibit No.	Exhibit Index
10.54
Guarantee, dated as of June 30, 2008, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of June 30, 2008 by and between Nexstar Broadcasting, Inc. and The Bank of New York, as amended and supplemented by the Supplemental Indenture referred to above. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.55
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 4.2). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

10.56
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.57
First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-Syndication Agents) and several Lenders named therein. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.58
Second Amendment to the Fourth Amended and Restated Credit Agreement dated October 8, 2009, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A., Banc of America Securities LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 15, 2009)

10.59
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

10.60
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.61
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

Exhibit No.	Exhibit Index
10.62
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

14.1
Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*

#	Management contract or compensatory plan or arrangement
*	Filed herewith