Form 10-Q
period 2011-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2011-05-13
CIK 1142417

 ”

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083125
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 1400, Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2011 the registrant had 15,038,839 shares of Class A Common Stock and 13,411,588 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,816	$23,658
Accounts receivable, net of allowance for doubtful accounts of $792 and $2,075, respectively	58,332	63,501
Current portion of broadcast rights	14,922	18,056
Prepaid expenses and other current assets	4,282	1,986
Deferred tax asset	15	15
Total current assets	98,367	107,216
Property and equipment, net	135,560	137,036
Broadcast rights	8,592	11,749
Goodwill	109,059	109,059
FCC licenses	127,487	127,487
Other intangible assets, net	96,655	102,494
Other noncurrent assets	6,309	6,918
Deferred tax asset	573	577
Total assets	$582,602	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,000	$1,000
Current portion of broadcast rights payable	15,482	18,804
Accounts payable	8,355	10,636
Accrued expenses	11,126	9,061
Taxes payable	552	447
Interest payable	17,717	9,270
Deferred revenue	2,987	3,290
Other liabilities	1,131	1,086
Total current liabilities	58,350	53,594
Debt	625,982	642,100
Broadcast rights payable	10,185	13,382
Deferred tax liabilities	45,951	44,679
Deferred revenue	1,188	1,364
Deferred gain on sale of assets	3,949	4,058
Deferred representation fee incentive	4,808	4,963
Other liabilities	13,381	13,561
Total liabilities	763,794	777,701
Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, authorized 200,000 shares; none issued and outstanding at each of March 31, 2011 and December 31, 2010	—	—
Class A Common stock - $0.01 par value, authorized 100,000,000 shares; issued and outstanding 15,038,839 at each of March 31, 2011 and December 31, 2010	150	150
Class B Common stock - $0.01 par value, authorized 20,000,000 shares; issued and outstanding 13,411,588 at each of March 31, 2011 and December 31, 2010	134	134
Class C Common stock - $0.01 par value, authorized 5,000,000 shares; none issued and outstanding at each of March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	403,291	403,006
Accumulated deficit	(584,767)	(578,455)
Total stockholders’ deficit	(181,192)	(175,165)
Total liabilities and stockholders’ deficit	$582,602	$602,536

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue	$69,945	$68,626
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	19,103	18,983
Selling, general, and administrative expenses, excluding depreciation and amortization	25,012	23,250
Amortization of broadcast rights	5,587	5,311
Amortization of intangible assets	5,839	5,932
Depreciation	5,230	5,380
Loss (gain) on asset disposal, net	8	(54)
Total operating expenses	60,779	58,802
Income from operations	9,166	9,824

Interest expense, net	(13,705)	(11,963)
(Loss) gain on extinguishment of debt	(347)	94
Loss before income taxes	(4,886)	(2,045)
Income tax expense	(1,426)	(1,628)
Net loss	$(6,312)	$(3,673)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.13)
Weighted average number of common shares outstanding:
Basic and diluted	28,450	28,430

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2011
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2010	—	$—	15,038,839	$150	13,411,588	$134	—	$—	$403,006	$(578,455)	$(175,165)
Stock-based compensation expense	—	—	—	—	—	—	—	—	285	—	285
Net loss	—	—	—	—	—	—	—	—	—	(6,312)	(6,312)
Balance as of March 31, 2011	—	$—	15,038,839	$150	13,411,588	$134	—	$—	$403,291	$(584,767)	$(181,192)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,312)	$(3,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,276	1,455
Provision for bad debts	843	382
Depreciation of property and equipment	5,230	5,380
Amortization of intangible assets	5,839	5,932
Amortization of debt financing costs	450	724
Amortization of broadcast rights, excluding barter	2,250	2,363
Payments for broadcast rights	(2,478)	(2,558)
Payment-in-kind interest accrued to debt	21	380
Loss (gain) on asset disposal, net	8	(54)
Loss (gain) on extinguishment of debt	347	(94)
(Premium) discount on debt extinguishment, net	(156)	99
PIK interest paid upon debt extinguishment	(33)	(163)
Issue discount paid upon debt extinguishment	(450)	(14)
Deferred gain recognition	(109)	(110)
Amortization of debt discount	716	2,273
Amortization of deferred representation fee incentive	(155)	(157)
Stock-based compensation expense	285	285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,326	3,660
Prepaid expenses and other current assets	(2,296)	(1,676)
Other noncurrent assets	(2)	—
Accounts payable and accrued expenses	213	(807)
Taxes payable	105	193
Interest payable	8,447	1,626
Deferred revenue	(479)	(648)
Other noncurrent liabilities	(180)	(505)
Net cash provided by operating activities	17,706	14,293
Cash flows from investing activities:
Purchases of property and equipment	(4,168)	(3,793)
Proceeds from sale of assets	18	—
Proceeds from insurance on casualty loss	—	177
Net cash used in investing activities	(4,150)	(3,616)
Cash flows from financing activities:
Repayments of long-term debt	(16,398)	(12,240)
Net cash used in financing activities	(16,398)	(12,240)
Net decrease in cash and cash equivalents	(2,842)	(1,563)
Cash and cash equivalents at beginning of period	23,658	12,752
Cash and cash equivalents at end of period	$20,816	$11,189
Supplemental information:
Interest paid	$4,515	$6,909
Income taxes paid, net	$44	$(30)
Non-cash investing and financing activities:
Accrued debt financing costs	$4	$312
Accrued purchases of property and equipment	$466	$722
Purchases of property and equipment through trade	$95	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2011, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations and four digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 34 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Rhode Island, Utah and Florida. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (9 stations), Fox (15 stations), MyNetworkTV (7 stations and one digital multi-cast channel), The CW (4 stations), LATV (2 digital multi-cast channels), Azteca America (1 station) and Telemundo (1 digital multi-cast channel). Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and its subsidiaries. Also included in the Condensed Consolidated Financial Statements are the accounts of the independently-owned variable interest entity (“VIE”), Mission (Nexstar and Mission are collectively referred to as the “Company”). Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

In January 2011, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), a wholly-owned subsidiary of Nexstar, completed a pro rata redemption of $12.5 million of its 11.375% senior discount notes due 2013 (“11.375% Notes”). Nexstar repurchased additional outstanding notes during the three months ended March 31, 2011, including $0.2 million of 11.375% Notes, $0.1 million of 7% senior subordinated notes due 2014 and $3.8 million of 7% senior subordinated PIK notes due 2014. The Company also repaid scheduled maturities on its senior secured credit facilities. See Note 6 for more details related to these transactions.

In addition, in April 2011, Nexstar announced a redemption of the remaining balance of $33.2 million of the 11.375% Notes, to close on May 15, 2011, in connection with the funding of additional amounts under an amendment to Nexstar’s senior secured credit facility which was entered into in April 2011. The amendment provides additional funding availability, in order for Nexstar to repurchase additional outstanding notes. Additionally, Nexstar entered into a purchase agreement for the assets of two stations for cash consideration of $17.5 million, which will be drawn from its senior secured credit facility. See Note 13 for more details related to these transactions.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Condensed Consolidated Financial Statements because Nexstar is deemed to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 10), (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options (which expire on various dates between 2011 and 2018) granted by Mission’s sole shareholder which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of March 31, 2011, the assets of Mission consisted of current assets of $7.4 million (excluding broadcast rights), broadcast rights of $3.8 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $19.1 million, property and equipment of $25.0 million and other noncurrent assets of $1.4 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 12 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2011:

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

Variable Interest Entities

The Company may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of stations in markets in which the Company owns and operates a station. The term local service agreements generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. In addition to those with Mission, Nexstar has VIEs in connection with local service agreements entered into with stations as discussed below.

Nexstar has determined that it has variable interests in WYZZ, the Fox affiliate in Peoria, Illinois and WUHF, the Fox affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.2 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. Nexstar has a balance in accounts payable to Sinclair for fees under these arrangements in the amount of $0.6 million as of March 31, 2011. Nexstar also has receivables in the amount of $2.4 million for advertising aired on these two stations.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owns and operates seven individual stations in four markets. Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations. Nexstar has evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar does not consolidate Four Points’ financial results into its own. As of March 31, 2011, Nexstar had a balance in accounts receivable from Four Points of $1.4 million, of which $0.5 million was earned in the three months ended March 31, 2011. Nexstar must indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement. For this reason, the maximum exposure to loss as a result of this agreement with Four Points is not determinable.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options outstanding. For the three months ended March 31, 2011 and 2010, the effect of potential common shares was anti-dilutive due to the net losses and were excluded from the computation of diluted net loss per share. The following options were outstanding to purchase the following weighted-average shares of Nexstar’s Class A common stock:
	Three Months Ended March 31,
	2011	2010
Out-of-the-money options	—	2,556,089
In-the-money options	3,785,000	393,580
Total	3,785,000	2,949,669

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact to the Company’s financial position or results of operations.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of March 31, 2011 and December 31, 2010, the Company had $10.3 million and $17.2 million, respectively, invested in money market investments, which are carried at fair value. The Company has determined that the fair value of the money market investment is defined as Level 1 in the fair value hierarchy. See Note 6 for fair value disclosures related to the Company’s debt.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2011			December 31, 2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$344,662	$(250,329)	$94,333	$344,662	$(244,712)	$99,950
Other definite-lived intangible assets	1-15	13,464	(11,142)	2,322	13,464	(10,920)	2,544
Other intangible assets		$358,126	$(261,471)	$96,655	$358,126	$(255,632)	$102,494

Total amortization expense from definite-lived intangibles was $5.8 million and $5.9 million for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011, each of the five succeeding years ended December 31 and thereafter for definite-lived intangibles assets as of March 31, 2011 (in thousands):

Remainder of 2011	$17,475
2012	22,988
2013	17,426
2014	10,390
2015	9,011
2016	5,331
Thereafter	14,034

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	155,275	(46,216)	109,059	177,689	(50,202)	127,487
Balance as of March 31, 2011	155,275	(46,216)	109,059	177,689	(50,202)	127,487

There were no changes recorded to goodwill or FCC licenses during the year ended December 31, 2010 or the three months ended March 31, 2011. The Company expenses, as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2011, the Company did not identify any events that would trigger an impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	March 31, 2011	December 31, 2010
Compensation and related taxes	$5,300	$3,279
Sales commissions	1,472	1,426
Employee benefits	856	769
Property taxes	811	386
Other accruals related to operating expenses	2,687	3,201
	$11,126	$9,061

6.	Debt

Long-term debt consisted of the following (in thousands):
	March 31, 2011	December 31, 2010
Term loans	$99,250	$99,500
Revolving credit facilities	—	—
8.875% Senior secured second lien notes due 2017, net of discount of $7,341 and $7,564	317,659	317,436
7% Senior subordinated notes due 2014, net of discount of $631 and $684	44,706	44,761
7% Senior subordinated PIK notes due 2014, net of discount of $843 and $1,310	132,209	135,496
11.375% Senior discount notes due 2013	33,158	45,907
	626,982	643,100
Less: current portion	(1,000)	(1,000)
	$625,982	$642,100

2011 Transactions

    On January 15, 2011, Nexstar Holdings redeemed, on a pro rata basis, $12.5 million of its 11.375% senior discount notes due 2013 (“11.375% Notes”). Nexstar Holdings also repurchased $0.2 million outstanding 11.375% Notes in January 2011. Both transactions were priced at approximately 102%. These transactions resulted in a loss on extinguishment of debt of $0.4 million.

    In January, February and March 2011, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned indirect subsidiary of Nexstar, repurchased $0.3 million, $1.5 million and $2.0 million, respectively, of its outstanding 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) at approximately 98%. These repurchases resulted in a gain on extinguishment of debt of $37 thousand.

    In January 2011, Nexstar Broadcasting repurchased $0.1 million of its outstanding 7% senior subordinated notes due 2014 (“7% Notes”) at 98.25%. No gain or loss on extinguishment of debt was recognized on this repurchase.

    In March 2011, Nexstar Broadcasting and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $250 thousand.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $75.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2011.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 8.00 to 1.00 at March 31, 2011, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of March 31, 2011, the Company is in compliance with all of its covenants.

Collateralization and Guarantees of Debt

Nexstar Broadcasting’s and Mission’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar senior secured credit facility and the senior subordinated notes issued by Nexstar Broadcasting.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$99,250	$99,250	$99,500	$99,500
Revolving credit facilities(1)	—	—	—	—
8.875% Senior secured second lien notes	317,659	351,813	317,436	345,313
7% Senior subordinated notes(2)	44,706	44,263	44,761	44,309
7% Senior subordinated PIK notes(2)	132,209	129,394	135,496	129,966
11.375% Senior discount notes(2)	33,158	33,284	45,907	46,538

(1)
The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3 (significant and unobservable).

(2)
The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2 (significant and observable).

7.	Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. Katz is making the payments on behalf of Nexstar as an inducement for Nexstar to enter into the long-term contract with Katz. A liability of $7.2 million, representing the present value of the payments Katz is making to Blair, was recorded and is being recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. Effective May 1, 2009, Nexstar signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies. Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair. As a result, Blair sued the Company for additional termination fees. Katz indemnified the Company for all expenses related to the settlement and defense of this lawsuit. The lawsuit was settled effective May 7, 2010. Termination of these contracts resulted in an additional liability of $0.2 million, which is being recognized over the remaining contact term with Katz.

As of March 31, 2011, $0.7 million of this liability was included in other current liabilities and $4.8 million was included in deferred representation fee incentive in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended March 31, 2011 and 2010.

8.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred rent	$8,828	$8,746
Software agreement obligation	3,552	3,698
Other	1,001	1,117
	$13,381	$13,561

9.	FCC Regulatory Matters

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

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. Multiple challenges to this proceeding were filed with the U.S. Courts of Appeal. The court proceedings remain pending.

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules. These studies have not yet been provided to the general public for review and comment. The Company believes that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. The Company cannot predict when the FCC will issue this NPRM.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses, whether to permit two television stations to share a single 6 megahertz channel and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. At the same time, Congress is considering legislation that would authorize the FCC to conduct incentive auctions whereby spectrum holders, including television broadcasters, could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. If Congress or the FCC determines to move forward with one or more of these proposals, it may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the resolution of the proposals or their impact to its business.

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the proposals or their impact to its business.

10.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of March 31, 2011, Mission had a maximum commitment of $48.7 million under its senior secured credit facility, of which $38.7 million of debt was outstanding.

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

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit has been recognized on the Company’s taxable losses for the three months ended March 31, 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

The deferred tax liabilities related to goodwill and other indefinite-lived intangible assets do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets before valuation allowance primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it does not believe they are more likely than not to be realized through future taxable earnings.

12.	Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company, including each of its 100%, directly or indirectly, owned subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.”

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a variable interest entity (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

Prior periods have been reclassified to conform to current presentation.

The Company and its subsidiaries have the following notes outstanding:

1. Nexstar Holdings has the 11.375% Notes outstanding. The 11.375% Notes are fully and unconditionally guaranteed by Nexstar but not guaranteed by any other entities.

2. Nexstar Broadcasting has the following notes outstanding:

(a)	7% Notes. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(b)	7% PIK Notes. The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission. These notes are not guaranteed by any other entities.

(c)
8.875% Notes. The 8.875% Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries. The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting. As the obligations under the 8.875% Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in their separate financial statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the contractual relationships between the entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$15,584	$5,232	$—	$—	$20,816
Due from Mission	—	8,941	—	—	(8,941)	—
Other current assets	—	72,841	4,710	—	—	77,551
Total current assets	—	97,366	9,942	—	(8,941)	98,367
Amounts due from subsidiary eliminated upon consolidation	6,710	—	—	—	(6,710)	—
Amounts due from parents eliminated upon consolidation	—	6,644	—	—	(6,644)	—
Property and equipment, net	—	110,565	24,995	—	—	135,560
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	77,568	19,087	—	—	96,655
Other noncurrent assets	—	12,515	2,632	327	—	15,474
Total assets	$6,710	$501,777	$96,083	$327	$(22,295)	$582,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Nexstar Broadcasting	—	—	8,941	—	(8,941)	—
Other current liabilities	—	51,330	17,356	1,884	(13,220)	57,350
Total current liabilities	—	51,940	26,687	1,884	(22,161)	58,350
Debt	—	554,506	355,977	33,158	(317,659)	625,982
Deficiencies in subsidiaries eliminated upon consolidation	215,148	—	—	167,077	(382,225)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	13,354	(13,354)	—
Other noncurrent liabilities	(3)	62,408	17,055	2	—	79,462
Total liabilities	215,145	668,854	399,719	215,475	(735,399)	763,794
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(208,719)	(167,077)	(303,636)	(215,148)	713,104	(181,476)
Total stockholders’ deficit	(208,435)	(167,077)	(303,636)	(215,148)	713,104	(181,192)
Total liabilities and stockholders’ deficit	$6,710	$501,777	$96,083	$327	$(22,295)	$582,602

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,409	$1,249	$—	$—	$23,658
Due from Mission	—	8,423	—	—	(8,423)	—
Other current assets	—	78,613	4,945	—	—	83,558
Total current assets	—	109,445	6,194	—	(8,423)	107,216
Amounts due from subsidiary eliminated upon consolidation	6,425	—	—	—	(6,425)	—
Amounts due from parents eliminated upon consolidation	—	6,929	—	—	(6,929)	—
Property and equipment, net	—	111,368	25,668	—	—	137,036
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	82,125	20,369	—	—	102,494
Other noncurrent assets	—	15,395	3,340	509	—	19,244
Total assets	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Nexstar Broadcasting	—	—	8,423	—	(8,423)	—
Other current liabilities	—	46,425	10,872	1,306	(6,009)	52,594
Total current liabilities	—	47,035	19,685	1,306	(14,432)	53,594
Debt	—	557,778	355,851	45,907	(317,436)	642,100
Deficiencies in subsidiaries eliminated upon consolidation	206,961	—	—	146,901	(353,862)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	13,354	(13,354)	—
Other noncurrent liabilities	(3)	64,469	17,539	2	—	82,007
Total liabilities	206,958	669,282	393,075	207,470	(699,084)	777,701
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(200,817)	(146,901)	(298,077)	(206,961)	677,307	(175,449)
Total stockholders’ deficit	(200,533)	(146,901)	(298,077)	(206,961)	677,307	(175,165)
Total liabilities and stockholders’ deficit	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$67,123	$2,822	$—	$—	$69,945
Revenue between consolidated entities	—	1,785	6,509	—	(8,294)	—
Net revenue	—	68,908	9,331	—	(8,294)	69,945
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	17,850	1,253	—	—	19,103
Selling, general, and administrative expenses, excluding depreciation and amortization	—	24,414	598	—	—	25,012
Local service agreement fees between consolidated entities	—	6,509	1,785	—	(8,294)	—
Amortization of broadcast rights	—	4,585	1,002	—	—	5,587
Amortization of intangible assets	—	4,557	1,282	—	—	5,839
Depreciation	—	4,534	696	—	—	5,230
Loss (gain) on asset disposal, net	—	26	(18)	—	—	8
Total operating expenses	—	62,475	6,598	—	(8,294)	60,779
Income from operations	—	6,433	2,733	—	—	9,166
Interest expense, net	—	(9,024)	(3,641)	(1,040)	—	(13,705)
Gain (loss) on extinguishment of debt	—	36	—	(383)	—	(347)
Equity in loss of subsidiaries	(5,092)	—	—	(3,669)	8,761	—
Loss before income taxes	(5,092)	(2,555)	(908)	(5,092)	8,761	(4,886)
Income tax expense	—	(1,114)	(312)	—	—	(1,426)
Net loss	$(5,092)	$(3,669)	$(1,220)	$(5,092)	$8,761	$(6,312)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$66,397	$2,229	$—	$—	$68,626
Revenue between consolidated entities	—	1,800	6,740	—	(8,540)	—
Net revenue	—	68,197	8,969	—	(8,540)	68,626
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	17,537	1,446	—	—	18,983
Selling, general, and administrative expenses, excluding depreciation and amortization	—	22,648	602	—	—	23,250
Local service agreement fees between consolidated entities	—	6,740	1,800	—	(8,540)	—
Amortization of broadcast rights	—	4,338	973	—	—	5,311
Amortization of intangible assets	—	4,645	1,287	—	—	5,932
Depreciation	—	4,649	731	—	—	5,380
(Gain) loss on asset disposal, net	—	(86)	32	—	—	(54)
Total operating expenses	—	60,471	6,871	—	(8,540)	58,802
Income from operations	—	7,726	2,098	—	—	9,824
Interest expense, net	—	(8,147)	(2,335)	(1,481)	—	(11,963)
Gain on extinguishment of debt	—	94	—	—	—	94
Equity in loss of subsidiaries	(3,125)	—	—	(1,644)	4,769	—
Loss before income taxes	(3,125)	(327)	(237)	(3,125)	4,769	(2,045)
Income tax expense	—	(1,317)	(311)	—	—	(1,628)
Net loss	$(3,125)	$(1,644)	$(548)	$(3,125)	$4,769	$(3,673)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$14,295	$4,074	$(663)	$—	$17,706

Cash flows from investing activities:
Purchases of property and equipment	—	(4,156)	(12)	—	—	(4,168)
Other investing activities	—	—	18	—	—	18
Net cash (used in) provided by investing activities	—	(4,156)	6	—	—	(4,150)

Cash flows from financing activities:
Repayments of long-term debt	—	(3,552)	(97)	(12,749)	—	(16,398)
Inter-company payments	—	(13,412)	—	13,412	—	—
Other financing activities	—	—	—	—	—	—
Net cash (used in) provided by financing activities	—	(16,964)	(97)	663	—	(16,398)
Net (decrease) increase in cash and cash equivalents	—	(6,825)	3,983	—	—	(2,842)
Cash and cash equivalents at beginning of period	—	22,409	1,249	—	—	23,658
Cash and cash equivalents at end of period	$—	$15,584	$5,232	$—	$—	$20,816

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by operating activities	$—	$13,667	$626	$—	$—	$14,293

Cash flows from investing activities:
Purchases of property and equipment	—	(3,752)	(41)	—	—	(3,793)
Other investing activities	—	177	—	—	—	177
Net cash used in investing activities	—	(3,575)	(41)	—	—	(3,616)

Cash flows from financing activities:
Repayments of long-term debt	—	(11,809)	(431)	—	—	(12,240)
Inter-company payments	—	—	—	—	—	—
Other financing activities	—	—	—	—	—	—
Net cash used in financing activities	—	(11,809)	(431)	—	—	(12,240)
Net (decrease) increase in cash and cash equivalents	—	(1,717)	154	—	—	(1,563)
Cash and cash equivalents at beginning of period	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of period	$—	$10,132	$1,057	$—	$—	$11,189

13.	Subsequent Events

On April 15, 2011, Nexstar Broadcasting entered into an amendment to its senior secured credit facility. The amendment expands Nexstar Broadcasting’s Term Loan B by $50.0 million to $149.5 million, allows the proceeds of the credit facility to be used to refinance its outstanding Senior Notes and those held by Nexstar Holdings and retains its incremental term loan capacity of $100.0 million. The amendment also provides for payment of normal and customary fees and expenses. The net proceeds of the additional Term Loan B funding will be used to redeem the remaining $33.2 million of the 11.375% Notes, for future repurchases of outstanding notes and for general corporate purposes. The funding of the additional $50.0 million Term Loan B will close concurrently with the redemption of Nexstar Broadcasting’s 11.375% Senior Discount Notes due 2013 on May 15, 2011.

On April 15, 2011, Nexstar Holdings notified its bond holders of its election to redeem, on May 15, 2011, the remaining $33.2 million balance of its 11.375% Notes at the redemption price of 100.0% of the outstanding amount thereof together with accrued and unpaid interest on the notes to the redemption date.

On April 7, 2011, Nexstar Broadcasting entered into a definitive agreement to acquire the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, from an affiliate of Liberty Media Corporation for $20 million. The purchase consideration will be comprised of $17.5 million of cash, to be borrowed under Nexstar Broadcasting’s senior secured credit facility, and the issuance of Nexstar Class A common stock of $2.5 million, with the number of shares to be determined based on the average closing price of the stock for the 20 trading days prior to closing the transaction. The transaction is subject to FCC approval and other customary conditions and is expected to close in the third quarter of 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

    As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc.(“Nexstar Holdings”) and Nexstar Broadcasting, Inc.(“Nexstar Broadcasting”), and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” “ours,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

As a result of our deemed controlling financial interest in Mission, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of our determination that we are required to consolidate Mission’s financial position, results of operations and cash flows under the authoritative guidance for variable interest entities. Therefore, the following discussion of our financial condition and results of operations includes Mission’s financial position and results of operations.

Executive Summary

First Quarter 2011 Highlights

•
Net revenue increased 1.9% during the first quarter of 2011 compared to the same period in 2010. Increases in local, national and eMedia advertising revenue and retransmission compensation more than offset the loss of $2.6 million in political advertising.

•
In January 2011, we redeemed $12.5 million of our 11.375% senior discount notes due 2013 (“11.375% Notes”). We also repurchased $0.2 million outstanding 11.375% Notes in January 2011. Both transactions were priced at 102%, resulting in a loss on extinguishment of debt of $0.4 million.

•	During the quarter, we repurchased a total of $3.8 million of our outstanding 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) at 98%.

•	In January 2011, we repurchased $0.1 million of our outstanding 7% senior subordinated notes due 2014 (“7% Notes”) at 98.25%.

Overview of Operations

We owned and operated 34 television stations as of March 31, 2011. Through various local service agreements, we programmed or provided sales and other services to 25 additional television stations and four digital multicast channels, including 16 television stations and one digital multicast channel owned and operated by Mission as of March 31, 2011. All of the stations we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of March 31, 2011 with Mission:

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

(2)
We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. Each SSA allows our station in the market to provide services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. Each JSA permits us to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue as described in the JSAs.

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and the senior subordinated notes we have issued. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

We do not own Mission or Mission’s television stations. However, as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, we are deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In compliance with FCC regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Our stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Industry Trends

Our net revenue increased 1.9% to $69.9 million for the three months ended March 31, 2011, compared to $68.6 million for the three months ended March 31, 2010. This increase represents increases in local and national advertising revenue of $1.9 million, retransmission compensation of $1.1 million and eMedia advertising revenue of $0.7 million, partially offset by a decrease in political advertising revenue of $2.6 million.

The demand for political advertising is generally higher in even-numbered years, when congressional and presidential elections occur, than in odd-numbered years when there are no federal elections scheduled. Since 2011 is not a national election year, we expect significantly less political advertising revenue to be reported in 2011 in relation to 2010.

Automotive-related advertising, our largest advertising category, provided 20.9% and 19.7% of our core local and national advertising revenue for the three months ended March 31, 2011 and 2010, respectively. Our automotive-related advertising increased 9.5% for the three months ended March 31, 2011 as compared to the same period in 2010 and provided $1.1 million of the increase in our core revenue. We believe the increase is primarily due to the upswing in economic conditions compared to the prior year.

Historical Performance

Revenue

The following table sets forth the amounts earned by the Company’s stations (in thousands) by principal types of revenue and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Local	$43,257	59.7	$41,718	58.3
National	15,061	20.8	14,746	20.6
Political	560	0.8	3,150	4.4
Retransmission compensation	8,517	11.7	7,369	10.3
eMedia revenue	3,673	5.1	2,966	4.2
Network compensation	264	0.4	523	0.7
Management fee	500	0.7	500	0.7
Other	577	0.8	540	0.8
Total gross revenue	72,409	100.0	71,512	100.0
Less: Agency commissions	(7,351)	(10.2)	(7,468)	(10.4)
Net broadcast revenue	65,058	89.8	64,044	89.6
Trade and barter revenue	4,887		4,582
Net revenue	$69,945		$68,626

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) for the periods indicated and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Net revenue	$69,945	100.0	$68,626	100.0
Operating expenses (income):
Corporate expenses	4,818	6.9	4,752	6.9
Station direct operating expenses, net of trade	17,588	25.2	17,353	25.3
Selling, general and administrative expenses	20,194	28.9	18,498	27.0
Loss (gain) on asset disposal, net	8	0.0	(54)	(0.1)
Trade and barter expense	4,852	6.9	4,579	6.7
Depreciation and amortization	11,069	15.8	11,312	16.5
Amortization of broadcast rights, excluding barter	2,250	3.2	2,362	3.4
Income from operations	$9,166		$9,824

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Gross local advertising revenue was $43.3 million for the three months ended March 31, 2011, compared to $41.7 million for the same period in 2010, an increase of $1.5 million, or 3.7%. Gross national advertising revenue was $15.1 million for the three months ended March 31, 2011, compared to $14.7 million for the same period in 2010, an increase of $0.3 million, or 2.1%. The combined increase in gross local and national advertising revenue of $1.9 million was largely the result of an increase in automotive advertising of $1.1 million and in cable television advertising of $0.5 million during the first quarter of 2011 compared to the prior year.

Gross political advertising revenue was $0.6 million for the three months ended March 31, 2011, compared to $3.2 million for the same period in 2010, a decrease of $2.6 million, or 82.2%, as expected due to the current year not being an election year.

Retransmission compensation was $8.5 million for the three months ended March 31, 2011, compared to $7.4 million for the same period in 2010, an increase of $1.1 million, or 15.6%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year.

eMedia revenue, representing web-based advertising revenue generated at our stations, was $3.7 million for the three months ended March 31, 2011, compared to $3.0 million for the same period in 2010, an increase of $0.7 million or 23.8%. The increase in eMedia revenue is attributable to increased penetration of our markets by our eMedia sales efforts and the overall upswing in the economy.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, remained consistent at $4.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due to the consistency in personnel and other costs in each corporate office.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $37.8 million for the three months ended March 31, 2011, compared to $35.9 million for the same period in 2010, an increase of $1.9 million, or 5.4%. The increase was primarily attributed to an increase of $0.5 million in bad debt expense, an increase of $0.3 million in legal fees related to an amendment to our senior secured credit facility agreement and a station acquisition entered into in April 2011, $0.2 million in national, local and eMedia sales commissions due to an increase in local and national revenue, an incremental $0.2 million in fees paid to Sinclair for our outsourcing arrangement in Peoria and Rochester, as revenues and broadcasting cash flows for those stations increased year-over-year, an increase of $0.2 million of costs related to the reinstatement of our 401(k) match to employees in second quarter 2010 and an increase of $0.2 million in property tax, due to higher valuations of our properties.

    Amortization of broadcast rights, excluding barter, remained relatively consistent at $2.3 million for the three months ended March 31, 2011, compared to $2.4 million for the same period in 2010, a decrease of $0.1 million, or 4.7%.

Amortization of intangible assets remained consistent at $5.8 million for the three months ended March 31, 2011, compared to $5.9 million for the same period in 2010, due to the consistent balance of amortizable intangible assets.

While there are no known circumstances or events as of March 31, 2011 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment remained relatively consistent at $5.2 million for the three months ended March 31, 2011, compared to $5.4 million for the same period in 2010.

Interest Expense

Interest expense, net was $13.7 million for the three months ended March 31, 2011, compared to $12.0 million for the same period in 2010, an increase of $1.7 million, or 14.6%. The increase in interest expense was primarily attributed to the higher interest rate of the $325.0 million 8.875% senior secured second lien notes due 2017 (“8.875% Notes”) compared to the senior secured credit facilities.

Income Taxes

Income tax expense remained relatively consistent at $1.4 million for the three months ended March 31, 2011, compared to $1.6 million for the same period in 2010. Our provision for income taxes is primarily created by changes in the position during the year arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its available senior secured credit facility. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$17,706	$14,293
Net cash used in investing activities	(4,150)	(3,616)
Net cash used in financing activities	(16,398)	(12,240)
Net decrease in cash and cash equivalents	$(2,842)	$(1,563)
Cash paid for interest	$4,515	$6,909
Cash paid for income taxes, net	$44	$(30)

	As of March 31, 2011	As of December 31, 2010
Cash and cash equivalents	$20,816	$23,658
Long-term debt including current portion	$626,982	$643,100
Unused commitments under senior secured credit facilities(1)	$75,000	$75,000

(1)
Based on covenant calculations, as of March 31, 2011, all of the $75 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $3.4 million during the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to a decrease in cash paid for interest of $2.4 million and a reduction of cash paid on accounts payable and accrued expenses of $1.0 million.

Cash paid for interest decreased by $2.4 million during the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to a change in timing of our interest payments with the April 2010 issuance of the 8.875% Notes.

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

Cash Flows – Investing Activities

Net cash used in investing activities increased by $0.5 million during the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to a slight increase in spending on capital expenditures, primarily due to replacements of aged vehicles during the quarter.

Cash Flows – Financing Activities

Net cash used in financing activities increased by $4.2 million during the three months ended March 31, 2011 compared to the same period in 2010, due to an increase in repayments on long-term debt. In 2011, we completed a partial redemption of $12.5 million of the 11.375% Notes and repurchased an additional $0.2 million of 11.375% Notes, $0.1 million of 7% Notes and $3.8 million of 7% PIK Notes, as well as paid contractual maturities on the Company’s senior secured credit facilities of $250 thousand. In 2010, we made voluntary payments on the Company’s revolving credit balances of $7.0 million, paid contractual maturities on the Company’s senior secured credit facilities of $4.3 million, including certain mandatory prepayments, and repurchased $1.0 million of privately held notes that were retired later in 2010.

Although the Nexstar and Mission senior secured credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2011, Nexstar and Mission had total combined debt of $627.0 million, which represented 140.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2011 (in thousands):

	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Nexstar senior secured credit facility	$60,542	$457	$1,220	$1,220	$57,645
Mission senior secured credit facility	38,708	293	780	780	36,855
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	45,337	—	—	45,337	—
7% senior subordinated PIK notes due 2014	133,052	—	—	133,052	—
11.375% senior discount notes due 2013	33,158	—	33,158	—	—
	$635,797	$750	$35,158	$180,389	$419,500

We make semiannual interest payments on our 8.875% Notes on April 15 and October 15 of each year. We make semiannual interest payments on our 7% Notes on January 15 and July 15 of each year. We make semiannual interest payments on our 11.375% Notes on April 1 and October 1 of each year. Our 7% PIK Notes will begin paying cash interest in July 2011. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior secured credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior discount notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from March 31, 2011.

No Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that as of March 31, 2011 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The term loan borrowings at March 31, 2011 under the Company’s senior secured credit facilities bear interest at a weighted average interest rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2011 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.3 million, based on the outstanding balance of our senior secured credit facilities as of March 31, 2011. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 7% Notes, our 8.875% Notes, our 7% PIK Notes, and our 11.375% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 21, 2011)

10.2	Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Broadcasting Group, Inc.
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.

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

Dated: May 13, 2011