Form 10-Q
period 2011-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2011-08-11
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 4, 2011 the registrant had 15,387,131 shares of Class A Common Stock and 13,411,588 shares of Class B Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,533	$23,658
Accounts receivable, net of allowance for doubtful accounts of $866 and $2,075, respectively	59,064	63,501
Current portion of broadcast rights	12,369	18,056
Prepaid expenses and other current assets	810	1,986
Deferred tax asset	15	15
Total current assets	84,791	107,216
Property and equipment, net	133,904	137,036
Broadcast rights	5,906	11,749
Goodwill	109,059	109,059
FCC licenses	106,789	106,789
FCC licenses of Mission	20,698	20,698
Other intangible assets, net	89,296	102,494
Other noncurrent assets	6,976	6,918
Deferred tax asset	569	577
Total assets	$557,988	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,500	$1,000
Current portion of broadcast rights payable	10,567	15,290
Accounts payable	9,150	10,372
Accrued expenses	10,083	8,536
Taxes payable	175	380
Interest payable	10,843	9,270
Deferred revenue	2,320	2,803
Other liabilities of Mission	3,577	4,857
Other liabilities	1,131	1,086
Total current liabilities	49,346	53,594
Debt	614,629	642,100
Broadcast rights payable	6,148	10,884
Deferred tax liabilities	38,198	36,230
Deferred revenue	654	889
Deferred gain on sale of assets	2,364	2,495
Deferred representation fee incentive	4,654	4,963
Other liabilities of Mission	16,687	17,539
Other liabilities	8,729	9,007
Total liabilities	741,409	777,701
Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2011 and December 31, 2010	—	—
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 15,052,839 and 15,038,839 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	151	150
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 13,411,588 shares issued and outstanding at each of June 30, 2011 and December 31, 2010	134	134
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	403,645	403,006
Accumulated deficit	(587,351)	(578,455)
Total stockholders’ deficit	(183,421)	(175,165)
Total liabilities and stockholders’ deficit	$557,988	$602,536

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$75,505	$74,542	$145,450	$143,168
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	19,705	19,580	38,808	38,563
Selling, general, and administrative expenses, excluding depreciation and amortization	24,955	24,754	49,967	48,004
Amortization of broadcast rights	5,262	4,996	10,849	10,307
Amortization of intangible assets	7,359	5,987	13,198	11,919
Depreciation	5,205	5,257	10,435	10,637
Loss (gain) on asset disposal, net	94	10	102	(44)
Total operating expenses	62,580	60,584	123,359	119,386
Income from operations	12,925	13,958	22,091	23,782

Interest expense, net	(13,308)	(13,881)	(27,013)	(25,844)
Loss on extinguishment of debt	(808)	(7,903)	(1,155)	(7,809)
Loss before income taxes	(1,191)	(7,826)	(6,077)	(9,871)
Income tax expense	(1,393)	(1,595)	(2,819)	(3,223)
Net loss	$(2,584)	$(9,421)	$(8,896)	$(13,094)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.33)	$(0.31)	$(0.46)
Weighted average number of common shares outstanding:
Basic and diluted	28,452	28,431	28,451	28,431

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2011
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2010	—	$—	15,038,839	$150	13,411,588	$134	—	$—	$403,006	$(578,455)	$(175,165)
Stock-based compensation expense	—	—	—	—	—	—	—	—	573	—	573
Exercise of stock options	—	—	14,000	1	—	—	—	—	66	—	67
Net loss	—	—	—	—	—	—	—	—	—	(8,896)	(8,896)
Balance as of June 30, 2011	—	$—	15,052,839	$151	13,411,588	$134	—	$—	$403,645	$(587,351)	$(183,421)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,896)	$(13,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	2,558	2,971
Provision for bad debts	1,155	680
Depreciation of property and equipment	10,435	10,637
Amortization of intangible assets	13,198	11,919
Amortization of debt financing costs	868	1,180
Amortization of broadcast rights, excluding barter	4,409	4,701
Payments for broadcast rights	(4,759)	(4,972)
Payment-in-kind interest accrued to debt	21	558
Loss (gain) on asset disposal, net	102	(44)
Loss on extinguishment of debt	1,155	7,809
Premium on debt extinguishment, net	(254)	(1,381)
PIK interest paid upon debt extinguishment	(215)	(6,146)
Issue discount paid upon debt extinguishment	(3,126)	(782)
Deferred gain recognition	(218)	(219)
Amortization of debt discount	1,059	4,748
Amortization of deferred representation fee incentive	(309)	(312)
Stock-based compensation expense	573	2,182
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,282	3,072
Prepaid expenses and other current assets	1,176	774
Other noncurrent assets	(18)	(67)
Accounts payable and accrued expenses	(143)	(621)
Taxes payable	(205)	(135)
Interest payable	1,573	4,864
Deferred revenue	(718)	(3,645)
Other liabilities of Mission	(205)	(379)
Other noncurrent liabilities	(278)	(518)
Net cash provided by operating activities	22,220	23,780
Cash flows from investing activities:
Purchases of property and equipment	(6,952)	(8,722)
Proceeds from insurance on casualty loss	30	459
Escrow payment on station acquisition	(1,000)	—
Net cash used in investing activities	(7,922)	(8,263)
Cash flows from financing activities:
Repayments of long-term debt	(74,957)	(331,088)
Payments for debt financing costs	(533)	(3,569)
Consideration paid for debt extinguishments	—	(2,680)
Proceeds from issuance of long-term debt	50,000	316,839
Proceeds from exercise of stock options	67	2
Net cash used in financing activities	(25,423)	(20,496)
Net decrease in cash and cash equivalents	(11,125)	(4,979)
Cash and cash equivalents at beginning of period	23,658	12,752
Cash and cash equivalents at end of period	$12,533	$7,773
Supplemental information:
Interest paid	$26,736	$21,324
Income taxes paid, net	$499	$416
Non-cash investing and financing activities:
Accrued debt financing costs	$30	$—
Accrued purchases of property and equipment	$1,143	$131
Purchases of property and equipment through trade	$290	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2011, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 59 television stations and four digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 34 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Rhode Island, Utah and Florida. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (9 stations), FOX (15 stations), MyNetworkTV (7 stations and one digital multi-cast channel), The CW (4 stations), LATV (2 digital multi-cast channels), Azteca America (1 station) and Telemundo (1 digital multi-cast channel). Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

In June 2011, Nexstar’s Board of Directors retained Moelis & Company as its financial advisor to assist with the exploration and evaluation of strategic alternatives intended to maximize stockholder value, including a possible sale of the Company. The Company has not made a decision to pursue any specific strategic transaction or other strategic alternative and there is no set timetable for the process, so there can be no assurance that the exploration of strategic alternatives will result in a sale of the Company or any other transaction. The Company does not intend to disclose developments with respect to the progress of its strategic review until such time as the Board has approved a transaction or otherwise deems disclosure appropriate.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and its subsidiaries. Also included in the Condensed Consolidated Financial Statements are the accounts of the independently-owned variable interest entity (“VIE”), Mission (Nexstar and Mission are collectively referred to as the “Company”). Where the assets of Mission are not available to be used to settle the obligations of Nexstar, they are presented as the assets of Mission on the Condensed Consolidated Balance Sheets. Conversely, where the creditors of Mission do not have recourse to the general credit of Nexstar, the related liabilities are presented as the liabilities of Mission on the Condensed Consolidated Balance Sheets. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

During 2011, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), a wholly-owned subsidiary of Nexstar, redeemed the balance of its 11.375% senior discount notes due 2013 (“11.375% Notes”) by a redemption of $12.5 million in January 2011, a repurchase of $0.2 million in January 2011 and a redemption of the remaining balance of $33.2 million in May 2011. Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned indirect subsidiary of Nexstar, repurchased additional outstanding notes during the six months ended June 30, 2011, including $7.5 million of 7% senior subordinated notes due 2014 and $24.2 million of 7% senior subordinated PIK notes due 2014. The Company also repaid scheduled maturities on its senior secured credit facilities. See Note 7 for more details related to these transactions.

Additionally, in April 2011, Nexstar Broadcasting entered into an amendment to Nexstar’s senior secured credit facility. The amendment provided $50.0 million additional funding, which was used for the May redemption of the 11.375% Notes, repurchases of additional outstanding notes and general corporate purposes. See Note 7 for more details related to this amendment. Additionally, on July 1, 2011, Nexstar Broadcasting borrowed $19.3 million from its revolving loan in its senior secured credit facility in connection with the purchase of two stations. See Note 3 for more details related to this transaction.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Condensed Consolidated Financial Statements because Nexstar is deemed to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 12), (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options granted by Mission which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements expire on various dates between 2011 and 2018. The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of June 30, 2011, the assets of Mission consisted of current assets of $6.6 million (excluding broadcast rights), broadcast rights of $2.9 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $17.8 million, property and equipment of $24.3 million and other noncurrent assets of $1.3 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 13 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2011:

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

Nexstar’s ability to receive cash from Mission is governed by these local service agreements. Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of Mission’s available cash, after satisfaction of its operating costs and debt obligations. In compliance with FCC regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

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

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.6 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively and $2.7 million and $2.0 million for the six months then ended. Nexstar has a balance in accounts payable to Sinclair for fees under these arrangements in the amount of $0.4 million as of June 30, 2011. Nexstar also has receivables in the amount of $2.4 million for advertising aired on these two stations.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owns and operates seven individual stations in four markets. Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations. Nexstar has evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar does not consolidate Four Points’ financial results into its own. As of June 30, 2011, Nexstar had a balance in accounts receivable from Four Points of $0.5 million, out of $1.0 million earned in the six months ended June 30, 2011. Nexstar must indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement. For this reason, the maximum exposure to loss as a result of this agreement with Four Points is not determinable.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options outstanding. For the three and six months ended June 30, 2011 and 2010, the effect of potential common shares was anti-dilutive due to the net losses and were excluded from the computation of diluted net loss per share. Options were outstanding to purchase the following weighted-average shares of Nexstar’s Class A common stock:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options with a potentially dilutive effect	1,530,107	945,537	1,297,904	673,441
Out-of-the-money and other anti-dilutive options	2,253,816	2,834,826	2,486,558	3,113,224
Total options	3,783,923	3,780,363	3,784,462	3,786,665

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and eliminates the use of the residual method for allocation of deliverable elements. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact to the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update is effective for the Company beginning on January 1, 2012. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Station Acquisition

    On April 7, 2011, Nexstar Broadcasting entered into a definitive agreement to acquire the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, from an affiliate of Liberty Media Corporation for $21.5 million. This acquisition allows the Company entrance into these markets. The purchase consideration is comprised of $19.1 million of cash, to be borrowed under Nexstar Broadcasting’s senior secured credit facility, and the issuance of 334,292 unregistered shares of Nexstar Class A common stock, valued at $2.4 million. The transaction was approved by the FCC and closed on July 1, 2011. The accounting for this transaction has not yet been completed, as management is currently evaluating the factors necessary to assess the fair values of the assets acquired and any liabilities assumed.

4.	Fair Value Measurements

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of June 30, 2011 and December 31, 2010, the Company had $2.8 million and $17.2 million, respectively, invested in money market investments, which are carried at fair value. The Company has determined that the fair value of the money market investment is defined as Level 1 in the fair value hierarchy. See Note 7 for fair value disclosures related to the Company’s debt.

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2011			December 31, 2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$344,662	$(257,468)	$87,194	$344,662	$(244,712)	$99,950
Other definite-lived intangible assets	1-15	13,464	(11,362)	2,102	13,464	(10,920)	2,544
Other intangible assets		$358,126	$(268,830)	$89,296	$358,126	$(255,632)	$102,494

Total amortization expense from definite-lived intangibles was $7.4 million and $6.0 million for the three months ended June 30, 2011 and 2010, respectively, and $13.2 million and $11.9 million for the six months then ended. During the six months ended June 30, 2011, the Company was notified by FOX Broadcasting Company that the affiliation agreement with three of its stations would be terminated. WTVW in Evansville, Indiana terminated effective June 30, 2011, WFFT in Ft. Wayne, Indiana terminates effective July 31, 2011 and KSFX in Springfield, Missouri terminates August 31, 2011. The intangible assets related to these affiliation agreements are being amortized through the date of their terminations, resulting in incremental amortization expense of $1.5 million for the six months ended June 30, 2011.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011, each of the five succeeding years ended December 31 and thereafter for definite-lived intangibles assets as of June 30, 2011 (in thousands):

Remainder of 2011	$12,582
2012	21,524
2013	16,425
2014	10,389
2015	9,011
2016	5,331
Thereafter	14,034

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	$155,275	$(46,216)	$109,059	$177,689	$(50,202)	$127,487
Balance as of June 30, 2011	155,275	(46,216)	109,059	177,689	(50,202)	127,487

There were no changes recorded to goodwill or FCC licenses during the six months ended June 30, 2011 or the year ended December 31, 2010. The Company expenses, as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2011, the Company did not identify any events that would trigger an impairment assessment.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	June 30, 2011	December 31, 2010
Compensation and related taxes	$4,889	$3,195
Sales commissions	1,461	1,426
Employee benefits	777	719
Property taxes	676	344
Other accruals related to operating expenses	2,280	2,852
	$10,083	$8,536

7.         Debt

Long-term debt consisted of the following (in thousands):
	June 30, 2011	December 31, 2010
Term loans	$148,875	$99,500
Revolving credit facilities	—	—
8.875% Senior secured second lien notes due 2017, net of discount of $7,112 and $7,564	317,888	317,436
7% Senior subordinated notes due 2014, net of discount of $485 and $684	37,427	44,761
7% Senior subordinated PIK notes due 2014, net of discount of $654 and $1,310	111,939	135,496
11.375% Senior discount notes due 2013	—	45,907
	616,129	643,100
Less: current portion	(1,500)	(1,000)
	$614,629	$642,100

2011 Transactions

On April 15, 2011, Nexstar Broadcasting entered into an amendment to its senior secured credit facility. The amendment expands Nexstar Broadcasting’s Term Loan B by $50.0 million to $149.5 million, allows the proceeds of the credit facility to be used to refinance the existing notes held by Nexstar Broadcasting and Nexstar Holdings and retains its incremental term loan capacity of $100.0 million. The amendment also provides for payment of normal and customary fees and expenses. The net proceeds of the additional Term Loan B funding were used to redeem the remaining balance of the 11.375% senior discount notes due 2013 (“11.375% Notes”), for additional repurchases of outstanding notes and for general corporate purposes. The additional $50.0 million Term Loan B was funded on May 15, 2011.

On January 15, 2011, Nexstar Holdings redeemed, on a pro rata basis, $12.5 million of its 11.375% senior discount notes due 2013 (“11.375% Notes”). Nexstar Holdings also repurchased $0.2 million outstanding 11.375% Notes in January 2011. Both transactions were priced at approximately 102%. On May 16, 2011, Nexstar Holdings redeemed the remaining $33.2 million balance of its 11.375% Notes at the redemption price of 100.0%. These transactions resulted in a loss on extinguishment of debt of $0.7 million.

In the six months ended June 30, 2011, Nexstar Broadcasting repurchased an aggregate of $24.2 million of its outstanding 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) at prices from 97.75% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.3 million.

In the six months ended June 30, 2011, Nexstar Broadcasting repurchased an aggregate of $7.5 million of its outstanding 7% senior subordinated notes due 2014 (“7% Notes”) at prices from 98.25% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.2 million.

In March and June 2011, Nexstar Broadcasting and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $0.6 million.

Unused Commitments and Borrowing Availability

Nexstar Broadcasting and Mission had $75.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2011. On July 1, 2011, Nexstar borrowed $19.3 million of its revolving loan in connection with the acquisition of two stations, as discussed in Note 3.

Debt Covenants

The Nexstar Broadcasting senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 8.50 to 1.00 at June 30, 2011, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of June 30, 2011, the Company was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

Nexstar Broadcasting’s and Mission’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar Broadcasting senior secured credit facility and the senior subordinated notes issued by Nexstar Broadcasting.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$148,875	$147,746	$99,500	$99,500
Revolving credit facilities(1)	—	—	—	—
8.875% Senior secured second lien notes(2)	317,888	345,313	317,436	345,313
7% Senior subordinated notes(2)	37,427	37,580	44,761	44,309
7% Senior subordinated PIK notes(2)	111,939	111,608	135,496	129,966
11.375% Senior discount notes(2)	—	—	45,907	46,538

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

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. Katz is making the payments on behalf of Nexstar as an inducement for Nexstar to enter into the long-term contract with Katz. A liability of $7.2 million, representing the present value of the payments Katz is making to Blair, was recorded and is being recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. Effective May 1, 2009, Nexstar signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies. Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair. As a result, Blair sued the Company for additional termination fees. Katz indemnified the Company for all expenses related to the settlement and defense of this lawsuit. The lawsuit was settled effective May 7, 2010. Termination of these contracts resulted in an additional liability of $0.2 million, which is being recognized over the remaining contract term with Katz.

As of June 30, 2011, $0.7 million of this liability was included in other current liabilities and $4.7 million was included in deferred representation fee incentive in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended June 30, 2011 and 2010 and $0.4 million for each of the six months then ended.

9.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred rent	$4,489	$4,405
Software agreement obligation	3,449	3,698
Other	791	904
	$8,729	$9,007

10.         Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit has been recognized on the Company’s taxable losses for the three and six months ended June 30, 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which such analog low power and television translator stations must cease analog operations, with low power and television translator stations operating on channels 52-69 being required to cease operation on those channels by December 31, 2011. The Company holds three low power analog station licenses and 13 analog television translator station licenses, three of which will need to transition to digital operations by December 31, 2011 with the remainder to transition to digital operations by September 1, 2015.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules.

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. The Company believes that the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. The Company cannot predict when the FCC will issue this NPRM.

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

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the proposals or their impact to its business.

12.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of June 30, 2011, Mission had a maximum commitment of $48.6 million under its senior secured credit facility, of which $38.6 million of debt was outstanding.

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

13.	Condensed Consolidating Financial Information

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

The Company and its subsidiaries have the following notes outstanding:
1.
Nexstar Holdings had the 11.375% Notes outstanding as of December 31, 2010. The 11.375% Notes were fully and unconditionally guaranteed by Nexstar but not guaranteed by any other entities. The 11.375% Notes were redeemed in full in May 2011.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,946	$4,587	$—	$—	$12,533
Due from Mission	—	9,763	—	—	(9,763)	—
Other current assets	—	68,134	4,124	—	—	72,258
Total current assets	—	85,843	8,711	—	(9,763)	84,791
Amounts due from subsidiary eliminated upon consolidation	7,065	—	—	—	(7,065)	—
Amounts due from parents eliminated upon consolidation	—	8,175	—	—	(8,175)	—
Property and equipment, net	—	109,635	24,269	—	—	133,904
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	71,479	17,817	—	—	89,296
Other noncurrent assets	—	11,348	2,103	—	—	13,451
Total assets	$7,065	$483,599	$92,327	$—	$(25,003)	$557,988
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$1,110	$390	$—	$—	$1,500
Due to Nexstar Broadcasting	—	—	9,763	—	(9,763)	—
Other current liabilities	—	44,263	9,592	—	(6,009)	47,846
Total current liabilities	—	45,373	19,745	—	(15,772)	49,346
Debt	—	576,409	356,108	—	(317,888)	614,629
Deficiencies in subsidiaries eliminated upon consolidation	214,173	—	—	198,931	(413,104)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	15,240	(15,240)	—
Other noncurrent liabilities	(3)	60,748	16,687	2	—	77,434
Total liabilities	214,170	682,530	392,540	214,173	(762,004)	741,409
Stockholders’ deficit:
Common stock	285	—	—	—	—	285
Other stockholders’ deficit	(207,390)	(198,931)	(300,213)	(214,173)	737,001	(183,706)
Total stockholders’ deficit	(207,105)	(198,931)	(300,213)	(214,173)	737,001	(183,421)
Total liabilities and stockholders’ deficit	$7,065	$483,599	$92,327	$—	$(25,003)	$557,988

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,409	$1,249	$—	$—	$23,658
Due from Mission	—	8,423	—	—	(8,423)	—
Other current assets	—	78,613	4,945	—	—	83,558
Total current assets	—	109,445	6,194	—	(8,423)	107,216
Amounts due from subsidiary eliminated upon consolidation	6,425	—	—	—	(6,425)	—
Amounts due from parents eliminated upon consolidation	—	6,929	—	—	(6,929)	—
Property and equipment, net	—	111,368	25,668	—	—	137,036
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	82,125	20,369	—	—	102,494
Other noncurrent assets	—	15,395	3,340	509	—	19,244
Total assets	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Nexstar Broadcasting	—	—	8,423	—	(8,423)	—
Other current liabilities	—	46,425	10,872	1,306	(6,009)	52,594
Total current liabilities	—	47,035	19,685	1,306	(14,432)	53,594
Debt	—	557,778	355,851	45,907	(317,436)	642,100
Deficiencies in subsidiaries eliminated upon consolidation	206,961	—	—	146,901	(353,862)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	13,354	(13,354)	—
Other noncurrent liabilities	(3)	64,469	17,539	2	—	82,007
Total liabilities	206,958	669,282	393,075	207,470	(699,084)	777,701
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(200,817)	(146,901)	(298,077)	(206,961)	677,307	(175,449)
Total stockholders’ deficit	(200,533)	(146,901)	(298,077)	(206,961)	677,307	(175,165)
Total liabilities and stockholders’ deficit	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$72,656	$2,849	$—	$—	$75,505
Revenue between consolidated entities	—	1,785	7,007	—	(8,792)	—
Net revenue	—	74,441	9,856	—	(8,792)	75,505
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	18,487	1,218	—	—	19,705
Selling, general, and administrative expenses, excluding depreciation and amortization	—	24,427	528	—	—	24,955
Local service agreement fees between consolidated entities	—	7,007	1,785	—	(8,792)	—
Amortization of broadcast rights	—	4,324	938	—	—	5,262
Amortization of intangible assets	—	6,089	1,270	—	—	7,359
Depreciation	—	4,513	692	—	—	5,205
(Gain) loss on asset disposal, net	—	(3)	97	—	—	94
Total operating expenses	—	64,844	6,528	—	(8,792)	62,580
Income from operations	—	9,597	3,328	—	—	12,925
Interest expense, net	—	(9,165)	(3,669)	(474)	—	(13,308)
Loss on extinguishment of debt	—	(494)	—	(314)	—	(808)
Equity in loss of subsidiaries	(1,932)	—	—	(1,144)	3,076	—
Loss before income taxes	(1,932)	(62)	(341)	(1,932)	3,076	(1,191)
Income tax expense	—	(1,082)	(311)	—	—	(1,393)
Net loss	$(1,932)	$(1,144)	$(652)	$(1,932)	$3,076	$(2,584)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$72,178	$2,364	$—	$—	$74,542
Revenue between consolidated entities	—	1,790	7,005	—	(8,795)	—
Net revenue	—	73,968	9,369	—	(8,795)	74,542
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	18,098	1,482	—	—	19,580
Selling, general, and administrative expenses, excluding depreciation and amortization	—	24,226	528	—	—	24,754
Local service agreement fees between consolidated entities	—	7,005	1,790	—	(8,795)	—
Amortization of broadcast rights	—	4,127	869	—	—	4,996
Amortization of intangible assets	—	4,700	1,287	—	—	5,987
Depreciation	—	4,525	732	—	—	5,257
Loss (gain) on asset disposal, net	—	13	(3)	—	—	10
Total operating expenses	—	62,694	6,685	—	(8,795)	60,584
Income from operations	—	11,274	2,684	—	—	13,958
Interest expense, net	—	(9,041)	(3,349)	(1,491)	—	(13,881)
Loss on extinguishment of debt	—	(5,472)	(2,431)	—	—	(7,903)
Equity in loss of subsidiaries	(6,021)	—	—	(4,530)	10,551	—
Loss before income taxes	(6,021)	(3,239)	(3,096)	(6,021)	10,551	(7,826)
Income tax expense	—	(1,291)	(304)	—	—	(1,595)
Net loss	$(6,021)	$(4,530)	$(3,400)	$(6,021)	$10,551	$(9,421)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$139,779	$5,671	$—	$—	$145,450
Revenue between consolidated entities	—	3,570	13,516	—	(17,086)	—
Net revenue	—	143,349	19,187	—	(17,086)	145,450
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	36,337	2,471	—	—	38,808
Selling, general, and administrative expenses, excluding depreciation and amortization	—	48,841	1,126	—	—	49,967
Local service agreement fees between consolidated entities	—	13,516	3,570	—	(17,086)	—
Amortization of broadcast rights	—	8,909	1,940	—	—	10,849
Amortization of intangible assets	—	10,646	2,552	—	—	13,198
Depreciation	—	9,047	1,388	—	—	10,435
Loss on asset disposal, net	—	23	79	—	—	102
Total operating expenses	—	127,319	13,126	—	(17,086)	123,359
Income from operations	—	16,030	6,061	—	—	22,091
Interest expense, net	—	(18,189)	(7,310)	(1,514)	—	(27,013)
Loss on extinguishment of debt	—	(458)	—	(697)	—	(1,155)
Equity in loss of subsidiaries	(7,024)	—	—	(4,813)	11,837	—
Loss before income taxes	(7,024)	(2,617)	(1,249)	(7,024)	11,837	(6,077)
Income tax expense	—	(2,196)	(623)	—	—	(2,819)
Net loss	$(7,024)	$(4,813)	$(1,872)	$(7,024)	$11,837	$(8,896)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$138,575	$4,593	$—	$—	$143,168
Revenue between consolidated entities	—	3,590	13,745	—	(17,335)	—
Net revenue	—	142,165	18,338	—	(17,335)	143,168
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	35,635	2,928	—	—	38,563
Selling, general, and administrative expenses, excluding depreciation and amortization	—	46,874	1,130	—	—	48,004
Local service agreement fees between consolidated entities	—	13,745	3,590	—	(17,335)	—
Amortization of broadcast rights	—	8,465	1,842	—	—	10,307
Amortization of intangible assets	—	9,345	2,574	—	—	11,919
Depreciation	—	9,174	1,463	—	—	10,637
(Gain) loss on asset disposal, net	—	(73)	29	—	—	(44)
Total operating expenses	—	123,165	13,556	—	(17,335)	119,386
Income from operations	—	19,000	4,782	—	—	23,782
Interest expense, net	—	(17,188)	(5,684)	(2,972)	—	(25,844)
Loss on extinguishment of debt	—	(5,378)	(2,431)	—	—	(7,809)
Equity in loss of subsidiaries	(9,146)	—	—	(6,174)	15,320	—
Loss before income taxes	(9,146)	(3,566)	(3,333)	(9,146)	15,320	(9,871)
Income tax expense	—	(2,608)	(615)	—	—	(3,223)
Net loss	$(9,146)	$(6,174)	$(3,948)	$(9,146)	$15,320	$(13,094)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$21,633	$3,595	$(3,008)	$—	$22,220

Cash flows from investing activities:
Purchases of property and equipment	—	(6,864)	(88)	—	—	(6,952)
Escrow payment on station acquisition	—	(1,000)	—	—	—	(1,000)
Other investing activities	—	12	18	—	—	30
Net cash used in investing activities	—	(7,852)	(70)	—	—	(7,922)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	50,000	—	—	—	50,000
Repayments of long-term debt	—	(28,855)	(195)	(45,907)	—	(74,957)
Inter-company payments	(67)	(48,848)	—	48,915	—	—
Other financing activities	67	(541)	8	—	—	(466)
Net cash (used in) provided by financing activities	—	(28,244)	(187)	3,008	—	(25,423)
Net (decrease) increase in cash and cash equivalents	—	(14,463)	3,338	—	—	(11,125)
Cash and cash equivalents at beginning of period	—	22,409	1,249	—	—	23,658
Cash and cash equivalents at end of period	$—	$7,946	$4,587	$—	$—	$12,533

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$23,436	$3,197	$(2,853)	$—	$23,780

Cash flows from investing activities:
Purchases of property and equipment	—	(8,662)	(60)	—	—	(8,722)
Other investing activities	—	459	—	—	—	459
Net cash used in investing activities	—	(8,203)	(60)	—	—	(8,263)

Cash flows from financing activities:
Proceeds from debt issuance	—	184,933	131,906	—	—	316,839
Repayments of long-term debt	—	(197,727)	(133,361)	—	—	(331,088)
Inter-company payments	(2)	(2,851)	—	2,853	—	—
Other financing activities	2	(4,388)	(1,861)	—	—	(6,247)
Net cash (used in) provided by financing activities	—	(20,033)	(3,316)	2,853	—	(20,496)
Net decrease in cash and cash equivalents	—	(4,800)	(179)	—	—	(4,979)
Cash and cash equivalents at beginning of period	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of period	$—	$7,049	$724	$—	$—	$7,773

14.	Subsequent Events

On July 1, 2011, Nexstar closed on the acquisition of the assets of WFRV and WJMN in Green Bay, Wisconsin and Marquette, Michigan. See Note 3 for more details on the transaction. In connection with the acquisition, Nexstar borrowed $19.3 million on its revolving loan in its senior secured credit facility.

On July 14, 2011, Nexstar acquired the assets of internet technology provider GoLocal.Biz for $1.0 million. GoLocal.Biz provides local business directory, coupon, movie and entertainment listings to all 35 of Nexstar’s community portal websites and to other U.S. local market clients.

On July 29, 2011, Nexstar entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement and Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations network affiliation agreements with major networks and lowered the maximum consolidated Nexstar Broadcasting and Mission total leverage ratio to 7.50 to 1.00 through December 30, 2012.

On July 25, 2011, Nexstar filed a federal civil antitrust lawsuit in the Northern District of Indiana against Granite Broadcasting Corporation (“Granite”) and certain subsidiaries to remedy the anticompetitive impact that has and will be caused by exclusive affiliate agreements Granite has executed with three of the four major television networks (and five of the six national networks) in the Fort Wayne, Indiana Designated Market Area.

On August 8, 2011, Nexstar signed a definitive agreement to acquire the assets of WEHT, the ABC affiliate serving the Evansville, Indiana market from Gilmore Broadcasting Corporation for approximately $18.5 million in cash, subject to adjustments for working capital acquired. In addition, on August 8, 2011, Nexstar signed a definitive agreement to sell the FCC license and certain equipment of WTVW to Mission for $6.7 million in cash. Upon consummation of the sale of WTVW, Nexstar expects to sign a local service agreement with Mission for WTVW, similar to Nexstar’s existing local service arrangements with Mission. Both transactions are subject to FCC approval and other customary conditions.

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

    As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” “ours,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

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

Executive Summary

2011 Highlights

•
Net revenue increased 1.3% during the second quarter of 2011 compared to the same period in 2010. Increases in local, national and eMedia advertising revenue and retransmission compensation more than offset the loss of $4.8 million in political advertising.

•
We entered into an agreement to purchase the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, from an affiliate of Liberty Media Corporation for $19.1 million in cash and the issuance of 334,292 shares of our Class A common stock, valued at $2.4 million. We received approval from the FCC for the acquisition and it closed on July 1, 2011. The cash consideration was funded by borrowing from the revolver under our senior secured credit facility.

•
We and Mission renewed our affiliation agreements with ABC through June 2017 for all nine of the Company’s ABC stations. Additionally, Mission signed an agreement with ABC for affiliation of its station in Terre Haute, Indiana. The Terre Haute station, currently WFXW, will remain as a FOX affiliate through August 2011 and will launch with ABC on September 1, 2011 as WAWV.

•
On July 1, 2011, WTVW, our Evansville, Indiana owned and operated station, launched LOCAL 7, an independent station. WTVW’s FOX affiliation agreement terminated on June 30, 2011. On August 1, 2011, WFFT, our Ft. Wayne, Indiana owned and operated station, launched WFFT LOCAL, an independent station. WFFT’s FOX affiliation agreement terminated on July 31, 2011. Additionally, we have been notified of the termination of the FOX affiliation agreement for KSFX in Springfield, Missouri, effective August 31, 2011. We are in continued negotiations with FOX Broadcasting Company for the renewal of our remaining FOX affiliate stations.

•
We signed an affiliation agreement with Bounce TV network, commencing at their launch this fall, to broadcast new digital multi-casts in 10 of our markets. Bounce TV is the first broadcast television network targeting African-American audiences.

•
In June 2011, our Board of Directors retained Moelis & Company as its financial advisor to assist with the exploration and evaluation of strategic alternatives intended to maximize stockholder value, including a possible sale of Nexstar. We have not made a decision to pursue any specific strategic transaction or other strategic alternative and there is no set timetable for the process, so there can be no assurance that the exploration of strategic alternatives will result in a sale of Nexstar or any other transaction. We do not intend to disclose developments with respect to the progress of our strategic review until such time as the Board has approved a transaction or otherwise deems disclosure appropriate.

•
During 2011, we redeemed and repurchased the $45.9 million remaining balance of our 11.375% senior discount notes due 2013 (“11.375% Notes”) at prices from 100% to 102%, resulting in a loss on extinguishment of debt of $0.7 million.

•
During 2011, we repurchased $24.2 million of our outstanding 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) at prices from 97.75% to 100.5%, resulting in a loss on extinguishment of debt of $0.3 million.

•
During 2011, we repurchased $7.5 million of our outstanding 7% senior subordinated notes due 2014 (“7% Notes”) at prices from 98.25% to 100.5%, resulting in a loss on extinguishment of debt of $0.2 million.

Overview of Operations

We owned and operated 34 television stations as of June 30, 2011. Additionally, as of June 30, 2011, we programmed or provided sales and other services to 25 additional television stations and four digital multicast channels, through various local service agreements with their owners, including 16 television stations and one digital multicast channel owned and operated by Mission. All of the stations we provide programming, sales, or other services to, including Mission, are wholly owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of June 30, 2011 with Mission:

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

Our ability to receive cash from Mission is governed by these local service agreements. Under the local service agreements, we have received substantially all of Mission’s available cash, after satisfaction of its operating costs and debt obligations. We anticipate we will continue to receive substantially all of Mission’s available cash, after satisfaction of its operating costs and debt obligations.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements expire on various dates between 2011 and 2018 and are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

We do not own Mission or its television stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. In compliance with FCC regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising aired during the Olympic Games. As 2011 is not an election year, we expect significantly less political advertising revenue to be reported in 2011 in relation to 2010.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$45,666	58.5	$43,337	55.3	$88,923	59.1	$85,055	56.7
National	16,356	20.9	16,149	20.6	31,417	20.9	30,895	20.6
Political	2,032	2.6	6,808	8.7	2,592	1.7	9,958	6.6
Retransmission compensation	8,600	11.0	7,261	9.3	17,117	11.4	14,630	9.8
eMedia revenue	4,083	5.2	3,333	4.2	7,756	5.1	6,299	4.2
Network compensation	278	0.4	505	0.6	542	0.3	1,028	0.7
Management fee	500	0.6	500	0.6	1,000	0.7	1,000	0.7
Other	595	0.8	537	0.7	1,172	0.8	1,077	0.7
Total gross revenue	78,110	100.0	78,430	100.0	150,519	100.0	149,942	100.0
Less: Agency commissions	(7,994)	(10.2)	(8,467)	(10.8)	(15,345)	(10.2)	(15,935)	(10.6)
Net broadcast revenue	70,116	89.8	69,963	89.2	135,174	89.8	134,007	89.4
Trade and barter revenue	5,389		4,579		10,276		9,161
Net revenue	$75,505		$74,542		$145,450		$143,168

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$75,505	100.0	$74,542	100.0	$145,450	100.0	$143,168	100.0
Operating expenses (income):
Corporate expenses	4,516	6.0	5,584	7.5	9,334	6.4	10,336	7.2
Station direct operating expenses, net of trade	17,499	23.2	17,577	23.6	35,087	24.1	34,930	24.4
Selling, general and administrative expenses	20,439	27.1	19,170	25.7	40,633	27.9	37,668	26.3
Loss (gain) on asset disposal, net	94	0.1	10	0.0	102	0.1	(44)	(0.1)
Trade and barter expense	5,309	7.0	4,660	6.3	10,161	7.0	9,239	6.5
Depreciation and amortization	12,564	16.6	11,244	15.1	23,633	16.3	22,556	15.8
Amortization of broadcast rights, excluding barter	2,159	2.9	2,339	3.1	4,409	3.0	4,701	3.3
Income from operations	$12,925		$13,958		$22,091		$23,782

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Gross local advertising revenue was $45.7 million for the three months ended June 30, 2011, compared to $43.3 million for the same period in 2010, an increase of $2.3 million, or 5.4%. Gross national advertising revenue was $16.4 million for the three months ended June 30, 2011, compared to $16.1 million for the same period in 2010, an increase of $0.2 million, or 1.3%. The combined increase in gross local and national advertising revenue of $2.5 million was largely the result of an increase in advertising from automotive of $0.3 million, department and retail stores of $0.9 million, fast food and restaurants of $0.5 million and drug stores and medication of $0.2 million during the second quarter of 2011 compared to the prior year.

Gross political advertising revenue was $2.0 million for the three months ended June 30, 2011, compared to $6.8 million for the same period in 2010, a decrease of $4.8 million, or 70.2%, as expected because 2011 is not an election year.

Retransmission compensation was $8.6 million for the three months ended June 30, 2011, compared to $7.3 million for the same period in 2010, an increase of $1.3 million, or 18.4%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $4.1 million for the three months ended June 30, 2011, compared to $3.3 million for the same period in 2010, an increase of $0.8 million or 22.5%. The increase in eMedia revenue is attributable to increased penetration of the Company’s markets by its eMedia sales efforts and the overall upswing in the economy.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $4.5 million for the three months ended June 30, 2011, compared to $5.6 million for the same period in 2010, a decrease of $1.1 million, or 19.1%. The decrease was primarily due to the 2010 recognition of $1.6 million of non-cash incremental stock-based compensation expense from a repricing of employee stock options performed in May 2010, which was partially offset by an increase in legal expense of $0.2 million, primarily related to our acquisition of WFRV and WJMN.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $37.9 million for the three months ended June 30, 2011, compared to $36.7 million for the same period in 2010, an increase of $1.2 million, or 3.2%. The increase was primarily attributed to an increase of $0.4 million in national, local and eMedia sales commissions due to an increase in local and national revenue and an incremental $0.5 million in fees paid to Sinclair for our outsourcing arrangements in Peoria and Rochester, as revenues and broadcasting cash flows for those stations increased year-over-year.

    Amortization of broadcast rights, excluding barter, remained relatively consistent at $2.2 million for the three months ended June 30, 2011, compared to $2.3 million for the same period in 2010, a decrease of $0.2 million, or 7.7%.

Amortization of intangible assets was $7.4 million for the three months ended June 30, 2011, compared to $6.0 million for the same period in 2010, an increase of $1.4 million, or 22.9%. The increase was due to incremental amortization recorded on network affiliation agreement intangibles on our three FOX affiliate stations with agreements terminating in 2011.

While there are no known circumstances or events as of June 30, 2011 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment remained relatively consistent at $5.2 million for the three months ended June 30, 2011, compared to $5.3 million for the same period in 2010.

Interest Expense

Interest expense, net was $13.3 million for the three months ended June 30, 2011, compared to $13.9 million for the same period in 2010, a decrease of $0.6 million, or 4.1%. The decrease was primarily attributed to our decrease in outstanding indebtedness from our repurchases and redemptions of outstanding notes during the last half of 2010 and throughout 2011 and the refinancing of higher coupon debt tranches during the period.

Income Taxes

Income tax expense was $1.4 million for the three months ended June 30, 2011, compared to $1.6 million for the same period in 2010, a decrease of $0.2 million, or 12.7%. Our provision for income taxes is primarily created by changes in the position during the year arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Gross local advertising revenue was $88.9 million for the six months ended June 30, 2011, compared to $85.1 million for the same period in 2010, an increase of $3.9 million, or 4.5%. Gross national advertising revenue was $31.4 million for the six months ended June 30, 2011, compared to $30.9 million for the same period in 2010, an increase of $0.5 million, or 1.7%. The combined increase in gross local and national advertising revenue of $4.4 million was largely the result of an increase in advertising from automotive, which provided 19.8% and 19.4% of our core local and national advertising revenue for the six months ended June 30, 2011 and 2010, respectively, of $1.3 million. Additionally, we had increases in advertising from department and retail stores of $0.9 million, fast food and restaurants of $0.6 million and drug stores and medication of $0.5 million during the first six months of 2011 compared to the prior year.

Gross political advertising revenue was $2.6 million for the six months ended June 30, 2011, compared to $10.0 million for the same period in 2010, a decrease of $7.4 million, or 74.0%, as expected because 2011 is not an election year.

Retransmission compensation was $17.1 million for the six months ended June 30, 2011, compared to $14.6 million for the same period in 2010, an increase of $2.5 million, or 17.0%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $7.8 million for the six months ended June 30, 2011, compared to $6.3 million for the same period in 2010, an increase of $1.5 million or 23.1%. The increase in eMedia revenue is attributable to increased penetration of our markets by the Company’s eMedia sales efforts and the overall upswing in the economy.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $9.3 million for the six months ended June 30, 2011, compared to $10.3 million for the same period in 2010, a decrease of $1.0 million, or 9.7%. The decrease was primarily due to the 2010 recognition of $1.6 million of non-cash incremental stock-based compensation expense from a repricing of employee stock options performed in May 2010, which was partially offset by an increase in legal expense of $0.3 million, primarily related to our acquisition of WFRV and WJMN and an amendment to our senior secured credit facility.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $75.7 million for the six months ended June 30, 2011, compared to $72.6 million for the same period in 2010, an increase of $3.1 million, or 4.3%. The increase was primarily attributed to an incremental $0.7 million in fees paid to Sinclair for our outsourcing arrangements in Peoria and Rochester, as revenues and broadcasting cash flows for those stations increased year-over-year, an increase of $0.7 million in salaries and benefits, an increase of $0.6 million in national, local and eMedia sales commissions due to an increase in local and national revenue, an increase of $0.5 million in bad debt expense, an increase of $0.3 million in property tax, due to higher valuations of our properties and an increase of $0.2 million of costs related to the reinstatement of our 401(k) match to employees in second quarter 2010.

    Amortization of broadcast rights, excluding barter, remained relatively consistent at $4.4 million for the six months ended June 30, 2011, compared to $4.7 million for the same period in 2010, a decrease of $0.3 million, or 6.2%.

Amortization of intangible assets was $13.2 million for the six months ended June 30, 2011, compared to $11.9 million for the same period in 2010, an increase of $1.3 million, or 10.7%. The increase was due to incremental amortization recorded on network affiliation agreement intangibles on our three FOX affiliate stations with agreements terminating in 2011.

While there are no known circumstances or events as of June 30, 2011 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment remained relatively consistent at $10.4 million for the six months ended June 30, 2011, compared to $10.6 million for the same period in 2010.

Interest Expense

Interest expense, net was $27.0 million for the six months ended June 30, 2011, compared to $25.8 million for the same period in 2010, an increase of $1.2 million, or 4.5%. The increase in interest expense was primarily attributed to the higher interest rate of the 8.875% senior secured second lien notes due 2017 (“8.875% Notes”) issued in April 2010 compared to the senior secured credit facilities, which was partially offset by a decrease in outstanding indebtedness from our repurchases and redemptions of outstanding notes during the last half of 2010 and throughout 2011.

Income Taxes

Income tax expense was $2.8 million for the six months ended June 30, 2011, compared to $3.2 million for the same period in 2010, a decrease of $0.4 million, or 12.5%. Our provision for income taxes is primarily created by changes in the position during the year arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs, we may, from time to time, borrow under our existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its existing senior secured credit facility. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$22,220	$23,780
Net cash used in investing activities	(7,922)	(8,263)
Net cash used in financing activities	(25,423)	(20,496)
Net decrease in cash and cash equivalents	$(11,125)	$(4,979)
Cash paid for interest	$26,736	$21,324
Cash paid for income taxes, net	$499	$416

	As of June 30, 2011	As of December 31, 2010
Cash and cash equivalents	$12,533	$23,658
Long-term debt including current portion	$616,129	$643,100
Unused commitments under senior secured credit facilities(1)	$75,000	$75,000

(1)
Based on covenant calculations, as of June 30, 2011, all of the $75 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $1.6 million during the six months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to an increase in cash paid for interest of $5.4 million, which was partially offset by an increase in net broadcast revenue, excluding the impact of the decrease in deferred revenue, of $4.3 million.

Cash paid for interest increased by $5.4 million during the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to a change in timing of the Company’s interest payments with the April 2010 issuance of the 8.875% Notes, which are due in April in October, compared to the senior secured credit facility, which generally has interest payments due each quarter, and the interest payments made in connection with redeeming the 11.375% Notes in January and May 2011 and other debt repurchase transactions during the year.

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

Cash Flows – Investing Activities

Net cash used in investing activities decreased by $0.3 million during the six months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to decreased spending on capital expenditures,  partially offset by an escrow payment made in April 2011 for the acquisition of WFRV and WJMN.

Cash Flows – Financing Activities

Net cash used in financing activities increased by $4.9 million during the six months ended June 30, 2011 compared to the same period in 2010. This increase was primarily the result of repayments on long-term debt, net of debt issuances. In 2011, we completed the redemption of $45.9 million of our outstanding 11.375% Notes, repurchased $7.5 million of our outstanding 7% Notes and $24.2 million of our outstanding 7% PIK Notes, as well as paid amounts due under the Company’s senior secured credit facilities of $0.6 million and borrowed an additional $50.0 million of term loan with the amendment to our senior secured credit facility. In 2010, we and Mission issued $325 million of our 8.875% Notes and used the proceeds, along with cash on hand, to repay $298.7 million of the Company’s senior secured credit facilities and $37.3 million of privately held notes that were retired later in 2010, as well as repurchased $2.0 million of outstanding 7% PIK Notes.

Although the Nexstar and Mission senior secured credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2011, Nexstar and Mission had total combined debt of $616.1 million, which represented 142.4% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2011 (in thousands):

	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Nexstar senior secured credit facility	$110,265	$555	$2,220	$2,220	$105,270
Mission senior secured credit facility	38,610	195	780	780	36,855
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	37,912	—	—	37,912	—
7% senior subordinated PIK notes due 2014	112,593	—	—	112,593	—
	$624,380	$750	$3,000	$153,505	$467,125

    The Company makes semiannual interest payments on our 8.875% Notes on April 15 and October 15 of each year. We make semiannual interest payments on our 7% Notes on January 15 and July 15 of each year. We began paying cash interest on our 7% PIK Notes in July 2011. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior secured credit facilities, as well as the indentures governing our respective notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Our 7% Notes, 7% PIK Notes and 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from June 30, 2011.

No Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that as of June 30, 2011 there has been no material change to this information.

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

The term loan borrowings at June 30, 2011 under the Company’s senior secured credit facilities bear interest at a weighted average interest rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2011 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of June 30, 2011. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 7% Notes, our 8.875% Notes and our 7% PIK Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

On July 1, 2011, Nexstar acquired the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, for $19.1 million in cash and the issuance of 334,292 unregistered shares of its Class A common stock, valued at $2.4 million, from an affiliate of Liberty Media Corporation. The issuance and sale of such shares to an affiliate of Liberty Media Corporation was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No general solicitation was used in connection with this transaction. The shares of Class A common stock contain a legend restricting transferability absent registration or an applicable exemption. The recipient received current information about Nexstar and its subsidiaries and had the opportunity to ask questions about Nexstar and its subsidiaries.

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
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2011 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: August 10, 2011