Form 10-Q
period 2011-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2011-11-09
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2011, the registrant had 15,387,131 shares of Class A Common Stock and 13,411,588 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,814	$23,658
Accounts receivable, net of allowance for doubtful accounts of $872 and $2,075, respectively	60,689	63,501
Current portion of broadcast rights	20,538	18,056
Prepaid expenses and other current assets	1,681	1,986
Deferred tax asset	15	15
Total current assets	90,737	107,216
Property and equipment, net	141,800	137,036
Broadcast rights	11,461	11,749
Goodwill	109,684	109,059
FCC licenses	115,467	106,789
FCC licenses of Mission	20,698	20,698
Other intangible assets, net	84,775	102,494
Other noncurrent assets	7,485	6,918
Deferred tax asset	566	577
Total assets	$582,673	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,500	$1,000
Current portion of broadcast rights payable	17,448	15,290
Accounts payable	9,240	10,372
Accrued expenses	11,719	8,536
Taxes payable	257	380
Interest payable	15,628	9,270
Deferred revenue	2,485	2,803
Other liabilities of Mission	5,126	4,857
Other liabilities	1,130	1,086
Total current liabilities	64,533	53,594
Debt	621,392	642,100
Broadcast rights payable	10,574	10,884
Deferred tax liabilities	39,260	36,230
Deferred revenue	539	889
Deferred gain on sale of assets	2,299	2,495
Deferred representation fee incentive	4,499	4,963
Other liabilities of Mission	17,871	17,539
Other liabilities	8,673	9,007
Total liabilities	769,640	777,701
Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2011 and December 31, 2010	—	—
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 15,387,131 and 15,038,839 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	154	150
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 13,411,588 shares issued and outstanding at each of September 30, 2011 and December 31, 2010	134	134
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	406,355	403,006
Accumulated deficit	(593,610)	(578,455)
Total stockholders’ deficit	(186,967)	(175,165)
Total liabilities and stockholders’ deficit	$582,673	$602,536

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$74,839	$73,126	$220,289	$216,294
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	20,826	19,669	59,634	58,232
Selling, general, and administrative expenses, excluding depreciation and amortization	26,346	23,986	76,313	71,990
Amortization of broadcast rights	6,650	5,421	17,499	15,728
Amortization of intangible assets	7,213	5,932	20,411	17,851
Depreciation	5,618	5,252	16,053	15,889
Loss (gain) on asset disposal, net	(82)	10	20	(34)
Total operating expenses	66,571	60,270	189,930	179,656
Income from operations	8,268	12,856	30,359	36,638

Interest expense, net	(13,069)	(14,309)	(40,082)	(40,153)
Loss on extinguishment of debt	—	(65)	(1,155)	(7,874)
Loss before income taxes	(4,801)	(1,518)	(10,878)	(11,389)
Income tax expense	(1,458)	(1,477)	(4,277)	(4,700)
Net loss	$(6,259)	$(2,995)	$(15,155)	$(16,089)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.11)	$(0.53)	$(0.57)
Weighted average number of common shares outstanding:
Basic and diluted	28,799	28,432	28,568	28,431

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2011
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2010	—	$—	15,038,839	$150	13,411,588	$134	—	$—	$403,006	$(578,455)	$(175,165)
Stock-based compensation expense	—	—	—	—	—	—	—	—	863	—	863
Exercise of stock options	—	—	14,000	1	—	—	—	—	66	—	67
Issuance of stock for station acquisition	—	—	334,292	3	—	—	—	—	2,420	—	2,423
Net loss	—	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Balance as of September 30, 2011	—	$—	15,387,131	$154	13,411,588	$134	—	$—	$406,355	$(593,610)	$(186,967)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,155)	$(16,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,914	4,344
Provision for bad debts	1,517	1,026
Depreciation of property and equipment	16,053	15,889
Amortization of intangible assets	20,411	17,851
Amortization of debt financing costs	1,292	1,646
Amortization of broadcast rights, excluding barter	7,662	7,221
Payments for broadcast rights	(8,008)	(7,422)
Payment-in-kind interest accrued to debt	21	723
Loss (gain) on asset disposal, net	20	(34)
Loss on extinguishment of debt	1,155	7,874
Premium on debt extinguishment, net	(254)	(1,335)
PIK interest paid upon debt extinguishment	(215)	(7,047)
Issue discount paid upon debt extinguishment	(3,126)	(1,454)
Deferred gain recognition	(327)	(328)
Amortization of debt discount	1,397	7,253
Amortization of deferred representation fee incentive	(464)	(466)
Stock-based compensation expense	863	2,495
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,343	2,434
Prepaid expenses and other current assets	447	(282)
Other noncurrent assets	4	(91)
Accounts payable and accrued expenses	1,344	3,167
Taxes payable	(123)	(46)
Interest payable	6,358	12,302
Deferred revenue	(668)	(1,297)
Other liabilities of Mission	(161)	(582)
Other noncurrent liabilities	(334)	(513)
Net cash provided by operating activities	34,966	47,239
Cash flows from investing activities:
Purchases of property and equipment	(10,842)	(11,882)
Proceeds from insurance on casualty loss	94	459
Payments for acquisitions	(21,064)	—
Net cash used in investing activities	(31,812)	(11,423)
Cash flows from financing activities:
Repayments of long-term debt	(87,832)	(340,729)
Payments for debt financing costs	(533)	(4,187)
Consideration paid for debt extinguishments	—	(2,730)
Proceeds from issuance of long-term debt	69,300	316,839
Proceeds from exercise of stock options	67	2
Net cash used in financing activities	(18,998)	(30,805)
Net (decrease) increase in cash and cash equivalents	(15,844)	5,011
Cash and cash equivalents at beginning of period	23,658	12,752
Cash and cash equivalents at end of period	$7,814	$17,763
Supplemental information:
Interest paid	$34,208	$26,581
Income taxes paid, net	$499	$416
Non-cash investing and financing activities:
Accrued debt financing costs	$30	$204
Accrued purchases of property and equipment	$1,068	$382
Purchases of property and equipment through trade	$430	$—
Station acquisition through issuance of Class A common stock	$2,423	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2011, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 61 television stations and 14 digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 36 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Rhode Island, Utah, Florida, Wisconsin and Michigan. The stations are affiliates of NBC (12 stations), CBS (13 stations), ABC (10 stations), FOX (11 stations), MyNetworkTV (7 stations and one digital multi-cast channel), The CW (4 stations), LATV (2 digital multi-cast channels), Azteca America (1 station), Telemundo (1 digital multi-cast channel) and Bounce TV (10 digital multi-cast channels) and three of our stations are independent. Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and seven digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

During 2011, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), a wholly-owned subsidiary of Nexstar, redeemed the balance of its 11.375% senior discount notes due 2013 (“11.375% Notes”) by a redemption of $12.5 million in January 2011, a repurchase of $0.2 million in January 2011 and a redemption of the remaining balance of $33.2 million in May 2011. Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned indirect subsidiary of Nexstar, repurchased additional outstanding notes during the nine months ended September 30, 2011, including $7.5 million of 7% senior subordinated notes due 2014 and $24.2 million of 7% senior subordinated PIK notes due 2014. The Company also repaid scheduled maturities on its senior secured credit facilities. See Note 7 for more details related to these transactions.

Additionally, in April 2011, Nexstar Broadcasting entered into an amendment to Nexstar’s senior secured credit facility. The amendment provided $50.0 million additional funding, which was used for the May redemption of the 11.375% Notes, repurchases of additional outstanding notes and general corporate purposes. See Note 7 for more details related to this amendment. Additionally, on July 1, 2011, Nexstar Broadcasting borrowed $19.3 million from its revolving loan in its senior secured credit facility in connection with the purchase of two stations. See Note 3 for more details related to this transaction. Nexstar Broadcasting repaid $12.5 million of its outstanding revolving loan on September 30, 2011.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Condensed Consolidated Financial Statements because Nexstar is deemed to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (a) local service agreements Nexstar has with the Mission stations, (b) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 12), (c) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (d) purchase options granted by Mission which will permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements expire on various dates between 2012 and 2021. The Company expects these option agreements, if unexercised, will be renewed upon expiration. As of September 30, 2011, the assets of Mission consisted of current assets of $3.7 million (excluding broadcast rights), broadcast rights of $5.4 million, FCC licenses of $20.7 million, goodwill of $18.7 million, other intangible assets of $16.5 million, property and equipment of $23.8 million and other noncurrent assets of $1.3 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 13 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2011:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO and KTVE

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

Variable Interest Entities

The Company may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of the station. The term local service agreements generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. In addition to those with Mission, Nexstar has VIEs in connection with local service agreements entered into with stations as discussed below.

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.0 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively and $3.7 million and $3.2 million for the nine months then ended. Nexstar has a balance in accounts payable to Sinclair for fees under these arrangements in the amount of $0.5 million as of September 30, 2011. Nexstar also has receivables in the amount of $2.2 million for advertising aired on these two stations.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owns and operates seven individual stations in four markets. Under this agreement, Nexstar manages the stations for Four Points but does not have ultimate control over the policies or operations of the stations. Nexstar has evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar does not consolidate Four Points’ financial results into its own. As of September 30, 2011, Nexstar had a balance in accounts receivable from Four Points of $1.0 million, of which $0.5 million relates to incentive fees recorded in the three months ended September 30, 2011 for meeting certain financial targets. Nexstar owes Four Points for retransmission revenue it collects on Four Points’ behalf of $0.4 million as of September 30, 2011, which is recorded as an accrued expense. Nexstar must indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement. For this reason, the maximum exposure to loss as a result of this agreement with Four Points is not determinable. In September 2011, Four Points entered into a definitive agreement to sell their stations to Sinclair Broadcast Group. The management services agreement will terminate at the earlier of the closing of the sale or March 31, 2012.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares consist of stock options outstanding. For the three and nine months ended September 30, 2011 and 2010, the effect of potential common shares was anti-dilutive due to the net losses and was excluded from the computation of diluted net loss per share. Options were outstanding to purchase the following weighted-average shares of Nexstar’s Class A common stock:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options with a potentially dilutive effect	1,454,212	446,593	1,350,007	595,237
Out-of-the-money and other anti-dilutive options	2,316,788	3,282,591	2,429,967	3,172,268
Total options	3,771,000	3,729,184	3,779,974	3,767,505

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and eliminates the use of the residual method for allocation of deliverable elements. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact to the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update is effective for the Company beginning on January 1, 2012. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the annual two-step goodwill impairment test. The update is effective for the Company’s goodwill impairment testing performed in the fourth quarter of 2012, but early adoption is permitted, including for the Company’s 2011 testing. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

    On July 1, 2011, Nexstar Broadcasting acquired the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, from an affiliate of Liberty Media Corporation for $21.5 million. This acquisition allows the Company entrance into these markets. The purchase consideration is comprised of $19.1 million of cash, borrowed under Nexstar Broadcasting’s senior secured credit facility, and the issuance of 334,292 unregistered shares of Nexstar Class A common stock, valued at $2.4 million.

    The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$286
Prepaid tower lease	1,037
Property and equipment	9,525
FCC licenses	8,678
Network affiliation agreement	1,784
Other intangibles	159
Goodwill	439
Other assets	94
Total assets acquired	22,002
Less: Broadcast rights payable	(365)
Less: Accrued expenses	(149)
Net assets acquired	$21,488

    The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill is deductible for tax purposes. The intangible asset related to the network affiliation agreement acquired will be amortized over 15 years.

On July 14, 2011, Nexstar acquired the assets of internet technology provider GoLocal.Biz for $1.0 million. GoLocal.Biz provides local business directory, coupon, movie and entertainment listings to all 35 of Nexstar’s community portal websites and to other U.S. local market clients.

    The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$48
Property and equipment	16
Software and other intangible assets	750
Goodwill	186
Total assets acquired	$1,000

    The fair value assigned to goodwill is attributable to future revenue growth and expense reductions utilizing our large sales force and management’s experience in eMedia. The goodwill is deductible for tax purposes. The intangible asset related to the software acquired will be amortized over five years.

    The above acquisitions are immaterial, both individually and in aggregate, therefore we have not provided pro forma information for these acquisitions.

    On August 8, 2011, Nexstar signed a definitive agreement to acquire the assets of WEHT, the ABC affiliate serving the Evansville, Indiana market, from Gilmore Broadcasting Corporation for approximately $18.5 million in cash, subject to adjustments for working capital acquired. In addition, on August 8, 2011, Nexstar signed a definitive agreement to sell the FCC licenses and certain equipment of WTVW to Mission for $6.7 million in cash. Upon consummation of the sale of WTVW, Nexstar expects to sign local service agreements with Mission for WTVW, similar to Nexstar’s existing local service arrangements with Mission. Both transactions have been approved by the FCC and the Company expects them to close on December 1, 2011. Nexstar and Mission intend to fund the acquisitions with borrowings from the revolving loans under their senior secured credit facilities.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of September 30, 2011 and December 31, 2010, the Company had $0.8 million and $17.2 million, respectively, invested in money market investments, which are carried at fair value. The Company has determined that the fair value of the money market investment is defined as Level 1 in the fair value hierarchy. See Note 7 for fair value disclosures related to the Company’s debt.

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2011			December 31, 2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$319,395	$(237,350)	$82,045	$344,662	$(244,712)	$99,950
Other definite-lived intangible assets	1-15	14,287	(11,557)	2,730	13,464	(10,920)	2,544
Other intangible assets		$333,682	$(248,907)	$84,775	$358,126	$(255,632)	$102,494

Total amortization expense from definite-lived intangibles was $7.2 million and $5.9 million for the three months ended September 30, 2011 and 2010, respectively, and $20.4 million and $17.9 million for the nine months then ended. In the second quarter of 2011, the Company was notified by FOX Broadcasting Company that the affiliation agreement with three of its stations would be terminated. WTVW in Evansville, Indiana terminated effective June 30, 2011, WFFT in Ft. Wayne, Indiana terminated effective July 31, 2011 and KSFX in Springfield, Missouri terminated August 31, 2011. The intangible assets related to these affiliation agreements were amortized through the date of their terminations, resulting in incremental amortization expense of $3.0 million for the nine months ended September 30, 2011. We are in continued negotiations with FOX Broadcasting Company for the renewal of our remaining FOX affiliate stations and expect to sign a new FOX affiliation agreement by the first quarter of 2012.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011, each of the five succeeding years ended December 31 and thereafter for definite-lived intangibles assets as of September 30, 2011 (in thousands):

Remainder of 2011	$5,550
2012	21,859
2013	16,733
2014	10,666
2015	9,279
2016	5,525
Thereafter	15,163

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	$155,275	$(46,216)	$109,059	$177,689	$(50,202)	$127,487
Acquisition of WFRV/WJMN	439	—	439	8,678	—	8,678
Acquisition of GoLocal.Biz	186	—	186	—	—	—
Balance as of September 30, 2011	$155,900	$(46,216)	$109,684	$186,367	$(50,202)	$136,165

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2011, the Company did not identify any events that would trigger an impairment assessment. The FCC licenses acquired for WFRV and WJMN currently expire on December 1, 2013 and October 1, 2013, respectively, when they are subject to renewal. The CBS network affiliation agreement acquired for WFRV and WJMN continues through April 16, 2014, when it is subject to renewal.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	September 30, 2011	December 31, 2010
Compensation and related taxes	$5,044	$3,195
Sales commissions	1,340	1,426
Employee benefits	837	719
Property taxes	1,216	344
Other accruals related to operating expenses	3,282	2,852
	$11,719	$8,536

7.         Debt

Long-term debt consisted of the following (in thousands):
	September 30, 2011	December 31, 2010
Term loans	$148,500	$99,500
Revolving credit facilities	6,800	—
8.875% Senior secured second lien notes due 2017, net of discount of $6,878 and $7,564	318,122	317,436
7% Senior subordinated notes due 2014, net of discount of $440 and $684	37,472	44,761
7% Senior subordinated PIK notes due 2014, net of discount of $595 and $1,310	111,998	135,496
11.375% Senior discount notes due 2013	—	45,907
	622,892	643,100
Less: current portion	(1,500)	(1,000)
	$621,392	$642,100

2011 Transactions

On July 29, 2011, Nexstar entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement and Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations’ network affiliation agreements with major networks and lowered the maximum consolidated Nexstar Broadcasting and Mission total leverage ratio to 7.50 to 1.00 through December 30, 2012 and 6.50 to 1.00 thereafter.

    On July 1, 2011, Nexstar borrowed $19.3 million of its revolving loan in its senior secured credit facility in connection with the acquisition of the assets of WFRV and WJMN in Green Bay, Wisconsin and Marquette, Michigan, respectively. See Note 3 for more details on the acquisition. On September 30, 2011, Nexstar repaid $12.5 million of its outstanding revolving loan balance.

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

    In the nine months ended September 30, 2011, Nexstar Broadcasting repurchased an aggregate of $24.2 million of its outstanding 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) at prices from 97.75% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.3 million.

    In the nine months ended September 30, 2011, Nexstar Broadcasting repurchased an aggregate of $7.5 million of its outstanding 7% senior subordinated notes due 2014 (“7% Notes”) at prices from 98.25% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.2 million.

    In March, June and September 2011, Nexstar Broadcasting and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $1.0 million.

Unused Commitments and Borrowing Availability

Nexstar Broadcasting and Mission had $68.2 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2011.

Debt Covenants

The Nexstar Broadcasting senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 7.50 to 1.00 at September 30, 2011, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of September 30, 2011, the Company was in compliance with all of its covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$148,500	$145,160	$99,500	$99,500
Revolving credit facilities(1)	6,800	6,724	—	—
8.875% Senior secured second lien notes(2)	318,122	323,781	317,436	345,313
7% Senior subordinated notes(2)	37,472	37,722	44,761	44,309
7% Senior subordinated PIK notes(2)	111,998	112,030	135,496	129,966
11.375% Senior discount notes(2)	—	—	45,907	46,538

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

As of September 30, 2011, $0.7 million of this liability was included in other current liabilities and $4.5 million was included in deferred representation fee incentive in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended September 30, 2011 and 2010 and $0.6 million for each of the nine months then ended.

9.         Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred rent	$4,539	$4,405
Software agreement obligation	3,345	3,698
Other	789	904
	$8,673	$9,007

10.         Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit has been recognized on the Company’s taxable losses for the three and nine months ended September 30, 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations to which it provides services. In addition, the U.S. Congress may act to amend the Communications Act or adopt other legislation in a manner that could impact the Company’s stations, the stations to which it provides services and the television broadcast industry in general.

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, with low power and television translator stations operating on channels 52-69 being required to cease operation on those channels by December 31, 2011. The Company holds three low power analog station licenses and 13 analog television translator station licenses, three of which will need to transition to digital operations by December 31, 2011 with the remainder to transition to digital operations by September 1, 2015.

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

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of September 30, 2011, Mission had a maximum commitment of $48.5 million under its senior secured credit facility, of which $38.5 million of debt was outstanding.

Indemnification Obligations

In connection with certain agreements into which the Company enters in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been immaterial and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

The Company and its subsidiaries have the following notes outstanding:

1. Nexstar Holdings had the 11.375% Notes outstanding as of December 31, 2010. The 11.375% Notes were fully and unconditionally guaranteed by Nexstar, subject to certain customary release provisions, but not guaranteed by any other entities. The 11.375% Notes were redeemed in full in May 2011.

2. Nexstar Broadcasting has the following notes outstanding:

(a)	7% Notes. The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

(b)	7% PIK Notes. The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

(c)
8.875% Notes. The 8.875% Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions. The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting. As the obligations under the 8.875% Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in their separate financial statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the contractual relationships between the entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,318	$1,496	$—	$—	$7,814
Due from Mission	—	3,050	—	—	(3,050)	—
Other current assets	—	77,297	5,626	—	—	82,923
Total current assets	—	86,665	7,122	—	(3,050)	90,737
Amounts due from subsidiary eliminated upon consolidation	9,778	—	—	—	(9,778)	—
Amounts due from parents eliminated upon consolidation	—	5,462	—	—	(5,462)	—
Property and equipment, net	—	117,979	23,821	—	—	141,800
Goodwill	—	90,955	18,729	—	—	109,684
FCC licenses	—	115,467	20,698	—	—	136,165
Other intangible assets, net	—	68,229	16,546	—	—	84,775
Other noncurrent assets	—	16,225	3,287	—	—	19,512
Total assets	$9,778	$500,982	$90,203	$—	$(18,290)	$582,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$1,110	$390	$—	$—	$1,500
Due to Nexstar Broadcasting	—	—	3,050	—	(3,050)	—
Other current liabilities	—	57,901	18,352	—	(13,220)	63,033
Total current liabilities	—	59,011	21,792	—	(16,270)	64,533
Debt	—	583,269	356,245	—	(318,122)	621,392
Deficiencies in subsidiaries eliminated upon consolidation	222,385	—	—	207,143	(429,528)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	15,240	(15,240)	—
Other noncurrent liabilities	(3)	65,845	17,871	2	—	83,715
Total liabilities	222,382	708,125	395,908	222,385	(779,160)	769,640
Stockholders’ deficit:
Common stock	288	—	—	—	—	288
Other stockholders’ deficit	(212,892)	(207,143)	(305,705)	(222,385)	760,870	(187,255)
Total stockholders’ deficit	(212,604)	(207,143)	(305,705)	(222,385)	760,870	(186,967)
Total liabilities and stockholders’ deficit	$9,778	$500,982	$90,203	$—	$(18,290)	$582,673

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,409	$1,249	$—	$—	$23,658
Due from Mission	—	8,423	—	—	(8,423)	—
Other current assets	—	78,613	4,945	—	—	83,558
Total current assets	—	109,445	6,194	—	(8,423)	107,216
Amounts due from subsidiary eliminated upon consolidation	6,425	—	—	—	(6,425)	—
Amounts due from parents eliminated upon consolidation	—	6,929	—	—	(6,929)	—
Property and equipment, net	—	111,368	25,668	—	—	137,036
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	106,789	20,698	—	—	127,487
Other intangible assets, net	—	82,125	20,369	—	—	102,494
Other noncurrent assets	—	15,395	3,340	509	—	19,244
Total assets	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Nexstar Broadcasting	—	—	8,423	—	(8,423)	—
Other current liabilities	—	46,425	10,872	1,306	(6,009)	52,594
Total current liabilities	—	47,035	19,685	1,306	(14,432)	53,594
Debt	—	557,778	355,851	45,907	(317,436)	642,100
Deficiencies in subsidiaries eliminated upon consolidation	206,961	—	—	146,901	(353,862)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	13,354	(13,354)	—
Other noncurrent liabilities	(3)	64,469	17,539	2	—	82,007
Total liabilities	206,958	669,282	393,075	207,470	(699,084)	777,701
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(200,817)	(146,901)	(298,077)	(206,961)	677,307	(175,449)
Total stockholders’ deficit	(200,533)	(146,901)	(298,077)	(206,961)	677,307	(175,165)
Total liabilities and stockholders’ deficit	$6,425	$522,381	$94,998	$509	$(21,777)	$602,536

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$71,784	$3,055	$—	$—	$74,839
Revenue between consolidated entities	—	1,785	6,469	—	(8,254)	—
Net revenue	—	73,569	9,524	—	(8,254)	74,839
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	19,441	1,385	—	—	20,826
Selling, general, and administrative expenses, excluding depreciation and amortization	—	25,802	544	—	—	26,346
Local service agreement fees between consolidated entities	—	6,469	1,785	—	(8,254)	—
Amortization of broadcast rights	—	5,633	1,017	—	—	6,650
Amortization of intangible assets	—	5,942	1,271	—	—	7,213
Depreciation	—	4,919	699	—	—	5,618
(Gain) loss on asset disposal, net	—	(55)	(27)	—	—	(82)
Total operating expenses	—	68,151	6,674	—	(8,254)	66,571
Income from operations	—	5,418	2,850	—	—	8,268
Interest expense, net	—	(9,385)	(3,684)	—	—	(13,069)
Loss on extinguishment of debt	—	—	—	—	—	—
Equity in loss of subsidiaries	(5,112)	—	—	(5,112)	10,224	—
Loss before income taxes	(5,112)	(3,967)	(834)	(5,112)	10,224	(4,801)
Income tax expense	—	(1,145)	(313)	—	—	(1,458)
Net loss	$(5,112)	$(5,112)	$(1,147)	$(5,112)	$10,224	$(6,259)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$70,731	$2,395	$—	$—	$73,126
Revenue between consolidated entities	—	1,785	6,813	—	(8,598)	—
Net revenue	—	72,516	9,208	—	(8,598)	73,126
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	18,357	1,312	—	—	19,669
Selling, general, and administrative expenses, excluding depreciation and amortization	—	23,378	608	—	—	23,986
Local service agreement fees between consolidated entities	—	6,813	1,785	—	(8,598)	—
Amortization of broadcast rights	—	4,481	940	—	—	5,421
Amortization of intangible assets	—	4,645	1,287	—	—	5,932
Depreciation	—	4,511	741	—	—	5,252
Loss (gain) on asset disposal, net	—	8	2	—	—	10
Total operating expenses	—	62,193	6,675	—	(8,598)	60,270
Income from operations	—	10,323	2,533	—	—	12,856
Interest expense, net	—	(9,167)	(3,662)	(1,480)	—	(14,309)
Loss on extinguishment of debt	—	(65)	—	—	—	(65)
Equity in loss of subsidiaries	(1,561)	—	—	(81)	1,642	—
(Loss) income before income taxes	(1,561)	1,091	(1,129)	(1,561)	1,642	(1,518)
Income tax expense	—	(1,172)	(305)	—	—	(1,477)
Net loss	$(1,561)	$(81)	$(1,434)	$(1,561)	$1,642	$(2,995)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$211,563	$8,726	$—	$—	$220,289
Revenue between consolidated entities	—	5,355	19,985	—	(25,340)	—
Net revenue	—	216,918	28,711	—	(25,340)	220,289
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	55,778	3,856	—	—	59,634
Selling, general, and administrative expenses, excluding depreciation and amortization	—	74,643	1,670	—	—	76,313
Local service agreement fees between consolidated entities	—	19,985	5,355	—	(25,340)	—
Amortization of broadcast rights	—	14,542	2,957	—	—	17,499
Amortization of intangible assets	—	16,588	3,823	—	—	20,411
Depreciation	—	13,966	2,087	—	—	16,053
Loss on asset disposal, net	—	(32)	52	—	—	20
Total operating expenses	—	195,470	19,800	—	(25,340)	189,930
Income from operations	—	21,448	8,911	—	—	30,359
Interest expense, net	—	(27,574)	(10,994)	(1,514)	—	(40,082)
Loss on extinguishment of debt	—	(458)	—	(697)	—	(1,155)
Equity in loss of subsidiaries	(12,136)	—	—	(9,925)	22,061	—
Loss before income taxes	(12,136)	(6,584)	(2,083)	(12,136)	22,061	(10,878)
Income tax expense	—	(3,341)	(936)	—	—	(4,277)
Net loss	$(12,136)	$(9,925)	$(3,019)	$(12,136)	$22,061	$(15,155)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$209,306	$6,988	$—	$—	$216,294
Revenue between consolidated entities	—	5,375	20,558	—	(25,933)	—
Net revenue	—	214,681	27,546	—	(25,933)	216,294
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	53,992	4,240	—	—	58,232
Selling, general, and administrative expenses, excluding depreciation and amortization	—	70,252	1,738	—	—	71,990
Local service agreement fees between consolidated entities	—	20,558	5,375	—	(25,933)	—
Amortization of broadcast rights	—	12,946	2,782	—	—	15,728
Amortization of intangible assets	—	13,990	3,861	—	—	17,851
Depreciation	—	13,685	2,204	—	—	15,889
(Gain) loss on asset disposal, net	—	(65)	31	—	—	(34)
Total operating expenses	—	185,358	20,231	—	(25,933)	179,656
Income from operations	—	29,323	7,315	—	—	36,638
Interest expense, net	—	(26,355)	(9,346)	(4,452)	—	(40,153)
Gain on extinguishment of debt	—	(5,443)	(2,431)	—	—	(7,874)
Equity in loss of subsidiaries	(10,707)	—	—	(6,255)	16,962	—
Loss before income taxes	(10,707)	(2,475)	(4,462)	(10,707)	16,962	(11,389)
Income tax expense	—	(3,780)	(920)	—	—	(4,700)
Net loss	$(10,707)	$(6,255)	$(5,382)	$(10,707)	$16,962	$(16,089)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$37,175	$799	$(3,008)	$—	$34,966

Cash flows from investing activities:
Purchases of property and equipment	—	(10,556)	(286)	—	—	(10,842)
Payments for acquisitions	—	(21,064)	—	—	—	(21,064)
Other investing activities	—	76	18	—	—	94
Net cash used in investing activities	—	(31,544)	(268)	—	—	(31,812)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	69,300	—	—	—	69,300
Repayments of long-term debt	—	(41,633)	(292)	(45,907)	—	(87,832)
Inter-company payments	(67)	(48,848)	—	48,915	—	—
Other financing activities	67	(541)	8	—	—	(466)
Net cash (used in) provided by financing activities	—	(21,722)	(284)	3,008	—	(18,998)
Net (decrease) increase in cash and cash equivalents	—	(16,091)	247	—	—	(15,844)
Cash and cash equivalents at beginning of period	—	22,409	1,249	—	—	23,658
Cash and cash equivalents at end of period	$—	$6,318	$1,496	$—	$—	$7,814

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$44,109	$5,983	$(2,853)	$—	$47,239

Cash flows from investing activities:
Purchases of property and equipment	—	(11,779)	(103)	—	—	(11,882)
Other investing activities	—	459	—	—	—	459
Net cash used in investing activities	—	(11,320)	(103)	—	—	(11,423)

Cash flows from financing activities:
Proceeds from debt issuance	—	184,933	131,906	—	—	316,839
Repayments of long-term debt	—	(207,271)	(133,458)	—	—	(340,729)
Inter-company payments	(2)	(2,851)	—	2,853	—	—
Other financing activities	2	(4,748)	(2,169)	—	—	(6,915)
Net cash (used in) provided by financing activities	—	(29,937)	(3,721)	2,853	—	(30,805)
Net increase in cash and cash equivalents	—	2,852	2,159	—	—	5,011
Cash and cash equivalents at beginning of period	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of period	$—	$14,701	$3,062	$—	$—	$17,763

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

Executive Summary

2011 Highlights

•
Net revenue increased 2.3% during the third quarter of 2011 compared to the same period in 2010. The acquisition of WFRV and WJMN, along with increases in eMedia advertising revenue and retransmission compensation, more than offset the decrease of $5.0 million in political advertising.

•
On July 1, 2011, we purchased the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, from an affiliate of Liberty Media Corporation for $19.1 million in cash and the issuance of 334,292 shares of our Class A common stock, valued at $2.4 million. The cash consideration was funded by borrowing from the revolver under our senior secured credit facility.

•
On August 8, 2011, we signed a definitive agreement to acquire the assets of WEHT, the ABC affiliate serving the Evansville, Indiana market, from Gilmore Broadcasting Corporation for approximately $18.5 million in cash, subject to adjustments for working capital acquired. In addition, Nexstar signed a definitive agreement to sell the FCC licenses and certain equipment of WTVW to Mission for $6.7 million in cash. Upon consummation of the sale of WTVW, Nexstar expects to sign local service agreements with Mission for WTVW, similar to Nexstar’s existing local service arrangements with Mission. Both transactions have been approved by the FCC and we expect them to close on December 1, 2011.

•
We and Mission renewed our affiliation agreements with ABC through June 2017 for all nine of the Company’s ABC stations. Additionally, Mission signed an agreement with ABC for affiliation of its station in Terre Haute, Indiana. The Terre Haute station, previously the FOX affiliate WFXW, launched with ABC on September 1, 2011 as WAWV.

•
On July 1, 2011, WTVW, our Evansville, Indiana owned and operated station, launched LOCAL 7, an independent station. WTVW’s FOX affiliation agreement terminated on June 30, 2011. On August 1, 2011, WFFT, our Ft. Wayne, Indiana owned and operated station, launched WFFT LOCAL, an independent station. WFFT’s FOX affiliation agreement terminated on July 31, 2011. On September 1, 2011, KSFX, our Springfield, Missouri owned and operated station, launched OZARKS LOCAL, an independent station, with the call letters KOZL. KSFX’s FOX affiliation agreement terminated on August 31, 2011. We are in continued negotiations with FOX Broadcasting Company for the renewal of our remaining FOX affiliate stations and expect to sign a new FOX affiliation agreement by the first quarter of 2012.

•	On September 26, 2011, we launched 10 new digital multicasts as affiliates of Bounce TV network, the first broadcast television network targeting African-American audiences.

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

•
In September 2011, Four Points entered into a definitive agreement to sell their stations to Sinclair Broadcast Group. We currently serve Four Points’ seven stations in four markets through a management services agreement, which comprises our management fee revenue. The management services agreement will terminate at the earlier of the closing of the sale or March 31, 2012. We expect to earn base and incentive compensation related to the management services agreement during the fourth quarter of 2011.

•
During the quarter ended September 30, 2011, we borrowed $19.3 million of our revolving loan in our senior secured credit facility in connection with the acquisition of WFRV and WJMN. We repaid $12.5 million of our outstanding revolving loan balance on September 30, 2011.

Overview of Operations

We owned and operated 36 television stations and seven digital multicast channels as of September 30, 2011. Additionally, as of September 30, 2011, we programmed or provided sales and other services to 25 additional television stations and seven digital multicast channels, through various local service agreements with their owners, including 16 television stations and four digital multicast channels owned and operated by Mission. All of the stations to which we provide programming, sales, or other services, including Mission, are wholly owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of September 30, 2011 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO and KTVE

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements expire on various dates between 2012 and 2021 and are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

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

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising aired during the Olympic Games. As 2011 is not an election year, we expect significantly less political advertising revenue to be reported in 2011 compared to 2010.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$43,343	56.1	$41,705	54.5	$132,266	58.0	$126,760	56.0
National	16,302	21.1	14,961	19.6	47,719	20.9	45,856	20.2
Political	1,727	2.2	6,728	8.8	4,319	1.9	16,686	7.4
Retransmission compensation	9,982	12.9	7,649	10.0	27,099	11.9	22,279	9.8
eMedia revenue	4,207	5.4	3,581	4.7	11,963	5.3	9,880	4.4
Network compensation	234	0.3	500	0.7	776	0.3	1,528	0.7
Management fee	968	1.3	800	1.0	1,968	0.9	1,800	0.8
Other	574	0.7	568	0.7	1,746	0.8	1,645	0.7
Total gross revenue	77,337	100.0	76,492	100.0	227,856	100.0	226,434	100.0
Less: Agency commissions	(7,622)	(9.9)	(8,054)	(10.5)	(22,967)	(10.1)	(23,989)	(10.6)
Net broadcast revenue	69,715	90.1	68,438	89.5	204,889	89.9	202,445	89.4
Trade and barter revenue	5,124		4,688		15,400		13,849
Net revenue	$74,839		$73,126		$220,289		$216,294

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$74,839	100.0	$73,126	100.0	$220,289	100.0	$216,294	100.0
Operating expenses (income):
Corporate expenses	5,094	6.8	4,656	6.4	14,428	6.5	14,992	6.9
Station direct operating expenses, net of trade	19,187	25.6	17,774	24.3	54,274	24.6	52,704	24.4
Selling, general and administrative expenses	21,252	28.4	19,330	26.4	61,885	28.1	56,998	26.4
Loss (gain) on asset disposal, net	(82)	(0.1)	10	0.0	20	0.0	(34)	(0.0)
Trade and barter expense	5,036	6.7	4,796	6.6	15,197	6.9	14,035	6.5
Depreciation and amortization	12,831	17.2	11,184	15.3	36,464	16.6	33,740	15.6
Amortization of broadcast rights, excluding barter	3,253	4.4	2,520	3.4	7,662	3.5	7,221	3.3
Income from operations	$8,268		$12,856		$30,359		$36,638

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Gross local advertising revenue was $43.3 million for the three months ended September 30, 2011, compared to $41.7 million for the same period in 2010, an increase of $1.6 million, or 3.9%, of which $1.9 million related to the acquisition of WFRV and WJMN. Gross national advertising revenue was $16.3 million for the three months ended September 30, 2011, compared to $15.0 million for the same period in 2010, an increase of $1.3 million, or 9.0%, of which $1.0 million related to the acquisition of WFRV and WJMN. Excluding WFRV and WJMN, gross local and national advertising revenue was consistent with the prior year. Within our customer categories, we saw an increase in advertising from automotive of $0.5 million, school and instruction of $0.5 million and department and retail stores of $0.3 million, which was offset by a decrease in advertising from media (radio, television, cable and newspapers) of $0.6 million, grocery stores of $0.3 million and paid programming of $0.3 million during the third quarter of 2011 compared to the prior year. The increase in automotive advertising was primarily driven by increases in domestic manufacturers and dealers, particularly Ford and GM, and was partially offset by decreases in foreign manufacturers, most notably Toyota. The increase in school and instruction advertising was primarily driven by increases in advertising from higher education and vocational schools, both from existing and new customers. The decrease in media advertising was primarily driven by the timing of spending by cable providers on their annual advertising commitments.

Gross political advertising revenue was $1.7 million for the three months ended September 30, 2011, compared to $6.7 million for the same period in 2010, a decrease of $5.0 million, or 74.3%, as expected since 2011 is not an election year. The current quarter political revenue primarily related to the Wisconsin State Senate special recall elections and a special primary election in the West Virginia gubernatorial race.

Retransmission compensation was $10.0 million for the three months ended September 30, 2011, compared to $7.6 million for the same period in 2010, an increase of $2.3 million, or 30.5%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year and additional revenue from WFRV and WJMN of $0.5 million.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $4.2 million for the three months ended September 30, 2011, compared to $3.6 million for the same period in 2010, an increase of $0.6 million or 17.5%. The increase in eMedia revenue is attributable to introduction of new service offerings and increased penetration of the Company’s customer base by its eMedia sales efforts.

Operating Expenses

Corporate expenses, related to costs associated with the centralized operation of Nexstar’s and Mission’s stations, were $5.1 million for the three months ended September 30, 2011, compared to $4.7 million for the same period in 2010, an increase of $0.4 million, or 9.4%. The increase was primarily due to an increase in legal expense of $0.3 million related to our acquisition of WFRV and WJMN, our antitrust lawsuit and our strategic initiatives.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $40.4 million for the three months ended September 30, 2011, compared to $37.1 million for the same period in 2010, an increase of $3.3 million, or 9.0%. The increase was primarily attributed to an increase of $2.2 million in station expenses of WFRV and WJMN and an increase of $0.5 million in employee health care costs, due to some large claims during the quarter.

Amortization of broadcast rights, excluding barter, was $3.3 million for the three months ended September 30, 2011, compared to $2.5 million for the same period in 2010, an increase of $0.7 million, or 29.1%. The increase was primarily attributed to amortization at WFRV and WJMN of $1.0 million, the majority of which related to the Green Bay Packers pre-season, which was partially offset by a decrease across a number of our stations related to the termination of syndication of The Oprah Winfrey Show.

Amortization of intangible assets was $7.2 million for the three months ended September 30, 2011, compared to $5.9 million for the same period in 2010, an increase of $1.3 million, or 21.6%. The increase was due to incremental amortization recorded on network affiliation agreement intangibles on our FOX affiliate stations with agreements terminating in 2011, as well as amortization of newly acquired intangibles in connection with the acquisition of WFRV, WJMN and GoLocal.Biz.

While there are no known circumstances or events as of September 30, 2011 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.6 million for the three months ended September 30, 2011, compared to $5.3 million for the same period in 2010, an increase of $0.4 million, or 7.0%.

Interest Expense

Interest expense, net was $13.1 million for the three months ended September 30, 2011, compared to $14.3 million for the same period in 2010, a decrease of $1.2 million, or 8.7%. The decrease was primarily attributed to our decrease in outstanding indebtedness from our repurchases and redemptions of outstanding notes during the last half of 2010 and throughout 2011 and the refinancing of higher coupon debt tranches.

Income Taxes

Income tax expense remained consistent at $1.5 million for the three months ended September 30, 2011 and 2010. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Gross local advertising revenue was $132.3 million for the nine months ended September 30, 2011, compared to $126.8 million for the same period in 2010, an increase of $5.5 million, or 4.3%, of which $1.9 million related to the acquisition of WFRV and WJMN. Gross national advertising revenue was $47.7 million for the nine months ended September 30, 2011, compared to $45.9 million for the same period in 2010, an increase of $1.9 million, or 4.1%, of which $1.0 million related to the acquisition of WFRV and WJMN. Excluding WFRV and WJMN, gross local and national advertising revenue increased by $4.4 million, which was largely the result of an increase in advertising from automotive of $1.8 million, which provided 20.4% and 19.9% of our core local and national advertising revenue for the nine months ended September 30, 2011 and 2010, respectively. The increase in automotive advertising was primarily driven by increases in domestic manufacturers and dealers, particularly Ford and GM, and was partially offset by decreases in foreign manufacturers, most notably Toyota. Additionally, we had increases in advertising from department and retail stores of $1.2 million, school/instruction of $0.9 million, home repair and manufacturing of $0.5 million and insurance of $0.5 million, which was partially offset by a decrease in advertising from grocery stores of $0.6 million and media (radio, television, cable and newspapers) of $0.6 million during the first nine months of 2011 compared to the prior year. The increase in department and retail store advertising was primarily driven by increases in local retailers as well as BonTon, Walmart and Shoe Carnival. The increase in school and instruction advertising was primarily driven by increases in advertising from higher education and vocational schools, both from existing and new customers.

Gross political advertising revenue was $4.3 million for the nine months ended September 30, 2011, compared to $16.7 million for the same period in 2010, a decrease of $12.4 million, or 74.1%, as expected since 2011 is not an election year.

Retransmission compensation was $27.1 million for the nine months ended September 30, 2011, compared to $22.3 million for the same period in 2010, an increase of $4.8 million, or 21.6%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year and additional revenue from WFRV and WJMN of $0.5 million.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $12.0 million for the nine months ended September 30, 2011, compared to $9.9 million for the same period in 2010, an increase of $2.1 million or 21.1%. The increase in eMedia revenue is attributable to introduction of new service offerings and increased penetration of the Company’s customer base by its eMedia sales efforts.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized operation of Nexstar’s and Mission’s stations, were $14.4 million for the nine months ended September 30, 2011, compared to $15.0 million for the same period in 2010, a decrease of $0.6 million, or 3.8%. The decrease was primarily due to the 2010 recognition of $1.6 million of non-cash incremental stock-based compensation expense from a repricing of employee stock options performed in May 2010, which was partially offset by an increase in legal expense of $0.7 million related to our acquisition of WFRV and WJMN, amendments to our senior secured credit facilities, our antitrust lawsuit and to our strategic initiatives.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $116.2 million for the nine months ended September 30, 2011, compared to $109.7 million for the same period in 2010, an increase of $6.5 million, or 5.9%. The increase was primarily attributed to an increase of $2.2 million in station expenses of WFRV and WJMN, an increase of $1.4 million in national, local and eMedia sales commissions due to an increase in local, national and eMedia revenue, an incremental $0.5 million in fees paid to Sinclair for our outsourcing arrangements in Peoria and Rochester, as revenues and broadcasting cash flows for those stations increased year-over-year, an increase of $0.5 million in bad debt expense and an increase of $0.4 million in employee health care costs, due to some large claims during the year.

    Amortization of broadcast rights, excluding barter, remained relatively consistent at $7.7 million for the nine months ended September 30, 2011, compared to $7.2 million for the same period in 2010, an increase of $0.4 million, or 6.1%.

Amortization of intangible assets was $20.4 million for the nine months ended September 30, 2011, compared to $17.9 million for the same period in 2010, an increase of $2.6 million, or 14.3%. The increase was due to incremental amortization recorded on network affiliation agreement intangibles on our FOX affiliate stations with agreements terminating in 2011, as well as amortization of newly acquired intangibles in connection with the acquisition of WFRV, WJMN and GoLocal.Biz.

While there are no known circumstances or events as of September 30, 2011 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

Depreciation of property and equipment remained relatively consistent at $16.1  million for the nine months ended September 30, 2011, compared to $15.9 million for the same period in 2010.

Interest Expense

Interest expense, net remained relatively consistent at $40.1 million for the nine months ended September 30, 2011, compared to $40.2 million for the same period in 2010. Interest expense increased due to the higher interest rate of the 8.875% senior secured second lien notes due 2017 (“8.875% Notes”) issued in April 2010 compared to the senior secured credit facilities, which was offset by a decrease in outstanding indebtedness from our repurchases and redemptions of outstanding notes during the last half of 2010 and throughout 2011.

Income Taxes

Income tax expense was $4.3 million for the nine months ended September 30, 2011, compared to $4.7 million for the same period in 2010, a decrease of $0.4 million, or 9.0%. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$34,966	$47,239
Net cash used in investing activities	(31,812)	(11,423)
Net cash used in financing activities	(18,998)	(30,805)
Net (decrease) increase in cash and cash equivalents	$(15,844)	$5,011
Cash paid for interest	$34,208	$26,581
Cash paid for income taxes, net	$499	$416

	As of September 30, 2011	As of December 31, 2010
Cash and cash equivalents	$7,814	$23,658
Long-term debt including current portion	$622,892	$643,100
Unused commitments under senior secured credit facilities(1)	$68,200	$75,000

(1)
Based on covenant calculations, as of September 30, 2011, all of the $68.2 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $12.3 million during the nine months ended September 30, 2011 compared to the same period in 2010. The decrease was primarily due to an increase in cash paid for interest of $7.6 million, a lower acceleration in the timing of receipts of customer accounts of $1.1 million, lower amounts of increase in the timing of company payments of $1.8 million and an increase in payments for broadcast rights of $0.6 million.

Cash paid for interest increased by $7.6 million during the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to a change in timing of the Company’s interest payments with the April 2010 issuance of the 8.875% Notes, which are due in April and October, compared to the senior secured credit facility, which generally has interest payments due each quarter, and the interest payments made in connection with redeeming the 11.375% Notes in January and May 2011 and other debt repurchase transactions during the year.

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

Cash Flows – Investing Activities

Net cash used in investing activities increased by $20.4 million during the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to $21.1 million spent on the acquisitions of WFRV and WJMN and GoLocal.Biz and an escrow payment for the acquisition of WEHT.

Cash Flows – Financing Activities

Net cash used in financing activities decreased by $11.8 million during the nine months ended September 30, 2011 compared to the same period in 2010. This decrease was primarily the result of repayments on long-term debt, net of debt issuances. In 2011, we completed the redemption of $45.9 million of our outstanding 11.375% Notes, repurchased $7.5 million of our outstanding 7% Notes and $24.2 million of our outstanding 7% PIK Notes, as well as paid amounts due under the Company’s senior secured credit facilities of $1.0 million, borrowed an additional $50.0 million of term loan with the amendment to our senior secured credit facility and borrowed $19.3 million and repaid $12.5 million on our revolving loan. In 2010, we and Mission issued $325 million of our 8.875% Notes and used the proceeds, along with cash on hand and cash generated throughout the year, to repay $298.9 million of the Company’s senior secured credit facilities, retire $42.6 million of privately held notes and to repurchase $6.7 million of outstanding 7% PIK Notes and $0.9 million of outstanding 7% Notes.

Although the Nexstar and Mission senior secured credit facilities allow for the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2011, Nexstar and Mission had total combined debt of $622.9 million, which represented 142.9% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2011 (in thousands):

	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Nexstar senior secured credit facility	$116,787	$278	$9,020	$2,220	$105,269
Mission senior secured credit facility	38,513	97	780	780	36,856
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	37,912	—	—	37,912	—
7% senior subordinated PIK notes due 2014	112,593	—	—	112,593	—
	$630,805	$375	$9,800	$153,505	$467,125

On October 14, 2011, we borrowed $7.8 million on our revolving loan under our senior secured credit facility. Both Nexstar and Mission intend to fund the acquisitions of WEHT and WTVW with borrowings from revolving loans under the Company’s senior secured credit facilities.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Our 7% Notes, 7% PIK Notes and 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from September 30, 2011.

No Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that as of September 30, 2011 there has been no material change to this information.

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

The term loan borrowings at September 30, 2011 under the Company’s senior secured credit facilities bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which was 4.37% at September 30, 2011. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2011 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $0.6 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of September 30, 2011. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have a minimal impact on our operations and cash flows. Our 7% Notes, our 8.875% Notes and our 7% PIK Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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
10.1
Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 4, 2011)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2011 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: November 9, 2011