Form 10-K
period 2011-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2012-03-15
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __________ to __________.

Commission File Number: 000-50478
________________________

NEXSTAR BROADCASTING GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 1400, Irving, Texas	75039
(Address of Principal Executive Offices)	(Zip Code)

(972) 373-8800
(Registrant’s Telephone Number, Including Area Code)
________________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None
________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $89,717,410.

As of March 12, 2012, the Registrant had 15,387,131 shares of Class A Common Stock outstanding and 13,411,588 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

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

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned indirect subsidiary; “Nexstar Finance Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned direct subsidiary; “Mission” refers to Mission Broadcasting, Inc.; the “Company” refers to Nexstar and Mission collectively; “ABRY” refers to Nexstar’s principal stockholder, ABRY Partners, LLC and its affiliated funds; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2011 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures) and Entertainment Tonight (Paramount Distribution, a division of Viacom Inc.).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

As of December 31, 2011, we owned, operated, programmed or provided sales and other services to 55 television stations and 11 digital multi-cast channels, including those owned by Mission, in 32 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin and Michigan. In 20 of the 32 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. The stations we serve are affiliates of NBC (12 stations), CBS (11 stations), ABC (11 stations), FOX (11 stations), MyNetworkTV (5 stations and one digital multi-cast channel), The CW (2 stations) and Bounce TV (10 digital multi-cast channels) and three of our stations are independent. The stations reach approximately 10.6 million viewers or 9.3% of all U.S. television households.

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

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 70% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2011 we earned approximately 30% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to provide between 15 to 25 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2011, revenue generated from local advertising represented 73.4% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Invest in eMedia. We are focused on new technologies and growing our portfolio of Internet products and services. Our websites provide access to our local news and information, as well as community centric business and services. We delivered a record audience across all of our web sites in 2011, with 35 million unique visitors, who utilized over 231 million page views. Also in 2011, usage of our mobile platform grew exponentially, accounting for over 40% of our page views by year end, and we launched redesigned web sites, ready for the emerging touch oriented platforms. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 75% of our net broadcast revenue for the year ended December 31, 2011 from our duopoly markets.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations and the stations we provide services to and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations and the stations we provide services to. Our and Mission’s cash broadcast payments were 3.7%, 3.5% and 4.0% of net broadcast revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, FOX and ABC affiliated stations which represented approximately 29.8%, 29.3%, 18.9% and 12.9%, respectively, of our 2011 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Relationship with Mission

Through various local service agreements with Mission, we currently provide sales, programming and other services to 17 television stations that are owned and operated by Mission. Mission is 100% owned by independent third parties. We do not own Mission or any of its television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. Therefore, Mission is consolidated into these financial statements. We expect our option agreements with Mission to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services as of December 31, 2011:

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
8	Washington, DC/Hagerstown, MD	WHAG	NBC	O&O	(4)	(5)
41	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O (6)	5	(5)
50	Jacksonville, FL	WCWJ/WCWJ-D-2	The CW/Bounce TV	O&O	6	2/1/13
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	7	(5)
		WYOU	CBS	LSA (7)		(5)
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	7	(5)
		KARZ/KARZ-D-2	MyNetworkTV/Bounce TV	O&O		6/1/13
69	Green Bay-Appleton, WI	WFRV	CBS	O&O	5	12/1/13
75	Springfield, MO	KOLR	CBS	LSA (7)	7	(5)
		KOZL	Independent	O&O		(5)
79	Rochester, NY	WROC/WROC-D-2	CBS/Bounce TV	O&O	4	(5)
		WUHF	FOX	LSA (8)		6/1/15
82	Champaign-Springfield-	WCIA	CBS	O&O	6	(5)
	Decatur, IL	WCIX	MyNetworkTV	O&O		(5)
83	Shreveport, LA	KTAL	NBC	O&O	6	8/1/14
101	Ft. Smith-Fayetteville-	KFTA	FOX/NBC	O&O	6	6/1/13
	Springdale-Rogers, AR	KNWA	NBC/FOX	O&O		(5)
102	Johnstown-Altoona, PA	WTAJ	CBS	O&O	4	(5)
104	Evansville, IN	WEHT	ABC	O&O	5	(5)
		WTVW	Independent	LSA (7)		8/1/13
109	Ft. Wayne, IN	WFFT	Independent	O&O	4	(5)

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
116	Peoria-Bloomington, IL	WMBD/WMBD-D-2	CBS/Bounce TV	O&O	5	(5)
		WYZZ	FOX	LSA (8)		12/1/13
130	Amarillo, TX	KAMR	NBC	O&O	5	(5)
		KCIT	FOX	LSA (7)		(5)
		KCPN-LP	MyNetworkTV	LSA (7)		(5)
134	Rockford, IL	WQRF/WQRF-D-2	FOX/Bounce TV	O&O	4	(5)
		WTVO/WTVO-D-2	ABC/MyNetworkTV	LSA (7)		(5)
137	Monroe, LA-	KARD/KARD-D-2	FOX/Bounce TV	O&O	6	(5)
	El Dorado, AR	KTVE	NBC	LSA (7)		6/1/13
141	Beaumont-Port Arthur, TX	KBTV/KBTV-D-2	FOX/Bounce TV	O&O	4	(5)
142	Wichita Falls, TX-	KFDX	NBC	O&O	5	(5)
	Lawton, OK	KJTL/KJTL-D-2	FOX/Bounce TV	LSA (7)		(5)
		KJBO-LP	MyNetworkTV	LSA (7)		(5)
143	Lubbock, TX	KLBK	CBS	O&O	5	(5)
		KAMC/KAMC-D-2	ABC/Bounce TV	LSA (7)		(5)
146	Erie, PA	WJET	ABC	O&O	4	(5)
		WFXP	FOX	LSA (7)		(5)
149	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	4	(5)
		KODE	ABC	LSA (7)		(5)
151	Odessa-Midland, TX	KMID	ABC	O&O	5	(5)
154	Terre Haute, IN	WTWO	NBC	O&O	3	(5)
		WAWV	ABC	LSA (7)		(5)
164	Abilene-Sweetwater, TX	KTAB	CBS	O&O	4	(5)
		KRBC/KRBC-D-2	NBC/Bounce TV	LSA (7)		(5)
168	Billings, MT	KSVI	ABC	O&O	4	(5)
		KHMT	FOX	LSA (7)		(5)
169	Dothan, AL	WDHN	ABC	O&O	3	(5)
172	Utica, NY	WFXV	FOX	O&O	4	(5)
		WPNY-LP	MyNetworkTV	O&O		(5)
		WUTR	ABC	LSA (7)		(5)
180	Marquette, MI	WJMN	CBS	O&O	5	10/1/13
197	San Angelo, TX	KSAN	NBC	LSA (7)	4	(5)
		KLST	CBS	O&O		(5)
200	St. Joseph, MO	KQTV	ABC	O&O	1	(5)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2011 4th Edition, as published by BIA Financial Network, Inc.

(2)
O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services utilizing our employees to a station owned and operated by independent third parties. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)
The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2011 4th Edition, as published by BIA Financial Network, Inc.

(4)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(5)
Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

(6)	Although Nexstar owns WLYH, this station is programmed by Newport Television pursuant to a time brokerage agreement.
(7)	These stations are owned by Mission.
(8)	These stations are owned by Sinclair Broadcast Group, Inc.

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

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, CBS, FOX or ABC) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems and, to a lesser extent, with newspapers, radio stations and Internet advertising serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

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

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when state, congressional and presidential elections occur and advertising is aired during the Olympic Games.

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

Network Affiliations

Most of the stations that we own and operate, program or provide sales and other services to as of December 31, 2011 are affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WBRE	Wilkes Barre-Scranton, PA	NBC	March 2012
WTWO	Terre Haute, IN	NBC	March 2012
KFDX	Wichita Falls, TX-Lawton, OK	NBC	March 2012
KSNF	Joplin, MO-Pittsburg, KS	NBC	March 2012
KTVE (1)	Monroe, LA—El Dorado, AR	NBC	March 2012
KSAN (1)	San Angelo, TX	NBC	March 2012
KRBC (1)	Abilene-Sweetwater, TX	NBC	March 2012
KLST	San Angelo, TX	CBS	August 2012
KTAB	Abilene-Sweetwater, TX	CBS	December 2012
WUHF (2)	Rochester, NY	FOX	December 2012
WYZZ (2)	Peoria-Bloomington, IL	FOX	December 2012
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	January 2013
WROC	Rochester, NY	CBS	January 2013
KOLR (1)	Springfield, MO	CBS	June 2013
KLBK	Lubbock, TX	CBS	July 2013
WCIA	Champaign-Springfield-Decatur, IL	CBS	September 2013
WMBD	Peoria-Bloomington, IL	CBS	September 2013
KBTV	Beaumont-Port Arthur, TX	FOX	December 2013
WQRF	Rockford, IL	FOX	December 2013
KARD	Monroe, LA-El Dorado, AR	FOX	December 2013
WFXV	Utica, NY	FOX	December 2013
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	FOX	December 2013
KCIT (1)	Amarillo, TX	FOX	December 2013
WFXP (1)	Erie, PA	FOX	December 2013

Station	Market	Affiliation	Expiration
KJTL (1)	Wichita Falls, TX-Lawton, OK	FOX	December 2013
KHMT (1)	Billings, MT	FOX	December 2013
WEHT	Evansville, Indiana	ABC	December 2013
WFRV	Green Bay-Appleton, WI	CBS	April 2014
WJMN	Marquette, MI	CBS	April 2014
KARZ	Little Rock-Pine Bluff, AR	MyNetworkTV	August 2014
WPNY-LP	Utica, NY	MyNetworkTV	August 2014
WCIX	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2014
KCPN-LP (1)	Amarillo, TX	MyNetworkTV	August 2014
KJBO-LP (1)	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2014
WTVO-D-2 (1)	Rockford, IL	MyNetworkTV	August 2014
WCWJ-D-2	Jacksonville, FL	Bounce TV	September 2014
KARZ-D-2	Little Rock-Pine Bluff, AR	Bounce TV	September 2014
WROC-D-2	Rochester, NY	Bounce TV	September 2014
WMBD-D-2	Peoria-Bloomington, IL	Bounce TV	September 2014
WQRF-D-2	Rockford, IL	Bounce TV	September 2014
KARD-D-2	Monroe, LA-El Dorado, AR	Bounce TV	September 2014
KBTV-D-2	Beaumont-Port Arthur, TX	Bounce TV	September 2014
KJTL-D-2 (1)	Wichita Falls, TX-Lawton, OK	Bounce TV	September 2014
KAMC-D-2 (1)	Lubbock, TX	Bounce TV	September 2014
KRBC-D-2 (1)	Abilene-Sweetwater, TX	Bounce TV	September 2014
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(3)	NBC	December 2014
WYOU (1)	Wilkes Barre-Scranton, PA	CBS	June 2015
WTAJ	Johnstown-Altoona, PA	CBS	May 2016
WCWJ	Jacksonville, FL	The CW	September 2016
WLYH (4)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016
WDHN	Dothan, AL	ABC	June 2017
WJET	Erie, PA	ABC	June 2017
KSVI	Billings, MT	ABC	June 2017
KMID	Odessa-Midland, TX	ABC	June 2017
KQTV	St. Joseph, MO	ABC	June 2017
WAWV (1)	Terre Haute, IN	ABC	June 2017
WUTR (1)	Utica, NY	ABC	June 2017
WTVO (1)	Rockford, IL	ABC	June 2017
KAMC (1)	Lubbock, TX	ABC	June 2017
KODE (1)	Joplin, MO-Pittsburg, KS	ABC	June 2017

(1)	These stations are owned by Mission, which maintains the network affiliation agreements.
(2)	These stations are owned by Sinclair Broadcast Group, Inc., which maintains the network affiliation agreements.
(3)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(4)
Under a time brokerage agreement, Nexstar allows Newport Television License, LLC, Inc. to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. We expect the network affiliation agreements listed above to be renewed upon expiration.

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

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations to which we provide services.

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (“the Communications Act”). The following is a brief discussion of certain provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, you should refer to the Communications Act and the FCC’s rules, public notices and policies.

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

After a renewal application is filed, interested parties, including members of the public, may file petitions to deny the application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

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

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

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

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.

The stations that Nexstar owns have a combined national audience reach of 5.2% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices”, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices”, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper.

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC adopted modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect. In July 2011, however, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to the newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI was intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments are due in April 2012.  We cannot predict what rules the FCC will adopt or when they will be adopted.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable and Satellite Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.”  Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2014, and will be effective January 1, 2015. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

We and Mission elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We and Mission have negotiated retransmission consent agreements with all of the MVPDs which carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning (and, under recently reinstated rules, video description);

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the conversion of existing low power and television translator stations to digital operation, establishing a September 1, 2015 deadline by which low power and television translator stations must cease analog operation.

Employees

As of December 31, 2011, we had a total of 2,230 employees, comprised of 1,953 full-time and 277 part-time employees. As of December 31, 2011, 155 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our Internet website. Upon request, we will provide copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other filings with the SEC. Requests can be sent to Nexstar Broadcasting Group, Attn: Investor Relations, 5215 N. O’Connor Blvd., Suite 1400, Irving, TX 75039. Additional information about us, or stations and the stations we program or provide services to can be found on our website at www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

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

In recent years, the networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial condition and results of operations of our stations.

We and Mission have a history of net losses.

We and Mission had aggregate net losses of $11.9 million, $1.8 million and $12.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We and Mission may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2011, we and Mission had $640.4 million of debt, which represented 140.1% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including maximum total and first lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The senior subordinated notes and senior secured second lien notes contain restrictive covenants customary for borrowing arrangements of this type.

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by independent third parties. Mission owns and operates 17 television stations as of December 31, 2011. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. We also guarantee all of the obligations incurred under Mission’s senior secured credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations. Mission has granted to us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.

We do not own Mission or its television stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. In compliance with FCC regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations. As a result, Mission’s board of directors and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission. For instance, we may disagree with Mission’s programming decisions, which programming may prove unpopular and/or may generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, Mission’s board of directors, comprised solely of shareholders, could choose to pay themselves a dividend.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements––12 stations have primary affiliation agreements with NBC, 11 with CBS, 11 with ABC, 11 with FOX, 5 with MyNetworkTV, and 2 with The CW. Additionally, eleven of the stations have secondary affiliation agreements – one with MyNetworkTV and 10 with Bounce TV. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through June 2017. Our and Mission’s NBC network agreements for seven stations expire On March 31, 2012. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with cable operators, direct broadcast satellite operators, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements and are including these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Nexstar and could have an adverse effect on our business, financial condition, and results of operations.

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

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

On January 3, 2006, Cable America Corporation submitted a petition to deny the applications for renewal of license for Nexstar’s station KOZL and Mission’s station KOLR, both licensed to Springfield, Missouri. Cable America alleged that Nexstar’s local service agreements with Mission give Nexstar improper control over Mission’s operations. Nexstar and Mission submitted a joint opposition to this petition to deny and Cable America submitted a reply. Cable America subsequently requested that the FCC dismiss its petition. However, the petition remains pending with the FCC.

Nexstar and Mission filed renewal of license applications for their stations between June 2004 and April 2008. The majority of these applications, including the WCIA, KOZL and KOLR applications discussed above, remain pending with the FCC. Once a renewal application is timely filed, a station may continue to operate under its license even if its expiration date has passed. We and Mission expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so.

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

Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired 23 stations and contracted to provide service to 10 additional stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

In addition, the FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. The FCC initiated its statutory review of its ownership rules in May 2010, and in December 2011 it issued a notice of proposed rulemaking (NPRM) in that review. The NPRM specifically requests comment on shared services agreements and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. We believe the FCC will continue its review during 2012 but we cannot predict when the FCC will issue a decision on any proposed rule changes. However, if the FCC adopts a joint sales agreement attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

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

As of December 31, 2011, $335.6 million, or 56.4%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We recorded an impairment charge of $16.2 million during the year ended December 31, 2009 that included an impairment to the carrying values of FCC licenses of $8.8 million, related to 19 of our stations and an impairment to the carrying values of goodwill of $7.4 million, related to four reporting units consisting of five of our stations. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

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

In addition, video compression techniques, now in use with direct broadcast satellites, cable and wireless cable are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. In one of several judicial appeals of FCC enforcement actions, a Federal court in July 2010 held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment. The Supreme Court agreed to review that decision and heard oral argument in the case in January 2012. Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent. Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325,000 per violation.

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

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, home video and entertainment systems and Internet and mobile distribution of video programming have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has initiated proceedings to determine whether to make TV joint sales agreements and shared services agreements attributable interests under its ownership rules; to determine whether it should establish more detailed criteria and additional recordkeeping and reporting obligations with respect to broadcasters’ requirements to serve the local public interest; to determine whether to require TV stations to maintain their public inspection files online (with additional information disclosed); and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule. Changes to any of these rules may have significant impact on us and the stations to which we provide services.

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

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses, whether to permit two television stations to share a single 6 megahertz channel and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct incentive auctions whereby spectrum holders, including television broadcasters, could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the timing or results of television spectrum reallocation efforts or their impact to our business.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                                Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	12/31/12
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/13
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK/KARZ—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	4/30/16

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/13
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCIX—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Leased	350 Sq. Ft.	2/28/13
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	Month to Month
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	Month to Month
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KBTV—Beaumont-Port Arthur, TX
Office-Studio	Leased	7,861 Sq. Ft.	1/31/13
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	3/31/12

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—
Tower/Transmitter Site	Leased	.29 Acres	12/1/23

KTAB—Abilene-Sweetwater, TX
Office-Studio (1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	12,000 Sq. Ft.	6/30/12
Sales Office-Frederick	Leased	885 Sq. Ft.	3/31/16
Office-Studio—Berryville News Bureau	Leased	700 Sq. Ft.	7/31/13
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WEHT—Evansville, IN
Office-Studio-Evanvsille, IN	100% Owned	1.834 Acres	––
Office-Studio-Evansville, IN	100% Owned	14,280 Sq. Ft.	––
Office-Studio-Henderson, KY	100% Owned	10.22 Acres	––
Tower/Transmitter Site	Leased	144 Sq. Ft.	2/28/14
Tower/Transmitter Site	Leased	144 Sq. Ft.	5/31/14
Tower/Transmitter Site	Leased	400 Sq. Ft.	1/31/12

KOZL—Springfield, MO
Office-Studio (2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	Month to Month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio (3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—

WPNY–LP—Utica, NY
Office-Studio (4)	—	—	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/11
Tower/Transmitter Site—Coburn Road	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Rapeljie	Leased	1 Acre	2/1/11
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/1/14
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	5/31/24
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/15
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WCWJ—Jacksonville, FL
Office-Studio	100% Owned	19,847 Sq. Ft.	—
Office-Studio—Tower Transmitter Site	100% Owned	7.92 Acres	—
Building-Transmitter Site	100% Owned	200 Sq. Ft.	—

WQRF—Rockford, IL
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office—Fayetteville	Leased	2,848 Sq. Ft.	4/30/15
Office—Rogers	Leased	1,612 Sq. Ft.	7/31/13
Office-Studio—Fayetteville	Leased	6,512 Sq. Ft.	3/31/15
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	3.7 Acres	7/31/15
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/14
Office-Johnstown	Leased	672 Sq. Ft.	2/28/14
Office-State College Bureau	Leased	2,915 Sq. Ft.	2/28/13
Office-Dubois Bureau	Leased	315 Sq. Ft.	7/31/13
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

WFRV/WJMN-Green Bay-Appleton, WI and Marquette, MI
Office-Studio	Owned	19,200 Sq. Ft.	—
Office-Marquette Bureau	Leased	125 Sq. Ft.	2/28/12
Tower/Transmitter Site-De Pere	Owned	8.8 Acres	—
Tower/Transmitter Site-Rapid River	Owned	1.0 Acres	—
Tower/Transmitter Site-Paper Valley	Leased	4 Sq. Ft.	Month to Month
Tower/Transmitter Site-Oshkosh Museum	Leased	4 Sq. Ft.	Month to Month

Corporate Office—Irving, TX	Leased	18,168 Sq. Ft.	12/31/13
GoLocal.Biz Office—St. George, UT	Leased	1,860 Sq. Ft.	Month to Month
Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KOZL are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WAWV—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site (3)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site (9)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio (10)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio (6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KAMC—Lubbock, TX
Office-Studio (7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio (8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site—Mohawk	Leased	48 Sq. Ft.	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW-Evansville, IN
Office-Studio (11)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

Corporate Office-Westlake, OH	Leased	640 Sq. Ft.	12/31/13

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WAWV are owned by WTWO.
(3)	The office space, studio and tower used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.
(9)	The tower/transmitter used by KRBC is owned by KTAB.
(10)	The office space and studio used by KTVE are owned by KARD.
(11)	The office space and studio used by WTVW are owned by WEHT.

Item 3.                      Legal Proceedings

From time to time, Nexstar and Mission are involved in litigation that arises from the ordinary course of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these legal proceedings, Nexstar and Mission believe the resulting liabilities would not have a material adverse effect on Nexstar’s or Mission’s financial condition, results of operations or cash flows.

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:
	High	Low
1st Quarter 2010	$4.99	$3.81
2nd Quarter 2010	$7.56	$4.35
3rd Quarter 2010	$5.75	$3.64
4th Quarter 2010	$6.05	$4.25
1st Quarter 2011	$8.69	$4.59
2nd Quarter 2011	$9.26	$6.40
3rd Quarter 2011	$10.28	$5.53
4th Quarter 2011	$9.60	$6.33

We had the following shares outstanding of common stock held by stockholders of record as of March 12, 2012:

	Shares Outstanding	Stockholders of Record
Common—Class A	15,387,131	46(1)
Common—Class B	13,411,588	3

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 1,000 stockholders.

Our senior secured credit agreement prohibits us from paying more than an aggregate of $5.0 million in dividends to stockholders over the term of the agreement. We have not paid and do not expect to pay any dividends or distribution on our common stock for the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securitiesreflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,771,000	$4.05	628,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,771,000	$4.05	628,000

For a more detailed description of our option plans and grants, we refer you to Note 12 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2006 through December 31, 2011 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies:  Gray Television, Inc., LIN TV Corp. and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2006. The performance shown is not necessarily indicative of future performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$196.58	$10.99	$87.13	$128.86	$168.66
NASDAQ Composite Index	$100.00	$110.65	$66.42	$96.54	$114.07	$113.17
Peer Group	$100.00	$99.59	$23.03	$44.00	$74.37	$90.51

Item 6.                      Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2011, 2010 and 2009 and balance sheet data as of December 31, 2011 and 2010 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2008 and 2007 and balance sheet data as of December 31, 2009, 2008 and 2007 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008, respectively. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2011	2010	2009	2008	2007
Statement of Operations Data, for the years ended December 31:
Net revenue	$306,491	$313,350	$251,979	$284,919	$266,801
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	81,657	78,322	77,233	78,287	74,128
Selling, general and administrative expenses, excluding depreciation and amortization	105,167	100,891	89,525	90,468	86,773
Restructure Charge	—	—	670	—	—
Non-cash contract termination fees	—	—	191	7,167	—
Impairment of goodwill(1)	—	—	7,360	38,856	—
Impairment of other intangible assets(1)	—	—	8,804	43,539	—
Amortization of broadcast rights	23,389	21,481	25,263	20,423	21,457
Depreciation and amortization	47,824	44,844	45,385	49,153	45,880
Gain on asset exchange	—	(30)	(8,093)	(4,776)	(1,962)
Loss (gain) on asset disposal, net	461	294	(2,560)	(43)	(17)
Income (loss) from operations	47,993	67,548	8,201	(38,155)	40,542
Interest expense	(53,004)	(54,266)	(39,182)	(48,117)	(54,508)
(Loss) gain on extinguishment of debt	(1,155)	(8,356)	18,567	2,897	—
(Loss) income before income taxes	(6,166)	4,926	(12,414)	(83,375)	(13,966)
Income tax (expense) benefit	(5,725)	(6,741)	(200)	5,316	(5,807)
Net loss	$(11,891)	$(1,815)	$(12,614)	$(78,059)	$(19,773)
Net loss per common share, basic and diluted	$(0.42)	$(0.06)	$(0.44)	$(2.75)	$(0.70)
Weighted average common shares outstanding, basic and diluted	28,626	28,434	28,427	28,423	28,401
Balance Sheet data, as of December 31:
Cash and cash equivalents	$7,546	$23,658	$12,752	$15,834	$16,226
Working capital (deficit)	39,619	53,622	36,875	27,391	(11,472)
Net intangible assets and goodwill	335,602	339,040	362,762	390,540	494,092
Total assets	595,034	602,536	619,826	626,587	708,702
Total debt	640,361	643,100	670,374	662,117	681,176
Total stockholders’ deficit	(183,404)	(175,165)	(176,263)	(165,156)	(89,390)
Statement of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$40,340	$59,268	$22,993	$60,648	$36,987
Investing activities	(54,579)	(13,340)	(35,590)	(38,492)	(18,608)
Financing activities	(1,873)	(35,022)	9,515	(22,548)	(13,332)
Capital expenditures, net of proceeds from asset sales	13,316	13,799	18,838	30,687	18,221
Cash payments for broadcast rights	10,149	9,870	9,315	8,239	8,376

(1)
The Company recognized impairment charges on goodwill and FCC licenses during the years ended December 31, 2009 and 2008 and on network affiliation agreements for the year ended December 31, 2008. See Note 5 of our Consolidated Financial Statements for additional information.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As a result of our deemed controlling financial interest in Mission, in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of Mission as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Consolidated Financial Statements for a discussion of our determination that we are required to consolidate Mission’s financial position, results of operations and cash flows under the authoritative guidance for variable interest entities. Therefore, the following discussion of our financial position and results of operations includes Mission’s financial position and results of operations.

Executive Summary

2011 Highlights

•
Net revenue decreased 2.2% during 2011 compared to 2010. Political advertising decreased by $33.0 million, which was partially offset by the acquisitions of WFRV, WJMN and WEHT along with increases in eMedia advertising revenue and retransmission compensation.

•
On July 1, 2011, we acquired the assets of WFRV and WJMN, the CBS affiliates serving the Green Bay, Wisconsin and Marquette, Michigan markets, respectively, from an affiliate of Liberty Media Corporation for $19.1 million in cash and the issuance of 334,292 shares of our Class A common stock, valued at $2.4 million. The cash consideration was funded by borrowing from the revolver under our senior secured credit facility.

•
On December 1, 2011, we acquired the assets of WEHT, the ABC affiliate serving the Evansville, Indiana market, from Gilmore Broadcasting Corporation for $20.3 million in cash, funded with cash on hand and borrowings from our senior secured credit agreement. In addition, on December 1, 2011, Nexstar sold the FCC licenses, broadcast rights and related liabilities and certain equipment of WTVW to Mission for $6.7 million in cash and entered into local service agreements with Mission for WTVW, similar to Nexstar’s existing local service arrangements with Mission.

•
We and Mission renewed our affiliation agreements with ABC through June 2017 for all nine of the Company’s ABC stations. Additionally, Mission signed an agreement with ABC for affiliation of its station in Terre Haute, Indiana. The Terre Haute station, previously the FOX affiliate WFXW, launched with ABC on September 1, 2011 as WAWV.

•
On July 1, 2011, WTVW, the Evansville, Indiana station, launched LOCAL 7, an independent station. WTVW’s FOX affiliation agreement terminated on June 30, 2011. On August 1, 2011, WFFT, our Ft. Wayne, Indiana owned and operated station, launched WFFT LOCAL, an independent station. WFFT’s FOX affiliation agreement terminated on July 31, 2011. On September 1, 2011, KSFX, our Springfield, Missouri owned and operated station, launched OZARKS LOCAL, an independent station, with the call letters KOZL. KSFX’s FOX affiliation agreement terminated on August 31, 2011. We and Mission renewed our affiliation agreements with FOX through December 2013 for all 9 of the Company’s remaining FOX affiliate stations.

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

•
On January 3, 2012, Four Points sold their stations to Sinclair Broadcast Group. We served Four Points’ seven stations in four markets through a management services agreement, which comprised our management fee revenue. The management services agreement terminated upon the closing of the sale. On January 3, 2012, we received a payment of $6.7 million which included our management incentive fee earned for the year ended December 31, 2011 and a contract termination fee of $1.9 million, which will be recognized in the first quarter of 2012.

•	In April 2011, we amended our senior secured credit facility, adding $50 million to our term loan, which was used to repurchase various outstanding notes, as discussed below.

•
During 2011, we and Mission made various borrowings of our revolving loans in our senior secured credit facilities, primarily related to acquisitions. During 2011, we also made payments on such revolving loans, funded through operating cash flow. The Company’s net borrowing of revolving loans for the year was $24.3 million.

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

Overview of Operations

We owned and operated 36 television stations as of December 31, 2011. Through various local service agreements, we programmed or provided sales and other services to 19 additional television stations and four digital multicast channels, including 17 television stations and four digital multicast channels owned and operated by Mission as of December 31, 2011. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2011 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE and WTVW

(1)
We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)
We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. Each SSA allows the our station in the market to provide services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. Each JSA permits us to sell the station’s advertising time and retain a percentage of the station’s net advertising revenue, as described in the JSAs.

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements expire on various dates between 2012 and 2021 and are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

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

The operating revenue of our stations is derived primarily from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2011 and 2010, revenue generated from local broadcast advertising represented 73.4% and 73.7%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the stations during specified time periods, including prime time. NBC and CBS compensate some of the stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with ABC, FOX, MyNetworkTV, The CW and Bounce TV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS, ABC and FOX, network compensation is being eliminated and many of the networks are now seeking cash payments from their affiliates.

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The assets are amortized using the straight-line method over the license period or period of usage, whichever ends earlier. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the same amortization period as the asset as barter revenue.

Our primary operating expenses consist of commissions on advertising revenue, employee compensation and benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2011 was not an election year, we are reporting significantly less political advertising revenue in 2011 compared to 2010, which is consistent with our expectations.

Debt Transactions

On April 15, 2011, we entered into the Fourth Amendment to our Fourth Amended and Restated Credit Agreement. The amendment expanded our Term Loan B by $50.0 million to $149.5 million, allowed the proceeds of the credit facility to be used to refinance our existing notes and retained our incremental term loan capacity of $100.0 million. The net proceeds of the additional Term Loan B funding were used to redeem the remaining balance of the 11.375% Notes, for additional repurchases of outstanding notes and for general corporate purposes. The additional $50.0 million Term Loan B was funded on May 15, 2011.

On July 29, 2011, we entered into the Fifth Amendment to our Fourth Amended and Restated Credit Agreement and Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations’ network affiliation agreements with major networks and lowered the maximum consolidated Nexstar Broadcasting and Mission total leverage ratio to 7.50 to 1.00 through December 30, 2012 and 6.50 to 1.00 thereafter.

On July 1, 2011, we borrowed $19.3 million of our revolving loan in our senior secured credit facility in connection with the acquisition of the assets of WFRV and WJMN. On December 1, 2011, we borrowed $13.3 million of our revolving loan in our senior secured credit facility in connection with the acquisition of the assets of WEHT and Mission borrowed $6.7 million of its revolving loan in its senior secured credit facility in connection with the acquisition of the FCC license, broadcast rights and related liabilities, and certain equipment of WTVW from Nexstar. Throughout 2011, Nexstar made various net repayments on its revolving loans, resulting in a consolidated revolving loan balance of $24.3 million as of December 31, 2011.

On January 15, 2011, Nexstar Holdings redeemed, on a pro rata basis, $12.5 million of its 11.375% Notes. Nexstar Holdings also repurchased $0.2 million outstanding 11.375% Notes in January 2011. Both transactions were priced at approximately 102%. On May 16, 2011, Nexstar Holdings redeemed the remaining $33.2 million balance of its 11.375% Notes at the redemption price of 100.0%. These transactions resulted in a loss on extinguishment of debt of $0.7 million.

In the year ended December 31, 2011, Nexstar Broadcasting repurchased an aggregate of $24.2 million of its outstanding 7% PIK Notes at prices from 97.75% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.3 million.

In the year ended December 31, 2011, Nexstar Broadcasting repurchased an aggregate of $7.5 million of its outstanding 7% Notes at prices from 98.25% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.2 million.

Throughout 2011, we and Mission each paid the contractual maturities under our senior secured credit facilities, for a total payment of $1.4 million.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Local	$181,569	57.3	$173,901	52.9	$157,429	60.6
National	65,728	20.8	61,995	18.8	55,052	21.2
Political	6,326	2.0	39,318	12.0	5,949	2.3
Retransmission compensation(1)	37,393	11.8	29,911	9.1	24,252	9.3
eMedia revenue	16,224	5.1	13,821	4.2	11,687	4.5
Network compensation	987	0.3	2,050	0.6	2,136	0.8
Management fee	6,189	2.0	5,674	1.7	1,758	0.7
Other	2,307	0.7	2,270	0.7	1,644	0.6
Total gross revenue	316,723	100.0	328,940	100.0	259,907	100.0
Less: Agency commissions	(31,689)	(10.0)	(35,317)	(10.7)	(27,328)	(10.5)
Net broadcast revenue	285,034	90.0	293,623	89.3	232,579	89.5
Trade and barter revenue	21,457		19,727		19,400
Net revenue	$306,491		$313,350		$251,979

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

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 and the components as a percentage of net revenue (dollars in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Net revenue	$306,491	100.0	$313,350	100.0	$251,979	100.0
Operating expenses (income):
Corporate expenses	19,780	6.4	19,890	6.3	18,561	7.4
Station direct operating expenses, net of trade	73,829	24.1	70,674	22.6	70,549	28.0
Selling, general and administrative expenses	85,387	27.9	81,001	25.8	70,964	28.2
Impairment of goodwill	—	—	—	—	7,360	2.9
Impairment of other intangible assets	—	—	—	—	8,804	3.5
Restructure charge	—	—	—	—	670	0.3
Non-cash contract termination fees	—	—	—	—	191	0.1
Gain on asset exchange	—	—	(30)	—	(8,093)	(3.2)
Loss (gain) on asset disposal, net	461	0.2	294	0.1	(2,560)	(1.0)
Trade and barter expense	21,270	6.9	19,602	6.3	18,699	7.4
Depreciation and amortization	47,824	15.6	44,844	14.3	45,385	18.0
Amortization of broadcast rights, excluding barter	9,947	3.2	9,527	3.0	13,248	5.3
Income from operations	$47,993		$67,548		$8,201

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Gross local advertising revenue was $181.6 million for the year ended December 31, 2011, compared to $173.9 million for the same period in 2010, an increase of $7.7 million, or 4.4%, of which $5.1 million related to acquired stations. Gross national advertising revenue was $65.7 million for the year ended December 31, 2011, compared to $62.0 million for the same period in 2010, an increase of $3.7 million, or 6.0%, of which $2.2 million related to acquired stations. Excluding acquisitions, gross local and national advertising revenue increased by $4.1 million. The increase primarily related to increases in advertising from automotive of $3.3 million, department and retail stores of $1.6 million, school and instruction of $0.9 million and insurance of $0.8 million for the year, which was offset by a decrease in advertising from media (radio, television, cable and newspapers) of $0.8 million, telecom of $0.8 million and grocery stores of $0.8 million for the year. The increase in automotive was primarily driven by increases in domestic manufacturers and dealers, particularly Ford and GM, and was partially offset by decreases in foreign manufacturers, most notably Toyota. The increase in department and retail stores was primarily driven by increases in local retailers as well as BonTon, Walmart and Shoe Carnival. The increase in school and instruction advertising was primarily driven by increases in vocational schools, both from existing and new customers.

Gross political advertising revenue was $6.3 million for the year ended December 31, 2011, compared to $39.3 million for the same period in 2010, a decrease of $33.0 million, or 83.9%, as expected since 2011 is not an election year. The current year political revenue primarily related to a special congressional election in Rochester, New York, Wisconsin gubernatorial and state senate recalls and issue and political action spending.

Retransmission compensation was $37.4 million for the year ended December 31, 2011, compared to $29.9 million for the same period in 2010, an increase of $7.5 million, or 25.0%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber during the year, which is consistent with industry-wide trends, and additional revenue from WFRV, WJMN and WEHT of $1.0 million.

eMedia revenue, representing web-based advertising revenue generated at our stations, was $16.2 million for the year ended December 31, 2011, compared to $13.8 million for the same period in 2010, an increase of $2.4 million or 17.4%. The increase in eMedia revenue is attributable to the introduction of new service offerings and increased penetration of our customer base through eMedia sales efforts.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, remained consistent at $19.8 million for the year ended December 31, 2011, compared to $19.9 million for the year ended December 31, 2010. Corporate expenses decreased due to the 2010 recognition of $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010 (see Note 12 to the Consolidated Financial Statements), which was offset by an increase of $1.4 million in legal and professional fees associated primarily with our acquisitions, strategic alternatives and our antitrust lawsuit.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $159.2 million for the year ended December 31, 2011, compared to $151.7 million for the same period in 2010, an increase of $7.5 million, or 5.0%. The increase in station expenses was primarily attributed to $5.3 million in station expenses of newly acquired WFRV, WJMN and WEHT and an increase of $1.7 million in employee health care costs, principally due to some large claims during the year.

Amortization of broadcast rights, excluding barter, was $9.9 million for the year ended December 31, 2011, compared to $9.5 million for the same period in 2010, an increase of $0.4 million, or 4.4%. The increase was primarily due to the station acquisitions of $1.3 million, which was partially offset by a decrease due to the termination of syndication of The Oprah Winfrey Show.

Amortization of intangible assets was $26.0 million for the year ended December 31, 2011, compared to $23.7 million for the same period in 2010, an increase of $2.2 million or 9.5%. The increase was due to incremental amortization on our FOX affiliate stations with agreements terminating in 2011, as well as the amortization of newly acquired intangibles.

Depreciation of property and equipment was $21.8 million for the year ended December 31, 2011, compared to $21.1 million for the same period in 2010, an increase of $0.7 million, or 3.5%.

Interest Expense, net

Interest expense, net, was $53.0 million for the year ended December 31, 2011, compared to $54.3 million for the same period in 2010, a decrease of $1.3 million, or 2.3%. The decrease in interest expense was primarily attributed to the buyback of notes with higher interest rates, financed with our senior secured credit facility, as well as an overall reduction in debt.

Loss on Extinguishment of Debt

In 2011, the Company recognized $1.2 million of loss on extinguishment of debt, including $0.7 million related to the repurchases of the 11.375% Notes, $0.2 million related to the repurchases of the 7% Notes and $0.3 million related to the repurchases of the 7% PIK Notes.

Income Taxes

Income tax expense was $5.7 million for the year ended December 31, 2011, compared to $6.7 million for the same period in 2010, a decrease of $1.0 million. Our provision for income taxes is primarily created by an increase in the deferred tax liability position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes.

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

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $19.9 million for the year ended December 31, 2010, compared to $18.6 million for the year ended December 31, 2009, an increase of $1.3 million, or 7.2%. The increase was primarily attributed to the recognition of $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010 (see Note 12 to the Consolidated Financial Statements for more details related to the stock option repricing), $4.3 million in bonus payments and $0.4 million for the reinstatement of our 401(k) match, partially offset by the elimination of 2009 costs of $2.9 million in professional fees associated with the 7% PIK Notes exchange offer in March 2009.

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

Interest Expense, net

Interest expense, net was $54.3 million for the year ended December 31, 2010, compared to $39.2 million for the same period in 2009, an increase of $15.0 million, or 38.3%. The increase in interest expense was primarily attributed to the higher interest rate of the $325.0 million 8.875% senior secured second lien notes due 2017 (“8.875% Notes”) compared to the senior secured credit facilities.

Loss on Extinguishment of Debt

In 2010, the Company recognized $8.4 million of loss on extinguishment of debt, including $6.0 million related to the amendments of Nexstar’s and Mission’s senior secured credit facilities, $2.6 million related to the repurchases and complete retirement of the senior subordinated PIK notes due 2014 and $0.2 million related to the repurchases of the 11.375% Notes, offset by gains of $0.4 million related to the repurchases of the 7% Notes and 7% PIK Notes.

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

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the Nexstar and Mission senior credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its existing senior secured credit facility. We will continue to evaluate the best use of Nexstar’s operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$40,340	$59,268	$22,993
Net cash used in investing activities	(54,579)	(13,340)	(35,590)
Net cash (used in) provided by financing activities	(1,873)	(35,022)	9,515
Net (decrease) increase in cash and cash equivalents	$(16,112)	$10,906	$(3,082)
Cash paid for interest	$51,088	$46,928	$29,215
Cash paid for income taxes, net	$474	$397	$523

	As of December 31,
	2011	2010
Cash and cash equivalents	$7,546	$23,658
Long-term debt including current portion	$640,361	$643,100
Unused commitments under senior secured credit facilities(1)	$50,700	$75,000

(1)
Based on covenant calculations, as of December 31, 2011, all of the $50.7 million of total unused revolving loan commitments under the Nexstar and Mission credit facilities were available for borrowing.

Cash Flows—Operating Activities

Net cash provided by operating activities decreased by $18.9 million during the year ended December 31, 2011 compared to the same period in 2010. The decrease was primarily due to our overall decrease in net broadcast revenue, excluding the impact of the decrease in deferred revenue, of $5.2 million, a decrease of $4.7 million resulting from the timing of collections of accounts receivable, an increase of $4.2 million in cash paid for interest and an increase in station expenses of $7.5 million, which was partially offset by the timing of payments to our vendors of $2.0 million. The increase in cash paid for interest was primarily due to the conversion of the 7% PIK Notes to cash interest payments during 2011, with a payment of $3.9 million during the year.

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

Cash Flows—Investing Activities

Net cash used in investing activities increased by $41.2 million during the year ended December 31, 2011 compared to the same period in 2010. Capital expenditures were fairly consistent at $13.4 million for the year ended December 31, 2011, compared to $13.8 million for the year ended December 31, 2010. Additionally, we paid an aggregate of $41.4 million for the acquisitions of WFRV, WJMN, GoLocal.Biz and WEHT. There were no acquisitions in 2010.

Net cash used in investing activities decreased by $22.3 million during the year ended December 31, 2010 compared to the same period in 2009. Capital expenditures were $13.8 million for the year ended December 31, 2010, compared to $19.0 million for the year ended December 31, 2009. The decrease was primarily attributable to the completion of the digital conversions in 2009 and early 2010.

Cash Flows—Financing Activities

Net cash used in financing activities decreased by $33.1 million during the year ended December 31, 2011 compared to the same period in 2010, primarily due to a decrease in net debt payments during the year, due to our acquisition activity.

During 2011, Nexstar added $50.0 million to its term loan, used to repurchase various outstanding notes, and borrowed $40.4 million of revolving loans, primarily related to the acquisitions, both under the Nexstar senior secured credit agreement. Nexstar repaid $22.8 million throughout the year of the revolving loans, using cash on hand. The outstanding balance of the 11.375% Notes of $45.9 million, $7.3 million of outstanding 7% Notes and $21.2 million of outstanding 7% PIK Notes were repurchased during the year, from the proceeds of the term loan borrowing and cash on hand, all amounts net of amounts paid related to accrued PIK interest and original issue discount. Mission borrowed $6.7 million of revolving loans under the Mission senior secured credit facility, related to the acquisition of WTVW.

Net cash from financing activities decreased by $44.5 million during the year ended December 31, 2010 compared to the same period in 2009, primarily due to an increase in debt payments during the year, partially offset by the net proceeds of the issuance of the 8.875% Notes.

During 2010, Nexstar and Mission paid a total of $299.2 million on Nexstar’s and Mission’s senior secured credit facilities. The outstanding balance of the senior subordinated PIK notes due 2014 was repurchased in various transactions throughout the year for $35.0 million, excluding amounts related to accrued PIK interest and original issue discount. Additionally, throughout 2010, Nexstar completed repurchases of $5.9 million of the 7% PIK Notes, $2.4 million of the 7% Notes and $2.3 million of the 11.375% Notes, all net of amounts related to accrued PIK interest and original issue discount.

Although our senior secured credit facility limits, but does not prohibit, the payment of cash dividends to common stockholders, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2011, Nexstar and Mission had total combined debt of $640.4 million, which represented 140.1% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the aggregate amount of principal indebtedness scheduled to mature in the following years as of December 31, 2011 (in thousands):

	Total	2012	2013-2014	2015-2016	Thereafter
Nexstar senior secured credit facility	$127,310	$1,110	$19,820	$106,380	$—
Mission senior secured credit facility	45,115	390	7,480	37,245	—
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	37,912	—	37,912	—	—
7% senior subordinated PIK notes due 2014	112,593	—	112,593	—	—
	$647,930	$1,500	$177,805	$143,625	$325,000

We make semi-annual interest payments on our 8.875% Notes in April and October and on both our 7% Notes and our 7% PIK notes in January and July. Interest payments on our and Mission’s senior credit facilities are generally paid every one to three months, based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 7% Notes, the 7% PIK Notes and the 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we will be able to maintain compliance with all covenants contained in the credit agreement governing our senior secured facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2011.

No Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2012	2013-2014	2015-2016	Thereafter
Nexstar senior secured credit facility	$127,310	$1,110	$19,820	$106,380	$—
Mission senior secured credit facility	45,115	390	7,480	37,245	—
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	37,912	—	37,912	—	—
7% senior subordinated PIK notes due 2014	112,593	—	112,593	—	—
Cash interest on debt	221,836	48,099	89,289	70,026	14,422
Broadcast rights current cash commitments(1)	10,754	6,284	4,216	254	—
Broadcast rights future cash commitments	5,759	814	3,255	1,566	124
Executive employee contracts(2)	17,720	7,874	8,268	1,578	—
Operating lease obligations	52,502	4,845	9,238	8,767	29,652
Total contractual cash obligations	$956,501	$69,416	$292,071	$225,816	$369,198

(1)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2011 in the amount of $17.1 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2011, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, retransmission revenue, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Consolidation of Mission and Variable Interest Entities

We regularly evaluate our contractual arrangements with our local service agreements and other arrangements where we may have variable interests to determine whether we are the primary beneficiary of a variable interest entity (“VIE”). Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Accounting rules expand the definition of controlling financial interest to include factors other than equity ownership and voting rights.

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

Mission is included in our Consolidated Financial Statements because we are deemed to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements we have with the Mission stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These purchase options expire on various dates between 2012 and 2021 and we expect them to be renewed upon expiration.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $335.6 million, or 56.4%, of our total assets as of December 31, 2011. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a market-by-market basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

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

We test network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

We completed our annual test for impairment of goodwill and FCC licenses tested for impairment as of December 31, 2011 and 2010, resulting in no need for impairment charges. All of the fair values of our reporting units and FCC licenses tested for impairment exceeded their book values by a margin of at least 10%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2011	2010
Market growth rates	0 – 5.9%	(0.2) – 5.5%
Operating profit margins – FCC licenses	11.5 – 33.7%	11.5 – 33.7%
Operating profit margins – goodwill	20.0 – 38.7%	21.6 – 40.2%
Discount rate	10.0%	10.0%
Tax rate	34.0 – 40.6%	35.2 – 40.6%
Capitalization rate	7.3 – 9.0%	7.3 – 8.0%

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $1.3 million and $2.1 million as of December 31, 2011 and 2010, respectively.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2011, the carrying amounts of our current broadcast rights were $16.3 million and non-current broadcast rights were $9.4 million.

Retransmission Revenue

We earn revenues from local cable providers, satellite services and MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us periodically, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $13.5 million, $12.0 million and $12.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Trade revenue of $8.0 million, $7.7 million and $7.4 million was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. We incurred trade and barter expense of $21.3 million, $19.6 million and $18.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Stock Option Expense Recognition

We recognize the expense related to our stock options based on their grant date fair value over the period that the employee is required to provide services, to the extent the awards vest. We apply an estimated forfeiture rate assumption to adjust compensation cost for the effect of those employees that are not expected to complete the requisite service period and will forfeit unvested options. We base the forfeiture rate assumption on our historical experience of award forfeitures, adjusted for certain events that are not expected to recur during the vesting period of our outstanding options.

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

The interest rate on the term loan borrowings under the senior credit facilities was 5.0% as of December 31, 2011 and the interest rate on the revolver loans was 4.3%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) or 50 basis points (one-half of a percentage point) from its December 31, 2011 level would increase our annual interest expense and decrease our cash flow from operations by $1.1 million or $0.2 million, respectively, based on the outstanding balance of our credit facilities as of December 31, 2011. Conversely, a decrease in LIBOR by 100 or 50 basis points would decrease our annual interest expense and increase our cash flow from operations by $0.1 million. Our 8.875% Notes, our 7% Notes and our 7% PIK Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Nexstar’s management, with the participation of its President and Chief Executive Officer along with its Chief Financial Officer, conducted an evaluation as of the end of the period covered by this annual report of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2011, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

We have excluded WFRV, WJMN, GoLocal.Biz and WEHT from our assessment of internal control over financial reporting as of December 31, 2011, because they were acquired in purchase business combinations in 2011. These acquired businesses represented collectively 1.8% of our consolidated total assets and 3.0% of our consolidated total net revenues as of and for the year ended December 31, 2011.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors and Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 20 to the Consolidated Financial Statements filed as part of this report.

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
Thomas E. Carter
Chief Financial Officer

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2012.

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
Lisbeth McNabb

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Broadcasting Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries at December 31 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in  Management’s Report on Internal Control over Financial Reporting, management has excluded WFRV, WJMN, GoLocal.Biz and WEHT from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011. We have also excluded WFRV, WJMN, GoLocal.Biz and WEHT from our audit of internal control over financial reporting. WFRV, WJMN, GoLocal.Biz and WEHT are wholly owned subsidiaries whose total assets and total revenues represent collectively 1.8% and 3.0% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2012

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,546	$23,658
Accounts receivable, net of allowance for doubtful accounts of $1,313 and $2,075, respectively	71,279	63,501
Current portion of broadcast rights	16,290	18,056
Prepaid expenses and other current assets	1,734	2,001
Total current assets	96,849	107,216
Property and equipment, net	146,613	137,036
Broadcast rights	9,351	11,749
Goodwill	112,575	109,059
FCC licenses	119,569	105,548
FCC licenses of Mission	21,939	21,939
Other intangible assets, net	81,519	102,494
Other noncurrent assets, net	6,619	7,495
Total assets	$595,034	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,500	$1,000
Current portion of broadcast rights payable	13,534	15,290
Accounts payable	9,175	10,372
Accrued expenses	13,223	8,536
Taxes payable	402	380
Interest payable	10,868	9,270
Deferred revenue	2,196	2,803
Other liabilities of Mission	5,201	4,857
Other liabilities	1,131	1,086
Total current liabilities	57,230	53,594
Debt	638,861	642,100
Broadcast rights payable	8,435	10,884
Deferred tax liabilities	40,278	36,230
Deferred revenue	428	889
Deferred gain on sale of assets	1,999	2,495
Deferred representation fee incentive	4,345	4,963
Other liabilities of Mission	18,729	17,539
Other liabilities	8,133	9,007
Total liabilities	778,438	777,701
Commitments and contingencies

Stockholders’ deficit:
Preferred stock—$0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2011 and 2010	—	—
Class A Common stock—$0.01 par value, 100,000,000 shares authorized; 15,387,131 and 15,038,839 shares issued and outstanding at December 31, 2011 and 2010, respectively	154	150
Class B Common stock—$0.01 par value, 20,000,000 shares authorized; 13,411,588 issued and outstanding at each of December 31, 2011 and 2010	134	134
Class C Common stock—$0.01 par value, authorized 5,000,000 shares; none issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	406,654	403,006
Accumulated deficit	(590,346)	(578,455)
Total stockholders’ deficit	(183,404)	(175,165)
Total liabilities and stockholders’ deficit	$595,034	$602,536

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net revenue	$306,491	$313,350	$251,979
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	81,657	78,322	77,233
Selling, general, and administrative expenses, excluding depreciation and amortization	105,167	100,891	89,525
Restructure charge	—	—	670
Non-cash contract termination fees	—	—	191
Impairment of goodwill	—	—	7,360
Impairment of other intangible assets	—	—	8,804
Amortization of broadcast rights	23,389	21,481	25,263
Amortization of intangible assets	25,979	23,732	23,705
Depreciation	21,845	21,112	21,680
Gain on asset exchange	—	(30)	(8,093)
Loss (gain) on asset disposal, net	461	294	(2,560)
Total operating expenses	258,498	245,802	243,778
Income from operations	47,993	67,548	8,201
Interest expense, net	(53,004)	(54,266)	(39,182)
(Loss) gain on extinguishment of debt	(1,155)	(8,356)	18,567
(Loss) income before income taxes	(6,166)	4,926	(12,414)
Income tax expense	(5,725)	(6,741)	(200)
Net loss	$(11,891)	$(1,815)	$(12,614)
Net loss per common share:
Basic and diluted	$(0.42)	$(0.06)	$(0.44)
Weighted average number of common shares outstanding:
Basic and diluted	28,626	28,434	28,427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Years Ended December 31, 2011
(in thousands, except share information)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2008	—	$—	15,013,839	$150	13,411,588	$134	—	$—	$398,586	$(564,026)	$(165,156)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,494	—	1,494
Exercise of stock options	—	—	5,000	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	(12,614)	(12,614)
Balance as of December 31, 2009	—	—	15,018,839	150	13,411,588	134	—	—	400,093	(576,640)	(176,263)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,827	—	2,827
Exercise of stock options	—	—	20,000	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Balance as of December 31, 2010	—	—	15,038,839	150	13,411,588	134	—	—	403,006	(578,455)	(175,165)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,162	—	1,162
Exercise of stock options	—	—	14,000	1	—	—	—	—	66	—	67
Issuance of stock for station acquisition	—	—	334,292	3	—	—	—	—	2,420	—	2,423
Net loss	—	—	—	—	—	—	—	—	—	(11,891)	(11,891)
Balance as of December 31, 2011	—	$—	15,387,131	$154	13,411,588	$134	—	$—	$406,654	$(590,346)	$(183,404)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(11,891)	$(1,815)	$(12,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	5,218	6,260	(216)
Provision for bad debts	2,376	2,805	1,159
Depreciation of property and equipment	21,845	21,112	21,680
Amortization of intangible assets	25,979	23,732	23,705
Amortization of debt financing costs	1,715	2,119	1,483
Amortization of broadcast rights, excluding barter	9,947	9,527	13,248
Payments for broadcast rights	(10,149)	(9,870)	(9,315)
Impairment of goodwill and intangible assets	—	—	16,164
Amortization of deferred representation fee incentive	(618)	(620)	(611)
Gain on asset exchange	—	(30)	(8,093)
Loss (gain) on asset disposal, net	461	294	(2,560)
Payment-in-kind interest accrued to debt	21	896	5,201
Loss (gain) on extinguishment of debt	1,155	8,356	(18,567)
PIK interest paid upon debt extinguishment	(215)	(7,047)	—
Issue discount paid upon debt extinguishment	(3,126)	(3,242)	—
Premium on debt extinguishments, net	(254)	(1,430)	—
Deferred gain recognition	(436)	(437)	(436)
Amortization of debt discount	1,741	9,771	7,033
Stock-based compensation expense	1,162	2,827	1,494
Non-cash contract termination	—	—	191
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,177)	(3,446)	(10,420)
Prepaid expenses and other current assets	625	(141)	(542)
Other noncurrent assets	781	11	279
Accounts payable and accrued expenses	1,823	(130)	(764)
Taxes payable	22	73	(131)
Interest payable	1,598	4,645	(3,966)
Deferred revenue	(1,068)	(4,030)	943
Other liabilities of Mission	679	(547)	(1,544)
Other noncurrent liabilities	(874)	(375)	192
Net cash provided by operating activities	40,340	59,268	22,993
Cash flows from investing activities:
Purchases of property and equipment	(13,349)	(13,799)	(19,028)
Proceeds from sale of assets	33	—	190
Proceeds from insurance on casualty loss	89	459	4,004
Payments for acquisitions	(41,352)	—	(20,756)
Net cash used in investing activities	(54,579)	(13,340)	(35,590)
Cash flows from financing activities:
Repayments of long-term debt	(98,507)	(344,811)	(21,446)
Proceeds from issuance of long-term debt	97,100	316,839	54,000
Proceeds from exercise of stock options	67	86	13
Payments for debt financing costs	(533)	(4,406)	(5,375)
Consideration paid for debt extinguishments	—	(2,730)	(17,677)
Net cash (used in) provided by financing activities	(1,873)	(35,022)	9,515
Net (decrease) increase in cash and cash equivalents	(16,112)	10,906	(3,082)
Cash and cash equivalents at beginning of year	23,658	12,752	15,834
Cash and cash equivalents at end of year	$7,546	$23,658	$12,752
Supplemental information:
Interest paid	$51,088	$46,928	$29,215
Income taxes paid, net	$474	$397	$523
Non-cash investing and financing activities:
Accrued debt financing costs	$30	$—	$—
Accrued purchases of property and equipment	$1,674	$950	$793
Purchases of property and equipment through trade	$484	$635	$—
Issuance of Class A common stock in connection with acquisition	$2,423	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2011, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 55 television stations and 11 digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 32 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin and Michigan. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (11 stations), FOX (11 stations), MyNetworkTV (5 stations and one digital multi-cast channel), The CW (2 stations), and Bounce TV (10 digital multi-cast channels) and three are independent. The stations reach approximately 10.6 million viewers or 9.3% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 19 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and its subsidiaries. Also included in the Consolidated Financial Statements are the accounts of the independently-owned variable interest entity (“VIE”), Mission (Nexstar and Mission are collectively referred to as the “Company”). Where the assets of Mission are not available to be used to settle the obligations of Nexstar, they are presented as the assets of Mission on the Consolidated Balance Sheets. Conversely, where the creditors of Mission do not have recourse to the general credit of Nexstar, the related liabilities are presented as the liabilities of Mission on the Consolidated Balance Sheets. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

During 2011, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), a wholly-owned subsidiary of Nexstar, redeemed the balance of its 11.375% senior discount notes due 2013 (“11.375% Notes”) by a redemption of $12.5 million in January 2011, a repurchase of $0.2 million in January 2011 and a redemption of the remaining balance of $33.2 million in May 2011. Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned indirect subsidiary of Nexstar, repurchased additional outstanding notes during 2011, including $7.5 million of 7% senior subordinated notes due 2014 (“7% Notes”) and $24.2 million of 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”).

Additionally, in April 2011, Nexstar Broadcasting entered into an amendment to its senior secured credit facility. The amendment provided $50.0 million additional funding, which was used for the May redemption of the 11.375% Notes, repurchases of additional outstanding notes and general corporate purposes. See Note 8 for more details related to this amendment. Additionally, throughout 2011, Nexstar Broadcasting borrowed a net $17.6 million from its revolving loan in its senior secured credit facility in connection with acquisitions (See Note 3) and Mission borrowed $6.7 million in connection with its acquisition of WTVW (See Note 3). Thoughout 2011, the Company repaid scheduled maturities on its senior secured credit facilities. See Note 8 for more details related to these debt transactions.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under accounting principles generally accepted in the United States of America ("U.S. GAAP") to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 8), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements expire on various dates between 2012 and 2021. The Company expects these option agreements, if unexercised, will be renewed upon expiration. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 17 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2011:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE and WTVW

(1)
Nexstar has a time brokerage agreement (“TBA”) with each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission, based on the station’s monthly operating expenses.

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

Nexstar’s ability to receive cash from Mission is governed by these local service agreements. Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

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

In 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the owner of WYZZ, the FOX affiliate in Peoria, Illinois. In 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the owner of WUHF, the FOX affiliate in Rochester, New York. Under the outsourcing agreements, Nexstar provides certain engineering, production, sales and administrative services for WYZZ and WUHF through WMBD and WROC, the Nexstar television stations in the respective markets. During the term of the outsourcing agreements, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ and of WROC and WUHF, as defined in the agreements, which both expire December 31, 2013.

In 2006, upon Nexstar’s acquisition of WLYH, the CW affiliate in Harrisburg, Pennsylvania, Nexstar became party to a TBA with Newport Television License, LLC (“Newport”). Under the TBA, Nexstar allows WHP, Newport’s CBS affiliate in Harrisburg, to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015.

Nexstar has determined that it has variable interests in WYZZ, WUHF and WHP. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. As of December 31, 2011, Nexstar had a balance in accounts payable to Sinclair for fees under these arrangements of $0.7 million and receivables for advertising aired on these two stations of $2.7 million. Sinclair fees incurred under these arrangements of $5.6 million, $6.2 million and $3.1 million were included in direct operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively. Nexstar received payments from Newport under the TBA of $50 thousand, which were included in the Consolidated Statements of Operations for each of the years ended December 31, 2011, 2010 and 2009.

Nexstar has also determined that it has a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owns and operates seven individual stations in four markets. Under this agreement, Nexstar managed the stations for Four Points but did not have ultimate control over the policies or operations of the stations. Nexstar has evaluated the business arrangement with Four Points and concluded that Nexstar is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar does not consolidate Four Points’ financial results into its own. As of December 31, 2011, Nexstar had a balance in accounts receivable for management fees from Four Points of $4.8 million, of which $4.2 million relates to incentive fees for meeting certain financial targets. As of December 31, 2011, Nexstar owed Four Points for retransmission revenue it collected on Four Points behalf of $0.2 million, which was recorded as an accrued expense. Nexstar must indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement. For this reason, the maximum exposure to loss as a result of this agreement with Four Points is not determinable. In September 2011, Four Points entered into a definitive agreement to sell their stations to Sinclair and Nexstar began transitioning duties to Sinclair. The sale closed on January 3, 2012, terminating the management services agreement, whereby Nexstar received a payment of $6.7 million, including the outstanding accounts receivable balance of $4.8 million and a contract termination fee of $1.9 million.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation, including the presentation of certain Mission assets and liabilities separately from the assets and liabilities of Nexstar, including the sale of WTVW to Mission, as discussed in Note 3. These reclassifications had no effect on net loss or stockholders' deficit as previously reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability and useful lives of intangible assets and the fair value of non-monetary asset exchanges. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to its customers for advertising broadcast on its stations or placed on its websites or for retransmission consent from cable or satellite operators. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, as well as the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of advertising. Total revenue includes cash and barter advertising revenue, net of agency commissions, retransmission compensation, network compensation and other broadcast related revenues:

•
Advertising revenue is recognized, net of agency commissions, in the period during which the commercial is broadcast on its stations or shown on its websites. Any amounts paid by customers but not earned by the balance sheet date are recorded in deferred revenue.

•	Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers.

•	Other revenues, which include the production of client advertising, are recognized in the period during which the services are provided.

•
Network compensation is either recognized when the Company’s station broadcasts specific network programming based upon a negotiated hourly-rate, or on a straight-line basis based upon the total negotiated compensation to be received by the Company over the term of the agreement. Some of our network agreements included payments received at the beginning of the contract, which are recorded as deferred revenue until earned.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $13.5 million, $12.0 million and $12.0 million of barter revenue and barter expense for the years ended December 31, 2011, 2010 and 2009, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $8.0 million, $7.7 million and $7.4 million of trade revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $7.8 million, $7.6 million and $6.7 million of trade expense for the years ended December 31, 2011, 2010 and 2009, respectively, which was included in direct operating expenses in the Company’s Consolidated Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: (1) the cost of each program is known or reasonably determinable, (2) the license period has begun, (3) the program material has been accepted in accordance with the license agreement, and (4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company records amortization of the broadcast rights such that they equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to amortize the remaining value of the related broadcast rights on an accelerated basis or possibly immediately.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years (see Note 4).

Intangible Assets

Intangible assets consist primarily of goodwill, representing the excess of the purchase price of acquired businesses over the fair values of net assets acquired on the acquisition date, and broadcast licenses (“FCC licenses”) and network affiliation agreements, recorded at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years.

The Company aggregates its stations by market (“reporting unit”) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. The impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2011 and 2010, debt financing costs of $5.0 million and $6.8 million, respectively, were included in other noncurrent assets.

Comprehensive Loss

Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders’ deficit. During the years ended December 31, 2011, 2010 and 2009, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive loss does not differ from reported net loss.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $1.9 million, $1.7 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which the majority was recognized in trade expense.

Financial Instruments

The Company utilizes the following categories to classify the valuation methodologies for fair values of financial assets and liabilities:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of December 31, 2011 and 2010, the Company had $0.1 million and $17.2 million, respectively, invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. See Note 8 for fair value disclosures related to the Company’s debt.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 12. The Company calculates the grant-date fair value of employee stock options using the Black-Scholes model and recognizes this amount into selling, general and administrative expense over the vesting period of the options.

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

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share excludes the impact of dilutive potential common shares outstanding arising from stock options outstanding during the period calculated using the treasury stock method, as any such potential common shares would be anti-dilutive to the income of a stockholder. Options were outstanding to purchase the following weighted-average shares of Nexstar’s Class A common stock for the years ended December 31:
	2011	2010	2009
Options with a potentially dilutive effect	1,452,422	648,979	181,359
Out-of-the-money and other anti-dilutive options	2,325,309	3,105,029	3,541,578
Total options	3,777,731	3,754,008	3,722,937

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update is effective for the Company beginning on January 1, 2012. The Company does not believe the implementation of this standard will have an impact on its financial position or results of operations.

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

3. Acquisitions

In 2011, Nexstar acquired the following: WFRV, the CBS affiliate for the Green Bay-Appleton, Wisconsin market; WJMN, the CBS affiliate for the Marquette, Michigan market and operated out of the WFRV offices; GoLocal.Biz, an Internet technology provider to Nexstar’s eMedia websites; and WEHT, the ABC affiliate for the Evansville, Indiana market. Additionally, concurrent with the WEHT acquisition, Nexstar sold WTVW, an independent station for the Evansville, Indiana market, to Mission and signed local service agreements with Mission for certain operations of WTVW. The 2011 acquisitions are immaterial, both individually and in aggregate, therefore pro forma information has not been provided for these acquisitions.

In 2009, Nexstar acquired the following: WCWJ, The CW affiliate for the Jacksonville, Florida market and KARZ, the MyNetworkTV affiliate for the Little Rock-Pine Bluff, Arkansas market.

The Consolidated Financial Statements include the operating results of each business from the date of acquisition.

WFRV and WJMN

On July 1, 2011, Nexstar Broadcasting acquired the assets of WFRV and WJMN from an affiliate of Liberty Media Corporation for $21.5 million. This acquisition allows the Company entrance into these markets. The purchase consideration is comprised of $19.1 million of cash, borrowed under Nexstar Broadcasting’s senior secured credit facility, and the issuance of 334,292 unregistered shares of Nexstar Class A common stock, valued at $2.4 million. Transaction costs relating to this acquisition, including legal and professional fees and travel, of $0.1 million were expensed as incurred.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreement acquired will be amortized over 15 years.

GoLocal.Biz

On July 14, 2011, Nexstar acquired the assets of Internet technology provider GoLocal.Biz for $1.0 million. GoLocal.Biz provides local business directory, coupon, movie and entertainment listings to all of Nexstar’s community portal websites and to other U.S. local market clients. No significant transaction costs were incurred in connection with this acquisition.

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

WEHT and WTVW

On December 1, 2011, Nexstar Broadcasting acquired the assets of WEHT from Gilmore Broadcasting Corporation for $20.3 million in cash, funded with cash on hand and borrowings from its senior secured credit agreement. This acquisition expanded Nexstar’s presence in this market and created a new duopoly market for the Company. Transaction costs relating to this acquisition, including legal and professional fees and travel of $0.1 million were expensed as incurred.

In addition, on December 1, 2011, Nexstar sold the FCC license, the broadcast rights and related liabilities and certain equipment of WTVW to Mission for $6.7 million in cash and entered into local service agreements with Mission for WTVW, similar to Nexstar’s other local service arrangements with Mission. Mission funded the acquisition cost with borrowings from its senior secured credit agreement. As Mission is consolidated into the Company for financial reporting purposes as discussed in Note 2, Mission recorded the net assets acquired at historical book values, rather than at fair values. The acquisition of WTVW by Mission was deemed to be a change in the reporting entity of Mission, thus the historical results of Mission have been presented as if WTVW was owned and operated by Mission as of the earliest period presented. All effects of the sale between Nexstar and Mission have been eliminated in consolidation.

The fair values of the assets acquired and liabilities assumed in the WEHT acquisition are as follows (in thousands):

Accounts receivable, net	$1,929
Broadcast rights	958
Property and equipment	7,907
FCC license	5,343
Network affiliation agreement	2,077
Other intangibles	234
Goodwill	2,891
Other assets	216
Total assets acquired	21,555
Less: Broadcast rights payable	(958)
Less: Accounts payable and accrued expenses	(310)
Net assets acquired	$20,287

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC license are deductible for tax purposes. The intangible asset related to the network affiliation agreement acquired will be amortized over 15 years.

WCWJ

On May 1, 2009, Nexstar acquired the assets of WCWJ for $18.0 million (base) subject to working capital adjustments. Nexstar viewed this acquisition as an opportunity to leverage its management expertise and increase profitability of the station by overlaying Nexstar’s existing retransmission compensation contracts and incorporating the Company’s cost reduction strategies. Cash available on hand was used to make a $1.0 million down payment in February 2009 and the remaining $16.2 million (net of working capital adjustment) was paid upon closing. Transaction costs such as legal, accounting, valuation and other professional services of $0.3 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$1,310
Current portion of broadcast rights	2,078
Prepaids and other current assets	28
Property and equipment	4,172
Long-term portion of broadcast rights	3,371
FCC license	8,561
Goodwill	96
Other intangible assets	70
Total assets acquired	19,686
Less: current portion of broadcast rights payable	(808)
Less: accounts payable	(177)
Less: accrued expenses	(50)
Less: long-term portion of broadcast rights payable	(1,495)
Net assets acquired	$17,156

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

KARZ

On March 12, 2009, Nexstar acquired substantially all of the assets of KARZ (formerly KWBF) for $4.0 million. The acquisition gave Nexstar an opportunity to further utilize existing retransmission compensation contracts and also to achieve duopoly synergies within the Little Rock market. In accordance with the purchase agreement, Nexstar made a down payment of $0.4 million in 2008. The remaining $3.6 million was paid from available cash on hand. Transaction costs such as legal, accounting, valuation and other professional services of $0.1 million were expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current portion of broadcast rights	$263
Property and equipment	878
Long-term portion of broadcast rights	379
FCC license	2,673
Goodwill	335
Total assets acquired	4,528
Less: current portion of broadcast rights payable	(262)
Less: long-term portion of broadcast rights payable	(266)
Net assets acquired	$4,000

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

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of WCWJ and KARZ had occurred on January 1, 2009, for the year ended December 31 (in thousands):

2009
Net revenue	$254,819
Loss before income taxes	(12,580)
Net loss	(12,780)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated useful life, in years	2011	2010
Buildings and building improvements	39	$39,118	$36,178
Land and land improvements	N/A-39	7,862	6,809
Leasehold improvements	term of lease	2,773	2,752
Studio and transmission equipment	5-15	218,041	206,337
Office equipment and furniture	3-7	25,605	23,900
Vehicles	5	11,390	10,750
Construction in progress	N/A	6,654	3,003
		311,443	289,729
Less: accumulated depreciation		(164,830)	(152,693)
Property and equipment, net		$146,613	$137,036

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

In 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain as of December 31, 2011 and 2010 was $4.1 million and $4.5 million, respectively, including $1.6 million and $1.7 million, repectively, in other liabilities of Mission and $0.4 million in current liabilities as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, included in net property and equipment is $3.0 million and $3.5 million, respectively, of costs related to the purchase of traffic software. The asset is being amortized over 10 years, based on the life of the contract. As of December 31, 2011 and 2010, the current portion of the liability associated with this contract of $0.4 million and $0.4 million, respectively, is included in other current liabilities and the long-term portion of $3.2 million and $3.7 million, respectively, is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2011			2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$326,567	$(247,725)	$78,842	$344,662	$(244,712)	$99,950
Other definite-lived intangible assets	1-15	14,521	(11,844)	2,677	13,464	(10,920)	2,544
Other intangible assets		$341,088	$(259,569)	$81,519	$358,126	$(255,632)	$102,494

The Company’s annual impairment tests of goodwill and FCC licenses performed as of December 31, 2011 and 2010 resulted in no impairment charge being recognized. No events or circumstances were noted leading management to conclude that impairment testing should be performed during 2011 or 2010 on the intangible assets subject to amortization.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2011 (in thousands):

2012	$22,072
2013	16,910
2014	10,845
2015	9,457
2016	5,699
Thereafter	16,536
$81,519

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2009	$155,275	$(46,216)	$109,059	$177,689	$(50,202)	$127,487
Activity	—	—	—	—	—	—
Balance as of December 31, 2010	155,275	(46,216)	109,059	177,689	(50,202)	127,487
Acquisition of WFRV/WJMN	439	—	439	8,678	—	8,678
Acquisition of GoLocal.Biz	186	—	186	—	—	—
Acquisition of WEHT	2,891	—	2,891	5,343	—	5,343
Balance as of December 31, 2011	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508

6. Restructure Charge

In February 2009, Nexstar began regionalizing certain accounting and traffic functions. As a result, 93 employees were notified they would be terminated at various points in time through the end of May 2009. These employees were offered termination benefits that aggregated to $0.7 million. To receive any of the termination payments, the employees had to remain employed through their respective termination dates, as specified in the termination agreement. The Company recognized these costs ratably over the period of time between the notice of termination and the termination date.

7. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2011	2010
Compensation and related taxes	$5,676	$3,195
Sales commissions	1,547	1,426
Employee benefits	977	719
Property taxes	699	344
Other accruals related to operating expenses	4,324	2,852
	$13,223	$8,536

8. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2011	2010
Term loans	$148,125	$99,500
Revolving loans	24,300	—
8.875% Senior secured second lien notes due 2017, net of discount of $6,638 and $7,564	318,362	317,436
7% Senior subordinated notes due 2014, net of discount of $396 and $684	37,516	44,761
7% Senior subordinated PIK notes due 2014, net of discount of $535 and $1,310	112,058	135,496
11.375% Senior discount notes due 2013	—	45,907
	640,361	643,100
Less: current portion	(1,500)	(1,000)
	$638,861	$642,100

 2011 Transactions

On April 15, 2011, Nexstar Broadcasting entered into the Fourth Amendment to its Fourth Amended and Restated Credit Agreement. The amendment expands Nexstar Broadcasting’s Term Loan B by $50.0 million to $149.5 million, allows the proceeds of the credit facility to be used to refinance the existing notes held by Nexstar Broadcasting and Nexstar Holdings and retains its incremental term loan capacity of $100.0 million. The amendment also provides for payment of normal and customary fees and expenses. The net proceeds of the additional Term Loan B funding were used to redeem the remaining balance of the 11.375% Notes, for additional repurchases of outstanding notes and for general corporate purposes. The additional $50.0 million Term Loan B was funded on May 15, 2011.

On July 29, 2011, Nexstar Broadcasting entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement (as amended, the “Nexstar Credit Agreement”) and Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement (as amended, the “Mission Credit Agreement”). The amendments, among other things, removed as an event of default the termination of more than three stations’ network affiliation agreements with major networks and lowered the maximum consolidated Nexstar Broadcasting and Mission total leverage ratio to 7.50 to 1.00 through December 30, 2012 and 6.50 to 1.00 thereafter.

On July 1, 2011, Nexstar borrowed $19.3 million of its revolving loan in its senior secured credit facility in connection with the acquisition of WFRV and WJMN in Green Bay, Wisconsin and Marquette, Michigan, respectively. On December 1, 2011, Nexstar borrowed $13.3 million of its revolving loan in its senior secured credit facility in connection with the acquisition of WEHT in Evansville, Indiana and Mission borrowed $6.7 million of its revolving loan in its senior secured credit facility in connection with the acquisition of WTVW from Nexstar. See Note 3 for more details on the acquisitions. Throughout 2011, Nexstar made various net repayments on its revolving loans, resulting in a consolidated revolving loan balance of $24.3 million as of December 31, 2011.

On January 15, 2011, Nexstar Holdings redeemed, on a pro rata basis, $12.5 million of its 11.375% Notes. Nexstar Holdings also repurchased $0.2 million outstanding 11.375% Notes in January 2011. Both transactions were priced at approximately 102%. On May 16, 2011, Nexstar Holdings redeemed the remaining $33.2 million balance of its 11.375% Notes at the redemption price of 100.0%. These transactions resulted in a loss on extinguishment of debt of $0.7 million.

In the year ended December 31, 2011, Nexstar Broadcasting repurchased an aggregate of $24.2 million of its outstanding 7% PIK Notes at prices from 97.75% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.3 million.

In the year ended December 31, 2011, Nexstar Broadcasting repurchased an aggregate of $7.5 million of its outstanding 7% Notes at prices from 98.25% to 100.5%. These repurchases resulted in a loss on extinguishment of debt of $0.2 million.

Throughout 2011, Nexstar Broadcasting and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $1.4 million.

The Nexstar Senior Secured Credit Facility

The Nexstar Broadcasting senior secured credit facility (the “Nexstar Facility”) consists of a Term Loan B and a $65.0 million revolving loan. As of December 31, 2011 and 2010, Nexstar had $109.7 million and $60.7 million, respectively, outstanding under its Term Loan B and $17.6 million and no amounts, respectively, outstanding under revolving loans.

The Term Loan B, which matures in September 2016, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. During the year ended December 31, 2011, Nexstar Broadcasting repaid scheduled maturities of $1.0 million of Term Loan B. During the year ended December 31, 2010, repayments of Nexstar Broadcasting’s Term Loan B totaled $95.6 million including $92.4 million paid on April 19, 2010 in connection with an amendment to the credit facility and $3.2 million of scheduled maturities and a mandatory excess cash flow payment in the first quarter of 2010 as required under the terms of the previous credit facilities.

Interest rates are selected at Nexstar Broadcasting’s option and the applicable margin is adjusted quarterly as defined in the Nexstar Credit Agreement. The interest rate of Nexstar’s Term Loan B was 5.0% as of each of December 31, 2011 and 2010 and the interest rate on Nexstar’s revolving loans was 4.3% as of December 31, 2011. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar Broadcasting is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum.

Among other things, the Nexstar Facility prohibits Nexstar from paying more than an aggregate of $5.0 million in dividends to stockholders over the term of the Nexstar Credit Agreement.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $10.0 million revolving loan. As of December 31, 2011 and 2010, Mission had $38.4 million and $38.8 million, respectively, outstanding under its Term Loan B and $6.7 million and no amounts, respectively, revolving loans outstanding.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. During the year ended December 31, 2011, Mission repaid scheduled maturities of $0.4 million of Term Loan B. During the year ended December 31, 2010, Mission repaid $126.6 million of its Term Loan B, including $126.0 million paid on April 19, 2010 in connection with an amendment to the credit facility and $0.6 million of scheduled maturities. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the Mission Credit Agreement. The interest rate of Mission’s Term Loan B was 5.0% as of each of December 31, 2011 and 2010 and the interest rate on Mission’s revolving loans was 4.3% as of December 31, 2011.

Unused Commitments and Borrowing Availability

Nexstar Broadcasting and Mission had $50.7 million of total unused revolving loan commitments under their respective credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2011. Nexstar Broadcasting’s ability to access funds under the Nexstar Facility depends, in part, on its compliance with certain financial covenants.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Nexstar Broadcasting and Mission, as co-issuers, completed the issuance and sale of $325.0 million senior secured second lien notes due 2017 (the “8.875% Notes”). The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year.

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

The Company incurred $1.9 million in professional fees related to the transaction, which were capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the 8.875% Notes.

7% Senior Subordinated Notes and 7% Senior Subordinated PIK Notes

On December 30, 2003, Nexstar Broadcasting issued $125.0 million of 7% Notes at par. The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 7% Notes are redeemable on or after January 15, 2009, at declining premiums. The proceeds of the offering were used to finance an acquisition.

On April 1, 2005, Nexstar Broadcasting issued an additional $75.0 million of 7% Notes at a price of 98.01%. Proceeds obtained under the offering were net of a $1.1 million payment provided to investors purchasing the notes which was included as a component of the discount.

In March 2009, Nexstar Broadcasting completed the exchange of $143.6 million of its outstanding $191.5 million of 7% Notes in exchange for (i) $142.3 million of Nexstar Broadcasting’s 7% PIK Notes, to be guaranteed by each of the existing guarantors to the 7% Notes and (ii) cash. The 7% PIK Notes mature on January 15, 2014, unless earlier redeemed or repurchased. The 7% PIK Notes are general unsecured senior subordinated obligations subordinated to all of Nexstar Broadcasting’s senior debt. Nexstar Broadcasting pays interest on the 7% PIK Notes on January 15 and July 15 of each year, commencing on July 15, 2009. From the date of issuance through January 15, 2011, Nexstar Broadcasting paid interest on the 7% PIK Notes entirely by issuing additional 7% PIK Notes (the “PIK Interest”). PIK Interest accrued on the 7% PIK Notes at a rate per annum equal to 0.5%, calculated on a semi-annual bond equivalent basis. From and after January 15, 2011, all 7% PIK Notes (including those received as PIK Interest) accrue interest in cash at a rate of 7% per annum, payable semi-annually in cash on each January 15 and July 15, commencing on July 15, 2011. The effective interest rate on the 7% Notes and the 7% PIK Notes approximates the stated interest rate. Total cash consideration paid to tendering bondholders was $17.7 million. The exchange transaction was accounted for as a modification of existing debt. The Company incurred $2.9 million in fees related to the transaction, including banking, legal and accounting fees, which were charged to selling, general and administrative expenses.

In the year ended December 31, 2011, Nexstar Broadcasting repurchased an aggregate of $7.5 million of its outstanding 7% Notes at prices from 98.25% to 100.5%, resulting in a net loss on extinguishment of debt of $0.2 million. In the year ended December 31, 2010, Nexstar Broadcasting repurchased an aggregate of $3.4 million of its outstanding 7% Notes at prices from  93% to 99%.

In the year ended December 31, 2011, Nexstar Broadcasting repurchased an aggregate of $24.2 million of its outstanding 7% PIK Notes at prices from 97.75% to 100.5%, resulting in a net loss on extinguishment of debt of $0.3 million. In the year ended December 31, 2010, Nexstar Broadcasting repurchased an aggregate of $6.7 million of its outstanding 7% PIK Notes at prices from 88.8% to 90.25%, resulting in a net gain on extinguishment of debt of $0.4 million.

11.375% Senior Discount Notes

On March 27, 2003, Nexstar Holdings issued $130.0 million principal amount at maturity of 11.375% Notes at a price of 57.442%. The effective interest rate on the 11.375% Notes approximates the stated interest rate. The 11.375% Notes mature on April 1, 2013. The 11.375% Notes began accruing cash interest on April 1, 2008 with payments due every six months in arrears on April 1 and October 1.

The 11.375% Notes are general unsecured senior obligations effectively subordinated to the Nexstar Facility and are structurally subordinated to the 7% Notes and 7% PIK Notes.

On January 15, 2011, Nexstar Holdings redeemed, on a pro rata basis, $12.5 million of its 11.375% Notes. Nexstar Holdings also repurchased $0.2 million outstanding 11.375% Notes in January 2011. Both transactions were priced at approximately 102%. On May 16, 2011, Nexstar Holdings redeemed the remaining $33.2 million balance of its 11.375% Notes at the redemption price of 100.0%. These transactions resulted in a net loss on extinguishment of debt of $0.7 million. In November 2010, Nexstar Holdings repurchased $4.1 million of the 11.375% Notes at 103%, resulting in a loss of $0.2 million.

Guarantee of Senior Subordinated Notes

Nexstar has executed full and unconditional guarantees, subject to certain customary release provisions, with respect to the 7% Notes, the 7% PIK Notes and the 8.875% Notes, each issued by Nexstar Broadcasting. Mission is also a guarantor of the 7% Notes and 7% PIK Notes.

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

In consideration of Nexstar’s guarantee of the Mission Facility, Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar Credit Agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 7.50 to 1.00 at December 31, 2011, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The Mission Credit Agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2011, the Company was in compliance with all of its covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of Nexstar’s and Mission’s debt were as follows, as of December 31 (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$148,125	$146,430	$99,500	$99,500
Revolving loans(1)	24,300	24,171	—	—
8.875% Senior secured second lien notes(2)	318,362	321,750	317,436	345,313
7% Senior subordinated notes(2)	37,516	37,154	44,761	44,309
7% Senior subordinated PIK notes(2)	112,058	110,341	135,496	129,966
11.375% Senior discount notes(2)	—	—	45,907	46,538

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

Debt Maturities

As of December 31, 2011, scheduled maturities of Nexstar’s and Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2012	$1,500
2013	25,800
2014	152,005
2015	1,500
2016	142,125
Thereafter	325,000
$647,930

9. Contract Termination

On March 31, 2008, Nexstar signed a ten year agreement for national sales representation with two units of Katz Television Group, a subsidiary of Katz Media Group (“Katz”), transferring 24 stations in 14 of its markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”). Nexstar, Blair, Petry and Katz entered into a termination and mutual release agreement under which Blair agreed to release Nexstar from its future contractual obligations in exchange for payments totaling $8.0 million. Katz is making the payments on behalf of Nexstar as an inducement for Nexstar to enter into the long-term contract with Katz. A liability of $7.2 million, representing the present value of the payments Katz is making to Blair, was recorded and is bein recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz. Effective May 1, 2009, Nexstar signed another agreement to transfer the remaining Nexstar stations to Katz and its related companies. Moving these contracts resulted in Nexstar cancelling multiple contracts with Blair. As a result, Blair sued the Company for additional termination fees. Katz indemnified the Company for all expenses related to the settlement and defense of this lawsuit. The lawsuit was settled effective May 7, 2010. Termination of these contracts resulted in an additional liability of $0.2 million, which is being recognized over the remaining contract term with Katz.

As of December 31, 2011 and 2010, $0.7 million of this liability was included in other current liabilities and $4.3 million and $5.0 million, respectively, was included in deferred representation fee incentive in the accompanying Consolidated Balance Sheets. The Company recognized $0.8 million of these incentives as a reduction of selling, general and administrative expense for each of the years ended December 31, 2011, 2010 and 2009, respectively.

10. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following, as of December 31 (in thousands):

	2011	2010
Deferred rent	$4,029	$4,405
Software agreement obligation	3,238	3,698
Other	866	904
	$8,133	$9,007

11. Common Stock

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

The Common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of Preferred Stock, on an equal per share basis. The Nexstar Facility prohibits Nexstar from paying more than an aggregate of $5.0 million in dividends to stockholders over the term of the Nexstar Credit Agreement.

12. Stock-Based Compensation Plans

Stock Option Repricing

In 2010, Nexstar repriced outstanding stock options with an exercise price of $5.00 or more to a new exercise price equal to the closing price of the stock on the repricing date of $4.56 per share. The repricing impacted options to purchase 1,970,000 shares of Class A common stock, held by 34 employees. The total incremental cost of the repricing was calculated to be $1.8 million, which represents the incremental fair value of the modified awards. Of the $1.8 million total incremental cost, $1.6 million was recognized and included in selling, general and administrative expense during the year ended December 31, 2010. The remaining incremental cost is being recognized over the remaining vesting period of the affected options. The weighted-average assumptions used in the Black-Scholes calculations for the before and after modification valuations on May 27, 2010 were as follows:

	Before Modification	After Modification
Expected volatility	129.48%	126.86%
Risk-free interest rates	1.17%	1.30%
Expected term	2.66 years	2.97 years
Dividend yields	0%	0%
Fair value per share	$4.36	$5.29

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The fair value of the awards, less estimated forfeitures, is recognized ratably over their respective vesting periods. Nexstar granted no options during the year ended December 31, 2011. The assumptions used in calculating the fair values of options granted during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Expected volatility	89.9 – 97.0%	81.9 – 84.0%
Risk-free interest rates	2.1 – 2.7%	2.7 – 3.1%
Expected life	6 – 7 years	6 years
Dividend yields	None	None
Weighted-average fair value per share of options granted	$3.83	$0.61

The expected volatility assumptions used for stock options grants were based on Nexstar’s historical volatility rates over a period approximating the expected life of the options. During the year ended December 31, 2009, historical rates were combined with the volatilities of peer companies in the television broadcasting industry, due to Nexstar’s limited history of publicly traded shares. The expected term assumption is calculated utilizing Nexstar’s historical exercise and post-vesting cancellation experience combined with expectations developed over outstanding options. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

The Company recognized stock-based compensation expense of $1.2 million, $2.8 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The expense recognized in the year ended December 31, 2010 includes the expense for the repricing. The Company does not currently recognize a tax benefit resulting from compensation costs expensed in the Consolidated Statements of Operations because the Company provides a valuation allowance against the deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit. As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted-average period of 2.3 years.

Stock-Based Compensation Plans

Nexstar has two stock-based employee compensation plans: the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”) (collectively, the “Equity Plans”), which provide for the issuance of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees of Nexstar or consultants. A maximum of 1,500,000 shares and 3,000,000 of Nexstar’s Class A common stock can be issued under the 2006 Plan and 2003 Plan, respectively. As of December 31, 2011, a total of 457,000 and 171,000 shares were available for future grant under the 2006 Plan and 2003 Plan, respectively.

As of December 31, 2011, options to purchase 3,771,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. Nexstar issues new shares of its Class A common stock when options are exercised.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2011:

		Outstanding Options				Non-Vested Options
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)	Shares	Weighted- Average Grant-Date Fair Value
Options as of December 31, 2010	628,000	3,785,000	$4.05			1,038,000	$2.63
Granted	—	—	—			—	—
Exercised	—	(14,000)	$4.75			—	—
Vested	—	—	—			(395,000)	2.97
Forfeited/cancelled	—	—	—			—	—
Options as of December 31, 2011	628,000	3,771,000	$4.05	4.7	$14,289	643,000	$2.43
Exercisable as of December 31, 2011		3,128,000	$4.32	4.1	$11,001
Fully vested and expected to vest as of December 31, 2011		3,748,752	$4.06	4.7	$14,176

(1)
Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $7.84 on December 31, 2011, and the exercise price multiplied by the number of options outstanding.

For the years ended December 31, 2011, 2010 and 2009, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $41 thousand, $27 thousand and $5 thousand, respectively. For the years ended December 31, 2011, 2010 and 2009, the aggregate fair value of options vested during the year was $1.2 million, $1.2 million and $1.7 million, respectively.

13. Gain on Casualty Loss

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

14. Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in thousands):

	2011	2010	2009
Current tax expense:
Federal	$—	$—	$—
State	508	481	413
	508	481	413
Deferred tax expense (benefit):
Federal	4,343	5,205	(209)
State	874	1,055	(4)
	5,217	6,260	(213)
Income tax expense	$5,725	$6,741	$200

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss (income) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2011	2010	2009
Income tax (benefit) expense at 35% statutory federal rate	$(2,158)	$1,724	$(4,345)
Change in valuation allowance	7,487	3,412	3,873
State and local taxes, net of federal benefit	153	1,209	(482)
Nondeductible goodwill impairment	—	—	262
Other permanent differences	243	396	892
Income tax expense	$5,725	$6,741	$200

The components of the net deferred tax liability were as follows, as of December 31 (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$167,881	$161,189
Other intangible assets	3,578	4,489
Deferred revenue	1,283	1,827
Deferred gain on sale of assets	1,591	1,764
Other	12,232	12,012
Total deferred tax assets	186,565	181,281
Valuation allowance	(177,464)	(171,747)
Net deferred tax assets	9,101	9,534
Deferred tax liabilities:
Property and equipment	(8,529)	(8,942)
Goodwill	(16,580)	(14,299)
FCC licenses	(33,297)	(30,380)
Total deferred tax liabilities	(58,406)	(53,621)
Net deferred tax liability	$(49,305)	$(44,087)

The net deferred tax liability is recorded in the following accounts on the Consolidated Balance Sheets, as of December 31 (in thousands):
	2011	2010
Prepaid expenses and other current assets	$15	$15
Other noncurrent assets, net	558	577
Deferred tax liabilities	(40,278)	(36,230)
Other liabilities of Mission	(9,600)	(8,449)
Net deferred tax liability	$(49,305)	$(44,087)

The provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets before valuation allowance primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it does not believe they are more likely than not to be realized through future taxable earnings.

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Gross unrecognized tax benefits as of the beginning of the year	$3,677	$3,677	$3,677
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Gross unrecognized tax benefits as of December 31	$3,677	$3,677	$3,677

If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2011, 2010 and 2009, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2007. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased by $5.7 million and $2.2 million for the years ended December 31, 2011 and 2010, respectively, primarily related to the generation of current year net operating losses, the benefit of which may not be realized.

As of December 31, 2011, the Company has NOLs available of $463.5 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2031 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, with low power and television translator stations operating on channels 52-69 being required to cease operation on those channels by December 31, 2011. The Company holds three low power analog station licenses and 13 analog television translator station licenses, three of which, although they were required to cease analog operations by December 31, 2011, have been granted temporary authority to continue analog operations until March 30, 2012, with the remainder to transition to digital operations by September 1, 2015.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/ broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI was intended to assist the FCC in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were due on March 5, 2012 and reply comments are due in April 2012.  The Company cannot predict what rules the FCC will adopt or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses, whether to permit two television stations to share a single 6 megahertz channel and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct incentive auctions whereby spectrum holders, including television broadcasters, could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

16. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2011 (in thousands):

2012	$814
2013	1,889
2014	1,366
2015	1,260
2016	306
Thereafter	124
$5,759

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $5.5 million, $6.3 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2011 (in thousands):

2012	$4,845
2013	4,842
2014	4,396
2015	4,349
2016	4,418
Thereafter	29,652
$52,502

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the borrowings outstanding. As of December 31, 2011, Mission had a maximum commitment of $48.4 million under its senior secured credit facility, of which $45.1 million of debt was outstanding.

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been insignificant and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Collective Bargaining Agreements

As of December 31, 2011, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

17. Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company, each of its 100%, directly or indirectly, owned subsidiaries and its consolidated VIE. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

On December 1, 2011, Nexstar Broadcasting sold WTVW to Mission for $6.7 million (See Note 3). As Mission is consolidated into the Company for financial reporting purposes, Mission recorded the net assets acquired at historical book values, rather than at fair values. The acquisition of WTVW by Mission was deemed to be a change in the reporting entity of Mission, thus the historical results of Mission have been presented as if WTVW was owned and operated by Mission as of the earliest period presented. All effects of the sale between Nexstar and Mission have been eliminated in consolidation.

The Company and its subsidiaries have the following notes outstanding (See Note 8):

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,648	$1,898	$—	$—	$7,546
Due from Mission	—	4,729	—	—	(4,729)	—
Other current assets	—	83,417	5,886	—	—	89,303
Total current assets	—	93,794	7,784	—	(4,729)	96,849
Amounts due from subsidiary eliminated upon consolidation	10,077	—	—	—	(10,077)	—
Amounts due from parents eliminated upon consolidation	—	5,163	—	—	(5,163)	—
Property and equipment, net	—	122,473	24,140	—	—	146,613
Goodwill	—	93,845	18,730	—	—	112,575
FCC licenses	—	119,569	21,939	—	—	141,508
Other intangible assets, net	—	66,243	15,276	—	—	81,519
Other noncurrent assets	—	12,783	3,187	—	—	15,970
Total assets	$10,077	$513,870	$91,056	$—	$(19,969)	$595,034
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$1,110	$390	$—	$—	$1,500
Due to Nexstar Broadcasting	—	—	4,729	—	(4,729)	—
Other current liabilities	—	50,517	11,222	—	(6,009)	55,730
Total current liabilities	—	51,627	16,341	—	(10,738)	57,230
Debt	—	594,136	363,087	—	(318,362)	638,861
Deficiencies in subsidiaries eliminated upon consolidation	210,753	—	—	195,511	(406,264)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	15,240	(15,240)	—
Other noncurrent liabilities	(3)	63,618	18,730	2		82,347
Total liabilities	210,750	709,381	398,158	210,753	(750,604)	778,438
Stockholders’ deficit:
Common stock	288	—	—	—	—	288
Other stockholders’ deficit	(200,961)	(195,511)	(307,102)	(210,753)	730,635	(183,692)
Total stockholders’ deficit	(200,673)	(195,511)	(307,102)	(210,753)	730,635	(183,404)
Total liabilities and stockholders’ deficit	$10,077	$513,870	$91,056	$—	$(19,969)	$595,034

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,409	$1,249	$—	$—	$23,658
Due from Nexstar Broadcasting	—	—	5,579	—	(5,579)	—
Other current assets	—	76,413	7,145	—	—	83,558
Total current assets	—	98,822	13,973	—	(5,579)	107,216
Amounts due from subsidiary eliminated upon consolidation	6,425	—	—	—	(6,425)	—
Amounts due from parents eliminated upon consolidation	—	6,929	—	—	(6,929)	—
Property and equipment, net	—	108,558	28,478	—	—	137,036
Goodwill	—	90,330	18,729	—	—	109,059
FCC licenses	—	105,548	21,939	—	—	127,487
Other intangible assets, net	—	81,687	20,807	—	—	102,494
Other noncurrent assets	—	15,138	3,597	509	—	19,244
Total assets	$6,425	$507,012	$107,523	$509	$(18,933)	$602,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$610	$390	$—	$—	$1,000
Due to Mission	—	5,579	—	—	(5,579)	—
Other current liabilities	—	45,556	11,741	1,306	(6,009)	52,594
Total current liabilities	—	51,745	12,131	1,306	(11,588)	53,594
Debt	—	557,778	355,851	45,907	(317,436)	642,100
Deficiencies in subsidiaries eliminated upon consolidation	225,538	—	—	165,478	(391,016)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	13,354	(13,354)	—
Other noncurrent liabilities	(3)	62,967	19,041	2	—	82,007
Total liabilities	225,535	672,490	387,023	226,047	(733,394)	777,701
Stockholders’ deficit:
Common stock	284	—	—	—	—	284
Other stockholders’ deficit	(219,394)	(165,478)	(279,500)	(225,538)	714,461	(175,449)
Total stockholders’ deficit	(219,110)	(165,478)	(279,500)	(225,538)	714,461	(175,165)
Total liabilities and stockholders’ deficit	$6,425	$507,012	$107,523	$509	$(18,933)	$602,536

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$287,558	$18,933	$—	$—	$306,491
Revenue between consolidated entities	—	7,190	27,800	—	(34,990)	—
Net revenue	—	294,748	46,733	—	(34,990)	306,491
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	73,860	7,797	—	—	81,657
Selling, general, and administrative expenses, excluding depreciation and amortization	—	100,661	4,506	—	—	105,167
Local service agreement fees between consolidated entities	—	27,800	7,190	—	(34,990)	—
Amortization of broadcast rights	—	18,744	4,645	—	—	23,389
Amortization of intangible assets	—	20,448	5,531	—	—	25,979
Depreciation	—	18,702	3,143	—	—	21,845
(Gain) loss on asset disposal, net	—	271	190	—	—	461
Total operating expenses	—	260,486	33,002	—	(34,990)	258,498
Income from operations	—	34,262	13,731	—	—	47,993
Interest expense, net	—	(36,809)	(14,681)	(1,514)	—	(53,004)
Loss on extinguishment of debt	—	(458)	—	(697)	—	(1,155)
Equity in loss of subsidiaries	(10,192)	—	—	(7,981)	18,173	—
Loss before income taxes	(10,192)	(3,005)	(950)	(10,192)	18,173	(6,166)
Income tax expense	—	(4,976)	(749)	—	—	(5,725)
Net loss	$(10,192)	$(7,981)	$(1,699)	$(10,192)	$18,173	$(11,891)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$295,264	$18,086	$—	$—	$313,350
Revenue between consolidated entities	—	7,160	29,878	—	(37,038)	—
Net revenue	—	302,424	47,964	—	(37,038)	313,350
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	70,156	8,166	—	—	78,322
Selling, general, and administrative expenses, excluding depreciation and amortization	—	96,200	4,691	—	—	100,891
Local service agreement fees between consolidated entities	—	29,878	7,160	—	(37,038)	—
Amortization of broadcast rights	—	16,870	4,611	—	—	21,481
Amortization of intangible assets	—	18,402	5,330	—	—	23,732
Depreciation	—	17,792	3,320	—	—	21,112
(Gain) loss on asset exchange		(41)	11	—	—	(30)
Loss on asset disposal, net	—	135	159	—	—	294
Total operating expenses	—	249,392	33,448	—	(37,038)	245,802
Income from operations	—	53,032	14,516	—	—	67,548
Interest expense,net	—	(35,389)	(12,998)	(5,879)	—	(54,266)
Loss on extinguishment of debt	—	(5,760)	(2,432)	(164)	—	(8,356)
Equity in income of subsidiaries	935	—	—	6,978	(7,913)	—
Income (loss) before income taxes	935	11,883	(914)	935	(7,913)	4,926
Income tax expense	—	(4,905)	(1,836)	—	—	(6,741)
Net income (loss)	$935	$6,978	$(2,750)	$935	$(7,913)	$(1,815)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$235,769	$16,210	$—	$—	$251,979
Revenue between consolidated entities	—	7,425	25,435	—	(32,860)	—
Net revenue	—	243,194	41,645	—	(32,860)	251,979
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	68,927	8,306	—	—	77,233
Selling, general, and administrative expenses, excluding depreciation and amortization	—	84,681	4,837	7	—	89,525
Local service agreement fees between consolidated entities	—	25,435	7,425	—	(32,860)	—
Restructure charge	—	670	—	—	—	670
Non-cash contract termination fee	—	191	—	—	—	191
Impairment of goodwill and intangible assets		13,906	2,258	—	—	16,164
Amortization of broadcast rights	—	19,625	5,638	—	—	25,263
Amortization of intangible assets	—	18,375	5,330	—	—	23,705
Depreciation	—	17,618	4,062	—	—	21,680
Gain on asset exchange	—	(5,383)	(2,710)	—	—	(8,093)
(Gain) loss on asset disposal, net	—	(2,588)	28	—	—	(2,560)
Total operating expenses	—	241,457	35,174	7	(32,860)	243,778
Income (loss) from operations	—	1,737	6,471	(7)	—	8,201
Interest expense, net	—	(26,978)	(6,051)	(6,153)	—	(39,182)
Gain on extinguishment of debt	—	565	—	18,002	—	18,567
Equity in loss of subsidiaries	(12,048)	—	—	(23,890)	35,938	—
(Loss) income before income taxes	(12,048)	(24,676)	420	(12,048)	35,938	(12,414)
Income tax benefit (expense)	—	786	(986)	—	—	(200)
Net loss	$(12,048)	$(23,890)	$(566)	$(12,048)	$35,938	$(12,614)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$41,824	$1,524	$(3,008)	$—	$40,340
Cash flows from investing activities:
Purchases of property and equipment	—	(12,836)	(513)	—	—	(13,349)
Proceeds from sale of station	—	6,700	—	—	(6,700)	—
Payments for acquisitions	—	(41,352)	(6,700)	—	6,700	(41,352)
Other investing activities	—	102	20	—	—	122
Net cash used in investing activities	—	(47,386)	(7,193)	—	—	(54,579)
Cash flows from financing activities:
Repayments of long-term debt	—	(52,210)	(390)	(45,907)	—	(98,507)
Proceeds from issuance of long-term debt	—	90,400	6,700	—	—	97,100
Inter-company payments	(67)	(48,848)	—	48,915	—	—
Other financing activities	67	(541)	8	—	—	(466)
Net cash (used in) provided by financing activities	—	(11,199)	6,318	3,008	—	(1,873)
Net increase in cash and cash equivalents	—	(16,761)	649	—	—	(16,112)
Cash and cash equivalents at beginning of year	—	22,409	1,249	—	—	23,658
Cash and cash equivalents at end of year	$—	$5,648	$1,898	$—	$—	$7,546

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$62,506	$4,369	$(7,607)	$—	$59,268
Cash flows from investing activities:
Purchases of property and equipment	—	(13,504)	(295)	—	—	(13,799)
Other investing activities	—	459	—	—	—	459
Net cash used in investing activities	—	(13,045)	(295)	—	—	(13,340)
Cash flows from financing activities:
Repayments of long-term debt	—	(208,915)	(133,555)	(2,341)	—	(344,811)
Proceeds from issuance of long-term debt	—	184,933	131,906	—	—	316,839
Consideration paid for debt extinguishments	—	(1,738)	(992)	—	—	(2,730)
Payments for debt financing costs	—	(3,319)	(1,087)	—	—	(4,406)
Inter-company payments	(86)	(9,862)	—	9,948	—	—
Other financing activities	86	—	—	—	—	86
Net cash (used in) provided by financing activities	—	(38,901)	(3,728)	7,607	—	(35,022)
Net increase in cash and cash equivalents	—	10,560	346	—	—	10,906
Cash and cash equivalents at beginning of year	—	11,849	903	—	—	12,752
Cash and cash equivalents at end of year	$—	$22,409	$1,249	$—	$—	$23,658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$19,376	$4,635	$(1,018)	$—	$22,993
Cash flows from investing activities:
Purchases of property and equipment	—	(17,272)	(1,756)	—	—	(19,028)
Payments for acquisitions	—	(20,756)	—	—	—	(20,756)
Other investing activities	—	4,194	—	—	—	4,194
Net cash used in investing activities	—	(33,834)	(1,756)	—	—	(35,590)
Cash flows from financing activities:
Repayment of long-term debt	—	(10,158)	(1,727)	(9,561)	—	(21,446)
Proceeds from revolver draws	—	54,000	—	—	—	54,000
Consideration paid to bondholders for debt exchange	—	(17,677)	—	—	—	(17,677)
Payments for debt financing costs	—	(3,554)	(1,821)	—	—	(5,375)
Inter-company payments	(13)	(10,566)	—	10,579	—	—
Other financing activities	13	—	—	—	—	13
Net cash provided by (used in) financing activities	—	12,045	(3,548)	1,018	—	9,515
Net decrease in cash and cash equivalents	—	(2,413)	(669)	—	—	(3,082)
Cash and cash equivalents at beginning of year	—	14,262	1,572	—	—	15,834
Cash and cash equivalents at end of year	$—	$11,849	$903	$—	$—	$12,752

18. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. During the years ended December 31, 2011 and 2010, Nexstar contributed $0.6 million and $0.4 million, respectively, to the Nexstar Plan and Mission contributed $16 thousand and $14 thousand, respectively, to the Mission Plan. During the year ended December 31, 2009, neither Nexstar nor Mission made contributions to the Plans.

Under a collective bargaining agreement, the Company contributes three percent of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $27 thousand, $24 thousand and $26 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

19. Unaudited Quarterly Data
	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
	(in thousands, except per share amounts)
Net revenue	$69,945	$75,505	$74,839	$86,202
Income from operations	9,166	12,925	8,268	17,634
(Loss) income before income taxes	(4,886)	(1,191)	(4,801)	4,712
Net (loss) income	(6,312)	(2,584)	(6,259)	3,264
Basic net (loss) income per share	$(0.22)	$(0.09)	$(0.22)	$0.11
Basic weighted average shares outstanding	28,450	28,452	28,799	28,799
Diluted net (loss) income per share	$(0.22)	$(0.09)	$(0.22)	$0.11
Diluted weighted average shares outstanding	28,450	28,452	28,799	30,558

(1)
In the fourth quarter of 2011, the Company recorded a reduction of net revenue of $0.5 million related to adjustments to revenue incorrectly recognized in 2009 that were not material to any previous annual or quarterly period.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)
Net revenue	$68,626	$74,542	$73,126	$97,056
Income from operations	9,824	13,958	12,856	30,910
(Loss) income before income taxes	(2,045)	(7,826)	(1,518)	16,315
Net (loss) income	(3,673)	(9,421)	(2,995)	14,274
Basic net (loss) income per share	$(0.13)	$(0.33)	$(0.11)	$0.50
Basic weighted average shares outstanding	28,430	28,431	28,432	28,444
Diluted net (loss) income per share	$(0.13)	$(0.33)	$(0.11)	$0.49
Diluted weighted average shares outstanding	28,430	28,431	28,432	29,254

 20. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2011	$2,075	$2,376	$(3,138)	$1,313
Year ended December 31, 2010	844	2,805	(1,574)	2,075
Year ended December 31, 2009	832	1,159	(1,147)	844

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
Year ended December 31, 2011	$171,747	$7,721	$(2,004)	$177,464
Year ended December 31, 2010	169,510	2,237	—	171,747
Year ended December 31, 2009	166,783	3,874	(1,147)	169,510

(1)	Increases in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decreases in valuation allowance associated with adjustments to certain deferred tax assets, including net operating losses, and their related allowances.

21. Subsequent Events

On January 3, 2012, Four Points completed the sale of its stations to Sinclair, terminating Nexstar’s management services agreement and funding a contract termination fee of $1.9 million. For more information about the arrangement with Four Points, see Note 2, Variable Interest Entities.

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

4.4
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

4.5
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.6
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.7
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

10.1
Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.2
Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.3
Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.4
Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.5
Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.6
Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)#

10.7
Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)#

10.8
Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.9
Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.10
Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 13, 2011)#

10.11
Amendment to Executive Employment Agreement, dated as of December 5, 2011, by and between Richard Rogala and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 8, 2011)#

10.12
Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc. and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

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

10.20
Amendment to Time Brokerage Agreement, dated as of July 31, 1998,between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Braodcasting, Inc. and Mission Broadcasting, Inc. (WFXP – WJET)*
10.22	Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET)*
10.23
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

10.26	Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE)*
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

10.29
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.30
Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.31
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.32
Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.33
Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

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

10.36
Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.37
Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

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

10.42
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

10.43
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

10.44	Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc.*
10.45	Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW)*
10.46	Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW)*
10.47
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

10.49
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

10.50
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

10.51
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 7% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.52
Guarantee issued by Nexstar Broadcasting Group, Inc. with respect to 11.375% Senior Discount Notes due 2013. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 1, 2004)

10.53
First Amendment and Confirmation (Guarantee Agreement), dated as of April 1, 2005, by and among Nexstar Broadcasting Group, Inc. and Nexstar Finance Holdings, Inc. as Guarantors and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.54
Nexstar First Amendment and Confirmation Agreement to Nexstar Guaranty of Mission Obligations, dated April 1, 2005, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.55
Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.56
First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.57
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.58
Guarantee, dated as of June 30, 2008, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of June 30, 2008 by and between Nexstar Broadcasting, Inc. and The Bank of New York, as amended and supplemented by the Supplemental Indenture referred to above. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 7, 2008)

10.59
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 4.2). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

10.60
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.61
First Amendment, dated as of October 20, 2005, to the Fourth Amended and Restated Credit Agreement, among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A. (as Administrative Agent), UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as Co-Syndication Agents) and several Lenders named therein. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 16, 2006)

10.62
Second Amendment to the Fourth Amended and Restated Credit Agreement dated October 8, 2009, by and among Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Nexstar Broadcasting, Inc., Bank of America, N.A., Banc of America Securities LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 15, 2009)

10.63
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

10.64
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Nexstar Broadcasting, Inc, Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 21, 2011)

10.65
Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Nexstar Broadcasting, Inc, Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 4, 2011)

10.66
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.67
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

10.68
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.69
Third Amendment to the Third Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on August 4, 2011)

14.1
Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2011 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

#	Management contract or compensatory plan or arrangement
*	Filed herewith

E-1