Form 10-K/A
period 2011-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2012-03-16
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of the Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Nexstar Broadcasting Group, Inc. (the “Company”), filed with the Securities and Exchange Commission on March 15, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K using eXtensible Business Reporting Language, which was not included with the Form 10-K, due to a technical error in the submission.

Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way any disclosures made in the Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

By:	/s/ Thomas E. Carter
Thomas E. Carter
Chief Financial Officer
Dated:	March 16, 2012

Exhibit No.	Exhibit Index
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
101
The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2011 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).**

#	Management contract or compensatory plan or arrangement
*	Filed with the Form 10-K
**	Furnished herewith

E-1