Form 10-Q
period 2012-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2012-05-09
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2012, the registrant had 15,449,131 shares of Class A Common Stock and 13,411,588 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,849	$7,546
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $1,313 respectively	64,317	71,279
Current portion of broadcast rights	12,396	16,290
Prepaid expenses and other current assets	1,644	1,734
Total current assets	90,206	96,849
Property and equipment, net	143,662	146,613
Broadcast rights	7,380	9,351
Goodwill	112,575	112,575
FCC licenses	119,569	119,569
FCC licenses of Mission	21,939	21,939
Other intangible assets, net	75,915	81,519
Other noncurrent assets	6,958	6,619
Total assets	$578,204	$595,034
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$1,500	$1,500
Current portion of broadcast rights payable	10,627	13,534
Accounts payable	9,284	9,175
Accrued expenses	10,067	13,223
Taxes payable	500	402
Interest payable	15,442	10,868
Deferred revenue	2,862	2,196
Other liabilities of Mission	4,302	5,201
Other liabilities	1,131	1,131
Total current liabilities	55,715	57,230
Debt	621,238	638,861
Broadcast rights payable	6,726	8,435
Deferred tax liabilities	41,392	40,278
Deferred revenue	338	428
Deferred gain on sale of assets	1,940	1,999
Deferred representation fee incentive	4,190	4,345
Other liabilities of Mission	18,435	18,729
Other liabilities	8,122	8,133
Total liabilities	758,096	778,438
Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2012 and December 31, 2011	—	—
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 15,449,131 and 15,387,131 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	154	154
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 13,411,588 shares issued and outstanding at each of March 31, 2012 and December 31, 2011	134	134
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	407,150	406,654
Accumulated deficit	(587,330)	(590,346)
Total stockholders’ deficit	(179,892)	(183,404)
Total liabilities and stockholders’ deficit	$578,204	$595,034

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenue	$83,642	$69,945
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	22,128	19,103
Selling, general, and administrative expenses, excluding depreciation and amortization	27,128	25,012
Amortization of broadcast rights	5,548	5,587
Amortization of intangible assets	5,604	5,839
Depreciation	5,748	5,230
(Gain) loss on asset disposal, net	(19)	8
Total operating expenses	66,137	60,779
Income from operations	17,505	9,166

Interest expense, net	(12,909)	(13,705)
Loss on extinguishment of debt	—	(347)
Income (loss) before income taxes	4,596	(4,886)
Income tax expense	(1,580)	(1,426)
Net income (loss)	$3,016	$(6,312)
Net income (loss) per common share:
Basic	$0.10	$(0.22)
Diluted	$0.10	$(0.22)
Weighted average number of common shares outstanding:
Basic	28,807	28,450
Diluted	30,639	28,450

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2012
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2011	—	$—	15,387,131	$154	13,411,588	$134	—	$—	$406,654	$(590,346)	$(183,404)
Stock-based compensation expense	—	—	—	—	—	—	—	—	217	—	217
Exercise of stock options	—	—	62,000	—	—	—	—	—	279	—	279
Net income	—	—	—	—	—	—	—	—	—	3,016	3,016
Balance as of March 31, 2012	—	$—	15,449,131	$154	13,411,588	$134	—	$—	$407,150	$(587,330)	$(179,892)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,016	$(6,312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,417	1,276
Provision for bad debts	621	843
Depreciation of property and equipment	5,748	5,230
Amortization of intangible assets	5,604	5,839
Amortization of debt financing costs	425	450
Amortization of broadcast rights, excluding barter	2,111	2,250
Payments for broadcast rights	(2,313)	(2,478)
Payment-in-kind interest accrued to debt	—	21
Loss (gain) on asset disposal, net	(19)	8
Loss on extinguishment of debt	—	347
Premium on debt extinguishment, net	—	(156)
PIK interest paid upon debt extinguishment	—	(33)
Issue discount paid upon debt extinguishment	—	(450)
Deferred gain recognition	(109)	(109)
Amortization of debt discount	352	716
Amortization of deferred representation fee incentive	(155)	(155)
Stock-based compensation expense	217	285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,341	4,326
Prepaid expenses and other current assets	89	(2,296)
Other noncurrent assets	60	(2)
Accounts payable and accrued expenses	(2,437)	244
Taxes payable	98	87
Interest payable	4,574	8,447
Deferred revenue	576	(390)
Other liabilities of Mission	(19)	(95)
Other noncurrent liabilities	(155)	(187)
Net cash provided by operating activities	26,042	17,706
Cash flows from investing activities:
Purchases of property and equipment	(4,076)	(4,168)
Proceeds from disposals of property and equipment	33	18
Net cash used in investing activities	(4,043)	(4,150)
Cash flows from financing activities:
Repayments of long-term debt	(23,975)	(16,398)
Proceeds from issuance of long-term debt	6,000	—
Proceeds from exercise of stock options	279	—
Net cash used in financing activities	(17,696)	(16,398)
Net increase (decrease) in cash and cash equivalents	4,303	(2,842)
Cash and cash equivalents at beginning of period	7,546	23,658
Cash and cash equivalents at end of period	$11,849	$20,816
Supplemental information:
Interest paid	$7,508	$4,515
Income taxes paid, net	$43	$44
Non-cash investing and financing activities:
Accrued debt financing costs	$—	$4
Accrued purchases of property and equipment	$928	$466
Purchases of property and equipment through trade	$153	$95

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2012, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 55 television stations and 11 digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 32 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin and Michigan. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (11 stations), FOX (11 stations), MyNetworkTV (5 stations and one digital multi-cast channel), The CW (2 stations), and Bounce TV (10 digital multi-cast channels) and three are independent. Through various local service agreements, Nexstar provided sales, programming and other services to 19 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 5), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration. As of March 31, 2012, the assets of Mission consisted of current assets of $4.0 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $3.9 million, FCC licenses of $21.9 million, goodwill of $18.7 million, other intangible assets of $14.0 million, property and equipment of $23.5 million and other noncurrent assets of $1.2 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 10 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2012:

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

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcasting Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License, LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.2 million for each of the three months ended March 31, 2012 and 2011. Nexstar has a balance in accounts payable to Sinclair for fees under these arrangements in the amount of $0.6 million as of March 31, 2012. Nexstar also has receivables in the amount of $2.4 million for advertising aired on these two stations. As of December 31, 2011, Nexstar had a balance in accounts payable to Sinclair for fees under these arrangements of $0.7 million and receivables for advertising aired on these two stations of $2.7 million.

Nexstar has also determined that it had a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owned and operated seven individual stations in four markets. Under this agreement, Nexstar managed the stations for Four Points but did not have ultimate control over the policies or operations of the stations. Nexstar had evaluated the business arrangement with Four Points and concluded that Nexstar was not the primary beneficiary of the variable interest because it did not have the ultimate power to direct the activities that most significantly impacted the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar did not consolidate Four Points’ financial results into its own. In September 2011, Four Points entered into a definitive agreement to sell its stations to Sinclair. The sale closed on January 3, 2012, terminating the management services agreement, whereby Nexstar received a payment of $6.7 million, including the outstanding accounts receivable balance of $4.8 million and a contract termination fee of $1.9 million recorded in net revenue. As of March 31, 2012, all amounts due from Four Points had been received.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of March 31, 2012 and December 31, 2011, the Company had $0.1 million invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. See Note 5 for fair value disclosures related to the Company’s debt.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options. The following table shows the amounts used in computing the Company’s diluted shares for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding - basic	28,807	28,450
Effect of dilutive stock options	1,832	—
Weighted average shares outstanding - diluted	30,639	28,450

The Company reported a net loss for the three months ended March 31, 2011 and stock options with potentially dilutive effect were excluded from the diluted shares calculation as the effect would have been anti-dilutive. During the three months ended March 31, 2012 and 2011, the following weighted average options were outstanding (in thousands):

	Three Months Ended March 31,
	2012	2011
Options with a potentially dilutive effect	3,655	3,105
Out-of-the-money and other anti-dilutive options	105	680
Total weighted-average options outstanding	3,760	3,785

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income (loss) or stockholders' deficit as previously reported.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update was effective for the Company beginning on January 1, 2012. The implementation of this standard did not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the annual two-step goodwill impairment test. The update is effective for the Company’s goodwill impairment testing performed in the fourth quarter of 2012, but early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2012			December 31, 2011
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$326,567	$(253,029)	$73,538	$326,567	$(247,725)	$78,842
Other definite-lived intangible assets	1-15	14,522	(12,145)	2,377	14,521	(11,844)	2,677
Other intangible assets		$341,089	$(265,174)	$75,915	$341,088	$(259,569)	$81,519

Total amortization expense from definite-lived intangibles was $5.6 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2012, each of the five succeeding years ended December 31 and thereafter for definite-lived intangibles assets as of March 31, 2012 (in thousands):

Remainder of 2012	$16,397
2013	16,912
2014	10,844
2015	9,457
2016	5,699
2017	5,431
Thereafter	11,175

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2011	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508
Balance as of March 31, 2012	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2012, the Company did not identify any events that would trigger an impairment assessment.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	March 31, 2012	December 31, 2011
Compensation and related taxes	$3,351	$5,676
Sales commissions	1,341	1,547
Employee benefits	1,132	977
Property taxes	737	699
Other accruals related to operating expenses	3,506	4,324
	$10,067	$13,223

5.	Debt

Long-term debt consisted of the following (in thousands):
	March 31, 2012	December 31, 2011
Term loans	$147,750	$148,125
Revolving loans	6,700	24,300
8.875% Senior secured second lien notes due 2017, net of discount of $6,393 and $6,638	318,607	318,362
7% Senior subordinated notes due 2014, net of discount of $351 and $396	37,561	37,516
7% Senior subordinated PIK notes due 2014, net of discount of $473 and $535	112,120	112,058
	622,738	640,361
Less: current portion	(1,500)	(1,500)
	$621,238	$638,861

2012 Transactions

In March 2012, Nexstar Broadcasting and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $0.4 million.

During the three months ended March 31, 2012, Nexstar repaid a net amount of $17.6 million on the Company’s revolving loans, resulting in a consolidated revolving loan balance of $6.7 million as of March 31, 2012.

On April 12, 2012, Nexstar Broadcasting elected to redeem $34.0 million of the $37.9 million outstanding of its 7% Notes. The redemption price is the outstanding principal amount of notes, plus accrued and unpaid interest to the scheduled redemption date of May 11, 2012. The Company expects to record approximately $0.5 million of loss on extinguishment of debt related to this transaction. Nexstar intends to fund the redemption of the notes from cash on hand, borrowings under its revolving credit facility or a combination thereof.

Unused Commitments and Borrowing Availability

Nexstar Broadcasting and Mission had $68.3 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2012. Nexstar Broadcasting’s ability to access funds under the Nexstar Facility depends, in part, on its compliance with certain financial covenants.

Any additional drawings under senior secured credit facilities, such as the redemption of $34.0 million of the 7% Notes mentioned above, will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

Debt Covenants

The Nexstar Broadcasting senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 7.50 to 1.00 at March 31, 2012, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of March 31, 2012, the Company was in compliance with all of its covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):
	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$147,750	$146,653	$148,125	$146,430
Revolving loans(1)	6,700	6,679	24,300	24,171
8.875% Senior secured second lien notes(2)	318,607	347,750	318,362	321,750
7% Senior subordinated notes(2)	37,561	37,912	37,516	37,154
7% Senior subordinated PIK notes(2)	112,120	112,593	112,058	110,341

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

6.	Contract Termination

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

As of March 31, 2012, $0.7 million of this liability was included in other current liabilities and $4.2 million was included in deferred representation fee incentive in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general, and administrative expense for each of the three months ended March 31, 2012 and 2011.

7.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No benefit has been recognized for the Company’s taxable losses for the three months ended March 31, 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, and low power and television translator stations operating on channels 52-69 were required to cease operation on those channels by December 31, 2011. The Company holds three low power analog station licenses and 13 analog television translator station licenses, three of which, although they were required to cease analog operations by December 31, 2011, have been granted temporary authority to continue analog operations until June 19, 2012, with the remainder to transition to digital operations by September 1, 2015.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper/broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/ broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. A petition for Supreme Court review of the Third Circuit’s decision is pending.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. The Company cannot predict what rules the FCC will adopt or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (MVPDs) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the proposals or their impact to its business.

9.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of March 31, 2012, Mission had a maximum commitment of $48.3 million under its senior secured credit facility, of which $45.0 million of debt was outstanding.

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

10.	Condensed Consolidating Financial Information

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

As discussed in Note 3 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, the acquisition of WTVW by Mission was deemed under U.S. GAAP to be a change in reporting entity of Mission, thus the historical results of Mission have been presented as if WTVW was owned and operated by Mission as of the earliest period presented.

Nexstar Broadcasting has the following notes outstanding (See Note 5):

(a)
7% Senior subordinated notes (“7% Notes”). The 7% Notes are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

(b)
7% Senior subordinated PIK notes (“7% PIK Notes”). The 7% PIK Notes are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

(c)
8.875% Senior secured second lien notes (“8.875% Notes”). The 8.875% Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions. The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting. As the obligations under the 8.875% Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in their separate Financial Statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the contractual relationships between the entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2012
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,126	$723	$—	$—	$11,849
Due from Nexstar Broadcasting	—	—	1,318	—	(1,318)	—
Other current assets	—	72,663	5,694	—	—	78,357
Total current assets	—	83,789	7,735	—	(1,318)	90,206
Amounts due from subsidiary eliminated upon consolidation	10,574	—	—	—	(10,574)	—
Amounts due from parents eliminated upon consolidation	—	4,666	—	—	(4,666)	—
Property and equipment, net	—	120,194	23,468	—	—	143,662
Goodwill	—	93,845	18,730	—	—	112,575
FCC licenses	—	119,569	21,939	—	—	141,508
Other intangible assets, net	—	61,909	14,006	—	—	75,915
Other noncurrent assets	—	11,645	2,693	—	—	14,338
Total assets	$10,574	$495,617	$88,571	$—	$(16,558)	$578,204
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$1,110	$390	$—	$—	$1,500
Due to Mission	—	1,318	—	—	(1,318)	—
Other current liabilities	—	49,900	17,535	—	(13,220)	54,215
Total current liabilities	—	52,328	17,925	—	(14,538)	55,715
Debt	—	576,610	363,235	—	(318,607)	621,238
Deficiencies in subsidiaries eliminated upon consolidation	211,272	—	—	196,030	(407,302)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	15,240	(15,240)	—
Other noncurrent liabilities	(3)	62,709	18,435	2	—	81,143
Total liabilities	211,269	691,647	399,595	211,272	(755,687)	758,096
Stockholders’ deficit:
Common stock	288	—	—	—	—	288
Other stockholders’ deficit	(200,983)	(196,030)	(311,024)	(211,272)	739,129	(180,180)
Total stockholders’ deficit	(200,695)	(196,030)	(311,024)	(211,272)	739,129	(179,892)
Total liabilities and stockholders’ deficit	$10,574	$495,617	$88,571	$—	$(16,558)	$578,204

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,648	$1,898	$—	$—	$7,546
Due from Mission	—	4,729	—	—	(4,729)	—
Other current assets	—	83,417	5,886	—	—	89,303
Total current assets	—	93,794	7,784	—	(4,729)	96,849
Amounts due from subsidiary eliminated upon consolidation	10,077	—	—	—	(10,077)	—
Amounts due from parents eliminated upon consolidation	—	5,163	—	—	(5,163)	—
Property and equipment, net	—	122,473	24,140	—	—	146,613
Goodwill	—	93,845	18,730	—	—	112,575
FCC licenses	—	119,569	21,939	—	—	141,508
Other intangible assets, net	—	66,243	15,276	—	—	81,519
Other noncurrent assets	—	12,783	3,187	—	—	15,970
Total assets	$10,077	$513,870	$91,056	$—	$(19,969)	$595,034
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$—	$1,110	$390	$—	$—	$1,500
Due to Nexstar Broadcasting	—	—	4,729	—	(4,729)	—
Other current liabilities	—	50,517	11,222	—	(6,009)	55,730
Total current liabilities	—	51,627	16,341	—	(10,738)	57,230
Debt	—	594,136	363,087	—	(318,362)	638,861
Deficiencies in subsidiaries eliminated upon consolidation	210,753	—	—	195,511	(406,264)	—
Amounts due to subsidiary eliminated upon consolidation	—	—	—	15,240	(15,240)	—
Other noncurrent liabilities	(3)	63,618	18,730	2	—	82,347
Total liabilities	210,750	709,381	398,158	210,753	(750,604)	778,438
Stockholders’ deficit:
Common stock	288	—	—	—	—	288
Other stockholders’ deficit	(200,961)	(195,511)	(307,102)	(210,753)	730,635	(183,692)
Total stockholders’ deficit	(200,673)	(195,511)	(307,102)	(210,753)	730,635	(183,404)
Total liabilities and stockholders’ deficit	$10,077	$513,870	$91,056	$—	$(19,969)	$595,034

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2012
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$79,056	$4,586	$—	$—	$83,642
Revenue between consolidated entities	—	1,935	7,363	—	(9,298)	—
Net revenue	—	80,991	11,949	—	(9,298)	83,642
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	20,345	1,783	—	—	22,128
Selling, general, and administrative expenses, excluding depreciation and amortization	—	26,508	620	—	—	27,128
Local service agreement fees between consolidated entities	—	7,363	1,935	—	(9,298)	—
Amortization of broadcast rights	—	4,418	1,130	—	—	5,548
Amortization of intangible assets	—	4,334	1,270	—	—	5,604
Depreciation	—	5,019	729	—	—	5,748
Loss on asset disposal, net	—	(19)	—	—	—	(19)
Total operating expenses	—	67,968	7,467	—	(9,298)	66,137
Income from operations	—	13,023	4,482	—	—	17,505
Interest expense, net	—	(9,181)	(3,728)	—	—	(12,909)
Loss on extinguishment of debt	—	—	—	—	—	—
Equity in loss of subsidiaries	2,585	—	—	2,585	(5,170)	—
Income (loss) before income taxes	2,585	3,842	754	2,585	(5,170)	4,596
Income tax expense	—	(1,257)	(323)	—	—	(1,580)
Net income (loss)	$2,585	$2,585	$431	$2,585	$(5,170)	$3,016

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Net broadcast revenue (including trade and barter)	$—	$65,009	$4,936	$—	$—	$69,945
Revenue between consolidated entities	—	1,785	6,509	—	(8,294)	—
Net revenue	—	66,794	11,445	—	(8,294)	69,945
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	—	17,213	1,890	—	—	19,103
Selling, general, and administrative expenses, excluding depreciation and amortization	—	23,854	1,158	—	—	25,012
Local service agreement fees between consolidated entities	—	6,509	1,785	—	(8,294)	—
Amortization of broadcast rights	—	4,400	1,187	—	—	5,587
Amortization of intangible assets	—	4,511	1,328	—	—	5,839
Depreciation	—	4,441	789	—	—	5,230
(Gain) loss on asset disposal, net	—	26	(18)	—	—	8
Total operating expenses	—	60,954	8,119	—	(8,294)	60,779
Income from operations	—	5,840	3,326	—	—	9,166
Interest expense, net	—	(9,023)	(3,642)	(1,040)	—	(13,705)
Gain on extinguishment of debt	—	36	—	(383)	—	(347)
Equity in loss of subsidiaries	(5,684)	—	—	(4,261)	9,945	—
Loss before income taxes	(5,684)	(3,147)	(316)	(5,684)	9,945	(4,886)
Income tax expense	—	(1,114)	(312)	—	—	(1,426)
Net loss	$(5,684)	$(4,261)	$(628)	$(5,684)	$9,945	$(6,312)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$27,046	$(1,004)	$—	$—	$26,042

Cash flows from investing activities:
Purchases of property and equipment	—	(4,002)	(74)	—	—	(4,076)
Other investing activities	—	33	—	—	—	33
Net cash used in investing activities	—	(3,969)	(74)	—	—	(4,043)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	6,000	—	—	—	6,000
Repayments of long-term debt	—	(23,878)	(97)	—	—	(23,975)
Inter-company payments	(279)	279	—	—	—	—
Other financing activities	279	—	—	—	—	279
Net cash (used in) financing activities	—	(17,599)	(97)	—	—	(17,696)
Net increase (decrease) in cash and cash equivalents	—	5,478	(1,175)	—	—	4,303
Cash and cash equivalents at beginning of period	—	5,648	1,898	—	—	7,546
Cash and cash equivalents at end of period	$—	$11,126	$723	$—	$—	$11,849

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(in thousands)

	Nexstar	Nexstar Broadcasting	Mission	Nexstar Holdings	Eliminations	Consolidated Company
Cash flows provided by (used in) operating activities	$—	$14,261	$4,108	$(663)	$—	$17,706

Cash flows from investing activities:
Purchases of property and equipment	—	(4,122)	(46)	—	—	(4,168)
Other investing activities	—	—	18	—	—	18
Net cash used in investing activities	—	(4,122)	(28)	—	—	(4,150)

Cash flows from financing activities:
Repayments of long-term debt	—	(3,552)	(97)	(12,749)	—	(16,398)
Inter-company payments	—	(13,412)	—	13,412	—	—
Other financing activities	—	—	—	—	—	—
Net cash (used in) provided by financing activities	—	(16,964)	(97)	663	—	(16,398)
Net (decrease) increase in cash and cash equivalents	—	(6,825)	3,983	—	—	(2,842)
Cash and cash equivalents at beginning of period	—	22,408	1,250	—	—	23,658
Cash and cash equivalents at end of period	$—	$15,583	$5,233	$—	$—	$20,816

11.	Subsequent Events

On April 12, 2012, Nexstar Broadcasting elected to redeem $34.0 million of the $37.9 million outstanding of its 7% Notes. The redemption price is the outstanding principal amount of notes, plus accrued and unpaid interest to the scheduled redemption date of May 11, 2012. The Company expects to record approximately $0.5 million of loss on extinguishment of debt related to this transaction. Nexstar intends to fund the redemption of the notes from cash on hand, borrowings under its revolving credit facility or a combination thereof.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Executive Summary

2012 Highlights

•
Net revenue for the first quarter of 2012 increased by $13.7 million, or 19.6 % as compared to the same period in 2011. The increase in net revenue was primarily due to the second half of 2011 acquisitions of WFRV, WJMN, and WEHT along with increases in retransmission compensation, political advertising, and management fee, which was partially offset by reduced revenue from stations associated with terminated FOX affiliation agreements. Newly acquired stations contributed approximately $6.4 million to the consolidated net revenue for the first quarter.

•
On January 3, 2012, Four Points sold its stations to Sinclair Broadcast Group. We served Four Points’ seven stations in four markets through a management services agreement, which comprised our management fee revenue. The management services agreement terminated upon the closing of the sale. On January 3, 2012, we received a payment of $6.7 million which included a contract termination fee of $1.9 million, which was recognized in the first quarter of 2012.

•	During the quarter, we repaid $17.6 million, net, of our revolving loan under our senior secured credit facility.

•
On April 12, 2012, we announced the redemption of $34.0 million of the $37.9 million outstanding of our 7% Notes. The redemption price is the outstanding principal amount of notes, plus accrued and unpaid interest to the scheduled redemption date of May 11, 2012. We intend to fund the redemption of the notes from cash on hand, borrowings under our revolving credit facility or a combination thereof.

Overview of Operations

We owned and operated 36 television stations and seven digital multicast channels as of March 31, 2012. Additionally, as of March 31, 2012, we programmed or provided sales and other services to 19 additional television stations and four digital multicast channels through various local service agreements with their owners, including 17 television stations and four digital multicast channels owned and operated by Mission. All of the stations to which we provide programming, sales, or other services, including Mission, are wholly owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of March 31, 2012 with Mission:

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

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

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2012 is an election year, we expect an increase in political advertising revenue to be reported in 2012 compared to 2011.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Local	$45,433	52.2	$43,257	59.7
National	17,406	20.0	15,061	20.8
Political	2,794	3.2	560	0.8
Retransmission compensation	14,496	16.7	8,517	11.7
eMedia revenue	4,133	4.7	3,673	5.1
Network compensation	172	0.2	264	0.4
Management fee	1,961	2.3	500	0.7
Other	620	0.7	577	0.8
Total gross revenue	87,015	100.0	72,409	100.0
Less: Agency commissions	(8,361)	(9.6)	(7,351)	(10.2)
Net broadcast revenue	78,654	90.4	65,058	89.8
Trade and barter revenue	4,988		4,887
Net revenue	$83,642		$69,945

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Net revenue	$83,642	100.0	$69,945	100.0
Operating expenses (income):
Corporate expenses	5,414	6.5	4,818	6.9
Station direct operating expenses, net of trade	20,570	24.6	17,588	25.2
Selling, general and administrative expenses	21,714	25.9	20,194	28.9
(Gain) loss on asset disposal, net	(19)	(0.0)	8	0.0
Trade and barter expense	4,995	6.0	4,852	6.9
Depreciation and amortization	11,352	13.6	11,069	15.8
Amortization of broadcast rights, excluding barter	2,111	2.5	2,250	3.2
Income from operations	$17,505		$9,166

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Gross local advertising revenue was $45.4 million for the three months ended March 31, 2012, compared to $43.3 million for the same period in 2011, an increase of $2.2 million, or 5.0%. The increase was primarily related to acquired stations which more than offset a decrease associated with the termination of certain FOX affiliation agreements. Gross national advertising revenue was $17.4 million for the three months ended March 31, 2012, compared to $15.1 million for the same period in 2011, an increase of $2.3 million, or 15.6%, of which approximately half related to the acquired stations. Our largest advertiser category, automotive, represented 23.2% and 20.9% of local and national advertising revenue for the three months ended March 31, 2012 and 2011, respectively. Overall, this category increased by 19.1%, of which approximately half came from our acquired stations. The other categories representing our top five were fast food/restaurants, which increased 1.1%, paid programming, which increased 6.2%, furniture, which increased 9.5%, and medical/healthcare, which increased 11.0%.

Gross political advertising revenue was $2.8 million for the three months ended March 31, 2012, compared to $0.6 million for the same period in 2011, an increase of $2.2 million, or almost four times the amount earned in 2011, as expected, due to 2012 being an election year.

Retransmission compensation was $14.5 million for the three months ended March 31, 2012, compared to $8.5 million for the same period in 2011, an increase of $6.0 million, or 70.2%. The increase in retransmission compensation was primarily the result of renegotiated contracts providing for higher rates per subscriber and additional revenue from acquired stations.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $4.1 million for the three months ended March 31, 2012, compared to $3.7 million for the same period in 2011, an increase of $0.5 million or 12.5%. The increase in eMedia revenue is attributable to our eMedia sales efforts and incremental revenue from acquired stations.

Management fee revenue was $2.0 million for the three months ended March 31, 2012, which primarily represents a contract termination fee received upon closing of the sale of Four Points’ stations to Sinclair Broadcast Group.

Operating Expenses

Corporate expenses, related to costs associated with the centralized operation of Nexstar’s and Mission’s stations, were $5.4 million for the three months ended March 31, 2012, compared to $4.8 million for the same period in 2011, an increase of $0.6 million, or 12.4%. The increase was due to an increase in payroll and payroll-related costs, primarily due to our acquisition of a software development company in July 2011 and severance payments to certain individuals.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $42.3 million for the three months ended March 31, 2012, compared to $37.8 million for the same period in 2011, an increase of $4.5 million, or 11.9%. The increase was primarily due to expenses of the newly acquired stations.

Amortization of broadcast rights, excluding barter, remained relatively consistent at $2.1 million for the three months ended March 31, 2012, compared to $2.2 million for the same period in 2011, a decrease of $0.1 million, or 6.2%. The decrease was primarily due to the termination of syndication of The Oprah Winfrey Show which was partially offset by the incremental amortization of broadcast rights of newly acquired stations.

Amortization of intangible assets was $5.6 million for the three months ended March 31, 2012, compared to $5.8 million for the same period in 2011, a decrease of $0.2 million, or 4.0%.The incremental amortization from acquired stations was offset by the 2011 termination of certain FOX affiliation contracts which were fully amortized in 2011.

While there are no known circumstances or events as of March 31, 2012 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Nexstar and Mission operate could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar’s and Mission’s financial position and results of operations.

Depreciation of property and equipment was $5.7 million for the three months ended March 31, 2012, compared to $5.2 million for the same period in 2011, an increase of $0.5 million, or 9.9%, primarily due to the incremental depreciation of fixed assets at our newly acquired stations.

Interest Expense

Interest expense, net was $12.9 million for the three months ended March 31, 2012, compared to $13.7 million for the same period in 2011, a decrease of $0.8 million, or 5.8%. The decrease in interest expense was primarily attributed to the buyback of notes with higher interest rates, financed with our senior secured credit facility, as well as an overall reduction in debt.

Income Taxes

Income tax expense remained relatively consistent at $1.6 million for the three months ended March 31, 2012, compared to $1.4 million for the same period in 2011. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax expense or benefit was recorded with respect to the net income (loss) in 2012 and 2011 as the utilization of net operating losses is not more likely than not to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$26,042	$17,706
Net cash used in investing activities	(4,043)	(4,150)
Net cash used in financing activities	(17,696)	(16,398)
Net increase (decrease) in cash and cash equivalents	$4,303	$(2,842)
Cash paid for interest	$7,508	$4,515
Cash paid for income taxes, net	$43	$44

	As of March 31, 2012	As of December 31, 2011
Cash and cash equivalents	$11,849	$7,546
Long-term debt including current portion	$622,738	$640,361
Unused commitments under senior secured credit facilities(1)	$68,300	$50,700

(1)
Based on covenant calculations, as of March 31, 2012, all of the $68.3 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $8.3 million during the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to an increase in net revenue of $13.7 million which was partially offset by incremental expenses of newly acquired businesses and an increase in cash paid for interest of $3.0 million.

Cash paid for interest increased by $3.0 million during the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to the payment of interest of $3.9 million on the 7% PIK Notes versus no payment in 2011, when the notes accrued payment-in-kind interest. This increase was partially offset by $0.9 million of interest paid in connection with note repurchases in 2011.

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

Cash Flows – Investing Activities

Net cash used in investing activities remained relatively consistent at $4.0 million for the three months ended March 31, 2012 compared to $4.1 for the same period in 2011.

Cash Flows – Financing Activities

Net cash used in financing activities was $17.7 million for the three months ended March 31, 2012 compared to $16.4 million for the same period in 2011. In 2012, we repaid a net amount of $17.6 million on our revolving loans and paid the contractual maturities under our senior secured credit facilities, for a total payment of $0.4 million. These repayments were partially offset by $0.3 million of proceeds from stock option exercises. In 2011, we completed a partial redemption of $12.5 million of the 11.375% Notes and repurchased an additional $0.2 million of 11.375% Notes, $0.1 million of 7% Notes and $3.8 million of 7% PIK Notes, as well as paid contractual maturities on the Company’s senior secured credit facilities of $250 thousand.

Although our senior secured credit facility limits, but does not prohibit, the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2012, Nexstar and Mission had total combined debt of $622.7 million, which represented 140.6% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

On April 12, 2012, Nexstar Broadcasting elected to redeem $34.0 million of the $37.9 million outstanding of its 7% Notes. The redemption price is the outstanding principal amount of the notes, plus accrued and unpaid interest to the scheduled redemption date, which is May 11, 2012. We intend to fund the redemption of the notes from cash on hand, borrowings under our revolving credit facility or a combination thereof.

Nexstar and Mission had $68.3 million of total unused revolving loan commitments under our respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2012. Our ability to access funds under our Facility depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities, such as the redemption of $34.0 million of the 7% Notes mentioned above, will reduce our future borrowing capacity and the amount of total unused revolving loan commitments.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2012 (in thousands):

	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Nexstar senior secured credit facility	$109,432	$833	$2,220	$106,379	—
Mission senior secured credit facility	45,018	292	7,480	37,246	—
8.875% senior secured second lien notes due 2017	325,000	—	—	—	325,000
7% senior subordinated notes due 2014	37,912	—	37,912	—	—
7% senior subordinated PIK notes due 2014	112,593	—	112,593	—	—
	$629,955	$1,125	$160,205	$143,625	$325,000

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Our 7% Notes, 7% PIK Notes and 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from March 31, 2012.

No Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that as of March 31, 2012 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The term loan borrowings at March 31, 2012 under the Company’s senior secured credit facilities bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which was 4.47% at March 31, 2012. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2012 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $0.7 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of March 31, 2012. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have a minimal impact on our operations and cash flows. Our 7% Notes, our 8.875% Notes and our 7% PIK Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Letter notifying Mission Broadcasting, Inc. of the election to extend Shared Service Agreement (KODE-KSNF)*.
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2012 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: May 9, 2012