Form 10-Q
period 2012-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2012-08-08
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the registrant had 15,511,131 shares of Class A Common Stock and 13,411,588 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,478	$7,546
Accounts receivable, net of allowance for doubtful accounts of $1,506 and $1,313, respectively	66,496	71,279
Current portion of broadcast rights	8,755	16,290
Prepaid expenses and other current assets	1,167	1,734
Total current assets	88,896	96,849
Property and equipment, net	140,890	146,613
Broadcast rights	5,762	9,351
Goodwill	112,575	112,575
FCC licenses	119,569	119,569
FCC licenses of Mission	21,939	21,939
Other intangible assets, net	70,404	81,519
Other noncurrent assets, net	6,314	6,619
Total assets	$566,349	$595,034
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,500	$1,500
Current portion of broadcast rights payable	7,910	13,534
Accounts payable	9,317	9,175
Accrued expenses	12,545	13,223
Taxes payable	202	402
Interest payable	9,831	10,868
Deferred revenue	2,720	2,196
Other liabilities of Mission	3,524	5,201
Other liabilities	1,131	1,131
Total current liabilities	48,680	57,230
Debt	607,796	638,861
Broadcast rights payable	5,209	8,435
Deferred tax liabilities	42,540	40,278
Deferred revenue	338	428
Deferred gain on sale of assets	1,880	1,999
Deferred representation fee incentive	3,985	4,345
Other liabilities of Mission	18,397	18,729
Other liabilities	8,107	8,133
Total liabilities	736,932	778,438
Commitments and contingencies
Stockholders' deficit:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2012 and December 31, 2011	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 15,511,131 and 15,387,131 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	155	154
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 13,411,588 shares issued and outstanding at each of June 30, 2012 and December 31, 2011	134	134
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	407,640	406,654
Accumulated deficit	(578,512)	(590,346)
Total stockholders' deficit	(170,583)	(183,404)
Total liabilities and stockholders' deficit	$566,349	$595,034

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue	$88,864	$75,505	$172,506	$145,450
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	21,852	19,705	43,980	38,808
Selling, general, and administrative expenses, excluding depreciation and amortization	27,133	24,955	54,261	49,967
Amortization of broadcast rights	5,192	5,262	10,740	10,849
Amortization of intangible assets	5,511	7,359	11,115	13,198
Depreciation	5,715	5,205	11,463	10,435
(Gain) loss on asset disposal, net	(2)	94	(21)	102
Total operating expenses	65,401	62,580	131,538	123,359
Income from operations	23,463	12,925	40,968	22,091

Interest expense, net	(12,574)	(13,308)	(25,483)	(27,013)
Loss on extinguishment of debt	(497)	(808)	(497)	(1,155)
Income (loss) before income taxes	10,392	(1,191)	14,988	(6,077)
Income tax expense	(1,574)	(1,393)	(3,154)	(2,819)
Net income (loss)	$8,818	$(2,584)	$11,834	$(8,896)
Net income (loss) per common share:
Basic	$0.31	$(0.09)	$0.41	$(0.31)
Diluted	$0.29	$(0.09)	$0.39	$(0.31)
Weighted average number of common shares outstanding:
Basic	28,875	28,452	28,841	28,451
Diluted	30,341	28,452	30,490	28,451

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2012
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2011	-	$-	15,387,131	$154	13,411,588	$134	-	$-	$406,654	$(590,346)	$(183,404)
Stock-based compensation expense	-	-	-	-	-	-	-	-	428	-	428
Exercise of stock options	-	-	124,000	1	-	-	-	-	558	-	559
Net income	-	-	-	-	-	-	-	-	-	11,834	11,834
Balance as of June 30, 2012	-	$-	15,511,131	$155	13,411,588	$134	-	$-	$407,640	$(578,512)	$(170,583)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,834	$(8,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,867	2,558
Provision for bad debts	996	1,155
Depreciation of property and equipment	11,463	10,435
Amortization of intangible assets	11,115	13,198
Amortization of debt financing costs	840	868
Amortization of broadcast rights, excluding barter	4,173	4,409
Payments for broadcast rights	(4,513)	(4,759)
Payment-in-kind interest accrued to debt	-	21
(Gain) loss on asset disposal, net	(21)	102
Loss on extinguishment of debt	497	1,155
Premium on debt extinguishment, net	-	(254)
PIK interest paid upon debt extinguishment	-	(215)
Issue discount paid upon debt extinguishment	(1,190)	(3,126)
Deferred gain recognition	(218)	(218)
Amortization of debt discount	689	1,059
Amortization of deferred representation fee incentive	(360)	(309)
Stock-based compensation expense	428	573
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,787	3,282
Prepaid expenses and other current assets	566	1,176
Other noncurrent assets	84	(18)
Accounts payable and accrued expenses	(152)	(139)
Taxes payable	(200)	(205)
Interest payable	(1,037)	1,573
Deferred revenue	434	(714)
Other liabilities of Mission	112	(203)
Other noncurrent liabilities	203	(288)
Net cash provided by operating activities	42,397	22,220
Cash flows from investing activities:
Purchases of property and equipment	(7,198)	(6,952)
Proceeds from disposals of property and equipment	34	30
Escrow payment on station acquisition	-	(1,000)
Net cash used in investing activities	(7,164)	(7,922)
Cash flows from financing activities:
Repayments of long-term debt	(68,360)	(74,957)
Payments for debt financing costs	-	(533)
Proceeds from issuance of long-term debt	37,500	50,000
Proceeds from exercise of stock options	559	67
Net cash used in financing activities	(30,301)	(25,423)
Net increase (decrease) in cash and cash equivalents	4,932	(11,125)
Cash and cash equivalents at beginning of period	7,546	23,658
Cash and cash equivalents at end of period	$12,478	$12,533
Supplemental information:
Interest paid	$26,131	$26,736
Income taxes paid, net	$522	$499
Non-cash investing and financing activities:
Accrued debt financing costs	$-	$30
Accrued purchases of property and equipment	$1,140	$1,143
Purchases of property and equipment through trade	$134	$290
Entry into capital leases for property and equipment	$229	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2012, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 55 television stations and 11 digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 32 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin and Michigan. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (11 stations), FOX (11 stations), MyNetworkTV (5 stations and one digital multi-cast channel), The CW (2 stations), and Bounce TV (10 digital multi-cast channels) and three are independent. Through various local service agreements, Nexstar provided sales, programming and other services to 19 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2011. The balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 5), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration. As of June 30, 2012, the assets of Mission consisted of current assets of $4.5 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $2.9 million, FCC licenses of $21.9 million, goodwill of $18.7 million, other intangible assets of $12.7 million, property and equipment of $22.8 million and other noncurrent assets of $1.1 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 10 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2012:

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

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.2 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively and $2.5 million and $2.7 million for the six months then ended. Nexstar has a balance due to Sinclair for fees under these arrangements in the amount of $1.2 million and $0.7 million as of June 30, 2012 and December 31, 2011, respectively. Nexstar also has receivables in the amount of $2.4 million and $2.7 million as of June 30, 2012 and December 31, 2011, respectively, for advertising aired on these two stations.

Nexstar has also determined that it had a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owned and operated seven individual stations in four markets. Under this agreement, Nexstar managed the stations for Four Points but did not have ultimate control over the policies or operations of the stations. Nexstar had evaluated the business arrangement with Four Points and concluded that Nexstar was not the primary beneficiary of the variable interest because it did not have the ultimate power to direct the activities that most significantly impacted the economic performance of the stations, including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar did not consolidate Four Points’ financial results into its own. In September 2011, Four Points entered into a definitive agreement to sell its stations to Sinclair. The sale closed on January 3, 2012, terminating the management services agreement, whereby Nexstar received a payment of $6.7 million, including the outstanding accounts receivable balance of $4.8 million and a contract termination fee of $1.9 million recorded in net revenue. As of June 30, 2012, all amounts due from Four Points had been received.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of each of June 30, 2012 and December 31, 2011, the Company had $0.1 million invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. See Note 5 for fair value disclosures related to the Company’s debt.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options. The following table shows the amounts used in computing the Company’s diluted shares for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average shares outstanding - basic	28,875	28,452	28,841	28,451
Effect of dilutive stock options	1,466	-	1,649	-
Weighted average shares outstanding - diluted	30,341	28,452	30,490	28,451

The Company reported a net loss for the three and six months ended June 30, 2011 and stock options with potentially dilutive effect were excluded from the diluted shares calculation as the effect would have been anti-dilutive. During the three and six months ended June 30, 2012 and 2011, the following weighted average options were outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options with a potentially dilutive effect	3,582	3,679	3,619	3,392
Out-of-the-money and other anti-dilutive options	105	105	105	392
Total weighted average options outstanding	3,687	3,784	3,724	3,784

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss) or stockholders’ deficit as previously reported.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU 2012-02”). ASU 2012-02 allows companies to first assess qualitative factors to determine whether it is more likely than not that the intangible asset is impaired as a basis for determining whether it is necessary to perform the annual quantitative indefinite-lived intangible asset impairment test. The update is effective for the Company’s indefinite-lived intangible asset impairment testing performed in the fourth quarter of 2013, but early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2012			December 31, 2011
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$326,567	$(258,241)	$68,326	$326,567	$(247,725)	$78,842
Other definite-lived intangible assets	1-15	14,521	(12,443)	2,078	14,521	(11,844)	2,677
Other intangible assets		$341,088	$(270,684)	$70,404	$341,088	$(259,569)	$81,519

The following table presents the Company’s estimate of amortization expense for the remainder of 2012, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2012 (in thousands):

Remainder of 2012	$10,886
2013	16,912
2014	10,844
2015	9,457
2016	5,699
2017	5,431
Thereafter	11,175

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2011	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508
Balance as of June 30, 2012	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2012, the Company did not identify any events that would trigger an impairment assessment.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Compensation and related taxes	$5,891	$5,676
Sales commissions	1,565	1,547
Employee benefits	1,000	977
Property taxes	909	699
Other accruals related to operating expenses	3,180	4,324
	$12,545	$13,223

5.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Term loans	$147,375	$148,125
Revolving loans	27,000	24,300
8.875% Senior secured second lien notes due 2017, net of discount of $6,142 and $6,638	318,858	318,362
7% Senior subordinated notes due 2014, net of discount of $31 and $396	3,881	37,516
7% Senior subordinated PIK notes due 2014, net of discount of $411 and $535	112,182	112,058
	609,296	640,361
Less: current portion	(1,500)	(1,500)
	$607,796	$638,861

2012 Transactions

During the six months ended June 30, 2012, Nexstar borrowed a net amount of $3.4 million and Mission repaid $0.7 million on the Company’s revolving loans under its senior secured credit facilities resulting in a consolidated revolving loan balance of $27.0 million as of June 30, 2012.

On May 11, 2012, Nexstar redeemed $34.0 million of its outstanding 7% Notes at 100.0%. As a result of the redemption, Nexstar recorded approximately $0.5 million of loss on extinguishment of debt related to this transaction. Nexstar funded the redemption of the notes from a combination of cash on hand and borrowings under its revolving credit facility.

    In March and June 2012, Nexstar and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $0.8 million.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $48.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2012. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 7.50 to 1.00 at June 30, 2012, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of June 30, 2012, the Company was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

    Nexstar and Mission’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar senior secured credit facility and the senior subordinated notes issued by Nexstar.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$147,375	$146,334	$148,125	$146,430
Revolving loans(1)	27,000	26,926	24,300	24,171
8.875% Senior secured second lien notes(2)	318,858	344,906	318,362	321,750
7% Senior subordinated notes(2)	3,881	3,858	37,516	37,154
7% Senior subordinated PIK notes(2)	112,182	111,045	112,058	110,341

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

As of June 30, 2012, $0.7 million of this liability was included in other current liabilities and $4.0 million was included in deferred representation fee incentive in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general and administrative expense for each of the three months ended June 30, 2012 and 2011 and $0.4 million for each of the six months then ended.

7.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No benefit has been recognized for the Company’s taxable losses for the three and six months ended June 30, 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, and low power and television translator stations operating on channels 52-69 were required to cease operation on those channels by December 31, 2011. The Company has transitioned its television translator operations on channels 52-69 to digital operations and will transition its remaining low power and television translator stations to digital operations prior to September 1, 2015.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper/broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/ broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. In June 2012, the Supreme Court denied various petitions for Supreme Court review of the Third Circuit’s decision.

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

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of June 30, 2012, Mission had a maximum commitment of $48.2 million under its senior secured credit facility, of which $44.2 million of debt was outstanding.

Indemnification Obligations

In connection with certain agreements into which the Company enters in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the other party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been immaterial and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). Nexstar owns, directly and indirectly, 100% of two subsidiaries, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$11,227	$1,251	$-	$-	$12,478
Due from Nexstar Broadcasting	-	-	521	-	(521)	-
Other current assets	-	71,439	4,979	-	-	76,418
Total current assets	-	82,666	6,751	-	(521)	88,896
Amounts due from subsidiary eliminated upon consolidation	11,065	-	-	-	(11,065)	-
Amounts due from parents eliminated upon consolidation	-	4,175	-	-	(4,175)	-
Property and equipment, net	-	118,048	22,842	-	-	140,890
Goodwill	-	93,845	18,730	-	-	112,575
FCC licenses	-	119,569	21,939	-	-	141,508
Other intangible assets, net	-	57,669	12,735	-	-	70,404
Other noncurrent assets	-	9,753	2,323	-	-	12,076
Total assets	$11,065	$485,725	$85,320	$-	$(15,761)	$566,349
LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$-	$1,110	$390	$-	$-	$1,500
Due to Mission	-	521	-	-	(521)	-
Other current liabilities	-	43,642	9,546	-	(6,008)	47,180
Total current liabilities	-	45,273	9,936	-	(6,529)	48,680
Debt	-	563,966	362,688	-	(318,858)	607,796
Deficiencies in subsidiaries eliminated upon consolidation	200,816	-	-	185,574	(386,390)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	62,060	18,397	2	-	80,456
Total liabilities	200,813	671,299	391,021	200,816	(727,017)	736,932
Stockholders' deficit:
Common stock	289	-	-	-	-	289
Other stockholders' deficit	(190,037)	(185,574)	(305,701)	(200,816)	711,256	(170,872)
Total stockholders' deficit	(189,748)	(185,574)	(305,701)	(200,816)	711,256	(170,583)
Total liabilities and stockholders' deficit	$11,065	$485,725	$85,320	$-	$(15,761)	$566,349

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$5,648	$1,898	$-	$-	$7,546
Due from Mission	-	4,729	-	-	(4,729)	-
Other current assets	-	83,417	5,886	-	-	89,303
Total current assets	-	93,794	7,784	-	(4,729)	96,849
Amounts due from subsidiary eliminated upon consolidation	10,077	-	-	-	(10,077)	-
Amounts due from parents eliminated upon consolidation	-	5,163	-	-	(5,163)	-
Property and equipment, net	-	122,473	24,140	-	-	146,613
Goodwill	-	93,845	18,730	-	-	112,575
FCC licenses	-	119,569	21,939	-	-	141,508
Other intangible assets, net	-	66,243	15,276	-	-	81,519
Other noncurrent assets	-	12,783	3,187	-	-	15,970
Total assets	$10,077	$513,870	$91,056	$-	$(19,969)	$595,034
LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$-	$1,110	$390	$-	$-	$1,500
Due to Nexstar Broadcasting	-	-	4,729	-	(4,729)	-
Other current liabilities	-	50,517	11,223	-	(6,009)	55,731
Total current liabilities	-	51,627	16,342	-	(10,738)	57,231
Debt	-	594,136	363,087	-	(318,362)	638,861
Deficiencies in subsidiaries eliminated upon consolidation	210,753	-	-	195,511	(406,264)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	63,618	18,729	2	-	82,346
Total liabilities	210,750	709,381	398,158	210,753	(750,604)	778,438
Stockholders' deficit:
Common stock	288	-	-	-	-	288
Other stockholders' deficit	(200,961)	(195,511)	(307,102)	(210,753)	730,635	(183,692)
Total stockholders' deficit	(200,673)	(195,511)	(307,102)	(210,753)	730,635	(183,404)
Total liabilities and stockholders' deficit	$10,077	$513,870	$91,056	$-	$(19,969)	$595,034

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$84,220	$4,644	$-	$-	$88,864
Revenue between consolidated entities	-	1,935	7,929	-	(9,864)	-
Net revenue	-	86,155	12,573	-	(9,864)	88,864
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	20,121	1,731	-	-	21,852
Selling, general, and administrative expenses, excluding depreciation and amortization	-	26,506	627	-	-	27,133
Local service agreement fees between consolidated entities	-	7,929	1,935	-	(9,864)	-
Amortization of broadcast rights	-	4,207	985	-	-	5,192
Amortization of intangible assets	-	4,240	1,271	-	-	5,511
Depreciation	-	5,003	712	-	-	5,715
Loss on asset disposal, net	-	(2)	-	-	-	(2)
Total operating expenses	-	68,004	7,261	-	(9,864)	65,401
Income from operations	-	18,151	5,312	-	-	23,463
Interest expense, net	-	(8,846)	(3,728)	-	-	(12,574)
Loss on extinguishment of debt	-	(497)	-	-	-	(497)
Equity in income of subsidiaries	7,558	-	-	7,558	(15,116)	-
Income before income
taxes	7,558	8,808	1,584	7,558	(15,116)	10,392
Income tax expense	-	(1,250)	(324)	-	-	(1,574)
Net income	$7,558	$7,558	$1,260	$7,558	$(15,116)	$8,818

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$70,529	$4,976	$-	$-	$75,505
Revenue between consolidated entities	-	1,785	7,007	-	(8,792)	-
Net revenue	-	72,314	11,983	-	(8,792)	75,505
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	17,814	1,891	-	-	19,705
Selling, general, and administrative expenses, excluding depreciation and amortization	-	23,872	1,083	-	-	24,955
Local service agreement fees between consolidated entities	-	7,007	1,785	-	(8,792)	-
Amortization of broadcast rights	-	4,207	1,055	-	-	5,262
Amortization of intangible assets	-	5,697	1,662	-	-	7,359
Depreciation	-	4,420	785	-	-	5,205
Loss on asset disposal, net	-	(3)	97	-	-	94
Total operating expenses	-	63,014	8,358	-	(8,792)	62,580
Income from operations	-	9,300	3,625	-	-	12,925
Interest expense, net	-	(9,166)	(3,668)	(474)	-	(13,308)
Loss on extinguishment of debt	-	(494)	-	(314)	-	(808)
Equity in loss of subsidiaries	(2,230)	-	-	(1,442)	3,672	-
Loss before income taxes	(2,230)	(360)	(43)	(2,230)	3,672	(1,191)
Income tax expense	-	(1,082)	(311)	-	-	(1,393)
Net loss	$(2,230)	$(1,442)	$(354)	$(2,230)	$3,672	$(2,584)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$163,276	$9,230	$-	$-	$172,506
Revenue between consolidated entities	-	3,870	15,292	-	(19,162)	-
Net revenue	-	167,146	24,522	-	(19,162)	172,506
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	40,466	3,514	-	-	43,980
Selling, general, and administrative expenses, excluding depreciation and amortization	-	53,014	1,247	-	-	54,261
Local service agreement fees between consolidated entities	-	15,292	3,870	-	(19,162)	-
Amortization of broadcast rights	-	8,625	2,115	-	-	10,740
Amortization of intangible assets	-	8,574	2,541	-	-	11,115
Depreciation	-	10,022	1,441	-	-	11,463
Loss on asset disposal, net	-	(21)	-	-	-	(21)
Total operating expenses	-	135,972	14,728	-	(19,162)	131,538
Income from operations	-	31,174	9,794	-	-	40,968
Interest expense, net	-	(18,027)	(7,456)	-	-	(25,483)
Loss on extinguishment of debt	-	(497)	-	-	-	(497)
Equity in income of subsidiaries	10,143	-	-	10,143	(20,286)	-
Income before income
taxes	10,143	12,650	2,338	10,143	(20,286)	14,988
Income tax expense	-	(2,507)	(647)	-	-	(3,154)
Net income	$10,143	$10,143	$1,691	$10,143	$(20,286)	$11,834

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$135,538	$9,912	$-	$-	$145,450
Revenue between consolidated entities	-	3,570	13,516	-	(17,086)	-
Net revenue	-	139,108	23,428	-	(17,086)	145,450
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	35,027	3,781	-	-	38,808
Selling, general, and administrative expenses, excluding depreciation and amortization	-	47,726	2,241	-	-	49,967
Local service agreement fees between consolidated entities	-	13,516	3,570	-	(17,086)	-
Amortization of broadcast rights	-	8,607	2,242	-	-	10,849
Amortization of intangible assets	-	10,208	2,990	-	-	13,198
Depreciation	-	8,861	1,574	-	-	10,435
Loss on asset disposal, net	-	23	79	-	-	102
Total operating expenses	-	123,968	16,477	-	(17,086)	123,359
Income from operations	-	15,140	6,951	-	-	22,091
Interest expense, net	-	(18,189)	(7,310)	(1,514)	-	(27,013)
Loss on extinguishment of debt	-	(458)	-	(697)	-	(1,155)
Equity in loss of subsidiaries	(7,914)	-	-	(5,703)	13,617	-
Loss before income taxes	(7,914)	(3,507)	(359)	(7,914)	13,617	(6,077)
Income tax expense	-	(2,196)	(623)	-	-	(2,819)
Net loss	$(7,914)	$(5,703)	$(982)	$(7,914)	$13,617	$(8,896)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by operating activities	$-	$41,990	$407	$-	$-	$42,397

Cash flows from investing activities:
Purchases of property and equipment	-	(7,039)	(159)	-	-	(7,198)
Other investing activities	-	34	-	-	-	34
Net cash used in investing activities	-	(7,005)	(159)	-	-	(7,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	37,500	-	-	-	37,500
Repayments of long-term debt	-	(67,465)	(895)	-	-	(68,360)
Inter-company payments	(559)	559	-	-	-	-
Other financing activities	559	-	-	-	-	559
Net cash (used in) financing activities	-	(29,406)	(895)	-	-	(30,301)
Net increase (decrease) in cash and cash equivalents	-	5,579	(647)	-	-	4,932
Cash and cash equivalents at beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at end of period	$-	$11,227	$1,251	$-	$-	$12,478

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in) operating activities	$-	$21,584	3,644	$(3,008)	$-	$22,220

Cash flows from investing activities:
Purchases of property and equipment	-	(6,815)	(137)	-	-	(6,952)
Escrow payment on station acquisition	-	(1,000)	-	-	-	(1,000)
Other investing activities	-	12	18	-	-	30
Net cash used in investing activities	-	(7,803)	(119)	-	-	(7,922)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	50,000	-	-	-	50,000
Repayments of long-term debt	-	(28,855)	(195)	(45,907)	-	(74,957)
Inter-company payments	(67)	(48,848)	-	48,915	-	-
Other financing activities	67	(541)	8	-	-	(466)
Net cash (used in) provided by financing activities	-	(28,244)	(187)	3,008	-	(25,423)
Net (decrease) increase in cash and cash equivalents	-	(14,463)	3,338	-	-	(11,125)
Cash and cash equivalents at beginning of period	-	22,409	1,249	-	-	23,658
Cash and cash equivalents at end of period	$-	$7,946	$4,587	$-	$-	$12,533

11.	Subsequent Events

On July 18, 2012, Nexstar and Mission signed definitive agreements to acquire the assets of twelve television stations in eight markets and Inergize Digital Media operations from Newport for $285.5 million, subject to adjustments for working capital acquired. Nexstar will acquire ten stations and Inergize Digital Media and Mission will acquire the two remaining stations. The stations to be acquired are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Salt Lake City, UT	33	KTVX KUCW	ABC CW
Memphis, TN	49	WPTY WLMT	ABC CW
Syracuse, NY	84	WSYR	ABC
Binghamton, NY	157	WBGH WIVT	NBC ABC
Elmira, NY	174	WETM	NBC
Jackson, TN	176	WJKT	FOX
Watertown, NY	177	WWTI	ABC

Mission:
Little Rock, AR	56	KLRT KASN	FOX CW

Deposits totaling $28.6 million were made upon signing the agreements. Nexstar and Mission have secured commitments for new $645.0 million senior secured credit facilities comprised of $570.0 million in Term Loan B due 2019 and $75.0 million in revolving loans due December 2017. The Company will use the proceeds of these loans to finance the acquisitions, as well as for retirement of the 7% Notes, the 7% PIK Notes and debt outstanding under the Company’s existing senior secured credit facilities. The Company is currently evaluating the accounting impact of the debt transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company expects them to close in December 2012.

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

Executive Summary

2012 Highlights

•
Net revenue during the second quarter of 2012 increased by $13.4 million, or 17.7 % as compared to the same period in 2011. The increase in net revenue was primarily due to the second half of 2011 acquisitions of WFRV, WJMN, and WEHT along with increases in retransmission compensation and political advertising, which was partially offset by the discontinuance of management fee revenue from our terminated management services agreement with Four Points and decreased revenue from stations associated with terminated FOX affiliation agreements. Newly acquired stations contributed approximately $6.5 million to the consolidated net revenue for the second quarter.

•	During the quarter, the Company borrowed $20.3 million, net, of its revolving loans under its senior secured credit facilities.

•
On May 11, 2012, we redeemed $34.0 million of our outstanding 7% Notes at 100%. As a result of the redemption, we recorded $0.5 million of loss on extinguishment of debt related to this transaction. We funded the redemption from cash on hand and borrowings under our revolving credit facility.

•
On July 18, 2012, Nexstar and Mission signed definitive agreements to acquire the assets of twelve television stations in eight markets and Inergize Digital Media operations from Newport for $285.5 million in cash, subject to adjustments for working capital acquired. We also received commitments for a new $645.0 million in senior secured credit facilities consisting of $570.0 million in Term Loan B due in 2019 and $75.0 million in revolving loans due December 2017. We expect the acquisitions to close in December 2012.

Overview of Operations

We owned and operated 36 television stations and seven digital multicast channels as of June 30, 2012. Additionally, as of June 30, 2012, we programmed or provided sales and other services to 19 additional television stations and four digital multicast channels through various local service agreements with their owners, including 17 television stations and four digital multicast channels owned and operated by Mission. All of the stations to which we provide programming, sales, or other services, including Mission, are wholly owned by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2022) are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$47,359	51.1	$45,666	58.5	$92,792	51.6	$88,923	59.1
National	18,829	20.3	16,356	20.9	36,235	20.2	31,417	20.9
Political	5,982	6.4	2,032	2.6	8,776	4.9	2,592	1.7
Retransmission compensation	15,283	16.5	8,600	11.0	29,779	16.5	17,117	11.4
eMedia revenue	4,426	4.8	4,083	5.2	8,559	4.8	7,756	5.1
Network compensation	222	0.2	278	0.4	394	0.2	542	0.3
Management fee	-	-	500	0.6	1,961	1.1	1,000	0.7
Other	612	0.7	595	0.8	1,232	0.7	1,172	0.8
Total gross revenue	92,713	100.0	78,110	100.0	179,728	100.0	150,519	100.0
Less: Agency commissions	(9,322)	(10.1)	(7,994)	(10.2)	(17,683)	(9.8)	(15,345)	(10.2)
Net broadcast revenue	83,391	89.9	70,116	89.8	162,045	90.2	135,174	89.8
Trade and barter revenue	5,473		5,389		10,461		10,276
Net revenue	$88,864		$75,505		$172,506		$145,450

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$88,864	100.0	$75,505	100.0	$172,506	100.0	$145,450	100.0
Operating expenses (income):
Corporate expenses	5,119	5.8	4,516	6.0	10,533	6.1	9,334	6.4
Station direct operating expenses, net of trade	19,941	22.4	17,499	23.2	40,511	23.5	35,087	24.1
Selling, general and administrative expenses	22,014	24.8	20,439	27.1	43,728	25.3	40,633	27.9
(Gain) loss on asset disposal, net	(2)	-	94	0.1	(21)	-	102	0.1
Trade and barter expense	5,041	5.7	5,309	7.0	10,036	5.8	10,161	7.0
Depreciation and amortization	11,226	12.6	12,564	16.6	22,578	13.1	23,633	16.3
Amortization of broadcast rights, excluding barter	2,062	2.3	2,159	2.9	4,173	2.4	4,409	3.0
Income from operations	$23,463		$12,925		$40,968		$22,091

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Gross local advertising revenue was $47.4 million for the three months ended June 30, 2012, compared to $45.7 million for the same period in 2011, an increase of $1.7 million, or 3.7%. The increase was primarily related to incremental advertising from our automotive customers and revenue from our acquired stations which more than offset the decrease associated with the termination of certain FOX affiliation agreements. Gross national advertising revenue was $18.8 million for the three months ended June 30, 2012, compared to $16.3 million for the same period in 2011, an increase of $2.5 million, or 15.1%, of which approximately 60% related to the acquired stations. Our largest advertiser category, automotive, represented 22.5% and 18.8% of local and national advertising revenue for the three months ended June 30, 2012 and 2011, respectively. Overall, this category increased by 27.7%, of which approximately 40% came from our acquired stations. The other categories representing our top five were fast food/restaurants, which decreased 7.4%, paid programming, which increased 4.6%, radio/cable/TV/newspapers, which increased 6.4%, and furniture, which remained flat.

Gross political advertising revenue was $6.0 million for the three months ended June 30, 2012, compared to $2.0 million for the same period in 2011, an increase of $4.0 million, or 194.4%, as expected, due to 2012 being an election year.

Retransmission compensation was $15.3 million for the three months ended June 30, 2012, compared to $8.6 million for the same period in 2011, an increase of $6.7 million, or 77.7%. The increase in retransmission compensation was primarily the result of our acquired stations and renegotiated contracts providing for higher rates per subscriber during the year.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $4.4 million for the three months ended June 30, 2012, compared to $4.1 million for the same period in 2011, an increase of $0.3 million or 8.4%. The increase in eMedia revenue is attributable to eMedia sales efforts and incremental revenue from acquired stations.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $5.1 million for the three months ended June 30, 2012, compared to $4.5 million for the same period in 2011, an increase of $0.6 million, or 13.4%. The increase was due to an increase in payroll and payroll-related costs, primarily due to increased bonus expense related to higher revenues in this political year and increased corporate headcount from our acquisition of a software development company in July 2011.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $42.0 million for the three months ended June 30, 2012, compared to $37.9 million for the same period in 2011, an increase of $4.0 million, or 10.6%. The increase was primarily due to expenses of the newly acquired stations, as well as an increase of $0.8 million in network affiliation fees due to the renewed network agreements entered into in 2011 and an incremental $0.3 million of employee health claims.

Amortization of broadcast rights, excluding barter, remained relatively consistent at $2.1 million for the three months ended June 30, 2012, compared to $2.2 million for the same period in 2011, a decrease of $0.1 million, or 4.5%.

Amortization of intangible assets was $5.5 million for the three months ended June 30, 2012, compared to $7.4 million for the same period in 2011, a decrease of $1.8 million, or 25.1%. The incremental amortization from acquired stations was offset by the 2011 termination of certain FOX affiliation contracts which were fully amortized in 2011.

Depreciation of property and equipment was $5.7 million for the three months ended June 30, 2012, compared to $5.2 million for the same period in 2011, an increase of $0.5 million, or 9.8%, primarily due to the incremental depreciation of fixed assets at our newly acquired stations.

Interest Expense

Interest expense, net was $12.6 million for the three months ended June 30, 2012, compared to $13.3 million for the same period in 2011, a decrease of $0.7 million, or 5.5%. The decrease was primarily attributed to our redemption of notes with higher interest financed with our senior secured credit facility, as well as an overall reduction in debt.

Income Taxes

Income tax expense was $1.6 million for the three months ended June 30, 2012, compared to $1.4 million for the same period in 2011, an increase of $0.2 million, or 13.0%. The increase was due to the incremental goodwill and FCC licenses from our 2011 acquisitions. Our provision for income taxes is primarily created by changes in the position during the year arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Gross local advertising revenue was $92.8 million for the six months ended June 30, 2012, compared to $88.9 million for the same period in 2011, an increase of $3.9 million, or 4.4%. The increase was primarily related to incremental advertising from our automotive customers and revenue from our acquired stations which more than offset a decrease associated with the termination of certain FOX affiliation agreements. Gross national advertising revenue was $36.2 million for the six months ended June 30, 2012, compared to $31.4 million for the same period in 2011, an increase of $4.8 million, or 15.3%, of which approximately 55% related to the acquired stations. Our largest advertiser category, automotive, represented 22.8% and 19.8% of local and national advertising revenue for the six months months ended June 30, 2012 and 2011, respectively. Overall, this category increased by 23.3%, of which approximately 40% came from our acquired stations. The other categories representing our top five were fast food/restaurants, which decreased 3.3%, paid programming, which increased 5.4%, furniture, which increased 4.7% and radio/cable/TV/newspapers, which increased 6.8%.

Gross political advertising revenue was $8.8 million for the six months ended June 30, 2012, compared to $2.6 million for the same period in 2011, an increase of $6.2 million, or 238.6%, as expected, due to 2012 being an election year.

Retransmission compensation was $29.8 million for the six months ended June 30, 2012, compared to $17.1 million for the same period in 2011, an increase of $12.7 million, or 74.0%. The increase in retransmission compensation was primarily the result of our acquired stations and renegotiated contracts providing for higher rates per subscriber.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $8.6 million for the six months ended June 30, 2012, compared to $7.8 million for the same period in 2011, an increase of $0.8 million or 10.4%. The increase in eMedia revenue is attributable to our eMedia sales efforts and incremental revenue from acquired stations.

Management fee revenue was $2.0 million for the six months ended June 30, 2012, which primarily represents a contract termination fee received upon closing of the sale of Four Points’ stations to Sinclair Broadcast Group. Management fee revenue was $1.0 million for the six months ended June 30, 2011.

Operating Expenses

Corporate expenses, related to costs associated with the centralized operation of Nexstar’s and Mission’s stations, were $10.5 million for the six months ended June 30, 2012, compared to $9.3 million for the same period in 2011, an increase of $1.2 million, or 12.8%. The increase was due to an increase in payroll and payroll-related costs, primarily due to increased bonus expense related to higher revenues in this political year and increased corporate headcount from our acquisition of a software development company in July 2011.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $84.2 million for the six months ended June 30, 2012, compared to $75.7 million for the same period in 2011, an increase of $8.5 million, or 11.3%. The increase was primarily due to expenses of the newly acquired stations, as well as an increase of $1.8 million in network affiliation fees due to the renewed network agreements entered into in 2011 and an incremental $0.8 million of employee health claims.

Amortization of broadcast rights, excluding barter, remained relatively consistent at $4.2 million for the six months ended June 30, 2012, compared to $4.4 million for the same period in 2011, a decrease of $0.2 million, or 5.4%. The decrease was primarily due to the ceased syndication of The Oprah Winfrey Show in September 2011, which was partially offset by the incremental amortization of broadcast rights of newly acquired stations.

Amortization of intangible assets was $11.1 million for the six months ended June 30, 2012, compared to $13.2 million for the same period in 2011, a decrease of $2.1 million, or 15.8%.The incremental amortization from acquired stations was offset by the 2011 termination of certain FOX affiliation contracts which were fully amortized in 2011.

Depreciation of property and equipment was $11.5 million for the six months ended June 30, 2012, compared to $10.4 million for the same period in 2011, an increase of $1.0 million, or 9.9%, primarily due to the incremental depreciation of fixed assets at our newly acquired stations.

Interest Expense

Interest expense, net was $25.5 million for the six months ended June 30, 2012, compared to $27.0 million for the same period in 2011, a decrease of $1.5 million, or 5.7%. The decrease in interest expense was primarily attributed to the buyback and redemption of notes with higher interest rates, financed with our senior secured credit facility, as well as an overall reduction in debt.

Income Taxes

Income tax expense was $3.2 million for the six months ended June 30, 2012, compared to $2.8 million for the same period in 2011, an increase of $0.3 million, or 11.9%. The increase was due to the incremental goodwill and FCC licenses from our 2011 acquisitions.  Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax expense or benefit was recorded with respect to the net income (loss) in 2012 and 2011 as the utilization of net operating losses is not more likely than not to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$42,397	$22,220
Net cash used in investing activities	(7,164)	(7,922)
Net cash used in financing activities	(30,301)	(25,423)
Net increase (decrease) in cash and cash equivalents	$4,932	$(11,125)
Cash paid for interest	$26,131	$26,736
Cash paid for income taxes, net	$522	$499

	As of	As of
	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$12,478	$7,546
Long-term debt including current portion	609,296	640,361
Unused commitments under senior secured credit facilities(1)	48,000	50,700

(1)
Based on covenant calculations, as of June 30, 2012, all of the $48 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $20.2 million during the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily due to an increase in net revenue of $27.1 million and a decrease in cash paid for interest of $0.6 million which was partially offset by incremental expenses of newly acquired businesses.

Cash paid for interest decreased by $0.6 million during the six months ended June 30, 2012 compared to the same period in 2011. The decrease was due to the $2.8 million decrease in cash paid for interest of our 11.375% senior discount notes redeemed in 2011, which was partially offset by $1.2 million increase in cash interest paid on the 7% Notes and $0.6 million increase in cash interest paid on the senior secured credit facilities.

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

Cash Flows – Investing Activities

Net cash used in investing activities decreased by $0.8 million during the six months ended June 30, 2012 compared to the same period in 2011.   The decrease was primarily due to a $1.0 million escrow payment made in April 2011 for the acquisition of WFRV and WJMN, partially offset by increased spending on capital expenditures.

Cash Flows – Financing Activities

Net cash used in financing activities was $30.3 million for the six months ended June 30, 2012 compared to $25.4 million for the same period in 2011. In 2012, we completed a partial redemption of $34.0 million of our outstanding 7% Notes, borrowed a net amount of $2.7 million on our revolving loans and paid the contractual maturities under our senior secured credit facilities, for a total payment of $0.8 million. These repayments were partially offset by $0.6 million of proceeds from stock option exercises. In 2011, we completed the redemption of $45.9 million of our outstanding 11.375% Notes, repurchased $7.5 million of our outstanding 7% Notes and $24.2 million of our outstanding 7% PIK Notes, as well as paid amounts due under the Company’s senior secured credit facilities of $0.6 million and borrowed an additional $50 million of term loan with the amendment to our senior secured credit facility.

Although our senior secured credit facility limits, but does not prohibit, the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2012, Nexstar and Mission had total combined debt of $609.3 million, which represented 138.9% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

On May 11, 2012, Nexstar Broadcasting redeemed $34.0 million of its 7% Notes at 100.0%. The redemption was funded with cash on hand and borrowings under our revolving credit facility.

Nexstar and Mission had $48.0 million of total unused revolving loan commitments under our respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2012. On July 18, 2012, in connection with the asset purchase agreements signed with Newport, Nexstar and Mission paid $28.6 million in deposits, which was funded with additional borrowings from the Company’s revolving loans under its senior secured credit facilities. The Company’s ability to access funds under our senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our future borrowing capacity and the amount of total unused revolving loan commitments.

Nexstar Broadcasting and Mission have received commitments for new $645.0 million senior secured credit facilities consisting of $570.0 million in Term Loan B due in 2019 and $75.0 million in revolving loans due December 2017. The Company will use the proceeds of these loans to finance the acquisitions from Newport, as well as retirement of the 7% Notes, the 7% PIK Notes and debt outstanding under the Company’s existing senior secured credit facilities.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2012 (in thousands):

		Remainder
	Total	of 2012	2013-2014	2015-2016	Thereafter
Nexstar senior secured credit facility	$130,155	$555	$23,220	$106,380	$-
Mission senior secured credit facility	44,220	195	6,780	37,245	-
8.875% senior secured second lien notes due 2017	325,000	-	-	-	325,000
7% senior subordinated notes due 2014	3,912	-	3,912	-	-
7% senior subordinated PIK notes due 2014.	112,593	-	112,593	-	-
	$615,880	$750	$146,505	$143,625	$325,000

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Our 7% Notes, 7% PIK Notes and 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from June 30, 2012.

No Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that as of June 30, 2012 there has been no material change to this information.

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

The term loan borrowings at June 30, 2012 under the Company’s senior secured credit facilities bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which was 4.46% at June 30, 2012. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2012 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $0.9 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of June 30, 2012. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have a $0.1 million impact on our operations and cash flows. Our 7% Notes, our 8.875% Notes and our 7% PIK Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV).*
10.2	Amendment of Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN).*
10.3
Asset Purchase Agreement, dated as of July 18, 2012, by and among Nexstar Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012).

10.4
Asset Purchase Agreement, dated as of July 18, 2012, by and among Mission Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012).

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

Dated: August 8, 2012