Form 10-Q
period 2012-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2012-11-08
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had 15,608,131 shares of Class A Common Stock and 13,411,588 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,236	$7,546
Accounts receivable, net of allowance for doubtful accounts of $1,597 and $1,313,	67,446	71,279
respectively
Current portion of broadcast rights	19,169	16,290
Prepaid expenses and other current assets	2,412	1,734
Total current assets	101,263	96,849
Property and equipment, net	139,742	146,613
Broadcast rights	16,381	9,351
Goodwill	112,575	112,575
FCC licenses	119,569	119,569
FCC licenses of Mission	21,939	21,939
Other intangible assets, net	64,924	81,519
Other noncurrent assets, net	34,966	6,619
Total assets	$611,359	$595,034
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,500	$1,500
Current portion of broadcast rights payable	16,338	13,534
Accounts payable	8,948	9,175
Accrued expenses	13,512	13,223
Taxes payable	295	402
Interest payable	14,982	10,868
Deferred revenue	3,539	2,196
Other liabilities of Mission	5,914	5,201
Other liabilities	1,130	1,131
Total current liabilities	66,158	57,230
Debt	613,748	638,861
Broadcast rights payable	12,984	8,435
Deferred tax liabilities	43,666	40,278
Deferred revenue	136	428
Deferred gain on sale of assets	1,821	1,999
Deferred representation fee incentive	3,781	4,345
Other liabilities of Mission	21,410	18,729
Other liabilities	7,932	8,133
Total liabilities	771,636	778,438
Commitments and contingencies
Stockholders' deficit:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and
outstanding at each of September 30, 2012 and December 31, 2011	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 15,607,131 and 15,387,131 shares issued and outstanding at September 30, 2012 and
December 31, 2011, respectively	156	154
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 13,411,588
shares issued and outstanding at each of September 30, 2012 and December 31, 2011	134	134
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and
outstanding at each of September 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	408,384	406,654
Accumulated deficit	(568,951)	(590,346)
Total stockholders' deficit	(160,277)	(183,404)
Total liabilities and stockholders' deficit	$611,359	$595,034

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$89,952	$74,839	$262,458	$220,289
Operating expenses (income):
Direct operating expenses, excluding depreciation and
amortization	21,950	20,826	65,930	59,634
Selling, general, and administrative expenses, excluding
depreciation and amortization	27,510	26,346	81,771	76,313
Amortization of broadcast rights	5,563	6,650	16,303	17,499
Amortization of intangible assets	5,480	7,213	16,595	20,411
Depreciation	5,896	5,618	17,359	16,053
(Gain) loss on asset disposal, net	(4)	(82)	(25)	20
Total operating expenses	66,395	66,571	197,933	189,930
Income from operations	23,557	8,268	64,525	30,359
Interest expense, net	(12,438)	(13,069)	(37,921)	(40,082)
Loss on extinguishment of debt	-	-	(497)	(1,155)
Income (loss) before income taxes	11,119	(4,801)	26,107	(10,878)
Income tax expense	(1,558)	(1,458)	(4,712)	(4,277)
Net income (loss)	$9,561	$(6,259)	$21,395	$(15,155)
Net income (loss) per common share:
Basic	$0.33	$(0.22)	$0.74	$(0.53)
Diluted	$0.31	$(0.22)	$0.70	$(0.53)
Weighted average number of common shares outstanding:
Basic	28,960	28,799	28,881	28,568
Diluted	30,703	28,799	30,561	28,568

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2012
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2011	-	$-	15,387,131	$154	13,411,588	$134	-	$-	$406,654	$(590,346)	$(183,404)
Stock-based compensation expense	-	-	-	-	-	-	-	-	725	-	725
Exercise of stock options	-	-	220,000	2	-	-	-	-	1,005	-	1,007
Net income	-	-	-	-	-	-	-	-	-	21,395	21,395
Balance as of September 30, 2012	-	$-	15,607,131	$156	13,411,588	$134	-	$-	$408,384	$(568,951)	$(160,277)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$21,395	$(15,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	4,307	3,914
Provision for bad debts	1,448	1,517
Depreciation of property and equipment	17,359	16,053
Amortization of intangible assets	16,595	20,411
Amortization of debt financing costs	1,238	1,292
Amortization of broadcast rights, excluding barter	6,489	7,662
Payments for broadcast rights	(6,681)	(8,008)
Payment-in-kind interest accrued to debt	-	21
(Gain) loss on asset disposal, net	(25)	20
Loss on extinguishment of debt	497	1,155
Premium on debt extinguishment, net	-	(254)
PIK interest paid upon debt extinguishment	-	(215)
Issue discount paid upon debt extinguishment	(1,190)	(3,126)
Deferred gain recognition	(327)	(327)
Amortization of debt discount	1,016	1,397
Amortization of deferred representation fee incentive	(564)	(464)
Stock-based compensation expense	725	863
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,385	1,343
Prepaid expenses and other current assets	(679)	447
Other noncurrent assets	97	4
Accounts payable and accrued expenses	(179)	1,470
Taxes payable	(107)	(123)
Interest payable	4,114	6,358
Deferred revenue	1,051	(714)
Other liabilities of Mission	174	(208)
Other noncurrent liabilities	(409)	(367)
Net cash provided by operating activities	68,729	34,966
Cash flows from investing activities:
Purchases of property and equipment	(11,024)	(10,842)
Proceeds from disposals of property and equipment	39	94
Deposits and payments for acquisitions	(28,554)	(21,064)
Net cash used in investing activities	(39,539)	(31,812)
Cash flows from financing activities:
Repayments of long-term debt	(95,735)	(87,832)
Payments for debt financing costs	(251)	(533)
Proceeds from issuance of long-term debt	70,500	69,300
Proceeds from exercise of stock options	1,007	67
Payments for capital lease obligations	(21)	-
Net cash used in financing activities	(24,500)	(18,998)
Net increase (decrease) in cash and cash equivalents	4,690	(15,844)
Cash and cash equivalents at beginning of period	7,546	23,658
Cash and cash equivalents at end of period	$12,236	$7,814
Supplemental information:
Interest paid	$32,693	$34,208
Income taxes paid, net	$522	$499
Non-cash investing and financing activities:
Accrued debt financing costs	$259	$30
Accrued purchases of property and equipment	$1,547	$1,068
Purchases of property and equipment through trade	$192	$430
Entry into capital leases for property and equipment	$229	$-
Station acquisition through issuance of Class A common stock	$-	$2,423

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

    As of September 30, 2012, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 55 television stations and 11 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 32 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin and Michigan. The stations are affiliates of NBC (12 stations), CBS (11 stations), ABC (11 stations), FOX (11 stations), MyNetworkTV (5 stations and one digital multicast channel), The CW (2 stations), and Bounce TV (10 digital multicast channels) and three are independent. Through various local service agreements, Nexstar provided sales, programming and other services to 19 stations and four digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2011. The balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of September 30, 2012, the assets of Mission consisted of current assets of $4.1 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $7.9 million, FCC licenses of $21.9 million, goodwill of $18.7 million, other intangible assets of $11.5 million, property and equipment of $22.2 million and other noncurrent assets of $7.2 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 12 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2012:

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

Variable Interest Entities

The Company may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of the station. The term local service agreements generally refers to a contract between separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. In addition to those with Mission, Nexstar has VIEs in connection with local service agreements entered into with stations as discussed below.

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Newport Television License LLC (“Newport”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.5 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively and $4.0 million and $3.7 million for the nine months then ended. Nexstar has a balance due to Sinclair for fees under these arrangements in the amount of $1.5 million and $0.7 million as of September 30, 2012 and December 31, 2011, respectively. Nexstar also has receivables in the amount of $2.5 million and $2.7 million as of September 30, 2012 and December 31, 2011, respectively, for advertising aired on these two stations.

Nexstar has also determined that it had a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owned and operated seven individual stations in four markets. Under this agreement, Nexstar managed the stations for Four Points but did not have ultimate control over the policies or operations of the stations. Nexstar had evaluated the business arrangement with Four Points and concluded that Nexstar was not the primary beneficiary of the variable interest because it did not have the ultimate power to direct the activities that most significantly impacted the economic performance of the stations, including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar did not consolidate Four Points’ financial results into its own. In September 2011, Four Points entered into a definitive agreement to sell its stations to Sinclair. The sale closed on January 3, 2012, terminating the management services agreement, whereby Nexstar received a payment of $6.7 million, including the outstanding accounts receivable balance of $4.8 million and a contract termination fee of $1.9 million recorded in net revenue. As of September 30, 2012, all amounts due from Four Points had been received.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of each of September 30, 2012 and December 31, 2011, the Company had $0.1 million invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options. The following table shows the amounts used in computing the Company’s diluted shares for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares outstanding - basic	28,960	28,799	28,881	28,568
Effect of dilutive stock options	1,743	-	1,680	-
Weighted average shares outstanding - diluted	30,703	28,799	30,561	28,568

The Company reported a net loss for the three and nine months ended September 30, 2011 and stock options with potentially dilutive effect were excluded from the diluted shares calculation as the effect would have been anti-dilutive. During the three and nine months ended September 30, 2012 and 2011, the following weighted average options were outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options with a potentially dilutive effect	3,500	1,454	3,579	1,350
Out-of-the-money and other anti-dilutive options	308	2,317	173	2,430
Total weighted average options outstanding	3,808	3,771	3,752	3,780

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

3.	Acquisitions and Dispositions

Newport Acquisitions

On July 18, 2012, Nexstar and Mission signed definitive agreements to acquire the assets of twelve television stations in eight markets and Inergize Digital Media operations from Newport (the “Newport Acquisitions”) for $285.5 million, subject to adjustments for working capital acquired. Nexstar will acquire ten stations and Inergize Digital Media and Mission will acquire the two remaining stations. The stations to be acquired are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Salt Lake City, UT	33	KTVX	ABC
		KUCW	CW
Memphis, TN	49	WPTY	ABC
		WLMT	CW
Syracuse, NY	84	WSYR	ABC
Binghamton, NY	157	WBGH	NBC
		WIVT	ABC
Elmira, NY	174	WETM	NBC
Jackson, TN	176	WJKT	FOX
Watertown, NY	177	WWTI	ABC

Mission:
Little Rock, AR	56	KLRT	FOX
		KASN	CW

Deposits totaling $28.6 million were made upon signing the agreements. The Company will finance the purchase price with new senior secured credit facilities (See Note 6). The acquisitions are subject to certain customary conditions and the Company expects them to close in December 2012.

On October 31, 2012, Nexstar entered into a definitive agreement to acquire the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for $35.4 million, subject to adjustments for working capital acquired. A deposit of $3.5 million was made upon signing the agreement.  Nexstar intends to finance the purchase price of this acquisition from Newport with new senior secured credit facilities (See note 6). The acquisition is subject to FCC approval and other customary conditions and Nexstar, assuming the approvals are obtained and conditions are met, expects it to close in first quarter of 2013.

During the three and nine months ended September 30, 2012, the Company incurred acquisition related costs of $0.8 million and $0.9 million, respectively, which primarily consisted of legal and professional fees.  These costs are included in selling, general and administrative expenses of Nexstar’s condensed consolidated statements of operations.

Smith Media, LLC (“Smith Media”) Acquisition

    On November 2, 2012, Nexstar and Mission entered into a definitive agreement to acquire the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market, from Smith Media for a total of $17.1 million, subject to adjustments for working capital acquired. A deposit of $0.8 million was made upon signing the agreement. The Company intends to finance the purchase price with new senior secured credit facilities (See Note 6). The acquisition is subject to FCC approval and other customary conditions and the Company, assuming the approvals are obtained and conditions are met, expects it to close in first quarter of 2013.

Beaumont Station Sale

On August 16, 2012, Nexstar entered into a definitive agreement to sell the net assets of KBTV, its FOX and Bounce TV affiliate in Beaumont-Port Arthur, TX, to Deerfield Media (Port Arthur), Inc. for $14.0 million, subject to adjustments for working capital sold. The accounting for the transaction has not yet been determined, but Nexstar anticipates the recognition of a gain on the sale. Completion of the sale is subject to approval by regulatory authorities and other customary conditions, and Nexstar expects the sale to close prior to the end of 2012. Proceeds of the sale will be used to repay debt obligations and for general corporate purposes.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2012			December 31, 2011
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation
agreements	15	$326,567	$(263,434)	$63,133	$326,567	$(247,725)	$78,842
Other definite-lived
intangible assets	1-15	14,521	(12,730)	1,791	14,521	(11,844)	2,677
Other intangible assets		$341,088	$(276,164)	$64,924	$341,088	$(259,569)	$81,519

The following table presents the Company’s estimate of amortization expense for the remainder of 2012, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2012 (in thousands):

Remainder of 2012	$5,406
2013	16,912
2014	10,844
2015	9,457
2016	5,699
2017	5,431
Thereafter	11,175

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2011	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508
Balance as of September 30, 2012	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2012, the Company did not identify any events that would trigger an impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Compensation and related taxes	$5,835	$5,676
Sales commissions	1,701	1,547
Employee benefits	1,050	977
Property taxes	1,304	699
Other accruals related to operating expenses	3,622	4,324
	$13,512	$13,223

6.	Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Term loans	$147,000	$148,125
Revolving loans	33,000	24,300
8.875% Senior secured second lien notes due 2017, net of discount of $5,884
and $6,638	319,116	318,362
7% Senior subordinated notes due 2014, net of discount of $26 and $396	3,886	37,516
7% Senior subordinated PIK notes due 2014, net of discount of $347 and $535	112,246	112,058
	615,248	640,361
Less: current portion	1,500	1,500
	$613,748	$638,861

2012 Transactions

In connection with the Newport Acquisitions, Nexstar and Mission have secured commitments for $445.0 million in new senior secured credit facilities comprised of $350.0 million in term loans due 2019 and $95.0 million in revolving credit due December 2017. The Company will use the proceeds of these loans to finance the acquisitions (See Note 3), as well as for retirement of debt outstanding under the Company’s existing senior secured credit facilities. The Company is currently evaluating the accounting impact of these transactions.

On October 24, 2012, Nexstar commenced an offer to sell $250.0 million of 6.875% Senior Notes due 2020 (the “6.875 Notes”) at par.  The sale of the 6.875% Notes is expected to be completed on or about November 9, 2012.  The proceeds of the 6.875% Notes will be used to retire the 7% Senior Subordinated Notes due 2014 (the “7% Notes”) and 7% Senior Subordinated PIK Notes due 2014 (the “7% PIK Notes”), repay a portion of the amounts outstanding under Nexstar’s senior secured credit facility and pay related fees and expenses.  The 6.875% Notes will be senior unsecured obligations of Nexstar and will be guaranteed by Mission. On October 24, 2012, Nexstar commenced a tender offer to retire the 7% Notes and the 7% PIK Notes for $1,003 per each $1,000 of outstanding principal, plus any accrued and unpaid interest. The tender offer will expire on November 21, 2012, unless extended or earlier terminated by Nexstar in its sole discretion.

On October 23, 2012, Nexstar and Mission entered into amendments to each of their senior secured credit facilities. The amendments exclude, through and including December 31, 2012, from the calculation of indebtedness and prepayment requirement, the proceeds of the 6.875% Notes and permit Nexstar to hold the net proceeds of the 6.875% Notes, pending repurchase of its outstanding 7% Notes and 7% PIK Notes and refinancing of a portion of the borrowings outstanding under its senior secured credit facilities with such proceeds, until December 31, 2012.

On September 27, 2012, Nexstar and Mission entered into amendments to each of their senior secured credit facilities.  The amendments remove the requirement for the Company to provide pro forma certificates to the lenders prior to entering into an acquisition and exclude any acquisitions from dollar limitations within the credit agreements if they are not to be funded with the existing senior secured credit facilities.

On May 11, 2012, Nexstar redeemed $34.0 million of its outstanding 7% Notes at 100.0%. As a result of the redemption, Nexstar recorded approximately $0.5 million of loss on extinguishment of debt related to this transaction. Nexstar funded the redemption of the notes from a combination of cash on hand and borrowings under its revolving credit facility.

During the nine months ended September 30, 2012, Nexstar and Mission borrowed a net amount of $5.4 million and $3.3 million, respectively, under their senior secured credit facilities resulting in a consolidated revolving loan balance of $33.0 million as of September 30, 2012. In March, June and September 2012, Nexstar and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $1.1 million.

Unused Commitments and Borrowing Availability

Nexstar had $42.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations as of September 30, 2012. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.50 to 1.00 at September 30, 2012, (2) a maximum consolidated first lien indebtedness ratio of 2.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of September 30, 2012, the Company was in compliance with all of its covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$147,000	$146,170	$148,125	$146,430
Revolving loans(1)	33,000	32,936	24,300	24,171
8.875% Senior secured second lien notes(2)	319,116	351,813	318,362	321,750
7% Senior subordinated notes(2)	3,886	3,902	37,516	37,154
7% Senior subordinated PIK notes(2)	112,246	112,312	112,058	110,341

(1)	The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Nexstar and
Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3
(significant and unobservable).
(2)	The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2 (significant and observable).

7.	Stock-Based Compensation

On September 26, 2012, Nexstar’s majority shareholders approved the 2012 Long-Term Equity Incentive Plan (the “2012 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees or consultants of Nexstar. Under the 2012 Plan, a maximum of 1,500,000 shares of Nexstar’s Class A common stock can be issued plus unissued available shares from Nexstar’s 2003 and 2006 Long-Term Equity Incentive Plans.

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

As of September 30, 2012, $0.7 million of this liability was included in other current liabilities and
$3.8 million was included in deferred representation fee incentive in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general and administrative expense for each of the three months ended September 30, 2012 and 2011 and $0.6 million for each of the nine months then ended.

9.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No benefit has been recognized for the Company’s taxable losses for the three and nine months ended September 30, 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

10.	FCC Regulatory Matters

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

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. . On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

11.	Commitments and Contingencies

Guarantee of Mission Debt

    Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of September 30, 2012, Mission had a maximum commitment of $48.1 million under its senior secured credit facility, which is also outstanding.

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). Nexstar owns, directly and indirectly, 100% of two subsidiaries, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting. The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

As discussed in Note 3 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, the acquisition of WTVW by Mission was deemed under U.S. GAAP to be a change in reporting entity of Mission, thus the historical results of Mission have been presented as if WTVW was owned and operated by Mission as of the earliest period presented.

Nexstar Broadcasting has the following notes outstanding (See Note 6):

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$11,801	$435	$-	$-	$12,236
Due from Nexstar Broadcasting	-	-	5,313	-	(5,313)	-
Other current assets	-	81,561	7,466	-	-	89,027
Total current assets	-	93,362	13,214	-	(5,313)	101,263
Amounts due from subsidiary eliminated
upon consolidation	11,810	-	-	-	(11,810)	-
Amounts due from parents eliminated
upon consolidation	-	3,430	-	-	(3,430)	-
Property and equipment, net	-	117,541	22,201	-	-	139,742
Goodwill	-	93,845	18,730	-	-	112,575
FCC licenses	-	119,569	21,939	-	-	141,508
Other intangible assets, net	-	53,459	11,465	-	-	64,924
Other noncurrent assets	-	40,156	11,191	-	-	51,347
Total assets	$11,810	$521,362	$98,740	$-	$(20,553)	$611,359
LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$-	$1,110	$390	$-	$-	$1,500
Due to Mission	-	5,313	-	-	(5,313)	-
Other current liabilities	-	58,726	19,153	-	(13,221)	64,658
Total current liabilities	-	65,149	19,543	-	(18,534)	66,158
Debt	-	566,015	366,848	-	(319,115)	613,748
Deficiencies in subsidiaries eliminated
upon consolidation	195,365	-	-	180,123	(375,488)	-
Amounts due to subsidiary eliminated
upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	70,321	21,410	2	-	91,730
Total liabilities	195,362	701,485	407,801	195,365	(728,377)	771,636
Stockholders' deficit:
Common stock	290	-	-	-	-	290
Other stockholders' deficit	(183,842)	(180,123)	(309,061)	(195,365)	707,824	(160,567)
Total stockholders' deficit	(183,552)	(180,123)	(309,061)	(195,365)	707,824	(160,277)
Total liabilities and
stockholders' deficit	$11,810	$521,362	$98,740	$-	$(20,553)	$611,359

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$5,648	$1,898	$-	$-	$7,546
Due from Mission	-	4,729	-	-	(4,729)	-
Other current assets	-	83,417	5,886	-	-	89,303
Total current assets	-	93,794	7,784	-	(4,729)	96,849
Amounts due from subsidiary eliminated
upon consolidation	10,077	-	-	-	(10,077)	-
Amounts due from parents eliminated
upon consolidation	-	5,163	-	-	(5,163)	-
Property and equipment, net	-	122,473	24,140	-	-	146,613
Goodwill	-	93,845	18,730	-	-	112,575
FCC licenses	-	119,569	21,939	-	-	141,508
Other intangible assets, net	-	66,243	15,276	-	-	81,519
Other noncurrent assets	-	12,783	3,187	-	-	15,970
Total assets	$10,077	$513,870	$91,056	$-	$(19,969)	$595,034
LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$-	$1,110	$390	$-	$-	$1,500
Due to Nexstar Broadcasting	-	-	4,729	-	(4,729)	-
Other current liabilities	-	50,517	11,222	-	(6,009)	55,730
Total current liabilities	-	51,627	16,341	-	(10,738)	57,230
Debt	-	594,136	363,087	-	(318,362)	638,861
Deficiencies in subsidiaries eliminated
upon consolidation	210,753	-	-	195,511	(406,264)	-
Amounts due to subsidiary eliminated
upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	63,618	18,730	2	-	82,347
Total liabilities	210,750	709,381	398,158	210,753	(750,604)	778,438
Stockholders' deficit:
Common stock	288	-	-	-	-	288
Other stockholders' deficit	(200,961)	(195,511)	(307,102)	(210,753)	730,635	(183,692)
Total stockholders' deficit	(200,673)	(195,511)	(307,102)	(210,753)	730,635	(183,404)
Total liabilities and
stockholders' deficit	$10,077	$513,870	$91,056	$-	$(19,969)	$595,034

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including
trade and barter)	$-	$85,245	$4,707	$-	$-	$89,952
Revenue between consolidated
entities	-	1,935	8,012	-	(9,947)	-
Net revenue	-	87,180	12,719	-	(9,947)	89,952
Operating expenses (income):
Direct operating expenses,
excluding depreciation and
amortization	-	20,117	1,833	-	-	21,950
Selling, general, and
administrative expenses,
excluding depreciation and
amortization	-	26,716	794	-	-	27,510
Local service agreement fees
between consolidated entities	-	8,012	1,935	-	(9,947)	-
Amortization of broadcast rights	-	4,464	1,099	-	-	5,563
Amortization of intangible assets	-	4,210	1,270	-	-	5,480
Depreciation	-	5,195	701	-	-	5,896
Gain on asset disposal, net	-	(4)	-	-	-	(4)
Total operating expenses	-	68,710	7,632	-	(9,947)	66,395
Income from operations	-	18,470	5,087	-	-	23,557
Interest expense, net	-	(8,688)	(3,750)	-	-	(12,438)
Equity in income of subsidiaries	8,562	-	-	8,562	(17,124)	-
Income before income
taxes	8,562	9,782	1,337	8,562	(17,124)	11,119
Income tax expense	-	(1,220)	(338)	-	-	(1,558)
Net income	$8,562	$8,562	$999	$8,562	$(17,124)	$9,561

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including
trade and barter)	$-	$70,209	$4,630	$-	$-	$74,839
Revenue between consolidated
entities	-	1,785	6,469	-	(8,254)	-
Net revenue	-	71,994	11,099	-	(8,254)	74,839
Operating expenses (income):
Direct operating expenses,
excluding depreciation and
amortization	-	18,812	2,014	-	-	20,826
Selling, general, and
administrative expenses,
excluding depreciation and
amortization	-	25,236	1,110	-	-	26,346
Local service agreement fees		6,469	1,785		(8,254)	-
Amortization of broadcast rights	-	5,458	1,192	-	-	6,650
Amortization of intangible assets	-	5,942	1,271	-	-	7,213
Depreciation	-	4,826	792	-	-	5,618
Gain on asset disposal, net	-	(55)	(27)	-	-	(82)
Total operating expenses	-	66,688	8,137	-	(8,254)	66,571
Income from operations	-	5,306	2,962	-	-	8,268
Interest expense, net	-	(9,385)	(3,684)	-	-	(13,069)
Equity in loss of subsidiaries	(5,224)		-	(5,224)	10,448	-
Loss before income taxes	(5,224)	(4,079)	(722)	(5,224)	10,448	(4,801)
Income tax expense	-	(1,145)	(313)	-	-	(1,458)
Net loss	$(5,224)	$(5,224)	$(1,035)	$(5,224)	$10,448	$(6,259)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including
trade and barter)	$-	$248,521	$13,937	$-	$-	$262,458
Revenue between consolidated
entities	-	5,805	23,304	-	(29,109)	-
Net revenue	-	254,326	37,241	-	(29,109)	262,458
Operating expenses (income):
Direct operating expenses,
excluding depreciation and
amortization	-	60,583	5,347	-	-	65,930
Selling, general, and
administrative expenses,
excluding depreciation and
amortization	-	79,730	2,041	-	-	81,771
Local service agreement fees
between consolidated entities	-	23,304	5,805	-	(29,109)	-
Amortization of broadcast rights	-	13,089	3,214	-	-	16,303
Amortization of intangible assets	-	12,784	3,811	-	-	16,595
Depreciation	-	15,217	2,142	-	-	17,359
Gain on asset disposal, net	-	(25)	-	-	-	(25)
Total operating expenses	-	204,682	22,360	-	(29,109)	197,933
Income from operations	-	49,644	14,881	-	-	64,525
Interest expense, net	-	(26,715)	(11,206)	-	-	(37,921)
Loss on extinguishment of debt	-	(497)	-	-	-	(497)
Equity in income of subsidiaries	18,705	-	-	18,705	(37,410)	-
Income before income
taxes	18,705	22,432	3,675	18,705	(37,410)	26,107
Income tax expense	-	(3,727)	(985)	-	-	(4,712)
Net income	$18,705	$18,705	$2,690	$18,705	$(37,410)	$21,395

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including
trade and barter)	$-	$205,747	$14,542	$-	$-	$220,289
Revenue between consolidated
entities	-	5,355	19,985	-	(25,340)	-
Net revenue	-	211,102	34,527	-	(25,340)	220,289
Operating expenses (income):
Direct operating expenses,
excluding depreciation and
amortization	-	53,839	5,795	-	-	59,634
Selling, general, and
administrative expenses,
excluding depreciation and
amortization	-	72,962	3,351	-	-	76,313
Local service agreement fees
between consolidated entities	-	19,985	5,355	-	(25,340)	-
Amortization of broadcast rights	-	14,065	3,434	-	-	17,499
Amortization of intangible assets	-	16,150	4,261	-	-	20,411
Depreciation	-	13,687	2,366	-	-	16,053
(Gain) loss on asset disposal, net	-	(32)	52	-	-	20
Total operating expenses	-	190,656	24,614	-	(25,340)	189,930
Income from operations	-	20,446	9,913	-	-	30,359
Interest expense, net	-	(27,574)	(10,994)	(1,514)	-	(40,082)
Loss on extinguishment of debt	-	(458)	-	(697)	-	(1,155)
Equity in loss of subsidiaries	(13,138)	-	-	(10,927)	24,065	-
Loss before income taxes	(13,138)	(7,586)	(1,081)	(13,138)	24,065	(10,878)
Income tax expense	-	(3,341)	(936)	-	-	(4,277)
Net loss	$(13,138)	$(10,927)	$(2,017)	$(13,138)	$24,065	$(15,155)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by
operating activities	$-	$66,973	$1,756	$-	$-	$68,729

Cash flows from investing
activities:
Purchases of property and
equipment	-	(10,858)	(166)	-	-	(11,024)
Escrow payments on
station acquisitions	-	(22,554)	(6,000)			(28,554)
Other investing activities	-	39	-	-	-	39
Net cash used in investing
activities	-	(33,373)	(6,166)	-	-	(39,539)

Cash flows from financing
activities:
Proceeds from issuance of
long-term debt	-	66,500	4,000	-	-	70,500
Repayments of long-term debt	-	(94,742)	(993)	-	-	(95,735)
Inter-company payments	(1,007)	1,007	-	-	-	-
Other financing activities	1,007	(212)	(60)	-	-	735
Net cash (used in) provided by
financing activities	-	(27,447)	2,947	-	-	(24,500)
Net increase (decrease) in cash
and cash equivalents	-	6,153	(1,463)	-	-	4,690
Cash and cash equivalents at
beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at
end of period	$-	$11,801	$435	$-	$-	$12,236

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in)
operating activities	$-	$37,043	$931	$(3,008)	$-	$34,966

Cash flows from investing
activities:
Purchases of property and
equipment	-	(10,423)	(419)	-	-	(10,842)
Payments for acquisitions	-	(21,064)	-	-	-	(21,064)
Other investing activities	-	76	18	-	-	94
Net cash used in investing
activities	-	(31,411)	(401)	-	-	(31,812)

Cash flows from financing
activities:
Proceeds from issuance of
long-term debt	-	69,300	-	-	-	69,300
Repayments of long-term debt	-	(41,633)	(292)	(45,907)	-	(87,832)
Inter-company payments	(67)	(48,848)	-	48,915	-	-
Other financing activities	67	(541)	8	-	-	(466)
Net cash (used in) provided by
financing activities	-	(21,722)	(284)	3,008	-	(18,998)
Net (decrease) increase in cash and	-	(16,090)	246	-	-	(15,844)
cash equivalents
Cash and cash equivalents at
beginning of period	-	22,408	1,250	-	-	23,658
Cash and cash equivalents at
end of period	$-	$6,318	$1,496	$-	$-	$7,814

12.	Subsequent Events

In October, 2012, Nexstar commenced the offering of $250.0 million of 6.875% Notes and launched a tender offer to repurchase the 7% Notes and the 7% PIK Notes.  Additionally, Nexstar and Mission each amended its respective senior secured credit agreement to allow for the offering and tender offer and adjust compliance ratios accordingly.  See Note 6 for additional information on these events.

On October 31, 2012, Nexstar entered into a definitive agreement to acquire the assets of certain television stations in the Fresno, California, and Bakersfield, California markets from Newport.  On November 2, 2012, the Company entered into a definitive agreement to acquire the assets of certain television stations in the Burlington, Vermont market from Smith Media. See Note 3 for additional information on these transactions.

On November 2, 2012, Nexstar filed a shelf registration statement registering 16.5 million shares of Class A common stock held by the majority stockholders of Nexstar’s common stock.  Additionally, the registration statement provides Nexstar the ability to offer Class A common stock, preferred stock, debt securities and warrants of up to $300.0 million in aggregate in one or more offerings by Nexstar.

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

Executive Summary

2012 Highlights

•
Net revenue during the third quarter of 2012 increased by $15.1 million, or 20.2 % as compared to the same period in 2011. The increase in net revenue was primarily due to the December 2011 acquisition of WEHT along with increases in retransmission compensation and political advertising, which were partially offset by the discontinuance of management fee revenue from our terminated management services agreement with Four Points. The newly acquired station contributed approximately $2.3 million to the consolidated net revenue for the third quarter of 2012.

•
On July 18, 2012, Nexstar and Mission signed definitive agreements to acquire the assets of twelve television stations in eight markets and Inergize Digital Media operations from Newport for $285.5 million in cash, subject to adjustments for working capital acquired. The Company also received commitments for $445.0 million in new senior secured credit facilities consisting of $350.0 million in term loans due 2019 and $95.0 million in revolving credit due December 2017. We expect the Newport acquisitions to close in December 2012.

•
On October 24, 2012, Nexstar commenced an offer to sell $250.0 million of 6.875% Notes due 2020 at par.  The sale of the 6.875% Notes is expected to be completed on or about November 9, 2012.  The proceeds of the 6.875% Notes will be used to retire the 7% Notes and 7% PIK Notes, repay a portion of the amounts outstanding under Nexstar’s senior secured credit facility and pay related fees and expenses.  The 6.875% Notes will be senior unsecured obligations of Nexstar and will be guaranteed by Mission. On October 24, 2012, Nexstar commenced a tender offer to retire the 7% Notes and 7% PIK Notes for $1,003 per each $1,000 of outstanding principal plus accrued and unpaid interest. The tender offer will expire on November 21, 2012, unless extended or earlier terminated by Nexstar in its sole discretion.

•	During the quarter, the Company borrowed $6.0 million, net, from its revolving loans under its senior secured credit facilities.

Overview of Operations

We owned and operated 36 television stations and seven digital multicast channels as of September 30, 2012. Additionally, as of September 30, 2012, we programmed or provided sales and other services to 19 additional television stations and four digital multicast channels through various local service agreements with their owners, including 17 television stations and four digital multicast channels owned and operated by Mission. All of the stations to which we provide programming, sales, or other services, including Mission, are wholly owned by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2022) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$44,743	47.3	$43,343	56.1	$137,535	50.2	$132,266	58.0
National	19,308	20.4	16,302	21.1	55,543	20.3	47,719	20.9
Political	10,153	10.7	1,727	2.2	18,929	6.9	4,319	1.9
Retransmission compensation	15,102	16.0	9,982	12.9	44,881	16.3	27,099	11.9
eMedia revenue	4,482	4.7	4,207	5.4	13,041	4.8	11,963	5.3
Network compensation	191	0.2	234	0.3	585	0.2	776	0.3
Management fee	-	-	968	1.3	1,961	0.7	1,968	0.9
Other	528	0.7	574	0.7	1,760	0.6	1,746	0.8
Total gross revenue	94,507	100.0	77,337	100.0	274,235	100.0	227,856	100.0
Less: Agency commissions	(9,661)	(10.2)	(7,622)	(9.9)	(27,344)	(10.0)	(22,967)	(10.1)
Net broadcast revenue	84,846	89.8	69,715	90.1	246,891	90.0	204,889	89.9
Trade and barter revenue	5,106		5,124		15,567		15,400
Net revenue	$89,952		$74,839		$262,458		$220,289

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$89,952	100.0	$74,839	100.0	$262,458	100.0	$220,289	100.0
Operating expenses (income):
Corporate expenses	5,891	6.5	5,094	6.8	16,424	6.2	14,428	6.5
Station direct operating
expenses, net of trade	20,536	22.8	19,187	25.6	61,047	23.3	54,274	24.6
Selling, general and
administrative expenses	21,619	24.0	21,252	28.4	65,347	24.9	61,885	28.1
(Gain) loss on asset
disposal, net	(4)	-	(82)	(0.1)	(25)	-	20	-
Trade and barter expense	4,661	5.2	5,036	6.7	14,697	5.6	15,197	6.9
Depreciation and
amortization	11,376	12.7	12,831	17.2	33,954	12.9	36,464	16.6
Amortization of broadcast
rights, excluding barter	2,316	2.6	3,253	4.4	6,489	2.5	7,662	3.5
Income from operations	$23,557		$8,268		$64,525		$30,359

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Gross local advertising revenue was $44.7 million for the three months ended September 30, 2012, compared to $43.3 million for the same period in 2011, an increase of $1.4 million, or 3.2%. The increase was primarily related to incremental advertising from our automotive customers and revenue from our acquired stations which more than offset the decrease associated with the termination of certain station affiliation agreements. Gross national advertising revenue was $19.3 million for the three months ended September 30, 2012, compared to $16.3 million for the same period in 2011, an increase of $3.0 million, or 18.4%, primarily attributable to the station acquired in the second half of 2011 and changes in mix between our local and national advertising revenues. Our largest advertiser category, automotive, represented 26.0% and 21.5% of local and national advertising revenue for the three months ended September 30, 2012 and 2011, respectively. Overall, this category increased by 30.0%, of which approximately 5.4% came from our acquired station. The other categories representing our top five were fast food/restaurants, which decreased 16.2%, furniture, which increased 9.1%, paid programming, which increased 1.5% and medical/healthcare, which increased 14.8%.

Gross political advertising revenue was $10.1 million for the three months ended September 30, 2012, compared to $1.7 million for the same period in 2011, an increase of $8.4 million, or 487.9%, as expected, due to 2012 being an election year.

Retransmission compensation was $15.1 million for the three months ended September 30, 2012, compared to $10.0 million for the same period in 2011, an increase of $5.1 million, or 51.3%. The increase in retransmission compensation was primarily the result of contracts providing for higher rates per subscriber during the year.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $4.5 million for the three months ended September 30, 2012, compared to $4.2 million for the same period in 2011, an increase of $0.3 million or 6.5%. The increase in eMedia revenue is primarily attributable to eMedia sales efforts.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $5.9 million for the three months ended September 30, 2012, compared to $5.1 million for the same period in 2011, an increase of $0.8 million, or 15.6%. This was due to an increase in legal and professional fees associated with our acquisitions and debt transactions of $0.5 million as well as increased bonus expense related to higher revenues in this political year of $0.2 million.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $42.1 million for the three months ended September 30, 2012, compared to $40.4 million for the same period in 2011, an increase of $1.7 million, or 4.2%. The increase was primarily due to expenses of the newly acquired station and an increase of $0.8 million in programming costs primarily due to the renewed network agreements entered into in 2011 and 2012.  These increases were partially offset by a decrease in employee health claims of $1.2 million.

    Amortization of broadcast rights, excluding barter was $2.3 million for the three months ended September 30, 2012, compared to $3.3 million for the same period in 2011, a decrease of $1.0 million, or 28.8%, of which $0.7 million is attributable to changes in sports programming on one of our stations.

    Amortization of intangible assets was $5.5 million for the three months ended September 30, 2012, compared to $7.2 million for the same period in 2011, a decrease of $1.7 million, or 24.0%. The decrease was primarily due to termination of certain FOX affiliation contracts which were fully amortized in 2011, partially offset by incremental amortization from acquired stations.

Depreciation of property and equipment was $5.9 million for the three months ended September 30, 2012, compared to $5.6 million for the same period in 2011, an increase of $0.3 million, or 4.9%, primarily due to the incremental depreciation of fixed assets at our newly acquired stations.

Interest Expense

Interest expense, net was $12.4 million for the three months ended September 30, 2012, compared to $13.1 million for the same period in 2011, a decrease of $0.6 million, or 4.8%. The decrease was primarily attributed to our redemption of notes with higher interest financed with our senior secured credit facility, as well as an overall reduction in debt.

Income Taxes

Income tax expense was $1.6 million for the three months ended September 30, 2012, compared to $1.5 million for the same period in 2011, an increase of $0.1 million, or 6.9%. The increase was due to the incremental goodwill and FCC licenses from our 2011 acquisitions. Our provision for income taxes is primarily created by changes in the position during the year arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses in 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Gross local advertising revenue was $137.5 million for the nine months ended September 30, 2012, compared to $132.3 million for the same period in 2011, an increase of $5.3 million, or 4.0%. The increase was primarily related to incremental advertising from our automotive customers and revenue from our acquired stations which more than offset a decrease associated with the termination of certain station affiliation agreements. Gross national advertising revenue was $55.5 million for the nine months ended September 30, 2012, compared to $47.7 million for the same period in 2011, an increase of $7.8 million, or 16.4%, primarily attributable to the acquired stations and changes in mix between our local and national advertising revenues. Our largest advertiser category, automotive, represented 23.8% and 20.4% of local and national advertising revenue for the nine months ended September 30, 2012 and 2011, respectively. Overall, this category increased by 25.7%, of which 8.5% was attributable to our acquired stations. The other categories representing our top five were fast food/restaurants, which decreased 7.8%, paid programming, which increased 4.2%, furniture, which increased 6.2% and medical/healthcare, which increased 13.1%.

Gross political advertising revenue was $18.9 million for the nine months ended September 30, 2012, compared to $4.3 million for the same period in 2011, an increase of $14.6 million, or 338.3%, as expected, due to 2012 being an election year.

Retransmission compensation was $44.9 million for the nine months ended September 30, 2012, compared to $27.1 million for the same period in 2011, an increase of $17.8 million, or 65.6%. The increase in retransmission compensation was primarily the result of our acquired stations and contracts providing for higher rates per subscriber in the current year.

eMedia revenue, representing web-based advertising revenue generated at the Company’s stations, was $13.0 million for the nine months ended September 30, 2012, compared to $12.0 million for the same period in 2011, an increase of $1.1 million or 9.0%. The increase in eMedia revenue is attributable to our eMedia sales efforts and incremental revenue from acquired stations.

Management fee revenue was $2.0 million for the nine months ended September 30, 2012. The 2012 revenue primarily represents a contract termination fee received upon closing of the sale of Four Points’ stations to Sinclair Broadcast Group. Management fee revenue was $2.0 million for the nine months ended September 30, 2011.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized operation of Nexstar’s and Mission’s stations, were $16.4 million for the nine months ended September 30, 2012, compared to $14.4 million for the same period in 2011, an increase of $2.0 million, or 13.8%. This was due to an increase in legal and professional fees associated with our acquisitions, debt transactions and the culmination of our strategic alternative process of $0.2 million, increase in payroll and payroll-related costs due to increased headcount related to acquisitions and operational initiatives of $0.7 million and increased bonus expense related to higher revenues in this political year of $0.6 million.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $126.4 million for the nine months ended September 30, 2012, compared to $116.2 million for the same period in 2011, an increase of $10.2 million, or 8.8%. The increase was primarily due to expenses of the newly acquired stations, as well as an increase of $2.5 million in programming costs primarily due to the renewed network agreements entered into in 2011. These increases were partially offset by a decrease in employee health claims of $0.4 million.

    Amortization of broadcast rights, excluding barter was $6.5 million for the nine months ended September 30, 2012, compared to $7.7 million for the same period in 2011, a decrease of $1.2 million, or 15.3%. The decrease was primarily due to the changes in programming mix, which was partially offset by the incremental amortization of broadcast rights of newly acquired stations.

    Amortization of intangible assets was $16.6 million for the nine months ended September 30, 2012, compared to $20.4 million for the same period in 2011, a decrease of $3.8 million, or 18.7%. The decrease was primarily due to termination of certain FOX affiliation contracts which were fully amortized in 2011, partially offset by incremental amortization from acquired stations.

Depreciation of property and equipment was $17.4 million for the nine months ended September 30, 2012, compared to $16.1 million for the same period in 2011, an increase of $1.3 million, or 8.1%, primarily due to the incremental depreciation of fixed assets at our newly acquired stations.

Interest Expense

Interest expense, net was $37.9 million for the nine months ended September 30, 2012, compared to $40.1 million for the same period in 2011, a decrease of $2.2 million, or 5.4%. The decrease in interest expense was primarily attributed to the buyback and redemption of notes with higher interest rates, financed with our senior secured credit facility, as well as an overall reduction in debt.

Income Taxes

Income tax expense was $4.7 million for the nine months ended September 30, 2012, compared to $4.3 million for the same period in 2011, an increase of $0.4 million, or 10.2%. The increase was due to the incremental goodwill and FCC licenses from our 2011 acquisitions.  Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. No tax expense or benefit was recorded with respect to the net income (loss) in 2012 and 2011 as the utilization of net operating losses is not more likely than not to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$68,729	$34,966
Net cash used in investing activities	(39,539)	(31,812)
Net cash used in financing activities	(24,500)	(18,998)
Net increase (decrease) in cash and cash equivalents	$4,690	$(15,844)
Cash paid for interest	$32,693	$34,208
Cash paid for income taxes, net	$522	$499

	As of	As of
	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$12,236	$7,546
Long-term debt including current portion	615,248	640,361
Unused commitments under senior secured credit facilities(1)	42,000	50,700

(1)	Based on covenant calculations, as of September 30, 2012, all of the $42 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $33.8 million during the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to an increase in net revenue of $42.2 million and a decrease in cash paid for interest of $1.5 million which was partially offset by incremental expenses of newly acquired businesses.

Cash paid for interest decreased by $1.5 million during the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was due to the $2.8 million decrease in cash paid for interest of our 11.375% senior discount notes redeemed in 2011, which was partially offset by a $1.0 million increase in cash interest paid on the senior secured credit facilities due to larger amounts outstanding under the Company’s revolving credit facility and a $0.5 million increase in cash interest paid on the 7% PIK Notes, which converted to cash pay in July 2011.

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

Cash Flows – Investing Activities

Net cash used in investing activities increased by $7.7 million during the nine months ended September 30, 2012 compared to the same period in 2011. In 2012, the Company made a $28.6 million escrow payment for the acquisition of twelve television stations in eight markets and Inergize Digital Media operations from Newport. In 2011, we spent a total of $21.1 million for the acquisition of WFRV, WJMN and GoLocal.Biz and escrow payment for the acquisition of WEHT.

Cash Flows – Financing Activities

Net cash used in financing activities was $24.5 million for the nine months ended September 30, 2012 compared to $19.0 million for the same period in 2011. In 2012, we completed a partial redemption of $34.0 million of our outstanding 7% Notes, borrowed a net amount of $8.7 million on our revolving loans and paid the contractual maturities under our senior secured credit facilities, for a total payment of $1.1 million. These repayments were partially offset by $1.0 million of proceeds from stock option exercises. In 2011, we completed the redemption of $45.9 million of our outstanding 11.375% Notes, repurchased $7.5 million of our outstanding 7% Notes and $24.2 million of our outstanding 7% PIK Notes, as well as paid amounts due under the Company’s senior secured credit facilities of $1.0 million, borrowed an additional $50 million of term loan with the amendment to our senior secured credit facility and borrowed a net $6.8 million on our revolving loans.

Although our senior secured credit facility limits, but does not prohibit, the payment of cash dividends to common stockholders, we and Mission do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2012, Nexstar and Mission had total combined debt of $615.2 million, which represented 135.2% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $42.0 million of total unused revolving loan commitments under our respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2012. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our future borrowing capacity and the amount of total unused revolving loan commitments.

On October 24, 2012, Nexstar commenced an offer to sell $250.0 million of 6.875% Notes at par.  The sale of the 6.875% Notes is expected to be completed on or about November 9, 2012.  The proceeds of the 6.875% Notes will be used to retire the 7% Notes and 7% PIK Notes, repay a portion of the amounts outstanding under Nexstar’s senior secured credit facility and pay related fees and expenses.  The 6.875% Notes will be senior unsecured obligations of Nexstar and will be guaranteed by Mission. On October 24, 2012, Nexstar commenced a tender offer to retire the 7% Notes and the 7% PIK Notes for $1,003 per each $1,000 of outstanding principal plus accrued and unpaid interest.  The tender offer will expire on November 21, 2012, unless extended or earlier terminated by Nexstar in its sole discretion.

On July 19, 2012, Nexstar and Mission have received commitments for new $445.0 million senior secured credit facilities consisting of $350.0 million in term loans due in 2019 and $95.0 million in revolving loans due December 2017. The Company will use the proceeds of these loans to finance the acquisitions from Newport, as well as repayment of debt outstanding under the Company’s existing senior secured credit facilities.

On May 11, 2012, Nexstar redeemed $34.0 million of its 7% Notes at 100.0%. The redemption was funded with cash on hand and borrowings under our revolving credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2012 (in thousands):

		Remainder
	Total	of 2012	2013-2014	2015-2016	Thereafter
Nexstar senior secured credit facility	$131,878	$278	$25,220	$106,380	$-
Mission senior secured credit facility	48,122	97	10,780	37,245	-
8.875% senior secured second lien notes
due 2017	325,000	-	-	-	325,000
7% senior subordinated notes due 2014	3,912	-	3,912	-	-
7% senior subordinated PIK notes due 2014.	112,593	-	112,593	-	-
	$621,505	$375	$152,505	$143,625	$325,000

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 7% Notes, 7% PIK Notes and 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from September 30, 2012.

No Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that as of September 30, 2012 there has been no material change to this information.

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

The term loan borrowings at September 30, 2012 under the Company’s senior secured credit facilities bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.4% at September 30, 2012. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2012 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $0.9 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of September 30, 2012. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR would have a $0.2 million impact on our operations and cash flows and any decrease in LIBOR would have a $0.1 million impact on our operations and cash flows. Our 7% Notes, our 8.875% Notes and our 7% PIK Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Asset Purchase Agreement, dated as of July 18, 2012, by and among Nexstar Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012).

10.2
Asset Purchase Agreement, dated as of July 18, 2012, by and among Mission Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012).

10.3
Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on September 17, 2012).

10.4
Nexstar Broadcasting Group, Inc. 2012 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2012).

10.5
Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012).

10.6
Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012).

10.7
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012).

10.8
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012).

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

Dated: November 8, 2012