Form 10-Q/A
period 2012-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2012-11-09
CIK 1142417

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10–Q/A to Nexstar Broadcasting Group, Inc.’s quarterly report on Form 10–Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 8, 2012, (the “Form 10–Q”), is solely to furnish eXtensible Business Reporting Language (XBRL) information in Exhibit 101 to the Form 10–Q.

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

Dated: November 9, 2012

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
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2012 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith