Form 10-K
period 2012-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2013-03-15
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $76,762,291.

As of March 8, 2013, the Registrant had 25,164,248 shares of Class A Common Stock outstanding and 4,252,471 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

Nexstar Broadcasting, Inc. has time brokerage agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by Mission Broadcasting, Inc., but does not own any of the equity interests in Mission Broadcasting, Inc. For a description of the relationship between Nexstar Broadcasting Group, Inc. and Mission Broadcasting, Inc., see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2012 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Two and a Half Men (Warner Bros. Domestic Television) and Entertainment Tonight (CBS Television Distribution).

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

Overview

We are a television broadcasting and digital media company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States, primarily markets that rank from 35 to 150 out of the 210 generally recognized television markets, as reported by A.C. Nielsen Company.

As of December 31, 2012, we owned, operated, programmed or provided sales and other services to 64 television stations and 14 digital multi-cast channels, including those owned by Mission, in 38 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan and Utah. In 23 of the 38 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. The stations we serve are affiliates of NBC (14 stations), CBS (11 stations), ABC (16 stations), FOX (11 stations), MyNetworkTV (5 stations and 2 digital multi-cast channels), The CW (4 stations and one digital multi-cast channel), Bounce TV (9 digital multi-cast channels) and Me-TV (2 digital multi-cast channels) and three of our stations are independent. The stations reach approximately 12.7 million viewers or 11.1% of all U.S. television households.

Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television, LLC (“Newport”) for a total purchase price of $60.0 million, subject to working capital adjustment. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million on July 18, 2012 to acquire the assets of KLRT-TV and KASN. Mission paid the remaining $54.0 million on January 3, 2013 funded by the $60.0 million proceeds of Mission’s additional term loan under its senior secured credit facility.

On February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, from Granite Broadcasting Corporation (“Granite”) for a total purchase price of $26.5 million, subject to adjustments for working capital acquired. Nexstar made a deposit of $20.0 million, funded by existing cash on hand, for the acquisition of the station’s non-FCC license assets pursuant to the purchase agreement. Nexstar also entered into a time brokerage agreement (“TBA”) with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the application for FCC consent. The acquisition is subject to FCC approval and other customary conditions and Nexstar expects the transaction to close in the second quarter of 2013.

Effective February 1, 2013, Nexstar acquired the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for a total purchase price of $35.4 million, subject to working capital adjustment.  Pursuant to the terms of the purchase agreement, Nexstar made an initial payment of $3.5 million on November 1, 2012 to acquire the assets of KGPE, KGET and KKEY-LP.  Nexstar paid the remaining $31.9 million on February 15, 2013 funded by cash on hand.

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market, from Smith Media, LLC (“Smith Media”) for a total purchase price of $16.9 million, subject to working capital adjustment.  Pursuant to the terms of the purchase agreement, Nexstar made an initial payment of $0.8 million on November 2, 2012 to acquire the assets of WFFF and WVNY. Nexstar and Mission paid the remaining $16.1 million on March 1, 2013 funded by a combination of Nexstar’s and Mission’s revolving credit facilities and cash on hand.

We believe that medium-sized markets offer significant advantages over large-sized markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets only four to six local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

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

We seek to grow our revenue and broadcast cash flow by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to, as well as through our growing portfolio of Internet-based products and services. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brands and community presence with local advertisers. We further improve broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

Our principal offices are at 5215 North O’Connor Blvd., Suite 1400, Irving, TX 75039. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 71% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2012 we earned approximately 28% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to provide between 15 to 25 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2012, revenue generated from local advertising represented 71.4% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Invest in eMedia. We are focused on new technologies and growing our portfolio of Internet products and services. Our websites provide access to our local news and information, as well as community centric business and services. We delivered a record audience across all of our web sites in 2012, with 33 million unique visitors, who utilized over 333 million page views. Also in 2012, usage of our mobile platform grew exponentially, accounting for over 60% of our page views by year end. We also launched redesigned web sites, ready for the emerging touch oriented platforms. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 67.1% of our net broadcast revenue for the year ended December 31, 2012 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including NBC, CBS, FOX and ABC affiliated stations which represented approximately 30.2%, 34.3%, 14.4%, and 20.6%, respectively, of our 2012 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Attract and Retain High Quality Management. We seek to attract and retain station general managers with proven track records in larger television markets by providing equity incentives not typically offered by other station operators in our markets. Most of our station general managers have been granted stock options and have an average of over 20 years of experience in the television broadcasting industry.

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 35 to 150 out of the 210 generally recognized television markets, where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with Mission

Through various local service agreements with Mission, we provide sales, programming and other services to 17 television stations that are owned and operated by Mission as of December 31, 2012. Effective January 1, 2013, we also entered into local service agreements to provide sales, programming and other services to Mission’s newly acquired stations, KLRT-TV, the fox affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market. Mission is 100% owned by independent third parties. We do not own Mission or any of its television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. Therefore, Mission is consolidated into these financial statements. We expect our option agreements with Mission to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services as of December 31, 2012:

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
8	Washington, DC/ Hagerstown, MD	WHAG	NBC	O&O	(4)	(5)
33	Salt Lake City, UT	KTVX/KTVX-D-2	ABC/Me-TV	O&O	14	10/1/14
		KUCW	The CW	O&O		10/1/14
43	Harrisburg-Lancaster- Lebanon-York, PA	WLYH	The CW	O&O (6)	6	(5)
49	Memphis, TN	WPTY	ABC	O&O	6	8/1/13
		WLMT/WLMT-D-2	The CW/MyNetworkTV	O&O		8/1/13
50	Jacksonville, FL	WCWJ/WCWJ-D-2	The CW/Bounce TV	O&O	7	2/1/13
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	7	(5)
		WYOU	CBS	LSA (7)		(5)
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	9	(5)
		KARZ/KARZ-D-2	MyNetworkTV/Bounce TV	O&O		6/1/13
69	Green Bay-Appleton, WI	WFRV	CBS	O&O	6	12/1/13
74	Springfield, MO	KOLR	CBS	LSA (7)	5	(5)
		KOZL	Independent	O&O		(5)
78	Rochester, NY	WROC/WROC-D-2	CBS/Bounce TV	O&O	4	(5)
		WUHF	FOX	LSA (8)		6/1/15
82	Shreveport, LA	KTAL	NBC	O&O	6	8/1/14
83	Champaign-Springfield-	WCIA	CBS	O&O	6	(5)
	Decatur, IL	WCIX	MyNetworkTV	O&O		(5)
84	Syracuse, NY	WSYR/WSYR-D-2	ABC/Me-TV	O&O	6	6/1/15
101	Ft. Smith-Fayetteville-	KFTA	FOX/NBC	O&O	4	6/1/13
	Springdale-Rogers, AR	KNWA	NBC/FOX	O&O		(5)
102	Johnstown-Altoona, PA	WTAJ	CBS	O&O	4	(5)
104	Evansville, IN	WEHT	ABC	O&O	4	(5)
		WTVW	Independent (9)	LSA (7)		8/1/13
109	Ft. Wayne, IND	WFFT	Independent (10)	O&O	4	(5)
116	Peoria-Bloomington, IL	WMBD/WMBD-D-2	CBS/Bounce TV	O&O	5	(5)
		WYZZ	FOX	LSA (8)		12/1/13
130	Amarillo, TX	KAMR	NBC	O&O	6	(5)
		KCIT	FOX	LSA (7)		(5)
		KCPN-LP	MyNetworkTV	LSA (7)		(5)
134	Rockford, IL	WQRF/WQRF-D-2	FOX/Bounce TV	O&O	4	(5)
		WTVO/WTVO-D-2	ABC/MyNetworkTV	LSA (7)		(5)
137	Monroe, LA-	KARD/KARD-D-2	FOX/Bounce TV	O&O	4	(5)
	El Dorado, AR	KTVE	NBC	LSA (7)		6/1/13
142	Wichita Falls, TX-	KFDX	NBC	O&O	4	(5)
	Lawton, OK	KJTL/KJTL-D-2	FOX/Bounce TV	LSA (7)		(5)
		KJBO-LP	MyNetworkTV	LSA (7)		(5)
143	Lubbock, TX	KLBK	CBS	O&O	5	(5)
		KAMC/KAMC-D-2	ABC/Bounce TV	LSA (7)		(5)
146	Erie, PA	WJET	ABC	O&O	4	(5)
		WFXP	FOX	LSA (7)		(5)
149	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	4	(5)
		KODE	ABC	LSA (7)		(5)
151	Odessa-Midland, TX	KMID	ABC	O&O	6	(5)
154	Terre Haute, IN	WTWO	NBC	O&O	3	(5)
		WAWV	ABC	LSA (7)		(5)

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
157	Binghamton, NY	WBGH	NBC	O&O	4	6/1/15
		WIVT	ABC	O&O		6/1/15
164	Abilene-Sweetwater, TX	KTAB	CBS	O&O	4	(5)
		KRBC/KRBC-D-2	NBC/Bounce TV	LSA (7)		(5)
168	Billings, MT	KSVI	ABC	O&O	5	(5)
		KHMT	FOX	LSA (7)		(5)
169	Dothan, AL	WDHN	ABC	O&O	3	(5)
172	Utica, NY	WFXV	FOX	O&O	3	(5)
		WPNY-LP	MyNetworkTV	O&O		(5)
		WUTR	ABC	LSA (7)		(5)
174	Elmira, NY	WETM	NBC	O&O	3	6/1/15
176	Jackson, TN	WJKT	FOX	O&O	2	8/1/13
177	Watertown, NY	WWTI/WWTI-D-2	ABC/The CW	O&O	3	6/1/15
180	Marquette, MI	WJMN	CBS	O&O	6	10/1/13
197	San Angelo, TX	KSAN	NBC	LSA (7)	3	(5)
		KLST	CBS	O&O		(5)
200	St. Joseph, MO	KQTV	ABC	O&O	1	(5)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2012 4th Edition, as published by BIA Financial Network, Inc.

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

(3)
The term “commercial station” means a television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2012 4th Edition, as published by BIA Financial Network, Inc.

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

(6)	Although Nexstar owns WLYH, this station is programmed by Sinclair Broadcast Group, Inc. pursuant to a time brokerage agreement.
(7)	These stations are owned by Mission.
(8)	These stations are owned by Sinclair Broadcast Group, Inc.
(9)	On January 31, 2013, WTVW became an affiliate of The CW
(10)	On March 31, 2013, WFFT became an affiliate of FOX

Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport.

On February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, from Granite. Nexstar also entered into a TBA with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the application for FCC consent. The acquisition is subject to FCC approval and other customary conditions and Nexstar expects the acquisition to close in the second quarter of 2013.

Effective February 1, 2013, Nexstar acquired the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport.

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market, from Smith Media.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”) that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, the Internet and, to a lesser extent, with newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

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

Advertisers wishing to reach a national audience usually purchase time directly from the networks or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the station’s local sales staff.

Advertising rates are based upon a number of factors, including:

•	a program’s popularity among the viewers that an advertiser wishes to target;

•	the number of advertisers competing for the available time;

•	the size and the demographic composition of the market served by the station;

•	the availability of alternative advertising media in the market;

•	the effectiveness of the station’s sales force;

•	development of projects, features and programs that tie advertiser messages to programming; and

•	the level of spending commitment made by the advertiser.

Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies. Conversely, declines in advertising budgets of advertisers, particularly in recessionary periods, adversely affect the broadcast industry and, as a result, may contribute to a decrease in the revenue of broadcast television stations.

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

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more predictable. We seek to attract new advertisers to our television stations and websites and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Most of the stations that we own and operate, program or provide sales and other services to as of December 31, 2012 are affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WJKT	Jackson, TN	FOX	December 2013
WQRF	Rockford, IL	FOX	December 2013
KARD	Monroe, LA-El Dorado, AR	FOX	December 2013
WFXV	Utica, NY	FOX	December 2013
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	FOX	December 2013
KCIT (1)	Amarillo, TX	FOX	December 2013
WFXP (1)	Erie, PA	FOX	December 2013
KJTL (1)	Wichita Falls, TX-Lawton, OK	FOX	December 2013
KHMT (1)	Billings, MT	FOX	December 2013
KTVX-D-2	Salt Lake City, UT	Me-TV	July 2014
WSYR-D-2	Syracuse, NY	Me-TV	July 2014
KARZ	Little Rock-Pine Bluff, AR	MyNetworkTV	August 2014
WPNY-LP	Utica, NY	MyNetworkTV	August 2014
WCIX	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2014
KCPN-LP (1)	Amarillo, TX	MyNetworkTV	August 2014
KJBO-LP (1)	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2014
WTVO-D-2 (1)	Rockford, IL	MyNetworkTV	August 2014
WLMT-D-2	Memphis, TN	MyNet	September 2014
WCWJ-D-2	Jacksonville, FL	Bounce TV	September 2014
KARZ-D-2	Little Rock-Pine Bluff, AR	Bounce TV	September 2014
WROC-D-2	Rochester, NY	Bounce TV	September 2014
WMBD-D-2	Peoria-Bloomington, IL	Bounce TV	September 2014
WQRF-D-2	Rockford, IL	Bounce TV	September 2014
KARD-D-2	Monroe, LA-El Dorado, AR	Bounce TV	September 2014
KJTL-D-2 (1)	Wichita Falls, TX-Lawton, OK	Bounce TV	September 2014

Station	Market	Affiliation	Expiration
KAMC-D-2 (1)	Lubbock, TX	Bounce TV	September 2014
KRBC-D-2 (1)	Abilene-Sweetwater, TX	Bounce TV	September 2014
WBGH-CA	Binghamton, NY	NBC	December 2014
WETM	Elmira, NY	NBC	December 2014
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(3)	NBC	December 2014
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2014
WTWO	Terre Haute, IN	NBC	December 2014
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2014
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2014
KTVE (1)	Monroe, LA—El Dorado, AR	NBC	December 2014
KSAN (1)	San Angelo, TX	NBC	December 2014
KRBC (1)	Abilene-Sweetwater, TX	NBC	December 2014
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	December 2014
WTAJ	Johnstown-Altoona, PA	CBS	May 2016
WYOU (1)	Wilkes Barre-Scranton, PA	CBS	June 2015
WCWJ	Jacksonville, FL	The CW	September 2016
WLYH (4)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016
KUCW	Salt Lake City, UT	The CW	September 2016
WLMT	Memphis, TN	The CW	September 2016
WWTI	Watertown, NY	The CW	September 2016
KTVX	Salt Lake City, UT	ABC	December 2017
WPTY	Memphis, TN	ABC	December 2017
WSYR	Syracuse, NY	ABC	December 2017
WIVT	Binghamton, NY	ABC	December 2017
WWTI	Watertown, NY	ABC	December 2017
WDHN	Dothan, AL	ABC	December 2017
WJET	Erie, PA	ABC	December 2017
KSVI	Billings, MT	ABC	December 2017
KMID	Odessa-Midland, TX	ABC	December 2017
KQTV	St. Joseph, MO	ABC	December 2017
WAWV (1)	Terre Haute, IN	ABC	December 2017
WUTR (1)	Utica, NY	ABC	December 2017
WTVO (1)	Rockford, IL	ABC	December 2017
KAMC (1)	Lubbock, TX	ABC	December 2017
KODE (1)	Joplin, MO-Pittsburg, KS	ABC	December 2017
WEHT	Evansville, Indiana	ABC	December 2017
WUHF (2)	Rochester, NY	FOX	December 2017
WYZZ (2)	Peoria-Bloomington, IL	FOX	December 2017
WFRV	Green Bay-Appleton, WI	CBS	December 2018
WJMN	Marquette, MI	CBS	December 2018
KLST	San Angelo, TX	CBS	December 2018
KTAB	Abilene-Sweetwater, TX	CBS	December 2018
WROC	Rochester, NY	CBS	December 2018
KOLR (1)	Springfield, MO	CBS	December 2018
KLBK	Lubbock, TX	CBS	December 2018
WCIA	Champaign-Springfield-Decatur, IL	CBS	December 2018
WMBD	Peoria-Bloomington, IL	CBS	December 2018

(1)	These stations are owned by Mission, which maintains the network affiliation agreements.
(2)	These stations are owned by Sinclair Broadcast Group, Inc., which maintains the network affiliation agreements.
(3)	Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA.
(4)
Under a time brokerage agreement, Nexstar allows Sinclair Broadcast Group, Inc. to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar.

Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport.

On February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, from Granite. Nexstar also entered into a TBA with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the application for FCC consent. The acquisition is subject to FCC approval and other customary conditions and Nexstar expects the acquisition to close in the second quarter of 2013

Effective February 1, 2013, Nexstar acquired the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport.

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market, from Smith Media.

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

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portable digital devices such as tablets and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as VCRs, DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites) and gaming devices.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, DBS systems and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 20% (in the case of a license entity) or 25% (in the case of a parent entity) non-U.S. ownership (by vote and by equity).

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

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides 15% or more of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

In certain markets, we and Mission own and operate both full-power and low-power television broadcast stations (in Utica, Nexstar owns and operates WFXV and WPNY-LP; in Binghamton, Nexstar owns and operates WIVT and WBGH-CA; in Wichita Falls, Mission owns and operates KJTL and KJBO-LP; and in Amarillo, Mission owns and operates KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations such as WPNY-LP, WBGH-CA, KJBO-LP and KCPN-LP.

The only markets in which we currently are permitted to own two stations under the duopoly rule are Salt Lake City, Utah, Memphis, Tennessee, Champaign-Springfield-Decatur, Illinois and Little Rock-Pine Bluff, Arkansas. However, we also are permitted to own two stations in the Fort Smith-Fayetteville-Springdale-Rogers, Arkansas market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. In all of the markets where we have entered into local service agreements, except for two, we do not provide programming other than news (comprising less than 15% of the second station’s programming) to the second station and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise.

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

The stations that Nexstar owns have a combined national audience reach of 6.2% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices,” ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices,” ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012. The FCC may act on this proceeding in 2013. We cannot predict what rules the FCC will adopt; however, the FCC may deem television JSAs to be attributable ownership interests and require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits.

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

We and Mission elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We and Mission have negotiated retransmission consent agreements with the majority of the MVPDs which carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning and video description;

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

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

Employees

As of December 31, 2012, we had a total of 2,411 employees, comprised of 2,099 full-time and 312 part-time employees. As of December 31, 2012, 157 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our Internet website. Upon request, we will provide copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other filings with the SEC. Requests can be sent to Nexstar Broadcasting Group, Attn: Investor Relations, 5215 N. O’Connor Blvd., Suite 1400, Irving, TX 75039. Additional information about us, our stations and the stations we program or provide services to can be found on our website at www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

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

The networks may stream their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own, and recently some networks have begun streaming special events and sports programming on the Internet simultaneously with the broadcast on local stations. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations.

We and Mission had history of net losses in prior years.

We and Mission had aggregate net losses of $11.9 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively. We and Mission may not be able to achieve or maintain profitability in future years.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2012, we and Mission had $857.6 million of debt, which represented 99.7% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

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

We and Mission could also incur additional debt in the future. The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our publicly-held notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt. To the extent we or Mission incur additional debt we would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of our business.

The senior secured credit facilities, the indenture governing the 6.875% Senior Unsecured Notes (“6.875% Notes”) and the indenture governing the 8.875% Senior Secured Second Lien Notes (“8.875% Notes”) contain various covenants that restrict our ability to, among other things:

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

    In addition, the senior secured credit facilities require us to maintain or meet certain financial ratios, including maximum total and first-lien leverage ratios and a minimum fixed charge coverage ratio. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

The credit agreement governing Nexstar Broadcasting’s obligations under the senior secured credit facilities contains covenants that require us to comply with certain financial ratios, including maximum total and first-lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. The credit agreement governing Mission’s obligations under the senior secured credit facilities does not contain financial covenant ratio requirements; however, it includes an event of default if Nexstar Broadcasting does not comply with all covenants contained in the credit agreement governing the senior secured credit facilities. The indentures governing the 6.875% Notes and the 8.875% Notes contain restrictive covenants customary for debt of their respective types.

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by independent third parties. Mission owns and operates 17 television stations as of December 31, 2012. Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. We also guarantee all of the obligations incurred under Mission’s senior secured credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations.

On December 3, 2012, Mission entered into the fourth amended and restated credit agreement among it, Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders, which provides for a first-lien credit facility (the “Mission Facilities”). The Mission Facilities consist of a term loan and a $35.0 million revolving credit facility. Nexstar and Nexstar Broadcasting guarantee all of the obligations incurred under the Mission Facilities, which were incurred primarily in connection with Mission’s acquisition of its stations.

Mission has granted to us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (i) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement or (ii) the amount of its indebtedness. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (i) five times the stations’ cash flow, as defined in the option agreement, reduced by the amount of indebtedness, as defined in the option agreement, or (ii) $100,000.

We do not own Mission or its television stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission facilities, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent.

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

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

We and Mission currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined that as of December 31, 2012, based on projected future income, approximately $142.9 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized we and Mission will be required to record a valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar.

At December 31, 2012, we had NOLs of approximately $349.5 million for U.S. federal tax purposes and $76.6 million for state tax purposes. These NOLs expire at varying dates through 2031. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control. While our analysis shows that recent public offerings by ABRY, our largest stockholder, have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements, as of December 31, 2012 –14 stations have primary affiliation agreements with NBC, 11 with CBS, 16 with ABC, 11 with FOX, 5 with MyNetworkTV, and 4 with The CW. Additionally, 14 of the stations have secondary affiliation agreements – 2 with MyNetworkTV, 1 with The CW, 2 with Me-TV and 9 with Bounce TV. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2018. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with cable operators, DBS systems, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements and are including these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Nexstar and could have an adverse effect on our business, financial condition, and results of operations.

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

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

Nexstar and Mission filed renewal of license applications for their stations between June 2004 and April 2007. The majority of these applications, including the WCIA, KOZL and KOLR applications discussed above remain pending with the FCC. Once a renewal application is timely filed, a station may continue to operate under its license even if its expiration date has passed. We and Mission expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so.

On June 1, 2012, the FCC’s renewal cycle for television stations reinitiated. Nexstar Broadcasting and Mission are required to submit new renewal of license applications for the stations between June 1, 2012 and April 1, 2015. Third parties are permitted to submit objections to these applications.

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

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. . Those rules are subject to change. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

Since January 1, 2003, we have more than doubled the number of stations that we own, operate, program or provide sales and other services to, having acquired over 30 stations and contracted to provide service to approximately 15 additional stations as of February 6, 2013. We will continue to actively pursue additional acquisition opportunities, such as the recent acquisitions from Newport, Smith Media and Granite. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

While all of our existing local service agreements comply with current FCC rules and policies, the FCC may not continue to permit local service agreements as a means of creating duopoly-type opportunities.

On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make TV joint sales agreements (“JSAs”) attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). In December 2011, the FCC issued a Notice of Proposed Rulemaking seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also sought comment on shared services agreements (“SSAs”) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012. We cannot predict what rules the FCC will adopt or when they will be adopted. However, the FCC might act on these proceedings in 2013 and may deem TV JSAs to be attributable ownership interests and require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits. If the FCC adopts a JSA attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides 15% or more of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now.

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

The level of foreign investments held by our principal stockholder, ABRY, may limit additional foreign investments made in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 20% (in the case of a licensed entity) or 25%  (in the case of a parent company) non-U.S. ownership (by vote and by equity). Because our majority shareholder, ABRY, has a substantial level of foreign investment, the amount of additional foreign investment that may be made in us is limited to approximately 15% of our total outstanding equity.

The interest of our principal stockholder, ABRY, in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast or other media interests of our officers, directors and stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or daily newspaper in the same market.

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

As a result of ABRY’s controlling interest in us, ABRY is able to exercise a controlling influence over our business and affairs. ABRY is able to unilaterally determine the outcome of any matter submitted to a vote of our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, five of our directors are affiliated with ABRY. ABRY’s interests may differ from the interests of other security holders and ABRY could take actions or make decisions that are not in the best interests of our security holders. Furthermore, this concentration of ownership by ABRY may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer for our shares.

We and Mission have a material amount of goodwill and intangible assets, and therefore we and Mission could suffer losses due to future asset impairment charges.

As of December 31, 2012, $491.1 million, or 51.9%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our new dividend policy, announced on November 26, 2012, authorized us to declare a total annual cash dividend with respect to shares of our Class A common stock and Class B common stock of $0.48 per share in equal quarterly installments of $0.12 per share. On January 24, 2013, our board of directors declared a quarterly cash dividend of $0.12 per share which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

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

In addition, video compression techniques, now in use with DBS systems, cable and wireless cable are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. In one of several judicial appeals of FCC enforcement actions, a Federal court in July 2010 held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment. The U.S. Supreme Court agreed to review that decision and in June 2012, issued a narrow decision setting aside FCC orders citing FOX and ABC for indecency violations, finding that the FCC failed to provide adequate prior notice that the sanctioned materials could be found actionably indecent. The U.S. Supreme Court did not otherwise address whether the FCC’s current indecency policy is consistent with the First Amendment. Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent. Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325,000 per violation.

Intense competition in the television industry could limit our growth and profitability.

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

The FCC has initiated proceedings to determine whether to make TV joint sales agreements and shared services agreements attributable interests under its ownership rules; to determine whether it should establish more detailed criteria and additional recordkeeping and reporting obligations with respect to broadcasters’ requirements to serve the local public interest; and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule, and whether to modify its retransmission consent rules. Changes to any of these rules may have significant impact on us and the stations to which we provide services.

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

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has so far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC issued a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments are due in March 2013. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the timing or results of television spectrum reallocation efforts or their impact to our business.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                                Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	4/30/13
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/13
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK/KARZ—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	4/30/16

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/13
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCIX—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	Month to Month
Office-Studio—News Bureau	Leased	350 Sq. Ft.	Month to Month
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	Month to Month
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	Month to Month
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	7/31/15

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—
Tower/Transmitter Site	Leased	.29 Acres	12/1/23

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KTAB—Abilene-Sweetwater, TX
Office-Studio (1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	12,000 Sq. Ft.	6/30/15
Sales Office-Frederick	Leased	885 Sq. Ft.	3/31/16
Office-Studio—Berryville News Bureau	Leased	700 Sq. Ft.	7/31/13
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WEHT—Evansville, IN
Office-Studio-Evanvsille, IN	100% Owned	1.834 Acres	––
Office-Studio-Evansville, IN	100% Owned	14,280 Sq. Ft.	––
Office-Studio-Henderson, KY	100% Owned	10.22 Acres	––
Tower/Transmitter Site	Leased	144 Sq. Ft.	2/28/14
Tower/Transmitter Site	Leased	144 Sq. Ft.	5/31/14

KOZL—Springfield, MO
Office-Studio (2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	Month to Month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio (3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—

WPNY–LP—Utica, NY
Office-Studio (4)	—	—	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/13
Tower/Transmitter Site—Coburn Road	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Hardin	Leased	1 Acre	12/31/13
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	5/31/24
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/15
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WCWJ—Jacksonville, FL
Office-Studio	100% Owned	19,847 Sq. Ft.	—
Office-Studio—Tower Transmitter Site	100% Owned	7.92 Acres	—
Building-Transmitter Site	100% Owned	200 Sq. Ft.	—

WQRF—Rockford, IL
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office—Fayetteville	Leased	2,848 Sq. Ft.	4/30/15
Office—Rogers	Leased	1,612 Sq. Ft.	7/31/13
Office-Studio—Fayetteville	Leased	6,512 Sq. Ft.	3/31/15
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	3.7 Acres	7/31/15
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/14
Office-Johnstown	Leased	672 Sq. Ft.	2/28/14
Office-State College Bureau	Leased	2,915 Sq. Ft.	2/28/13
Office-Dubois Bureau	Leased	315 Sq. Ft.	7/31/13
Tower/Transmitter Site	Owned	4,400 Sq. Ft.	—

WFRV/WJMN-Green Bay-Appleton, WI and Marquette, MI
Office-Studio	Owned	19,200 Sq. Ft.	—
Office-Veridea	Leased	125 Sq. Ft.	6/30/17
Office-Little Chute	Leased	125 Sq. Ft.	5/31/17
Tower/Transmitter Site-De Pere	Owned	8.8 Acres	—
Tower/Transmitter Site-Rapid River	Owned	1.0 Acres	—
Tower/Transmitter Site-Paper Valley	Leased	4 Sq. Ft.	Month to Month
Tower/Transmitter Site-Oshkosh Museum	Leased	4 Sq. Ft.	Month to Month

KTVX/KUCW–Salt Lake City, UT
Office-Studio	Owned	33,820 Sq. Ft.	—
Tower/Transmitter Site-Farnsworth Peak	Owned	6.0 Acres	—
Antennam/Microwave-Ensign Peak	Leased	1.0 Acres	12/31/2013
Antennam/Microwave-Nelso Peak	Leased	1.0 Acres	3/31/2013
Communication Site-Beaver Dam Mountain	Leased	1.0 Acres	5/31/2016

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WETM–Elmira, NY
Office-Studio	Owned	1.4 Acres	—
Tower/Transmitter-Big Flats	Owned	35.4 Acres	—
Translator-Spafford, NY	Owned	1.2 Acres	—
Office-Corning, NY	Leased	550 Sq. Ft.	6/30/17

WIVT/WBGH–Binghamton, NY
Office-Studio/Transmitter	Owned	7.0 Acres	—

WPTY/WLMT–Memphis, TN
Office-Studio-Memphis, TN	Owned	2.7 Acres	—
Tower/Transmitter-Brunswick	Leased	1.0 Acres	3/31/2017
Doppler-Barkett	Leased	1.0 Acres	4/30/2013
Transmitter-Haywood	Leased	1.0 Acres	2/28/2017

WJKT–Jackson, TN
Microwave Relay-Stanton	Leased	1.0 Acres	4/30/2013
Transmitter-Alamo	Owned	33.0 Acres	—
Office-Jackson	Leased	969 Sq. Ft.	7/31/2015

WSYR–Syracuse, NY
Studio-Syracuse	Owned	6.5 Acres	—
Office-Dewitt	Owned	10,000 Sq. Ft.	—
Transmitter-Pompey	Owned	98.0 Acres	—

WWTI–Watertown, NY
Studio-Watertown	Leased	10,000 Sq. Ft.	6/30/2020
Transmitter-Denmark	Owned	16.5 Acres	—

Corporate Office—Irving, TX	Leased	18,168 Sq. Ft.	12/31/13
GoLocal.Biz Office—St. George, UT	Leased	1,860 Sq. Ft.	Month to Month
Inergize Digital Media Office
Office	Leased	8,469 Sq. Ft.	5/31/13
Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KOZL are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WAWV—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site (3)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site (9)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio (10)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio (6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio (7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KHMT—Billings, MT
Office-Studio (8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site—Mohawk	Leased	48 Sq. Ft.	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW-Evansville, IN
Office-Studio (11)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

Corporate Office-Westlake, OH	Leased	640 Sq. Ft.	12/31/13

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WAWV are owned by WTWO.
(3)	The office space, studio and tower used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.
(9)	The tower/transmitter used by KRBC is owned by KTAB.
(10)	The office space and studio used by KTVE are owned by KARD.
(11)	The office space and studio used by WTVW are owned by WEHT.

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

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
1st Quarter 2011	$ 8.69	$ 4.59
2nd Quarter 2011	$ 9.26	$ 6.40
3rd Quarter 2011	$10.28	$ 5.53
4th Quarter 2011	$ 9.60	$ 6.33
1st Quarter 2012	$ 8.92	$ 7.89
2nd Quarter 2012	$ 8.40	$ 6.09
3rd Quarter 2012	$11.32	$ 6.00
4th Quarter 2012	$12.97	$ 8.99

We had the following shares outstanding of common stock held by stockholders of record as of March 8, 2013:

	Shares Outstanding	Stockholders of Record
Common—Class A	25,164,248	41(1)
Common—Class B	4,252,471	3

(1)	The majority of these shares are held in nominee names by brokers and other institutions on behalf of approximately 3,000 stockholders.

Our senior secured credit facilities restrict us from paying dividends to stockholders over the term of the agreement. On November 26, 2012, our board of directors approved a new dividend policy pursuant to which the board of directors intends to declare a total annual cash dividend with respect to the Nexstar’s outstanding shares of Class A and Class B common stock of $0.48 per share in equal quarterly installments. On January 24, 2013, our board of directors declared a quarterly dividend of $0.12 per share of its Class A and Class B common stock. The first dividend payment was made on March 1, 2013 for a total of $3.5 million to shareholders of record on February 15, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,169,000	$5.55	1,149,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,169,000	$5.55	1,149,000

For a more detailed description of our option plans and grants, we refer you to Note 11 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2007 through December 31, 2012 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies:  Gray Television, Inc., LIN TV Corp. and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2007. The performance shown is not necessarily indicative of future performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$5.59	$44.32	$65.55	$85.8	$115.91
NASDAQ Composite Index	$100.00	$60.02	$87.25	$103.09	$102.28	$120.42
Peer Group	$100.00	$23.12	$44.18	$74.67	$90.88	$125.38

Item 6.                      Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2012, 2011 and 2010 and balance sheet data as of December 31, 2012 and 2011 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2009 and 2008 and balance sheet data as of December 31, 2010, 2009 and 2008 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009, respectively. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2012	2011	2010	2009	2008
Statements of Operations Data, for the years ended December 31:
Net revenue	$378,632	$306,491	$313,350	$251,979	$284,919
Operating expenses (income):
Corporate expenses	24,636	19,780	19,890	18,561	15,473
Station direct operating expenses, net of trade	84,743	73,829	70,674	70,549	72,056
Selling, general and administrative expenses, excluding depreciation and amortization	92,899	85,387	81,001	70,964	74,995
Restructure Charge	-	-	-	670	-
Non-cash contract termination fees	-	-	-	191	7,167
Impairment of goodwill (1)	-	-	-	7,360	38,856
Impairment of other intangible assets (1)	-	-	-	8,804	43,539
Amortization of broadcast rights, excluding barter	8,591	9,947	9,527	13,248	8,718
Trade and barter expense	20,841	21,270	19,602	18,699	17,936
Depreciation and amortization	46,549	47,824	44,844	45,385	49,153
Gain on asset exchange	-	-	(30)	(8,093)	(4,776)
Loss (gain) on asset disposal, net (2)	468	461	294	(2,560)	(43)
Income (loss) from operations	99,905	47,993	67,548	8,201	(38,155)
Interest expense	(51,559)	(53,004)	(54,266)	(39,182)	(48,117)
(Loss) gain on extinguishment of debt	(3,272)	(1,155)	(8,356)	18,567	2,897
Income (loss) from continuing operations before income tax expense(3)	45,074	(6,166)	4,926	(12,414)	(83,375)
Income tax benefit (expense)(4)	132,279	(5,725)	(6,741)	(200)	5,316
Income (loss) from continuing operations	177,353	(11,891)	(1,815)	(12,614)	(78,059)
Gain on disposal of station, net of income tax expense	5,139	-	-	-	-
Net income (loss)	$182,492	$(11,891)	$(1,815)	$(12,614)	$(78,059)
Net income (loss) per common share:
Basic	$6.31	$(0.42)	$(0.06)	$(0.44)	$(2.75)
Diluted	$5.94	$(0.42)	$(0.06)	$(0.44)	$(2.75)
Weighted average common shares outstanding:
Basic	28,940	28,626	28,434	28,427	28,423
Diluted	30,732	28,626	28,434	28,427	28,423

(1)	The Company recognized impairment charges on goodwill and FCC licenses during the years ended December 31, 2009 and 2008 and on network affiliation agreements for the year ended December 31, 2008.
(2)	The Company recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense, during the year ended December 31, 2012.
(3)	Due to the accretive acquisitions in 2011 and the acquisition from Newport in 2012, the Company generated pre-tax income from continuing operations during the year ended December 31, 2012.
(4)	In the fourth quarter of 2012, the Company decreased its valuation allowance by $151.4 million.

	2012	2011	2010	2009	2008
Balance Sheet data, as of December 31:
Cash and cash equivalents	$68,999	$7,546	$23,658	$12,752	$15,834
Working capital	105,323	39,619	53,622	36,875	27,391
Net intangible assets and goodwill	491,096	335,602	339,040	362,762	390,540
Total assets (1)	945,815	580,959	586,374	606,530	615,173
Total debt	857,642	640,361	643,100	670,374	662,117
Total stockholders’ equity (deficit)	2,954	(183,404)	(175,165)	(176,263)	(165,156)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$79,888	$40,340	$59,268	$22,993	$60,648
Investing activities	(238,617)	(54,579)	(13,340)	(35,590)	(38,492)
Financing activities	220,182	(1,873)	(35,022)	9,515	(22,548)
Capital expenditures, net of proceeds
from asset sales	17,250	13,316	13,799	18,838	30,687
Cash payments for broadcast rights	9,169	10,149	9,870	9,315	8,239

(1)
The Company revised its total assets as of December 31, 2011, 2010, 2009 and 2008 by a reduction of $14.1 million, $16.2 million, $13.3 million, $11.4 million, respectively, due to the change in accounting for broadcast rights. See Note 2 of the Consolidated Financial Statements for additional information.

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

Executive Summary

2012 Highlights

•
Net revenue increased 23.5% during 2012 compared to 2011. The increase in net revenue was primarily due to our July and December 2011 acquisitions of WFRV and WEHT, respectively, our December 2012 acquisition of ten television stations and Inergize Digital Media from Newport and increases in political advertising and retransmission compensation, which were partially offset by the discontinuance of management fee revenue from our terminated management services agreement with Four Points Media Group, LLC as well as termination of certain station affiliation agreements. The 2012 and 2011 acquired stations contributed a total of approximately $38.6 million to our net revenue for the year ended December 31, 2012.

•
On December 1, 2012, we acquired the assets of ten television stations in seven markets and Inergize Digital Media, a digital media management entity that offers solutions for companies in building presence on the web and in the mobile arena, from Newport for $225.5 million in cash, exclusive of working capital adjustment, funded by our senior secured credit facility.

•
On December 1, 2012, we and Mission entered into amendments to each of our senior secured credit facilities with a group of commercial banks which replaced the Company’s previous credit facilities. The new senior secured credit facilities consist of a $246.0 million term loan and a $65.0 million revolving credit facility for us and a $104.0 million term loan and $35.0 million revolving credit facility for Mission. We and Mission used the proceeds of these loans to finance acquisitions as well as for Mission to repay $38.1 million debt outstanding under its previous Term Loan B, plus accrued interest.

•
On December 1, 2012, we sold the net assets of KBTV, our FOX and Bounce TV affiliate in Beaumont-Port Arthur, TX, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC for $13.9 million, net of $0.1 million working capital sold. Proceeds of the sale were used to repay debt obligations and for general corporate purposes. We recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million of income tax expense.

•
On November 26, 2012, we announced a new dividend policy pursuant to which our board of directors intends to declare a total annual cash dividend with respect to our outstanding shares of Class A common stock and Class B common stock of $0.48 per share in equal quarterly installments of $0.12 per share. On January 24, 2013, our board of directors declared a quarterly dividend of $0.12 per share of our Class A and Class B common stock. The first dividend payment was made on March 1, 2013 for a total of $3.5 million to our shareholders of record on February 15, 2013.

•
On November 9, 2012, we completed the sale and issuance of our $250.0 million 6.875% Senior Notes due 2020 (the “6.875 Notes”) at par. The proceeds of the 6.875% Notes were used to retire the 7% Notes and the 7% PIK Notes, repay the amounts outstanding under our previous senior secured credit facility and for related fees and expenses. The 6.875% Notes are our senior unsecured obligations and are guaranteed by Mission.

•
On November 9, 2012, we retired our previous senior secured credit facility, repaying the outstanding principal balances of $108.9 million of Term Loan B and $23.0 million of revolving loans, plus accrued interest. During October and November of 2012, Mission repaid the principal amounts outstanding of its revolving credit facility of $10.0 million plus accrued interest. These transactions resulted in a loss on extinguishment of debt of $1.7 million.

•
On November 9, 2012, we redeemed $3.8 million and $110.7 million of our 7% senior subordinated notes due 2014 (“7% Notes”) and 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”), respectively, for $1,003 per each $1,000 of outstanding principal, plus accrued and unpaid interest in accordance with the tender offer dated October 24, 2012. The tender offer expired on November 21, 2012 and we redeemed the remaining $0.1 million and $1.9 million outstanding principal balance of the 7% Notes and 7% PIK Notes, respectively, at the redemption price of 100.0%. These transactions resulted in a loss on extinguishment of debt of $1.0 million.

•
On November 2, 2012, we and Mission entered into definitive agreements to acquire the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont, from Smith Media for a total purchase price of $16.9 million, subject to working capital adjustment. We made an initial payment of $0.8 million pursuant to the terms of the purchase agreement. We and Mission completed the acquisition and paid the remaining $16.1 million on February 15, 2013, funded by a combination of the Company’s borrowings from revolving credit facilities and cash on hand.

•
On November 1, 2012, we entered into a definitive agreement and made an initial payment of $3.5 million to acquire the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for a total purchase price of $35.4 million, subject to working capital adjustment. We completed the acquisition and paid the remaining $31.9 million on February 15, 2013 funded by existing cash on hand.

•
On July 18, 2012, Mission entered into a definitive agreement and made an initial payment of $6.0 million to acquire the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for a total of purchase price $60.0 million, subject to working capital adjustment.  Mission completed the acquisition on January 1, 2013 and paid the remaining $54.0 million on January 3, 2013 funded by the proceeds of Mission’s senior secured credit facility.

•
On May 11, 2012, we redeemed $34.0 million of our outstanding 7% Notes at 100%. As a result of the redemption, we recorded $0.5 million of loss on extinguishment of debt related to this transaction. We funded the redemption from cash on hand and borrowings under our revolving credit facility.

•	Throughout 2012, we and Mission repaid the contractual maturities under each of our previous Term Loan B, for a total of $1.1 million.

•	During 2012, we and Mission repaid $24.3 million, net, of our revolving loan borrowings under our senior secured credit facilities.

Overview of Operations

We owned and operated 45 television stations and 10 digital multi-cast channels as of December 31, 2012. Through various local service agreements, we programmed or provided sales and other services to 19 additional television stations and four digital multicast channels, including 17 television stations and four digital multicast channels owned and operated by Mission as of December 31, 2012. All of the stations that we program or provide sales and other services to, including Mission, are 100% owned by independent third parties.

The following table summarizes the various local service agreements we had in effect as of December 31, 2012 with Mission:

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. These option agreements expire on various dates between 2013 and 2022 and are freely exercisable or assignable by us without consent or approval by Mission. We expect these option agreements to be renewed upon expiration.

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

The operating revenue of our stations is derived primarily from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2012 and 2011, revenue generated from local broadcast advertising represented 71.4% and 73.4%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

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

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The programming expense is recognized over the license period or period of usage, whichever ends earlier.

Our primary operating expenses consist of commissions on advertising revenue, employee compensation and benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2012 was an election year, we are reporting significantly more political advertising revenue in 2012 compared to 2011, which is consistent with our expectations.

Debt Transactions

On December 1, 2012, we and Mission entered into amendments to each of our senior secured credit facilities with a group of commercial banks which replaced the Company’s previous credit facilities. The new senior secured credit facilities consist of a $246.0 million term loan and a $65.0 million revolving credit facility for us and a $104.0 million term loan and $35.0 million revolving credit facility for Mission. We and Mission used the proceeds of these loans to finance acquisitions as well as for Mission to repay $38.1 million debt outstanding under its previous Term Loan B, plus accrued interest.

On November 9, 2012, we retired our previous senior secured credit facility, repaying the outstanding principal balances of $108.9 million of Term Loan B and $23.0 million of revolving loans, plus accrued interest. During October and November of 2012, Mission repaid the principal amounts outstanding of its revolving credit facility of $10.0 million plus accrued interest. These transactions resulted in a loss on extinguishment of debt of $1.7 million.

On November 9, 2012, we redeemed $3.8 million and $110.7 million of our 7% Notes and 7% PIK Notes, respectively, for $1,003 per each $1,000 of outstanding principal, plus accrued and unpaid interest in accordance with the tender offer dated October 24, 2012. The tender offer expired on November 21, 2012 and we redeemed the remaining $0.1 million and $1.9 million outstanding principal balance of the 7% Notes and 7% PIK Notes, respectively, at the redemption price of 100.0%. These transactions resulted in a loss on extinguishment of debt of $1.0 million.

On November 9, 2012, we completed the sale and issuance of our 6.875% Notes at par. The proceeds of the 6.875% Notes were used to retire the 7% Notes and the 7% PIK Notes, repay the amounts outstanding under our previous senior secured credit facility and for related fees and expenses. The 6.875% Notes are our senior unsecured obligations and are guaranteed by Mission.

On October 23, 2012, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments exclude, through and including December 31, 2012, from the calculation of indebtedness and prepayment requirement, the proceeds of the 6.875% Notes and permit us to hold the net proceeds of the 6.875% Notes, pending repurchase of our outstanding 7% Notes and 7% PIK Notes and refinancing of a portion of the borrowings outstanding under our senior secured credit facilities with such proceeds, until December 31, 2012.

On September 27, 2012, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments remove the requirement for the Company to provide pro forma certificates to the lenders prior to entering into an acquisition and exclude any acquisitions from dollar limitations within the credit agreements if they are not to be funded with the existing senior secured credit facilities.

On May 11, 2012, we redeemed $34.0 million of our outstanding 7% Notes at 100.0%. As a result of the redemption, we recorded approximately $0.5 million of loss on extinguishment of debt related to this transaction. We funded the redemption of the notes from a combination of cash on hand and borrowings under its revolving credit facility.

Throughout 2012, we and Mission repaid the contractual maturities under each of our previous Term Loan B, for a total of $1.1 million.

During 2012, we and Mission repaid $24.3 million, net, of our revolving loan borrowings under our senior secured credit facilities.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Local	$190,168	47.8	$181,569	57.3	$173,901	52.9
National	76,123	19.1	65,728	20.8	61,995	18.8
Political	46,276	11.6	6,326	2.0	39,318	12.0
Retransmission compensation	60,933	15.4	37,393	11.8	29,911	9.1
eMedia revenue	18,363	4.6	16,224	5.1	13,821	4.2
Network compensation	770	0.2	987	0.3	2,050	0.6
Management fee	1,961	0.6	6,189	2.0	5,674	1.7
Other	2,938	0.7	2,307	0.7	2,270	0.7
Total gross revenue	397,532	100.0	316,723	100.0	328,940	100.0
Less: Agency commissions	(40,820)	(10.3)	(31,689)	(10.0)	(35,317)	(10.7)
Net broadcast revenue	356,712	89.7	285,034	90.0	293,623	89.3
Trade and barter revenue	21,920		21,457		19,727
Net revenue	$378,632		$306,491		$313,350

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Net revenue	$378,632	100.0	$306,491	100.0	$313,350	100.0
Operating expenses (income):
Corporate expenses	24,636	6.5	19,780	6.4	19,890	6.3
Station direct operating expenses, net of trade	84,743	22.4	73,829	24.1	70,674	22.6
Selling, general and administrative expenses	92,899	24.5	85,387	27.9	81,001	25.8
Gain on asset exchange	-	-	-	-	(30)	-
Loss on asset disposal, net	468	0.1	461	0.2	294	0.1
Trade and barter expense	20,841	5.5	21,270	6.9	19,602	6.3
Depreciation and amortization	46,549	12.3	47,824	15.6	44,844	14.3
Amortization of broadcast rights, excluding barter	8,591	2.3	9,947	3.2	9,527	3.0
Income from operations	$99,905		$47,993		$67,548

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Gross local advertising revenue was $190.2 million for the year ended December 31, 2012, compared to $181.6 million for the same period in 2011, an increase of $8.6 million, or 4.7%. The increase was primarily related to incremental advertising from our automotive customers and revenue from our acquired stations in December 2012 and during the second half of 2011 which more than offset the decrease associated with the termination of certain station affiliation agreements. Gross national advertising revenue was $76.1 million for the year ended December 31, 2012, compared to $65.7 million for the same period in 2011, an increase of $10.4 million, or 15.8%, primarily attributable to the stations acquired as well as changes in mix between our local and national advertising revenues. Our largest advertiser category, automotive, represented 24.2% and 21.1% of local and national advertising revenue for the year ended December 31, 2012 and 2011, respectively. Overall, this category increased by 24.9%, of which approximately 7.1% came from our acquired stations during the second half of 2011. The other categories representing our top five were fast food/restaurants, which decreased 4.5%, paid programming, which increased 4.3%, furniture, which increased 7.2%, and department/retail stores, which increased 3.3%.

Gross political advertising revenue was $46.3 million for the year ended December 31, 2012, compared to $6.3 million for the same period in 2011, an increase of $40.0 million, or 631.5%, as expected, due to 2012 being an election year.

Retransmission compensation was $60.9 million for the year ended December 31, 2012, compared to $37.4 million for the same period in 2011, an increase of $23.5 million, or 63.0%. The increase in retransmission compensation was primarily the result of contracts providing for higher rates per subscriber during the year. We also earned approximately $4.0 million in retransmission compensation from new stations acquired in December 2012 and during the second half of 2011.

eMedia revenue, representing web-based and mobile advertising revenue generated at the Company’s stations, was $18.4 million for the year ended December 31, 2012, compared to $16.2 million for the same period in 2011, an increase of $2.2 million or 13.2%. The increase in eMedia revenue is primarily attributable to eMedia sales efforts and the incremental revenue from new stations acquired in December 2012 and during the second half of 2011.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $24.6 million for the year ended December 31, 2012, compared to $19.8 million for the same period in 2011, an increase of $4.8 million, or 24.6%. This was due to an increase in legal and professional fees associated with our acquisitions of $1.9 million and capital market activities of $0.4 million, increased bonus expense related to higher revenues in this political year of $1.3 million, increased payroll and related costs of $0.8 million, primarily resulting from 2012 and 2011 acquisitions, as well as $0.2 million incremental stock-based compensation expense due to stock option grants during the third quarter of 2012.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses (net of trade expense) were $177.6 million for the year ended December 31, 2012, compared to $159.2 million for the same period in 2011, an increase of $18.4 million, or 11.6%. The increase was primarily due to expenses of the acquired stations in December 2012 and during the second half of 2011, increase of $4.1 million in programming costs primarily due to the renewed network affiliation agreements entered into during 2012 and 2011, as well as increases of $0.8 million in amounts paid under station outsourcing agreements. These increases were partially offset by a decrease in employee health claims of $0.9 million and a $0.6 million decrease in provision for bad debts due to our improved accounts receivable collection practices.

Amortization of broadcast rights, excluding barter was $8.6 million for the year ended December 31, 2012, compared to $9.9 million for the same period in 2011, a decrease of $1.4 million, or 13.6%, of which $0.5 million is attributable to changes in sports programming on one of our stations and $1.6 million attributable to general programming mix changes among our stations. These were partially offset by the $0.7 million incremental amortization of broadcast rights of acquired stations in 2012 and 2011.

Amortization of intangible assets was $23.0 million for the year ended December 31, 2012, compared to $26.0 million for the same period in 2011, a decrease of $3.0 million, or 11.5%. The decrease was primarily due to termination of certain FOX affiliation contracts which were fully amortized in 2011, partially offset by incremental amortization from acquired stations.

Depreciation of property and equipment was $23.6 million for the year ended December 31, 2012, compared to $21.9 million for the same period in 2011, an increase of $1.7 million, or 7.8%, primarily due to the incremental depreciation of fixed assets of our acquired stations in December 2012 and during the second half of 2011.

Interest Expense

Interest expense, net was $51.6 million for the year ended December 31, 2012, compared to $53.0 million for the same period in 2011, a decrease of $1.4 million, or 2.7%. The decrease was primarily attributed to retirement of our 7% Notes and 7% PIK Notes with higher interest financed with our new 6.875% Notes. We and Mission also refinanced our senior secured credit facilities for a lower interest rate. Additionally, the Company had less average outstanding debt in 2012, compared to 2011.

Loss on Extinguishment of Debt

In 2012, the Company recognized $3.3 million of loss on extinguishment of debt, which consisted of $0.6 million and $0.9 million related to the retirement of 7% Notes and 7% PIK Notes, respectively, and $1.8 million related to Nexstar’s and Mission’s refinancing of their senior secured credit facilities.

Income Taxes

The Company recognized an income tax benefit of $132.3 million for the year ended December 31, 2012, compared to income tax expense of $5.7 million for the same period in 2011, an increase in income tax benefit of $138.0 million. The increase in income tax benefit was due to the release of a valuation allowance against deferred tax assets for NOLs and other deferred tax assets partially offset by the tax provision for 2012.

Prior to 2012, the Company’s provision for income taxes was primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and FCC licenses for income tax purposes which are not amortized for financial reporting purposes. In the fourth quarter of 2012, the Company released its valuation allowance against deferred tax assets for NOLs and other deferred tax assets. Management’s assessment included consideration of all available positive and negative evidence including recent net operating loss utilization against its 2012 taxable income, cumulative pre-tax book income over the last three (3) years, historical operating results, projected future taxable income over the net operating loss carryforward period, the anticipated ability to sustain a level of earnings, a lower weighted average cost of debt, growth of the Company’s e-Media platform and revenue, and the continued renewal of network affiliation and retransmission consent agreements on favorable economic terms. Due to strong financial results and improved credit profile in recent years, the Company was able to obtain a decreased interest rate of 6.875% on its new senior unsecured notes and a lower interest rate on its refinanced senior secured credit facilities in the fourth quarter of 2012. In addition, the Company expanded its line of credit and borrowing capacity on favorable terms that significantly enhanced the Company’s ability to grow strategic market share through acquisition. In December 2012, the Company completed the acquisition of ten television stations in seven markets and Inergize Digital Media from Newport which followed three station acquisitions in 2011. Due to the accretive acquisitions in 2011 and the acquisition from Newport in 2012, the Company generated pre-tax income of $45.0 million from continuing operations. This expected level of earnings makes it more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

Based on the results of our in-depth assessment, management determined that it was more likely than not that the NOLs and other deferred tax assets were realizable based on all available positive and negative evidence. As a result, the Company decreased its valuation allowance by $151.4 million through its income tax benefit in the 2012 Consolidated Statement of Operations.

Management made the “more likely than not” assessment separately for both Nexstar and Mission. Mission files federal and state income tax returns separately from Nexstar.  Mission is a variable interest entity and there is no common ownership with Nexstar that would allow it to join in a consolidated filing.  For this reason, the net operating losses and other deferred tax items of Mission are assessed separately on the basis of realization on the separately filed income tax return.

Gain on Disposal of Station

On December 1, 2012, we sold the net assets of KBTV, the FOX and Bounce TV affiliate in Beaumont-Port Arthur, TX, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC for $13.9 million, net of $0.1 million working capital sold. Proceeds of the sale were used to repay our debt obligations and for general corporate purposes. We recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Gross local advertising revenue was $181.6 million for the year ended December 31, 2011, compared to $173.9 million for the same period in 2010, an increase of $7.7 million, or 4.4%, of which $5.1 million related to acquired stations. Gross national advertising revenue was $65.7 million for the year ended December 31, 2011, compared to $62.0 million for the same period in 2010, an increase of $3.7 million, or 6.0%, of which $2.2 million related to acquired stations. Excluding acquisitions, gross local and national advertising revenue increased by $4.1 million. The increase primarily related to increases in advertising from automotive of $3.3 million, department and retail stores of $1.6 million, school and instruction of $0.9 million and insurance of $0.8 million for the year, which was offset by a decrease in advertising from media (radio, television, cable and newspapers) of $0.8 million, telecom of $0.8 million and grocery stores of $0.8 million for the year. The increase in automotive was primarily driven by increases in domestic manufacturers and dealers and was partially offset by decreases in foreign manufacturers. The increase in department and retail stores was primarily driven by increases in local retailers. The increase in school and instruction advertising was primarily driven by increases in vocational schools, both from existing and new customers.

Gross political advertising revenue was $6.3 million for the year ended December 31, 2011, compared to $39.3 million for the same period in 2010, a decrease of $33.0 million, or 83.9%, as expected since 2011 is not an election year. The year 2011 political revenue primarily related to increased issue and political action spending, special congressional election in Rochester, New York and Wisconsin gubernatorial and state senate recalls.

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

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, remained consistent at $19.8 million for the year ended December 31, 2011, compared to $19.9 million for the year ended December 31, 2010. Corporate expenses decreased due to the 2010 recognition of $1.6 million of non-cash incremental stock-based compensation expense resulting from the stock option repricing in May 2010 (see Note 11 to the Consolidated Financial Statements), which was offset by an increase of $1.4 million in legal and professional fees associated primarily with our acquisitions, strategic alternatives and our antitrust lawsuit.

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

On January 3, 2013, Mission borrowed $60.0 million in additional term loans under its new senior secured credit facility to fund the acquisition of the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for a total purchase price of $60.0 million, subject to working capital adjustment.

On November 26, 2012, we announced a new dividend policy pursuant to which our board of directors intends to declare a total annual cash dividend with respect to our outstanding shares of Class A common stock and Class B common stock of $0.48 per share in equal quarterly installments of $0.12 per share. On January 24, 2013, our board of directors declared a quarterly dividend of $0.12 per share of our Class A and Class B common stock. The first dividend payment was made on March 1, 2013 for a total of $3.5 million to our shareholders of record on February 15, 2013. Future dividends, if any, will be at the discretion of our board of directors and will depend on several factors including our results of operations, cash requirements and surplus, financial condition, covenant restrictions and other factors that our board of directors may deem relevant.

On February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, from Granite for a total purchase price of $26.5 million, subject to adjustments for working capital acquired. Nexstar made a deposit of $20.0 million for the acquisition of the station’s non-FCC license assets upon signing the agreement. Nexstar funded the purchase price of this acquisition with cash on hand and expects the transaction to close in the second quarter of 2013.

On February 15, 2013, Nexstar made a payment for the remaining purchase price of $31.9 million, subject to adjustments for working capital acquired, to complete the acquisition of the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport. The transaction was funded by cash on hand.

On March 1, 2013, Nexstar and Mission made payments for the remaining purchase price of $16.1 million, subject to adjustments for working capital acquired, to complete the acquisition of the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market, from Smith Media. The transaction was funded by a combination of Nexstar’s and Mission’s $10.0 million total borrowings from their revolving credit facilities and cash on hand.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$79,888	$40,340	$59,268
Net cash used in investing activities	(238,617)	(54,579)	(13,340)
Net cash provided by (used in) financing activities	220,182	(1,873)	(35,022)
Net increase (decrease) in cash and cash equivalents	$61,453	$(16,112)	$10,906
Cash paid for interest	$66,360	$51,088	$46,928
Cash paid for income taxes, net	$1,597	$474	$397

	As of December 31,
	2012	2011
Cash and cash equivalents	$68,999	$7,546
Long-term debt including current portion	857,642	640,361
Unused commitments under senior secured credit facilities(1)	100,000	50,700

(1)
Based on covenant calculations, as of December 31, 2012, all of the $100 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $37.8 million during the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily due to an increase in net revenue of $72.1 million which was partially offset by an increase in cash paid for interest of $15.3 and incremental expenses from acquisitions in December 2012 and 2011.  The Company also recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense in 2012.

Cash paid for interest increased by $15.3 million during the year ended December 31, 2012 compared to the same period in 2011. This was due to the increase of $17.3 million in cash paid for interest on our 7% Notes and 7% PIK Notes primarily related to the interest items included in the accreted debt balances paid in 2012, and an increase of $0.8 million in cash interest paid on the senior secured credit facilities due to larger amounts outstanding under the Company’s revolving credit facilities and. These increases were partially offset by a $2.8 million decrease in cash paid for interest on our 11.375% senior discount notes redeemed in 2011.

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

Nexstar and its subsidiaries file a consolidated federal income tax return.  Mission files its own separate federal income tax return.  Additionally, Nexstar and Mission file their own state and local tax returns as required.  During the years ended December 31, 2012 , 2011 and 2010, the Company paid taxes of $1.6 million, $0.5 million and $0.4 million, respectively.

Cash Flows – Investing Activities

Net cash used in investing activities increased by $184.0 million during the year ended December 31, 2012 compared to the same period in 2011. Capital expenditures were $17.3 million during the year ended December 31, 2012 compared to $13.3 million for the same period in 2011. Additionally, the Company acquired the assets of ten television stations in seven markets and Inergize Digital Media from Newport for $225.0 million and made escrow payments of $10.4 million for the acquisitions of seven stations in four markets. These uses of cash for investing activities were partially offset by $13.9 million net proceeds from sale of the net assets of KBTV, our FOX and Bounce TV affiliate in Beaumont-Port Arthur, TX, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC.
Net cash used in investing activities increased by $41.2 million during the year ended December 31, 2011 compared to the same period in 2010. Capital expenditures were fairly consistent at $13.4 million for the year ended December 31, 2011, compared to $13.8 million for the year ended December 31, 2010. Additionally, Nexstar paid an aggregate of $41.4 million for the acquisitions of WFRV, WJMN, GoLocal.Biz and WEHT. There were no acquisitions in 2010.

Cash Flows – Financing Activities

Net cash provided by financing activities was $220.2 million for the year ended December 31, 2012 compared to $1.9 million net cash used in financing activities for the same period in 2011.

On December 1, 2012, Nexstar and Mission obtained $246.0 million and $44.0 million term loans under each of their new senior secured credit facilities to finance their acquisitions as well as for Mission to repay the $38.1 million debt outstanding under its previous Term Loan B, plus accrued interest. On November 9, 2012, Nexstar completed the sale and issuance of its $250.0 million 6.875% Notes in which the proceeds were used to repay debt outstanding of $3.9 million, $112.6 million, $108.9 million and $23.0 million of its 7% Notes, 7% PIK Notes, previous Term Loan B and revolving loans, respectively, plus accrued interest. During October and November of 2012, Mission repaid the principal amounts outstanding of its revolving credit facility of $10.0 million, plus accrued interest. Nexstar and Mission made total payments for debt financing costs of $13.2 million related to their new senior secured credit facilities and Nexstar’s 6.875% Notes.

On May 11, 2012, Nexstar redeemed $34.0 million of its outstanding 7% Notes at 100.0%. As a result of the redemption, Nexstar recorded approximately $0.5 million of loss on extinguishment of debt related to this transaction. Nexstar funded the redemption of the notes from a combination of cash on hand and borrowings under its revolving credit facility.

During 2012, Nexstar and Mission repaid the contractual maturities under each of their previous Term Loan B, for a total of $1.1 million. Nexstar and Mission also repaid $24.3 million, net, of borrowings under our revolving credit facilities.

During 2012, Nexstar received proceeds from exercise of stock options of $1.8 million compared to $0.1 million for the same period in 2011.

During 2011, Nexstar added $50.0 million to its term loan, used to repurchase various outstanding notes, and borrowed $40.4 million of revolving loans, primarily related to the acquisitions, both under the our senior secured credit facility. Nexstar repaid $22.8 million throughout the year of the revolving loans, using cash on hand. The outstanding balance of the 11.375% Notes of $45.9 million, $7.3 million of outstanding 7% Notes and $21.2 million of outstanding 7% PIK Notes were repurchased during the year, from the proceeds of the term loan borrowing and cash on hand, all amounts net of amounts paid related to accrued PIK interest and original issue discount. Mission borrowed $6.7 million of revolving loans under the Mission senior secured credit facility, related to the acquisition of WTVW.

During 2010, Nexstar and Mission paid a total of $299.2 million on ours and Mission’s senior secured credit facilities. The outstanding balance of the senior subordinated PIK notes due 2014 was repurchased in various transactions throughout the year for $35.0 million, excluding amounts related to accrued PIK interest and original issue discount. Additionally, throughout 2010, Nexstar completed repurchases of $5.9 million of the 7% PIK Notes, $2.4 million of the 7% Notes and $2.3 million of the 11.375% Notes, all net of amounts related to accrued PIK interest and original issue discount.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2012, Nexstar and Mission had total combined debt of $857.6 million, which represented 99.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $100.0 million of total unused revolving loan commitments under our respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2012. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our future borrowing capacity and the amount of total unused revolving loan commitments.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2012 (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Nexstar senior secured credit facility	$246,000	$1,845	$4,920	$4,920	$234,315
Mission senior secured credit facility	44,000	330	880	880	41,910
8.875% senior secured second lien notes due 2017	325,000	-	-	325,000	-
6.875% Senior unsecured notes due 2020	250,000	-	-	-	250,000
	$865,000	$2,175	$5,800	$330,800	$526,225

We make semiannual interest payments on our 8.875% Notes on April 15 and October 15 of each year. We will make semiannual interest payments on our 6.875% Notes on May 15 and November 15 of each year. We fully paid all debt outstanding on our 7% Notes and 7% PIK Notes in 2012. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from December 31, 2012.

No Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):
	Total	2013	2014-2015	2016-2017	Thereafter
Nexstar senior secured credit facility	$246,000	$1,845	$4,920	$4,920	$234,315
Mission senior secured credit facility	44,000	330	880	880	41,910
8.875% senior secured second lien notes due 2017	325,000	-	-	325,000	-
6.875% senior unsecured notes due 2020	250,000	-	-	-	250,000
Cash interest on debt	357,273	59,558	118,740	103,796	75,179
Broadcast rights current cash commitments(1)	7,319	4,344	2,809	166	-
Broadcast rights future cash commitments	18,017	6,793	8,572	1,274	1,378
Executive employee contracts(2)	22,029	7,724	10,118	4,187	-
Operating lease obligations	50,847	5,374	9,538	9,626	26,309
Total contractual cash obligations	$1,320,485	$85,968	$155,577	$449,849	$629,091

(1)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2012 in the amount of $12.4 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2012, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

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

Consolidation of Mission and Variable Interest Entities

We regularly evaluate our local service agreements and other arrangements where we may have variable interests to determine whether we are the primary beneficiary of a variable interest entity (“VIE”). Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Accounting rules expand the definition of controlling financial interest to include factors other than equity ownership and voting rights.

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

Mission is included in our Consolidated Financial Statements because we are deemed to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements we have with the Mission stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. These purchase options expire on various dates between 2012 and 2021 and we expect them to be renewed upon expiration.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $491.1 million, or 51.9%, of our total assets as of December 31, 2012. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We completed our annual test for impairment of goodwill and FCC licenses tested for impairment as of December 31, 2012 and 2011, resulting in no need for impairment charges. All of the fair values of our reporting units and FCC licenses tested for impairment exceeded their carrying amounts. In aggregate, our fair values exceeded their book values by a margin of 165.0%

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2012	2011
Market growth rates	0.1 – 5.1%	0 – 5.9%
Operating profit margins – FCC licenses	12.0 – 34.5%	11.5 – 33.7%
Operating profit margins – goodwill	21.0 – 38.6%	20.0 – 38.7%
Discount rate	10.0%	10.0%
Tax rate	35.2 – 40.6%	34.0 – 40.6%
Capitalization rate	7.3 – 9.0%	7.3 – 9.0%

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.0 million and $1.3 million as of December 31, 2012 and 2011, respectively.

Broadcast Rights Carrying Amount

We record Broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is available for broadcast. We consider programs that have been produced prior to our contract period to be available for broadcast, while programs that are produced throughout the contract period are recorded and amortized as they are aired. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we amortize the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2012, the carrying amounts of our current broadcast rights were $8.5 million and non-current broadcast rights were $8.6 million.

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us periodically, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $13.8 million, $13.5 million and $12.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Trade revenue of $8.1 million, $8.0 million and $7.7 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. We incurred trade and barter expense of $20.8 million, $21.3 million and $19.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership by our principal shareholder, ABRY, could limit our ability to use our NOLs. Ownership changes are evaluated as they occur.

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

The interest rate on the term loan borrowings under the senior credit facilities was 4.5% as of December 31, 2012 and the interest rate on the revolver loans was 4.6%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) from its December 31, 2012 level would increase our annual interest expense and decrease our cash flow from operations by $0.9 million, based on the outstanding balance of our credit facilities as of December 31, 2012. An increase in LIBOR of 50 basis points (one-half of a percentage point) or decrease in LIBOR by 100 or 50 basis points would not have any impact on our annual interest expense and our cash flow from operations. Our 8.875% Notes and our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2012, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

We have excluded KTVX, KUCW, WPTY, WLMT, WSYR, WBGH, WIVT, WETM, WJKT, WWTI and Inergize Digital Media from our assessment of internal control over financial reporting as of December 31, 2012, because they were acquired in purchase business combinations in 2012. These acquired businesses represented collectively 25.6% of our consolidated total assets and 2.1% of our consolidated total net revenues as of and for the year ended December 31, 2012.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report which appears herein.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 18 to the Consolidated Financial Statements filed as part of this report.

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
Thomas E. Carter
Chief Financial Officer
Dated: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2013.

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
Lisbeth McNabb

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Broadcasting Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded KTVX, KUCW, WPTY, WLMT, WSYR, WBGH, WIVT, WETM, WJKT, WWTI and Inergize Digital Media from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in purchase business combinations during 2012. We have also excluded KTVX, KUCW, WPTY, WLMT, WSYR, WBGH, WIVT, WETM, WJKT, WWTI and Inergize Digital Media from our audit of internal control over financial reporting. KTVX, KUCW, WPTY, WLMT, WSYR, WBGH, WIVT, WETM, WJKT, WWTI and Inergize Digital Media are wholly owned subsidiaries whose total assets and total revenues represent collectively 25.6% and 2.1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2013

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$68,999	$7,546
Accounts receivable, net of allowance for doubtful accounts of $1,965 and $1,313, respectively	74,553	71,279
Current portion of broadcast rights	8,477	5,431
Prepaid expenses and other current assets	11,297	1,734
Total current assets	163,326	85,990
Property and equipment, net	180,162	146,613
Broadcast rights	8,631	6,135
Goodwill	148,409	112,575
FCC licenses	198,257	119,569
FCC licenses of Mission	21,939	21,939
Other intangible assets, net	122,491	81,519
Deferred tax assets	72,090	-
Other noncurrent assets, net	30,510	6,619
Total assets	$945,815	$580,959
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$2,175	$1,500
Current portion of broadcast rights payable	9,094	5,082
Accounts payable	12,324	9,175
Accrued expenses	18,122	13,223
Taxes payable	983	402
Interest payable	8,703	10,868
Deferred revenue	2,276	2,196
Other liabilities of Mission	3,195	2,794
Other liabilities	1,131	1,131
Total current liabilities	58,003	46,371
Debt	855,467	638,861
Broadcast rights payable	8,674	5,976
Deferred tax liabilities	-	40,278
Other liabilities of Mission	7,511	17,972
Other liabilities	13,206	14,905
Total liabilities	942,861	764,363
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2012 and 2011	$-	$-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 21,677,248 and 15,387,131 shares issued and outstanding at December 31, 2012 and 2011, respectively	217	154
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 7,702,471 and 13,411,588 shares issued and outstanding at December 31, 2012 and 2011, respectively	77	134
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2012 and 2011	-	-
Additional paid-in capital	410,514	406,654
Accumulated deficit	(407,854)	(590,346)
Total stockholders' equity (deficit)	2,954	(183,404)
Total liabilities and stockholders' equity (deficit)	$945,815	$580,959

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years Ended December 31,
	2012	2011	2010

Net revenue	$378,632	$306,491	$313,350
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	91,764	81,657	78,322
Selling, general, and administrative expenses, excluding depreciation and amortization	117,535	105,167	100,891
Amortization of broadcast rights	22,411	23,389	21,481
Amortization of intangible assets	22,994	25,979	23,732
Depreciation	23,555	21,845	21,112
Loss on asset disposal, net	468	461	264
Total operating expenses	278,727	258,498	245,802
Income from operations	99,905	47,993	67,548
Interest expense, net	(51,559)	(53,004)	(54,266)
Loss on extinguishment of debt	(3,272)	(1,155)	(8,356)
Income (loss) from continuing operations
before income tax benefit (expense)	45,074	(6,166)	4,926
Income tax benefit (expense)	132,279	(5,725)	(6,741)
Income (loss) from continuing operations	177,353	(11,891)	(1,815)
Gain on disposal of station, net of income tax expense of $3,098	5,139	-	-
Net income (loss)	$182,492	$(11,891)	$(1,815)
Income (loss) per common share from continuing operations:
Basic	$6.13	$(0.42)	$(0.06)
Diluted	$5.77	$(0.42)	$(0.06)
Gain on disposal of station, net of income tax expense, per common share:
Basic	$0.18	$-	$-
Diluted	$0.17	$-	$-
Net income (loss) per common share:
Basic	$6.31	$(0.42)	$(0.06)
Diluted	$5.94	$(0.42)	$(0.06)
Weighted average number of common shares outstanding:
Basic	28,940	28,626	28,434
Diluted	30,732	28,626	28,434

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Years Ended December 31, 2012
(in thousands, except share information)

											Total
			Common Stock						Additional		Stockholders'
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2009	-	$-	15,018,839	$150	13,411,588	$134	-	$-	$400,093	$(576,640)	$(176,263)
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,827	-	2,827
Exercise of stock options	-	-	20,000	-	-	-	-	-	86	-	86
Net loss	-	-	-	-	-	-	-	-	-	(1,815)	(1,815)
Balance as of December 31, 2010	-	-	15,038,839	150	13,411,588	134	-	-	403,006	(578,455)	(175,165)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,162	-	1,162
Exercise of stock options	-	-	14,000	1	-	-	-	-	66	-	67
Issuance of stock for station acquisition	-	-	334,292	3	-	-	-	-	2,420	-	2,423
Net loss	-	-	-	-	-	-	-	-	-	(11,891)	(11,891)
Balance as of December 31, 2011	-	-	15,387,131	154	13,411,588	134	-	-	406,654	(590,346)	(183,404)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,362	-	1,362
Exercise of stock options	-	-	581,000	6	-	-	-	-	1,762	-	1,768
Conversion of Class B common stock to Class A common stock	-	-	5,709,117	57	(5,709,117)	(57)	-	-	-	-	-
Tax benefit from exercises of stock options	-	-	-	-	-	-	-	-	736	-	736
Net income	-	-	-	-	-	-	-	-	-	182,492	182,492
Balance as of December 31, 2012	-	$-	21,677,248	$217	7,702,471	$77	-	$-	$410,514	$(407,854)	$2,954

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$182,492	$(11,891)	$(1,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(133,354)	5,218	6,260
Provision for bad debts and allowances	2,390	2,376	2,805
Depreciation of property and equipment	23,555	21,845	21,112
Amortization of intangible assets	22,994	25,979	23,732
Amortization of debt financing costs	1,610	1,715	2,119
Amortization of broadcast rights, excluding barter	8,591	9,947	9,527
Payments for broadcast rights	(9,169)	(10,149)	(9,870)
Payment-in-kind interest accrued to debt	-	21	896
Gain on disposal of station	(5,139)	-	-
Loss on asset disposal, net	468	461	264
Loss on extinguishment of debt	3,272	1,155	8,356
Premium on debt extinguishment, net	(344)	(254)	(1,430)
PIK interest paid upon debt extinguishment	(999)	(215)	(7,047)
Issue discount paid upon debt extinguishment	(14,626)	(3,126)	(3,242)
Deferred gain recognition	(437)	(436)	(437)
Amortization of debt discount	1,329	1,741	9,771
Amortization of deferred representation fee incentive	(769)	(618)	(620)
Stock-based compensation expense	1,362	1,162	2,827
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,348)	(8,177)	(3,446)
Prepaid expenses and other current assets	(348)	625	(141)
Other noncurrent assets	(1,690)	781	11
Accounts payable and accrued expenses	6,228	1,823	(130)
Taxes payable	581	22	73
Interest payable	(2,165)	1,598	4,645
Deferred revenue	(448)	(1,068)	(4,030)
Other liabilities of Mission	428	679	(547)
Other noncurrent liabilities	(576)	(874)	(375)
Net cash provided by operating activities	79,888	40,340	59,268
Cash flows from investing activities:
Purchases of property and equipment	(17,260)	(13,349)	(13,799)
Proceeds from disposals of property and equipment	236	122	459
Deposits and payments for acquisitions	(235,453)	(41,352)	-
Proceeds from disposal of station	13,860	-	-
Net cash used in investing activities	(238,617)	(54,579)	(13,340)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	608,750	97,100	316,839
Proceeds from exercise of stock options	1,768	67	86
Repayments of long-term debt and capital lease obligations	(377,834)	(98,507)	(344,811)
Payments for debt financing costs	(13,238)	(533)	(4,406)
Excess tax benefits from stock-based compensation arrangements	736	-	-
Consideration paid for debt extinguishments	-	-	(2,730)
Net cash provided by (used in) financing activities	220,182	(1,873)	(35,022)
Net increase (decrease) in cash and cash equivalents	61,453	(16,112)	10,906
Cash and cash equivalents at beginning of period	7,546	23,658	12,752
Cash and cash equivalents at end of period	$68,999	$7,546	$23,658
Supplemental information:
Interest paid	$66,360	$51,088	$46,928
Income taxes paid, net	$1,597	$474	$397
Non-cash investing and financing activities:
Accrued debt financing costs	$1,242	$30	$-
Accrued purchases of property and equipment	$1,263	$1,674	$950
Noncash purchases of property and equipment	$451	$484	$635
Station acquisition through issuance of Class A common stock	$-	$2,423	$-

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2012, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 64 television stations and 14 digital multi-cast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 38 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan and Utah. The stations are affiliates of NBC (14 stations), CBS (11 stations), ABC (16 stations), FOX (11 stations), MyNetworkTV (5 stations and 2 digital multi-cast channels), The CW (4 stations and one digital multi-cast channel), Bounce TV (9 digital multi-cast channels) and Me-TV (2 digital multi-cast channels) and three are independent. The stations reach approximately 12.7 million viewers or 11.1% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 19 stations and four digital multi-cast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

On December 1, 2012, Nexstar and Mission entered into amendments to each of their senior secured credit facilities with a group of commercial banks which replaced the Company’s previous credit facilities. The new senior secured credit facilities consist of a $246.0 million term loan and a $65.0 million revolving credit facility for Nexstar and a $104.0 million term loan and $35.0 million revolving credit facility for Mission. The Company used the proceeds of these loans to finance acquisitions (See Notes 3 and 19) as well as for Mission to repay $38.1 million debt outstanding under its previous Term Loan B, plus accrued interest.

On November 9, 2012, Nexstar completed the issuance and sale of $250.0 million 6.875% Senior Notes due 2020 (the “6.875% Notes”) at par. The proceeds of the 6.875% Notes was used to retire the 7% Notes and 7% PIK Notes, repay the amounts outstanding under Nexstar’s previous senior secured credit facility and for related fees and expenses.  The 6.875% Notes are senior unsecured obligations of Nexstar and are guaranteed by Mission.

On November 9, 2012, Nexstar retired its previous senior secured credit facility, repaying the outstanding principal balances of $108.9 million of Term Loan B and $23.0 million of revolving loans, plus accrued interest. During October and November of 2012, Mission repaid the principal amounts outstanding of its revolving credit facility of $10.0 million plus accrued interest.

On November 9, 2012, Nexstar redeemed $3.8 million and $110.7 million outstanding principal balance of the 7% Senior Subordinated Notes due 2014 (“7% Notes”) and the 7% Senior Subordinated PIK Notes due 2014 (“7% PIK Notes”), respectively, for $1,003 per each $1,000 of outstanding principal, plus accrued and unpaid interest in accordance with the tender offer dated October 24, 2012. The tender offer expired on November 21, 2012 and Nexstar redeemed the remaining $0.1 million and $1.9 million outstanding principal balance of the 7% Notes and 7% PIK Notes, respectively, at the redemption price of 100.0%.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. The Company expects these option agreements, if unexercised, will be renewed upon expiration. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 15 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2012:

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

In 2006, upon Nexstar’s acquisition of WLYH, the CW affiliate in Harrisburg, Pennsylvania, Nexstar became party to a TBA with Newport Television License, LLC (“Newport”). Under the TBA, Nexstar allows WHP, Newport’s CBS affiliate in Harrisburg, to program most of WLYH’s broadcast time, sell its advertising time and retain the advertising revenue generated in exchange for monthly payments to Nexstar. The TBA expires in 2015. On December 1, 2012, Newport sold WHP to Sinclair and the TBA transferred to Sinclair.

Nexstar has determined that it has variable interests in WYZZ, WUHF and WHP. Nexstar has evaluated its arrangements with Sinclair and Newport and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements for WYZZ and WUHF, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ and WUHF outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. As of December 31, 2012 and 2011, Nexstar had a balance in accounts payable to Sinclair for fees under these arrangements of $3.4 million and $0.7 million, respectively. As of each of December 31, 2012 and 2011, Nexstar had receivables of $2.7 million for advertising aired on these two stations. Sinclair fees incurred under these arrangements of $10.3 million, $5.6 million and $6.2 million were included in direct operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, respectively. Nexstar received payments from Newport and Sinclair under the TBA of $50 thousand, which were included in the Consolidated Statements of Operations for each of the years ended December 31, 2012, 2011 and 2010.

Nexstar also had a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owned and operated seven individual stations in four markets. Under this agreement, Nexstar managed the stations for Four Points but did not have ultimate control over the policies or operations of the stations. Nexstar had evaluated the business arrangement with Four Points and concluded that Nexstar was not the primary beneficiary of the variable interest because it did not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar did not consolidate Four Points’ financial results. In September 2011, Four Points entered into a definitive agreement to sell their stations to Sinclair and Nexstar began transitioning duties to Sinclair. The sale closed on January 3, 2012, terminating the management services agreement, whereby Nexstar received a payment of $6.7 million, including the outstanding accounts receivable balance of $4.8 million and a contract termination fee of $1.9 million, recorded in net revenue in the year ended December 31, 2011. As of December 31, 2012, all amounts due from Four Points have been received. As of December 31, 2011, Nexstar had a balance in accounts receivable for management fees from Four Points of $4.8 million, of which $4.2 million related to incentive fees for meeting certain financial targets. As of December 31, 2011, Nexstar owed Four Points for retransmission revenue it collected on Four Points behalf of $0.2 million, which was recorded as an accrued expense. Nexstar continues to indemnify Four Points for any claim or liability that arises out of its acts or omissions related to the agreement. Due to the termination of the management services agreement, Nexstar does not expect any additional liability to be incurred on this agreement.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability and useful lives of intangible assets and the fair value of non-monetary asset exchanges. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to its customers for advertising broadcast on its stations or placed on its websites or for retransmission consent from cable or satellite operators. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, as well as the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collectable.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $13.8 million, $13.5 million and $12.0 million of barter revenue and barter expense for the years ended December 31, 2012, 2011 and 2010, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $8.1 million, $8.0 million and $7.7 million of trade revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $7.0 million, $7.8 million and $7.6 million of trade expense for the years ended December 31, 2012, 2011 and 2010, respectively, which was included in direct operating expenses in the Company’s Consolidated Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: (1) the cost of each program is known or reasonably determinable, (2) the license period has begun, (3) the program material has been accepted in accordance with the license agreement, and (4) the programming is available for use. Programs that have been produced prior to our contract period are considered available for broadcast, while programs that are produced throughout the contract are recorded and amortized as they are aired. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company records amortization of the broadcast rights such that they equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to amortize the remaining value of the related broadcast rights on an accelerated basis or possibly immediately.

During the fourth quarter of 2012, the Company revised its accounting for broadcast rights. Previously, the Company recorded an asset and a liability for programming at the beginning of each license period. The Company has revised the accounting for programming that is produced throughout the license period, such that these contracts are now recorded and amortized as they are aired. The consolidated balance sheet as of December 31, 2011 has been revised and certain assets and liabilities have been reduced from prior presentation as follows: current portion of broadcast rights by $10.9 million, broadcast rights by $3.2 million, current portion of broadcast rights payable by $8.5 million, other current liabilities of Mission by $2.4 million, broadcast rights payable by $2.4 million and other liabilities of Mission by $0.8 million. This revision had no effect on the consolidated statements of operations, consolidated statement of changes in stockholders’ equity (deficit), or consolidated statements of cash flows and has been determined to be not material to previously issued consolidated financial statements.

Property and Equipment, Net

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 4).

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

The Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2012 and 2011, debt financing costs of $15.6 million and $5.0 million, respectively, were included in other noncurrent assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2012, 2011 and 2010, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.1 million, $1.9 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, of which the majority was recognized in trade expense.

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

The Company invests in short-term interest bearing obligations with original maturities of less than 90 days when purchased, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of each of December 31, 2012 and 2011, the Company had $0.1 million invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. See Note 7 for fair value disclosures related to the Company’s debt.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares are calculated using the treasury stock method.  They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options.  The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average shares outstanding - basic	28,940	28,626	28,434
Effect of dilutive stock options	1,792	-	-
Weighted average shares outstanding - diluted	30,732	28,626	28,434

The Company reported a net loss for the years ended December 31, 2011 and 2010 and stock options with potentially dilutive effect were excluded from the diluted share calculation as the effect would have been anti-dilutive. During the years ended December 31, 2012, 2011 and 2010, the following weighted average options were outstanding:

	2012	2011	2010
Options with a potentially dilutive effect	3,476,700	1,452,422	648,979
Out-of-the-money and other anti-dilutive options	379,380	2,325,309	3,105,029
Total	3,856,080	3,777,731	3,754,008

Recent Accounting Pronouncements

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

3. Acquisitions and Dispositions

Newport Acquisition

On December 1, 2012, Nexstar acquired the assets of ten television stations listed below in seven markets and Inergize Digital Media, a digital media management entity that offers solutions for companies in building presence on the web and in the mobile arena, from Newport (the “Newport Acquisition”) for $225.0 million in cash, funded by Nexstar’s senior secured credit facility (See Note 7). This acquisition allows Nexstar entrance into these markets. The transaction costs relating to this acquisition, including legal, professional fees and travel, of $1.7 million, were expensed as incurred.

Market	Station	Primary Affiliation
Salt Lake City, UT	KTVX	ABC
	KUCW	CW
Memphis, TN	WPTY	ABC
	WLMT	CW
Syracuse, NY	WSYR	ABC
Binghamton, NY	WBGH	NBC
	WIVT	ABC
Elmira, NY	WETM	NBC
Jackson, TN	WJKT	FOX
Watertown, NY	WWTI	ABC

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	9,346
Prepaid expenses	728
Property and equipment	44,314
FCC licenses	80,838
Network affiliation agreements	52,817
Other intangibles	11,149
Goodwill	36,501
Other assets	1,015
Total assets acquired	236,708
Less: Broadcast rights payable	(10,274)
Less: Accounts payable and accrued expenses	(1,204)
Less: Deferred revenue	(216)
Less: Other liabilities	(2)
Net assets acquired	$225,012

    Goodwill of $36.5 million is deductible for tax purposes. The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreement acquired will be amortized over 15 years. The intangible asset related to the software acquired will be amortized over five years.

The Newport Acquisition’s revenue of $8.0, million and net income of $0.5 million for the period December 1, 2012 to December 31, 2012 have been included in the accompanying consolidated statement of operations for 2012.

Unaudited Pro Forma Information

    The following unaudited pro forma information has been presented as if the Newport Acquisition had occurred on January 1, 2011, for the year ended December 31 (in thousands):

	Year Ended December 31,
	2012	2011
Net revenue	$457,171	$387,023
Income (loss) before income taxes	64,647	(9,712)
Net income (loss)	34,589	(17,736)

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

Beaumont Station Sale

On December 1, 2012, Nexstar sold the net assets of KBTV, its FOX and Bounce TV affiliate in Beaumont-Port Arthur, TX, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC for $13.9 million, net of $0.1 million working capital sold. Proceeds of the sale were used to repay debt obligations and for general corporate purposes. Nexstar recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense presented as discontinued operations. The operating results of KBTV, comprising net revenue of $4.1 million, $4.3 million and $4.2 million and total operating expenses of $4.0 million, $4.5 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, have not been presented as discontinued operations based on materiality for all periods presented.

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2012	2011
Buildings and improvements	39	$48,000	$39,118
Land	N/A	11,557	7,862
Leasehold improvements	term of lease	1,821	2,773
Studio and transmission equipment	5-15	246,418	218,041
Office equipment and furniture	3-7	29,058	25,605
Vehicles	5	12,157	11,390
Construction in progress	N/A	7,364	6,654
		356,375	311,443
Less: accumulated depreciation		(176,213)	(164,830)
Property and equipment, net		$180,162	$146,613

In 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain as of December 31, 2012 and 2011 was $3.2 million and $4.1 million, respectively, including $1.4 million and $1.6 million, repectively, in other liabilities of Mission and $0.4 million in current liabilities as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, included in net property and equipment is $2.5 million and $3.0 million, respectively, of costs related to the purchase of traffic software. The asset is being amortized over 10 years, based on the life of the contract. As of December 31, 2012 and 2011, the current portion of the liability associated with this contract of $0.4 million and $0.4 million, respectively, is included in other current liabilities and the long-term portion of $2.8 million and $3.2 million, respectively, is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2012			2011
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$379,384	$(268,921)	$110,463	$326,567	$(247,725)	$78,842
Other definite-lived intangible assets	1-15	25,670	(13,642)	12,028	14,521	(11,844)	2,677
Other intangible assets		$405,054	$(282,563)	$122,491	$341,088	$(259,569)	$81,519

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2012 (in thousands):

2013	$23,697
2014	17,153
2015	15,253
2016	10,271
2017	9,803
Thereafter	46,314

The Company’s annual impairment tests of goodwill and FCC licenses performed as of December 31, 2012 and 2011 resulted in no impairment charge being recognized. No events or circumstances were noted leading management to conclude that impairment testing should be performed during 2012 or 2011 on the intangible assets subject to amortization.

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balance as of December 31, 2010	$155,275	$(46,216)	$109,059	$177,689	$(50,202)	$127,487
Acquisition of:
WFRV/WJMN	439	-	439	8,678	-	8,678
GoLocal.Biz	186	-	186	-	-	-
WEHT	2,891	-	2,891	5,343	-	5,343
Balance as of December 31, 2011	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508
Newport Acquisition	36,501	-	36,501	80,838	-	80,838
Disposal of KBTV	(892)	225	(667)	(2,931)	781	(2,150)
Balance as of December 31, 2012	$194,400	$(45,991)	$148,409	$269,617	$(49,421)	$220,196

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2012	2011
Compensation and related taxes	$7,282	$5,676
Sales commissions	1,919	1,547
Employee benefits	1,147	977
Property taxes	653	699
Other	7,121	4,324
	$18,122	$13,223

7.	Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2012	2011
Term loans, net of discount of $1,736 and $0	$288,264	$148,125
Revolving loans	-	24,300
8.875% Senior secured second lien notes due 2017, net of discount of $5,622 and $6,638	319,378	318,362
7% Senior subordinated notes due 2014, net of discount of $0 and $396	-	37,516
7% Senior subordinated PIK notes due 2014, net of discount of $0 and $535	-	112,058
6.875% Senior unsecured notes due 2020	250,000	-
	857,642	640,361
Less: current portion	(2,175)	(1,500)
	$855,467	$638,861

2012 Transactions

On December 1, 2012, Nexstar and Mission entered into amendments to each of their senior secured credit facilities with a group of commercial banks which replaced the Company’s previous credit facilities. The new senior secured credit facilities consist of a $246.0 million term loan and a $65.0 million revolving credit facility for Nexstar and a $104.0 million term loan and $35.0 million revolving credit facility for Mission. The Company used the proceeds of these loans to finance acquisitions (See Notes 3 and 19) as well as for Mission to repay $38.1 million debt outstanding under its previous Term Loan B, plus accrued interest. The repayment resulted in a loss on extinguishment of debt of $0.1 million for Mission.

Nexstar and Mission recorded $6.7 million and $3.0 million, respectively, in legal and professional fees related to the new senior secured credit facilities, which were capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and are being amortized over its term.

On November 9, 2012, Nexstar retired its previous senior secured credit facility, repaying the outstanding principal balances of $108.9 million of Term Loan B and $23.0 million of revolving loans, plus accrued interest. During October and November of 2012, Mission repaid the principal amounts outstanding of its revolving credit facility of $10.0 million plus accrued interest. These transactions resulted in a loss on extinguishment of debt of $1.6 million and $0.1 million for Nexstar and Mission, respectively, representing write-offs of unamortized deferred finance costs.

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

On September 27, 2012, Nexstar and Mission entered into amendments to each of their senior secured credit facilities.  The amendments removed the requirement for the Company to provide pro forma certificates to the lenders prior to entering into an acquisition and exclude any acquisitions from dollar limitations within the credit agreements if they are not to be funded with the existing senior secured credit facilities.

The Nexstar Senior Secured Credit Facility

The Nexstar senior secured credit facility (the “Nexstar Facility”) consists of a $246.0 million term loan and a $65.0 million revolving credit facility. As of December 31, 2012 and 2011, Nexstar had $246.0 million and $109.7 million term loans outstanding, respectively, and no amounts and $17.6 million, respectively, outstanding under its revolving credit facility.

The term loan, which matures in December 2019, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. There were no scheduled repayments in 2012. During the year ended December 31, 2012 and 2011, Nexstar repaid scheduled maturities of $0.8 million and $1.0 million, respectively, of its previous Term Loan B.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s Fifth Amended and Restated Credit Agreement (the “Nexstar Credit Agreement”). The interest rate of Nexstar’s term loan and previous Term Loan B was 4.5% and 5.0% as of December 31, 2012 and 2011, respectively, and the interest rate on Nexstar’s revolving credit facility was 4.6% and 4.3% as of December 31, 2012 and 2011, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a $104.0 million term loan and a $35.0 million revolving loan. As of December 31, 2012 and 2011, Mission had $44.0 million and $38.4 million, respectively, outstanding under its new term loan and previous Term Loan B, respectively, and no amounts and $6.7 million, respectively, under its revolving loan.

The term loan, which matures in December 2019, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. There were no scheduled repayments in 2012.  During the year ended December 31, 2012 and 2011, Mission repaid scheduled maturities of $0.3 million and $0.4 million, respectively, of its previous Term Loan B.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s Fourth Amended and Restated Credit Agreement (the “Mission Credit Agreement”). The interest rate of Mission’s term loan was 4.5% and 5.0% as of December 31, 2012 and 2011, respectively, and the interest rate on Mission’s revolving loans was 4.6% and 4.3% as of December 31, 2012 and 2011.

Unused Commitments and Borrowing Availability

The Company had $100.0 million of total unused revolving loan commitments under the respective Nexstar and Mission credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2012. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

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

The 8.875% Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “8.875% Indenture”), by and among Nexstar Broadcasting and Mission, as co-issuers, Nexstar, as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Nexstar Broadcasting’s and Mission’s obligations under the 8.875% Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions.

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

Nexstar Broadcasting and Mission have the option to redeem all or a portion of the 8.875% Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the 8.875% Notes redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after April 15, 2014, Nexstar Broadcasting and Mission may redeem the 8.875% Notes, in whole or in part, at the redemption prices set forth in the 8.875% Indenture. At any time before April 15, 2013, Nexstar Broadcasting and Mission may also redeem up to 35% of the aggregate principal amount of the 8.875% Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Upon the occurrence of a change of control (as defined in the 8.875% Indenture), each holder of the 8.875% Notes may require Nexstar Broadcasting and Mission to repurchase all or a portion of the 8.875% Notes in cash at a price equal to 101% of the aggregate principal amount of the 8.875% Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 8.875% Indenture contains covenants that limit, among other things, Nexstar Broadcasting’s and Mission’s ability to (1) incur additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) make certain investments, (8) merge or consolidate with another person and (9) enter new lines of business.

The 8.875% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 8.875% Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The 8.875% Indenture also provides for events of default with respect to the collateral, which include (i) default in the performance of the security documents which adversely affects the enforceability, validity, perfection or priority of the second priority liens on any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million, (ii) repudiation or disaffirmation by Nexstar Broadcasting, Mission or any guarantor of material obligations under the security documents, and (iii) the determination in a judicial proceeding that the security documents are unenforceable or invalid against Nexstar Broadcasting, Mission or any guarantor for any reason with respect to any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the notes to be due and payable.

The Company incurred $1.9 million in professional fees related to the transaction, which were capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the 8.875% Notes.

6.875% Senior Unsecured Notes

On November 9, 2012, Nexstar Broadcasting completed the issuance and sale of $250.0 million 6.875% Notes at par. The proceeds of the 6.875% Notes were used to retire the 7% Notes and 7% PIK Notes, repay the amounts outstanding under Nexstar’s previous senior secured credit facility and for related fees and expenses.  The 6.875% Notes will mature on November 15, 2020. Interest on the 6.875% Notes is payable semiannually in arrears on May 15 and November 15 of each year.

The 6.875% Notes were issued pursuant to an Indenture, dated as of October 24, 2012 (the “6.875% Indenture”), by and among Nexstar Broadcasting, as issuer, Nexstar and Mission, as guarantor, and Bank of New York Mellon, as trustee and collateral agent. The 6.875% Notes are senior unsecured obligations of Nexstar Broadcasting and are guaranteed by Nexstar and Mission and certain of Nexstar and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 6.875% Notes are senior obligations of Nexstar Broadcasting, Nexstar and Mission but junior to secured debt, including the Nexstar Facility and Mission Facility and the 8.875% Notes, to the extent of the value of the assets securing such debt.

Nexstar Broadcasting, has the option to redeem all or a portion of the 6.875% Notes at any time prior to November 15, 2015 at a price equal to 100% of the principal amount of the 6.875% Notes redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time before November 15, 2015, Nexstar Broadcasting may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 106.875% plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from equity offerings. At any time on or after November 15, 2015, Nexstar Broadcasting may redeem 6.875% Notes, in whole or in part, at the redemption dates and redemption prices specified in the 6.875% Indenture.

Upon the occurrence of a change of control (as defined in the 6.875% Indenture), each holder of the 6.875% Notes may require Nexstar Broadcasting to repurchase all or a portion of the 8.875% Notes in cash at a price equal to 101% of the aggregate principal amount of the 6.875% Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 6.875% Indenture contains covenants that limit, among other things, Nexstar Broadcasting’s  ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) repurchase or redemption of capital (8) merge or consolidate with another person and (9) enter new lines of business.

The 6.875% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 6.875% Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments, certain events of bankruptcy and insolvency and any guarantee of the 6.875% Notes that ceases to be in full force and effect with certain exceptions specicified in the 6.875% Indenture. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the notes to be due and payable.

Nexstar Broadcasting incurred $4.7 million in legal and professional fees related to the transaction, which were capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the 6.875% Notes.

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

On October 24, 2012, Nexstar commenced a tender offer to retire the 7% Notes and the 7% PIK Notes for $1,003 per each $1,000 of outstanding principal, plus any accrued and unpaid interest. On November 9, 2012, Nexstar redeemed $3.8 million and $110.7 million outstanding principal balance of the 7% Notes and 7% PIK Notes, respectively, in accordance with the offer. The tender offer expired on November 21, 2012 and Nexstar redeemed the remaining $0.1 million and $1.9 million outstanding principal balances of the 7% Notes and 7% PIK Notes, respectively, at the redemption price of 100.0%. These transactions resulted in a loss on extinguishment of debt of $1.0 million.
Collateralization and Guarantees of Debt

The Credit Facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar Facility and the 6.875% Notes.

In consideration of Nexstar’s guarantee of the Mission Facility, Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar Credit Agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting and Mission of 7.25 to 1.00 at December 31, 2012, (2) a maximum consolidated first lien indebtedness ratio of 3.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. The Mission Credit Agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2012, the Company was in compliance with all of its covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of Nexstar’s and Mission’s debt were as follows, as of December 31 (in thousands):

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$288,264	$293,187	$148,125	$146,430
Revolving loans(1)	-	-	24,300	24,171
8.875% Senior secured second lien notes(2)	319,378	359,125	318,362	321,750
7% Senior subordinated notes(2)	-	-	37,516	37,154
7% Senior subordinated PIK notes(2)	-	-	112,058	110,341
6.875% Senior unsecured notes(2)	250,000	258,750	-	-

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

Debt Maturities

As of December 31, 2012, scheduled maturities of Nexstar’s and Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2013	$2,175
2014	2,900
2015	2,900
2016	2,900
2017	327,900
Thereafter	526,225
$865,000

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

As of December 31, 2012 and 2011, $0.7 million of this liability was included in other current liabilities and $3.6 million and $4.3 million, respectively, was included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets. The Company recognized $0.8 million of these incentives as a reduction of selling, general and administrative expense for each of the years ended December 31, 2012, 2011 and 2010, respectively.

9. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following, as of December 31 (in thousands):

	2012	2011

Deferred rent	$4,048	$4,029
Deferred representation fee incentive	3,576	4,345
Software agreement obligation	2,801	3,238
Deferred gain on sale of assets	1,760	1,999
Other	1,021	1,294
	$13,206	$14,905

10. Common Stock

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

The Common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of Preferred Stock, on an equal per share basis. The Nexstar Facility restricts the Company from paying dividends to stockholders over the term of the Nexstar Credit Agreement.

On November 26, 2012, Nexstar announced a new dividend policy pursuant to which the board of directors intends to declare a total annual cash dividend with respect to the Company’s outstanding shares of Class A and Class B common stock of $0.48 per share in equal quarterly installments. On January 24, 2013, the Nexstar’s board of directors declared a quarterly dividend of $0.12 per share of its Class A and Class B common stock.  The first dividend payment was made on March 1, 2013 for a total of $3.5 million to shareholders of record on February 15, 2013.

11. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The fair value of the awards, less estimated forfeitures, is recognized ratably over their respective vesting periods. Nexstar granted 1,000,000 options during the year ended December 31, 2012. No options were granted during the year ended December 31, 2011. The assumptions used in calculating the fair values of options granted during the years ended December 31, 2012 and 2010 were as follows:

	2012	2010
Expected volatility	88.4%	89.9 – 97.0%
Risk-free interest rates	1.2%	2.1 – 2.7%
Expected life	7 years	6 – 7 years
Dividend yields	None	None
Weighted-average fair value per share of options granted	$7.37	$3.83

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

The Company recognized stock-based compensation expense of $1.4 million, $1.2 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expense recognized in the year ended December 31, 2010 includes the expense for the repricing. As of December 31, 2012, there was $7.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted-average period of 3.6 years.

Stock-Based Compensation Plans

On September 26, 2012, Nexstar’s majority shareholders approved the 2012 Long-Term Equity Incentive Plan (the “2012 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees or consultants of Nexstar. Upon effectiveness of the 2012 Plan, no new awards will be granted under the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) and the 2003 Long-Term Equity Incentive Plan (the “2003 Plan”).  Under the 2012 Plan, a maximum of 1,500,000 shares can be issued plus unissued available shares from Nexstar’s 2003 Plan and 2006 Plan. As of December 31, 2012, a total of 1,100,000, 37,000 and 12,000 shares were available for future grant under the 2012 Plan, 2006 Plan and 2003 Plan, respectively.

As of December 31, 2012, options to purchase 4,169,000 shares of Nexstar’s Class A common stock were outstanding under the Equity Plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over a range of four to five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. Nexstar issues new shares of its Class A common stock when options are exercised.

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

	Before Modification	After Modification
Expected volatility	129.48%	126.86%
Risk-free interest rates	1.17%	1.30%
Expected term	2.66 years	2.97 years
Dividend yields	0%	0%
Fair value per share	$4.36	$5.29

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2012:

		Outstanding Options				Non-Vested Options
				Weighted-
			Weighted-	Average	Aggregate		Weighted-
	Shares		Average	Remaining	Intrinsic		Average
	Available		Exercise	Contractual	Value(1)		Grant-Date
	for Grant	Shares	Price	Term (Years)	(in thousands)	Shares	Fair Value
Options as of
December 31, 2011	628,000	3,771,000	$4.05			643,000	$2.43
2012 Plan shares
approved	1,500,000	-	-			-	-
Granted	(1,000,000)	1,000,000	9.60			1,000,000	7.37
Exercised		(581,000)	3.04			-	-
Vested		-	-			(276,000)	3.15
Forfeited/cancelled	21,000	(21,000)	2.49			(19,000)	2.46
Options as of
December 31, 2012	1,149,000	4,169,000	$5.55	5.1	$20,624	1,348,000	$5.67
Exercisable as of
December 31, 2012		2,821,000	$4.51	3.3	$16,909
Fully vested and
expected to vest as of
December 31, 2012		4,106,318	$5.52	5.0	$20,495

(1)
Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $10.50 on December 31, 2012, and the exercise price multiplied by the number of options outstanding.

For the years ended December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $3.9 million, $41 thousand and $27 thousand, respectively. For the years ended December 31, 2012, 2011 and 2010, the aggregate fair value of options vested during the year was $0.9 million, $1.2 million and $1.2 million, respectively.

12.	Income Taxes

The income tax (benefit) expense consisted of the following components for the years ended December 31 (in thousands):

	2012	2011	2010
Current tax expense:
Federal	$681	$—	$—
State	1,518	508	481
	2,199	508	481
Deferred tax (benefit) expense:
Federal	(127,131)	4,343	5,205
State	(4,249)	874	1,055
	(131,380)	5,217	6,260
Income tax (benefit) expense	$(129,181)	$5,725	$6,741
Income tax (benefit) expense is allocated between continuing operations and discontinued operations as follows (in thousands):

	2012	2011	2010
Continuing operations	$(132,279)	$5,725	$6,741
Discontinued operations	3,098	—	—
Income tax (benefit) expense	$(129,181)	$5,725	$6,741

The Company’s 2012 income tax benefit relating to continuing operations primarily resulted from a reduction in its valuation allowance. Based on the weight of available evidence including the Company’s generation of pre-tax income from continuing operations on a three-year look-back basis, forecast of future earnings, and the anticipated ability to sustain a level of earnings, the Company determined, in the fourth quarter of 2012, it is more likely than not a substantial portion of its deferred tax assets will be realized and the Company decreased its valuation allowance by $151.4 million through its income tax benefit in the 2012 Consolidated Statement of Operations. Due to strong financial results and an improved credit profile in recent years, the Company was able to obtain a decreased interest rate of 6.875% on its new senior unsecured notes and a lower interest rate on its refinanced senior secured credit facilities in the fourth quarter of 2012. In addition, the Company expanded its line of credit and borrowing capacity on favorable terms that significantly enhanced the Company’s ability to grow strategic market share through acquisition. In December 2012, the Company completed the acquisition of ten television stations in seven markets and Inergize Digital Media from Newport which followed three station acquisitions in 2011. Due to the accretive acquisitions in 2011 and the Newport Acquisition in 2012, the Company generated pre-tax income of $45.0 million from continuing operations. In addition, in the fourth quarter of 2012 the Company completed its forecast of future earnings. This expected level of earnings makes it more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

The income tax (benefit) expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss (income) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2012	2011	2010
Income tax expense (benefit) at 35% statutory federal rate	$15,777	$(2,158)	$1,724
Change in valuation allowance	(151,394)	7,487	3,412
State and local taxes, net of federal benefit	2,616	153	1,209
Other	722	243	396
Income tax (benefit) expense	$(132,279)	$5,725	$6,741

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$126,585	$141,811
Other intangible assets	1,034	3,578
Deferred revenue	1,150	1,283
Deferred gain on sale of assets	1,418	1,591
Other	12,724	12,232
Total deferred tax assets	142,911	160,495
Valuation allowance	—	(151,394)
Net deferred tax assets	142,911	9,101
Deferred tax liabilities:
Property and equipment	(7,095)	(8,529)
Goodwill	(18,964)	(16,580)
FCC licenses	(35,901)	(33,297)
Total deferred tax liabilities	(61,960)	(58,406)
Net deferred tax asset (liability)	$80,951	$(49,305)

In connection with the detailed analysis of deferred tax assets in 2012, the Company identified certain amounts that required revisions to its 2011 financial statement disclosures of income taxes to properly reflect deferred tax assets as of December 31, 2011. Accordingly, certain net deferred tax asset amounts in the 2011 column of the above table have been revised to reflect the appropriate amounts. The revisions decreased total deferred tax assets and the valuation allowance in 2011 by $26.0 million. The revisions had no impact on 2011 net deferred tax assets, the income tax provision, or stockholders’ deficit.

The net deferred tax asset (liability) is recorded in the following accounts on the Consolidated Balance Sheets, as of December 31 (in thousands):

	2012	2011
Prepaid expenses and other current assets	$8,861	$15
Deferred tax assets	72,090	558
Deferred tax liabilities	—	(40,278)
Other liabilities of Mission	—	(9,600)
Net deferred tax asset (liability)	$80,951	$(49,305)

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits is as follows (in thousands):
	2012	2011	2010
Gross unrecognized tax benefits as of the beginning of the year	$3,677	$3,677	$3,677
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Gross unrecognized tax benefits as of December 31	$3,677	$3,677	$3,677

If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax (benefit) expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2012, 2011 and 2010, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce net operating loss carryforwards (“NOLs”).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2008. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2012, the Company has federal NOLs available of $349.5 million and post-apportionment state NOLs available of $76.6 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2031 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. The Company cannot predict what rules the FCC will adopt or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments are due in March 2013. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

14. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2012 (in thousands):

2013	$6,793
2014	6,127
2015	2,445
2016	854
2017	420
Thereafter	1,378
$18,017

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $5.6 million, $5.5 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2012 (in thousands):

2013	$5,374
2014	4,829
2015	4,709
2016	4,742
2017	4,884
Thereafter	26,309
$50,847

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the borrowings outstanding. As of December 31, 2012, Mission had a maximum commitment of $79.0 million under its senior secured credit facility, of which $44.0 million of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2012, certain technical, production and news employees at eight of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The condensed consolidating balance sheet of December 31, 2011 has been revised to reflect the Company’s current accounting for broadcast rights, as discussed in Note 2.

Nexstar Broadcasting has the following notes outstanding (See Note 7):

(a)	6.875% Notes. The 6.875% Notes are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

(b)
8.875% Notes. The 8.875% Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions. The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes in 2010 were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting. As the obligations under the 8.875% Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in their separate Financial Statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the contractual relationships between the entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$68,681	$318	$-	$-	$68,999
Due from Nexstar Broadcasting	-	-	512	-	(512)	-
Other current assets	-	88,700	5,627	-	-	94,327
Total current assets	-	157,381	6,457	-	(512)	163,326
Amounts due from subsidiary eliminated upon consolidation	13,943	-	-	-	(13,943)	-
Amounts due from parents eliminated	-	1,297	-		(1,297)	-
Property and equipment, net	-	158,644	21,518	-	-	180,162
Goodwill	-	129,679	18,730	-	-	148,409
FCC licenses	-	198,257	21,939	-	-	220,196
Other intangible assets, net	-	112,296	10,195	-	-	122,491
Other noncurrent assets	-	70,689	40,542	-	-	111,231
Total assets	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815
LIABILITIES AND
STOCKHOLDERS' (DEFICIT)
EQUITY
Current liabilities:
Current portion of debt	$-	$1,845	$330	$-	$-	$2,175
Due to Mission	-	512	-	-	(512)	-
Other current liabilities	-	52,372	9,463	-	(6,007)	55,828
Total current liabilities	-	54,729	9,793	-	(6,519)	58,003
Debt	-	812,315	362,531	-	(319,379)	855,467
Deficiencies in subsidiaries eliminated upon consolidation	75,924	-	-	60,682	(136,606)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	21,881	7,511	2	-	29,391
Total liabilities	75,921	888,925	379,835	75,924	(477,744)	942,861
Stockholders' (deficit) equity:
Common stock	294	-	-	-	-	294
Other stockholders' (deficit) equity	(62,272)	(60,682)	(260,454)	(75,924)	461,992	2,660
Total stockholders' (deficit) equity	(61,978)	(60,682)	(260,454)	(75,924)	461,992	2,954
Total liabilities and
stockholders' (deficit) equity	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$5,648	$1,898	$-	$-	$7,546
Due from Mission	-	4,729	-	-	(4,729)	-
Other current assets	-	74,965	3,479	-	-	78,444
Total current assets	-	85,342	5,377	-	(4,729)	85,990
Amounts due from subsidiary eliminated upon consolidation	10,077	-	-	-	(10,077)	-
Amounts due from parents eliminated	-	5,163	-	-	(5,163)	-
Property and equipment, net	-	122,473	24,140	-	-	146,613
Goodwill	-	93,845	18,730	-	-	112,575
FCC licenses	-	119,569	21,939	-	-	141,508
Other intangible assets, net	-	66,243	15,276	-	-	81,519
Other noncurrent assets	-	10,324	2,430	-	-	12,754
Total assets	$10,077	$502,959	$87,892	$-	$(19,969)	$580,959
LIABILITIES AND
STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$-	$1,110	$390	$-	$-	$1,500
Due to Nexstar Broadcasting	-	-	4,729	-	(4,729)	-
Other current liabilities	-	42,065	8,815	-	(6,009)	44,871
Total current liabilities	-	43,175	13,934	-	(10,738)	46,371
Debt	-	594,136	363,087	-	(318,362)	638,861
Deficiencies in subsidiaries eliminated upon consolidation	210,753	-	-	195,511	(406,264)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	61,159	17,973	2	-	79,131
Total liabilities	210,750	698,470	394,994	210,753	(750,604)	764,363
Stockholders' deficit:
Common stock	288	-	-	-	-	288
Other stockholders' deficit	(200,961)	(195,511)	(307,102)	(210,753)	730,635	(183,692)
Total stockholders' deficit	(200,673)	(195,511)	(307,102)	(210,753)	730,635	(183,404)
Total liabilities and
stockholders' deficit	$10,077	$502,959	$87,892	$-	$(19,969)	$580,959

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company

Net broadcast revenue (including trade and barter)	$-	$360,022	$18,610	$-	$-	$378,632
Revenue between consolidated entities	-	7,740	33,352	-	(41,092)	-
Net revenue	-	367,762	51,962	-	(41,092)	378,632
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	84,444	7,320	-	-	91,764
Selling, general, and administrative expenses, excluding depreciation and amortization	-	114,648	2,887	-	-	117,535
Local service agreement fees between consolidated entities	-	33,352	7,740	-	(41,092)	-
Amortization of broadcast rights	-	18,172	4,239	-	-	22,411
Amortization of intangible assets	-	17,913	5,081	-	-	22,994
Depreciation	-	20,702	2,853	-	-	23,555
Loss (gain) on asset disposal, net	-	623	(155)	-	-	468
Total operating expenses	-	289,854	29,965	-	(41,092)	278,727
Income from operations	-	77,908	21,997	-	-	99,905
Interest expense, net	-	(36,522)	(15,037)	-	-	(51,559)
Loss on extinguishment of debt	-	(3,039)	(233)	-	-	(3,272)
Equity in income of subsidiaries	135,250	-	-	135,250	(270,500)	-
Income from continuing operations before income tax expense	135,250	38,347	6,727	135,250	(270,500)	45,074
Income tax benefit	-	91,764	40,515	-	-	132,279
Income from continuing operations	135,250	130,111	47,242	135,250	(270,500)	177,353
Gain on disposal of station, net of income tax expense	-	5,139	-	-	-	5,139
Net income	$135,250	$135,250	$47,242	$135,250	$(270,500)	$182,492

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company

Net broadcast revenue (including trade and barter)	$-	$287,558	$18,933	$-	$-	$306,491
Revenue between consolidated entities	-	7,190	27,800	-	(34,990)	-
Net revenue	-	294,748	46,733	-	(34,990)	306,491
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	73,860	7,797	-	-	81,657
Selling, general, and administrative expenses, exlcuding depreciation and amortization	-	100,661	4,506	-	-	105,167
Local service agreement fees between consolidated entities	-	27,800	7,190	-	(34,990)	-
Amortization of broadcast rights	-	18,744	4,645	-	-	23,389
Amortization of intangible assets	-	20,448	5,531	-	-	25,979
Depreciation	-	18,702	3,143	-	-	21,845
Loss on asset disposal, net	-	271	190	-	-	461
Total operating expenses	-	260,486	33,002	-	(34,990)	258,498
Income from operations	-	34,262	13,731	-	-	47,993
Interest expense, net	-	(36,809)	(14,681)	(1,514)	-	(53,004)
Loss on extinguishment of debt	-	(458)	-	(697)	-	(1,155)
Equity in loss of subsidiaries	(10,192)	-	-	(7,981)	18,173	-
Loss before income taxes	(10,192)	(3,005)	(950)	(10,192)	18,173	(6,166)
Income tax expense	-	(4,976)	(749)	-	-	(5,725)
Net loss	$(10,192)	$(7,981)	$(1,699)	$(10,192)	$18,173	$(11,891)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company

Net broadcast revenue (including trade and barter)	$-	$295,264	$18,086	$-	$-	$313,350
Revenue between consolidated entities	-	7,160	29,878	-	(37,038)	-
Net revenue	-	302,424	47,964	-	(37,038)	313,350
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	70,156	8,166	-	-	78,322
Selling, general, and administrative expenses, excluding depreciation and amortization	-	96,200	4,691	-	-	100,891
Local service agreement fees between consolidated entities	-	29,878	7,160	-	(37,038)	-
Amortization of broadcast rights	-	16,870	4,611	-	-	21,481
Amortization of intangible assets	-	18,402	5,330	-	-	23,732
Depreciation	-	17,792	3,320	-	-	21,112
Loss on asset disposal, net	-	94	170	-	-	264
Total operating expenses	-	249,392	33,448	-	(37,038)	245,802
Income from operations	-	53,032	14,516	-	-	67,548
Interest expense, net	-	(35,389)	(12,998)	(5,879)	-	(54,266)
Loss on extinguishment of debt	-	(5,760)	(2,432)	(164)	-	(8,356)
Equity in income of subsidiaries	935	-	-	6,978	(7,913)	-
Income (loss) before income taxes	935	11,883	(914)	935	(7,913)	4,926
Income tax expense	-	(4,905)	(1,836)	-	-	(6,741)
Net income (loss)	$935	$6,978	$(2,750)	$935	$(7,913)	$(1,815)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by operating activities	$-	$74,090	$5,798	$-	$-	$79,888
Cash flows from investing activities:
Purchases of property and equipment	-	(16,973)	(287)	-	-	(17,260)
Deposits and payments for aquisitions	-	(229,453)	(6,000)	-	-	(235,453)
Proceeds from disposal of station	-	13,860	-	-	-	13,860
Other investing activities	-	40	196	-	-	236
Net cash used in investing activities	-	(232,526)	(6,091)	-	-	(238,617)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	560,750	48,000	-	-	608,750
Repayments of long-term debt	-	(328,719)	(49,115)	-	-	(377,834)
Payments for debt financing costs	-	(13,066)	(172)	-	-	(13,238)
Inter-company payments	(1,768)	1,768	-	-	-	-
Other financing activities	1,768	736	-	-	-	2,504
Net cash provided by (used in) financing activities	-	221,469	(1,287)	-	-	220,182
Net increase (decrease) in cash
and cash equivalents	-	63,033	(1,580)	-	-	61,453
Cash and cash equivalents at
beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at
end of period	$-	$68,681	$318	$-	$-	$68,999

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in) operating activities	$-	$41,824	$1,524	$(3,008)	$-	$40,340
Cash flows from investing activities:
Purchases of property and equipment	-	(12,836)	(513)	-	-	(13,349)
Proceeds from sale of station	-	6,700	-	-	(6,700)	-
Payments for acquisitions	-	(41,352)	(6,700)	-	6,700	(41,352)
Other investing activities	-	102	20	-	-	122
Net cash used in investing activities	-	(47,386)	(7,193)	-	-	(54,579)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	90,400	6,700	-	-	97,100
Repayments of long-term debt	-	(52,210)	(390)	(45,907)	-	(98,507)
Inter-company payments	(67)	(48,848)	-	48,915	-	-
Other financing activities	67	(541)	8	-	-	(466)
Net cash (used in) provided by financing activities	-	(11,199)	6,318	3,008	-	(1,873)
Net (decrease) increase in cash and cash equivalents	-	(16,761)	649	-	-	(16,112)
Cash and cash equivalents at
beginning of period	-	22,409	1,249	-	-	23,658
Cash and cash equivalents at
end of period	$-	$5,648	$1,898	$-	$-	$7,546

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in) operating activities	$-	$62,506	$4,369	$(7,607)	$-	$59,268
Cash flows from investing activities:
Purchases of property and equipment	-	(13,504)	(295)	-	-	(13,799)
Other investing activities	-	459	-	-	-	459
Net cash used in investing activities	-	(13,045)	(295)	-	-	(13,340)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	184,933	131,906	-	-	316,839
Repayments of long-term debt	-	(208,915)	(133,555)	(2,341)	-	(344,811)
Consideration paid for debt extinguishment	-	(1,738)	(992)	-	-	(2,730)
Payments for debt financing costs	-	(3,319)	(1,087)	-	-	(4,406)
Inter-company payments	(86)	(9,862)	-	9,948	-	-
Other financing activities	86	-	-	-	-	86
Net cash (used in) provided by financing activities	-	(38,901)	(3,728)	7,607	-	(35,022)
Net increase in cash and cash equivalents	-	10,560	346	-	-	10,906
Cash and cash equivalents at
beginning of period	-	11,849	903	-	-	12,752
Cash and cash equivalents at
end of period	$-	$22,409	$1,249	$-	$-	$23,658

16. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. During the years ended December 31, 2012, 2011 and 2010, Nexstar contributed $0.6 million, $0.6 million and $0.4 million, respectively, to the Nexstar Plan and Mission contributed $16 thousand, $16 thousand and $14 thousand, respectively, to the Mission Plan.

Under a collective bargaining agreement, the Company contributes three percent of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $24 thousand, $27 thousand and $24 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

17. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(in thousands, except per share amounts)
Net revenue	$83,642	$88,864	$89,952	$116,174
Income from operations	17,505	23,463	23,557	35,380
Income from continuing operations before income taxes	4,596	10,392	11,119	18,967
Income from continuing operations	3,016	8,818	9,561	155,958
Gain on disposal of station, net of income tax expense	-	-	-	5,139
Net income	3,016	8,818	9,561	161,097
Basic net income per share	$0.10	$0.31	$0.33	$5.53
Basic weighted average shares outstanding	28,807	28,875	28,960	29,117
Diluted net income per share	$0.10	$0.29	$0.31	$5.16
Diluted weighted average shares outstanding	30,639	30,341	30,703	31,243

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011 (1)
	(in thousands, except per share amounts)
Net revenue	$69,945	$75,505	$74,839	$86,202
Income from operations	9,166	12,925	8,268	17,634
(Loss) income before income taxes	(4,866)	(1,191)	(4,801)	4,712
Net (loss) income	(6,312)	(2,584)	(6,259)	3,264
Basic net (loss) income per share	$(0.22)	$(0.09)	$(0.22)	$0.11
Basic weighted average shares outstanding	28,450	28,452	28,799	28,799
Diluted net (loss) income per share	$(0.22)	$(0.09)	$(0.22)	$0.11
Diluted weighted average shares outstanding	28,450	28,452	28,799	30,558

(1)
In the fourth quarter of 2011, the Company recorded a reduction in revenue of $0.5 million related to adjustments to revenue incorrectly recognized in 2009 that were not material to any previous annual or quarterly period.

18. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses(1)	Deductions(1)	Period
Year Ended December 31, 2012	$1,313	$2,390	$(1,738)	$1,965
Year Ended December 31, 2011	2,075	2,376	(3,138)	1,313
Year Ended December 31, 2010	844	2,805	(1,574)	2,075

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance on Deferred Tax Assets Rollforward
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses(1)	Deductions(2)	Period(3)
Year Ended December 31, 2012	$151,394	$-	$(151,394)	$-
Year Ended December 31, 2011	145,677	7,721	(2,004)	151,394
Year Ended December 31, 2010	143,440	2,237	-	145,677

(1)	Increases in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)
In the fourth quarter of 2012, the Company released the valuation allowance against deferred tax assets.  In 2011, decreases in valuation allowance were associated with adjustments to certain deferred tax assets, including net operating losses, and their related allowances.

(3)
In connection with the detailed analysis of deferred tax assets in 2012, the Company identified certain amounts that required revision to financial statement disclosures of income taxes to properly reflect its deferred tax assets. Accordingly, the valuation allowance at January 1, 2010 has been revised to reflect the appropriate amounts. The revisions decreased the valuation allowance at January 1, 2010 by $26.0 million, resulting in the same amount of decreases in the beginning of period valuation allowance amounts in 2011 and 2012. The revisions had no impact on 2011 and 2010 net deferred tax assets, the income tax provision, or stockholders’ deficit.

19.	Subsequent Events

Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for a total of $59.7 million. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012 to acquire the assets of KLRT-TV and KASN. Mission paid the remaining $53.7 million on January 3, 2013 funded by the $60.0 million proceeds of Mission’s additional term loan under its senior secured credit facility. Transaction costs relating to this acquisition, including legal fees and travel of $0.1 million were expensed as incurred during the year ended December 31, 2012.

On January 24, 2013, the Nexstar’s board of directors declared a quarterly dividend of $0.12 per share of its Class A and Class B common stock.  See Note 10 for additional information on this transaction.

Effective February 1, 2013, Nexstar acquired the assets of KGPE, the CBS affiliate in the Fresno, California market, and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for a total of $35.6 million. Pursuant to the terms of the purchase agreement, Nexstar made an initial payment of $3.5 million against the purchase price on November 1, 2012 to acquire the assets of KGET and KKEY-LP. Nexstar paid the remaining $32.0 million on February 15, 2013 funded by existing cash on hand.  No transaction costs relating to this acquisition were incurred during the year ended December 31, 2012.

On February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, from Granite Broadcasting Corporation for a total purchase price of $26.5 million, subject to adjustments for working capital acquired. Nexstar made a deposit of $20.0 million, funded by existing cash on hand, for the acquisition of the station’s non-FCC license assets pursuant to the purchase agreement. Nexstar also entered into a TBA with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the application for FCC consent. The acquisition is subject to FCC approval and other customary conditions and Nexstar expects the transaction to close in the second quarter of 2013.

During February of 2013, Nexstar’s principal stockholder converted a total of 3,450,000 shares of Class B common Stock to Class A common stock. The total par value of common stock converted amounts to $34,500.

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market from Smith Media, LLC for a total of $16.3 million.  Pursuant to the terms of the purchase agreement, Nexstar made an initial payment of $0.8 million against the purchase price on November 2, 2012 to acquire the assets of WFFF and WVNY.  Nexstar and Mission paid the remaining $15.5 million on March 1, 2013 funded by a combination of Nexstar’s and Mission’s $10.0 million total borrowings from their revolving credit facilities and existing cash on hand. Transaction costs relating to this acquisition, including legal fees and travel of $0.1 million were expensed as incurred during the year ended December 31, 2012.

Exhibit No.	Exhibit Index
3.1
Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

3.2
Amended and Restated By-Laws of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2013)

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

4.3
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

4.4
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.5
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 3, 2009)

4.6
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

4.7
Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.8	Form of Senior Note (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)
4.9
Second Supplemental Indenture, dated November 6, 2012, by and among Nexstar Broadcasting, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.10
Second Supplemental Indenture, dated November 6, 2012, by and among Nexstar Broadcasting, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

10.1
Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

10.2
Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)#

Exhibit No.	Exhibit Index
10.3
Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.4
Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)#

10.5
Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)#

10.6
Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)#

10.7
Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on September 17, 2012)#

10.8
Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)#

10.9
Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.10
Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)#

10.11
Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 13, 2011)#

10.12
Amendment to Executive Employment Agreement, dated as of December 5, 2011, by and between Richard Rogala and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 8, 2011)#

10.13
Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to
Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

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

10.21
Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP – WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.22
Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

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

10.26
Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

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

10.44
Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.45
Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.46
Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

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

Exhibit No.	Exhibit Index
10.63
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

10.64
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Nexstar Broadcasting, Inc, Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 21, 2011)

10.65
Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Nexstar Broadcasting, Inc, Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 4, 2011)

10.66
Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012)

10.67
Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012)

10.68
Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.69
Third Restated Guaranty dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.70
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.71
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

Exhibit No.	Exhibit Index
10.72
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.73
Third Amendment to the Third Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on August 4, 2011)

10.74
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012)

10.75
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012)

10.76
Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.77
Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.78
Letter notifying Mission Broadcasting, Inc. of the election to extend Shared Service Agreement (KODE-KSNF) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

10.79
Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.80
Amendment of Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.81
Asset Purchase Agreement, dated as of July 18, 2012, by and among Nexstar Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

10.82
Asset Purchase Agreement, dated as of July 18, 2012, by and among Mission Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

10.83
Nexstar Broadcasting Group, Inc. 2012 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2012)

Exhibit No.	Exhibit Index
10.84
Registration Rights Agreement, dated as of November 9, 2012, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

10.85	Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN)*
10.86	Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN)*
10.87	Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV – KASN)*
10.88	Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY)*
10.89	Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY)*
10.90	Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY)*
10.91
Asset Purchase Agreement by and among Newport Television LLC, Newport Television License LLC and Nexstar Broadcasting, Inc, dated November 1, 2012 Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on February 20, 2013)

14.1
Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2012 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

#	Management contract or compensatory plan or arrangement
*	Filed herewith