Form 10-Q
period 2013-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2013-05-10
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, the registrant had 29,358,835 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I.  Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$22,625	$68,999
Accounts receivable, net of allowance for doubtful accounts of $2,187 and $1,965, respectively	92,623	74,553
Current portion of broadcast rights	7,770	8,477
Prepaid expenses and other current assets	11,027	11,297
Total current assets	134,045	163,326
Property and equipment, net	214,295	180,162
Broadcast rights	7,473	8,631
Goodwill	167,731	148,409
FCC licenses	222,757	198,257
FCC licenses of Mission	41,563	21,939
Other intangible assets, net	155,242	122,491
Deferred tax assets, net	72,984	72,090
Other noncurrent assets, net	19,620	30,510
Total assets	$1,035,710	$945,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$3,500	$2,175
Current portion of broadcast rights payable	7,022	9,094
Accounts payable	11,285	12,324
Accrued expenses	19,980	18,122
Taxes payable	199	983
Interest payable	20,959	8,703
Deferred revenue	2,395	2,276
Amount payable to seller for acquisition of station	6,500	-
Other liabilities of Mission	5,214	3,195
Other liabilities	1,747	1,131
Total current liabilities	78,801	58,003
Debt	924,467	855,467
Broadcast rights payable	6,655	8,674
Other liabilities of Mission	8,461	7,828
Other liabilities	14,772	13,604
Total liabilities	1,033,156	943,576
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2013 and December 31, 2012	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 25,471,748 and 21,677,248 shares issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	255	217
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; 4,252,471 and 7,702,471 shares issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	43	77
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and
outstanding at each of March 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	410,120	410,514
Accumulated deficit	(407,864)	(408,569)
Total stockholders' equity	2,554	2,239
Total liabilities and stockholders' equity	$1,035,710	$945,815

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net revenue	$112,205	$83,642
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	34,104	22,128
Selling, general, and administrative expenses, excluding depreciation and amortization	35,493	27,128
Amortization of broadcast rights	8,813	5,548
Amortization of intangible assets	7,990	5,604
Depreciation	7,980	5,748
Loss (gain) on asset disposal, net	7	(19)
Total operating expenses	94,387	66,137
Income from operations	17,818	17,505
Interest expense, net	(16,549)	(12,909)
Other expense	(84)	-
Income before income taxes	1,185	4,596
Income tax expense	(480)	(1,580)
Net income	$705	$3,016
Net income per common share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10
Weighted average number of common shares outstanding:
Basic	29,461	28,807
Diluted	31,054	30,639

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2012	-	$-	21,677,248	$217	7,702,471	$77	-	$-	$410,514	$(408,569)	$2,239
Stock-based compensation expense	-	-	-	-	-	-	-	-	495	-	495
Exercise of stock options	-	-	344,500	4	-	-	-	-	1,451	-	1,455
Conversion of Class B common stock to Class A common stock	-	-	3,450,000	34	(3,450,000)	(34)	-	-	-	-	-
Common stock dividends paid	-	-	-	-	-	-	-	-	(3,529)	-	(3,529)
Tax benefit from exercises of stock options	-	-	-	-	-	-	-	-	1,189	-	1,189
Net income	-	-	-	-	-	-	-	-	-	705	705
Balance as of March 31, 2013	-	$-	25,471,748	$255	4,252,471	$43	-	$-	$410,120	$(407,864)	$2,554

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$705	$3,016
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(894)	1,417
Provision for bad debts and allowances	397	621
Depreciation of property and equipment	7,980	5,748
Amortization of intangible assets	7,990	5,604
Amortization of debt financing costs	506	425
Amortization of broadcast rights, excluding barter	2,969	2,111
Payments for broadcast rights	(3,700)	(2,313)
Loss (gain) on asset disposal, net	7	(19)
Deferred gain recognition	(109)	(109)
Amortization of debt discount	325	352
Amortization of deferred representation fee incentive	(205)	(155)
Stock-based compensation expense	495	217
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,214)	6,341
Prepaid expenses and other current assets	670	89
Other noncurrent assets	(5)	60
Accounts payable and accrued expenses	560	(2,437)
Taxes payable	(784)	98
Interest payable	12,256	4,574
Deferred revenue	92	576
Other liabilities of Mission	595	(19)
Other noncurrent liabilities	1,469	(155)
Net cash provided by operating activities	13,105	26,042
Cash flows from investing activities:
Purchases of property and equipment	(6,786)	(4,076)
Payments for acquisitions	(121,114)	-
Proceeds from disposals of property and equipment	6	33
Net cash used in investing activities	(127,894)	(4,043)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(10)	(23,975)
Payments for debt financing costs	(690)	-
Proceeds from issuance of long-term debt	70,000	6,000
Proceeds from exercise of stock options	1,455	279
Common stock dividends paid	(3,529)	-
Excess tax benefit from stock-based compensation arrangements	1,189	-
Net cash provided by (used in) financing activities	68,415	(17,696)
Net (decrease) increase in cash and cash equivalents	(46,374)	4,303
Cash equivalents at beginning of period	68,999	7,546
Cash Equivalents at end of period	22,625	11,849
Supplemental information:
Interest paid	$3,350	$7,508
Income taxes paid, net	$899	$43
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4,214	$1,081
Accrued debt financing costs	$552	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2013, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 72 television stations and 17 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 41 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan Utah, Vermont and California. The stations are affiliates of NBC (16 stations), CBS (12 stations), ABC (17 stations), FOX (14 stations), MyNetworkTV (5 stations and 2 digital multicast channels), The CW (6 stations and 2 digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), Telemundo (one station), LATV (one digital multicast), one independent station and one independent digital multicast. Through various local service agreements, Nexstar provided sales, programming and other services to 22 stations and four digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2012. The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of March 31, 2013, the assets of Mission consisted of current assets of $6.7 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $3.3 million, FCC licenses of $41.6 million, goodwill of $32.5 million, other intangible assets of $28.7 million, property and equipment of $32.4 million, deferred tax assets of $30.2 million and other noncurrent assets of $3.3 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 11 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2013:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KLRT-TV, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is also owned by Sinclair, as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.2 million for each of the three months ended March 31, 2013 and 2012. Nexstar has a balance due to Sinclair for fees under these arrangements in the amount of $1.2 million and $3.4 million as of March 31, 2013 and December 31, 2012, respectively. Nexstar also has receivables in the amount of $2.3 million and $2.7 million as of March 31, 2013 and December 31, 2012, respectively, for advertising aired on these three stations.

Nexstar also determined that it has a variable interest in a newly acquired station, KSEE, the NBC affiliate serving the Fresno, California market. See Note 3 for additional information.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of each of March 31, 2013 and December 31, 2012, the Company had $0.1 million invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options. The following table shows the amounts used in computing the Company’s diluted shares for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Weighted average shares outstanding - basic	29,461	28,807
Effect of dilutive stock options	1,593	1,832
Weighted average shares outstanding - diluted	31,054	30,639

During the three months ended March 31, 2013 and 2012, the following weighted average options were outstanding (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Options with a potentially dilutive effect	4,091	3,655
Out-of-the-money and other anti-dilutive options	-	105
Total weighted average options outstanding	4,091	3,760

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) (“ASU 2013-04”). ASU 2013-04 provides guidance on measurement of fixed obligations resulting from joint and several liability arrangements as the sum of the amount a reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires disclosure of the nature and amount of the obligation as well as other information. The update is effective for the years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

During the three months ended March 31, 2013, the Company completed the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

Station	Network Affiliation	Market	Date Acquired	Acquired By
KLRT-TV	Fox	Little Rock-Pine Bluff, Arkansas	January 1, 2013	Mission
KASN	The CW	Little Rock-Pine Bluff, Arkansas	January 1, 2013	Mission
KGET	NBC/The CW	Bakersfield, California	February 1, 2013	Nexstar
KKEY-LP	Telemundo	Bakersfield, California	February 1, 2013	Nexstar
KGPE	CBS	Fresno-Visalia, California	February 1, 2013	Nexstar
KSEE	NBC/LATV	Fresno-Visalia, California	February 1, 2013	Nexstar
WFFF	FOX/Independent	Burlington-Plattsburgh, Vermont	March 1, 2013	Nexstar
WVNY	ABC	Burlington-Plattsburgh, Vermont	March 1, 2013	Mission

KLRT-TV/KASN

Effective January 1, 2013, Mission acquired the assets of KLRT-TV and KASN from Newport Television LLC (“Newport”) for $59.7 million in cash, funded by the $60.0 million proceeds of Mission’s term loan under its senior secured credit facility (See Note 6). This acquisition allows Mission entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2013.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$2,279
Prepaid expenses and other current assets	71
Property and equipment	11,153
FCC licenses	16,827
Network affiliation agreements	17,002
Other intangibles	2,511
Goodwill	12,727
Other assets	7
Total assets acquired	62,577
Less: Broadcast rights payable	(2,492)
Less: Accounts payable and accrued expenses	(386)
Net assets acquired	$59,699

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years.

KLRT-TV/KASN’s revenue of $3.8 million and net income of $0.5 million for the period January 1, 2013 to March 31, 2013 have been included in the accompanying condensed consolidated statements of operations.

KGET/KKEY-LP/KGPE

Effective February 1, 2013, Nexstar acquired the assets of KGET, KKEY-LP and KGPE from Newport for $35.4 million in cash, funded by cash on hand. This acquisition allows Nexstar entrance into these markets. The transaction costs relating to this acquisition, including legal and professional fees of $0.2 million were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$72
Prepaid expenses and other current assets	351
Property and equipment	9,294
FCC licenses	14,318
Network affiliation agreements	9,307
Other intangibles	1,364
Goodwill	1,073
Total assets acquired	35,779
Less: Broadcast rights payable	(72)
Less: Deferred revenue	(70)
Less: Accounts payable and accrued expenses	(196)
Net assets acquired	$35,441

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years.

KGET/KKEY-LP/KGPE’s revenue of $4.4 million and net income of $0.5 million for the period February 1, 2013 to March 31, 2013 have been included in the accompanying condensed consolidated statements of operations.

KSEE

Effective February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE and an unrelated network affiliation from Granite Broadcasting Corporation (“Granite”) for $26.5 million in cash, subject to adjustments for working capital acquired. Pursuant to the asset purchase agreement, Nexstar made a payment of $20.0 million funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. Nexstar also entered into a TBA with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval of the asset purchase.

As a result of Nexstar’s TBA with KSEE, it has determined that it has a variable interest in the station. Nexstar has evaluated its arrangements with KSEE and determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has consolidated KSEE into its own as of February 1, 2013 under authoritative guidance related to the consolidation of variable interest entities. On April 17, 2013, Nexstar received approval from the FCC to purchase the remaining assets of KSEE. Nexstar expects to complete the acquisition of the FCC license and certain transmission equipment before the end of May 2013. The remaining purchase price of $6.5 million payable to Granite is included in the current liabilities of the condensed consolidated balance sheet as of March 31, 2013.

No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2013.

The estimated fair values of the assets acquired, FCC license and certain transmission equipment to be acquired and liabilities to be assumed in the acquisition, subject to adjustments for working capital acquired, are as follows (in thousands):

Prepaid expenses and other current assets	$140
Property and equipment	7,350
FCC licenses	7,385
Network affiliation agreements	7,870
Other intangibles	107
Goodwill	3,838
Total assets acquired	26,690
Less: Accounts payable and accrued expenses	(190)
Net assets acquired	$26,500

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years.

KSEE’s revenue of $1.1 million and net income of $0.1 million for the period February 1, 2013 to March 31, 2013 have been included in the accompanying condensed consolidated statements of operations.

WFFF/WVNY

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF and WVNY from Smith Media, LLC (“Smith Media”) for a total consideration of $16.6 million in cash, funded by a combination of Nexstar’s and Mission’s $10.0 million total borrowings from their revolving credit facilities (See Note 6) and cash on hand. This acquisition allows Nexstar and Mission entrance into this market. The transaction costs relating to this acquisition, including legal and professional fees of $0.1 million were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$1,021
Prepaid expenses and other current assets	202
Property and equipment	7,100
FCC licenses	5,594
Network affiliation agreements	2,119
Other intangibles	439
Goodwill	1,684
Total assets acquired	18,159
Less: Broadcast rights payable	(1,033)
Less: Deferred revenue	(19)
Less: Accounts payable and accrued expenses	(550)
Net assets acquired	$16,557

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years.

WFFF/WVNY’s revenue of $1.0 million and net income of $26 thousand for the period March 1, 2013 to March 31, 2013 have been included in the accompanying condensed consolidated statements of operations.

Unaudited Pro Forma Information

The Granite and Smith Media acquisitions are immaterial, both individually and in aggregate, therefore pro forma information has not been provided for these acquisitions.

On December 1, 2012, Nexstar acquired the assets of ten television stations and Inergize Digital Media from Newport for $225.5 million in cash (the “2012 Newport Acquisition”). As discussed above, Nexstar and Mission acquired certain television stations from Newport during the quarter ended March 31, 2013 (the “2013 Newport Acquisitions”). As the acquisitions were acquired from the same seller, the SEC considers these acquisitions to be a single transaction for purposes of assessing materiality and presenting pro forma information. Therefore, the following unaudited pro forma information has been presented as if the 2012 Newport Acquisition and the 2013 Newport Acquisitions had occurred on January 1, 2012, for the three months ended March 31 (in thousands):

	2013	2012
Net revenue	$113,778	$112,713
Income before income taxes	2,071	2,395
Net income (loss)	1,232	(2,365)
Net income (loss) per common share - basic and diluted	0.04	(0.08)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2013			December 31, 2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation
agreements	15	$415,682	$(274,659)	$141,023	$379,384	$(268,921)	$110,463
Other definite-lived
intangible assets	1-15	30,113	(15,894)	14,219	25,670	(13,642)	12,028
Other intangible assets		$445,795	$(290,553)	$155,242	$405,054	$(282,563)	$122,491

The following table presents the Company’s estimate of amortization expense for the remainder of 2013, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2013 (in thousands):

Remainder of 2013	$19,572
2014	19,572
2015	17,741
2016	12,532
2017	12,009
2018	9,742
Thereafter	64,074
$155,242

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2012	$194,400	$(45,991)	$148,409	$269,617	$(49,421)	$220,196
Acquisitions (See Note 3)	19,322	-	19,322	44,124	-	44,124
Balance as of March 31, 2013	$213,722	$(45,991)	$167,731	$313,741	$(49,421)	$264,320

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2013, the Company did not identify any events that would trigger an impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Compensation and related taxes	$5,758	$7,282
Sales commissions	1,862	1,919
Employee benefits	1,247	1,147
Property taxes	744	653
Other accruals related to operating expenses	10,369	7,121
	$19,980	$18,122

6.	Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Term loans, net of discount of $1,681 and $1,736	$348,319	$288,264
Revolving loans	10,000	-
8.875% Senior secured second lien notes due 2017, net of discount of $5,352
and $5,622	319,648	319,378
6.875% Senior unsecured notes due 2020	250,000	250,000
	927,967	857,642
Less: current portion	(3,500)	(2,175)
	$924,467	$855,467

2013 Transactions

During April of 2013, Nexstar borrowed a net amount of $32.0 million from its revolving credit facility to partially fund the required deposit to acquire the stock of Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”) (See Note 12) and to fund the remaining purchase price of $6.5 million in relation to the Nexstar’s purchase of KSEE’s assets (See Note 3).

On March 1, 2013, Nexstar borrowed $5.0 million from its revolving credit facility to partially finance the acquisition of the assets of WFFF from Smith Media (See Note 3).

On March 1, 2013, Mission borrowed $5.0 million from its revolving credit facility to partially finance the acquisition of the assets of WVNY from Smith Media (See Note 3).

On January 3, 2013, Mission borrowed $60.0 million in additional term loans under its senior secured credit facility to fund the acquisition of the assets of KLRT-TV and KASN from Newport (See Note 3).

Unused Commitments and Borrowing Availability

Nexstar had $60.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations as of March 31, 2013. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.25 to 1.00 at March 31, 2013, (2) a maximum consolidated first lien indebtedness ratio of 3.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of March 31, 2013, the Company was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

Nexstar and Mission’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar senior secured credit facility and the senior unsecured notes issued by Nexstar.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$348,319	$358,084	$288,264	$293,187
Revolving loans(1)	10,000	10,499	-	-
8.875% Senior secured second lien notes(2)	319,648	357,500	319,378	359,125
6.875% Senior unsecured notes(2)	250,000	263,750	250,000	258,750

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

As of March 31, 2013, $0.7 million of this liability was included in other current liabilities and $3.4 million was included in other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general and administrative expense for each of the three months ended March 31, 2013 and 2012.

8.	Income Taxes

Our provision for income tax during the three months ended March 31, 2013 consists of federal and state income taxes. The income tax provision for the three months ended March 31, 2013 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items, which was approximately 40.5%.

Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLs”), and the Company’s provision for income taxes was primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes.

The Company’s deferred tax assets primarily result from federal and state NOLs. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership by our principal stockholder, ABRY Partners, LLC (“ABRY”), could limit our ability to use our NOLs. Ownership changes are evaluated as they occur. On May 7, 2013, ABRY sold 3,865,384 shares of common stock and they no longer have any ownership interest in Nexstar. As a result of this sale, an ownership change has occurred resulting in a Section 382 limitation on the use of NOLs. The Company is currently evaluating the Section 382 limitation but Nexstar believes it will not have a significant impact on the ability to use NOLs.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also sought comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. The Company cannot predict what rules the FCC will adopt or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments were filed in March 2013. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

Operating Leases

During the first quarter of 2013, the Company corrected its other noncurrent liabilities, other noncurrent liabilities of Mission and beginning accumulated deficit as of the earliest period being presented by an increase of $0.4 million, $0.3 million and $0.7 million, respectively, for an error in deferred rent from tower leases recorded during a 2003 acquisition. If this error had been corrected prior to the earliest period presented, net income would not have been significantly impacted for the three months ended March 31, 2013 and 2012. Management evaluated this error considering both qualitative and quantitative factors and considered its impact in relation to the three months ended March 31, 2013, when it was corrected, as well as the period in which it originated and believes that the adjustment was not material to any previous annual or quarterly period.

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of March 31, 2013, Mission had a maximum commitment of $139.0 million under its senior secured credit facility, of which $109.0 million of debt was outstanding.

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

Nexstar Broadcasting has the following notes outstanding (See Note 6):

(a)
6.875% Senior unsecured notes (“6.875% Notes”). The 6.875% Notes are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$21,956	$669	$-	$-	$22,625
Due from Nexstar Broadcasting	-	-	11,712	-	(11,712)	-
Other current assets	-	103,716	7,704	-	-	111,420
Total current assets	-	125,672	20,085	-	(11,712)	134,045
Amounts due from subsidiary eliminated
upon consolidation	12,364	-	-	-	(12,364)	-
Amounts due from parents eliminated
upon consolidation	-	2,876	-		(2,876)	-
Property and equipment, net	-	181,853	32,442	-	-	214,295
Goodwill	-	135,242	32,489	-	-	167,731
FCC licenses	-	222,757	41,563	-	-	264,320
Other intangible assets, net	-	126,505	28,737	-	-	155,242
Other noncurrent assets	-	64,984	35,093	-	-	100,077
Total assets	$12,364	$859,889	$190,409	$-	$(26,952)	$1,035,710
LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
Current portion of debt	$-	$2,460	$1,040	$-	$-	$3,500
Due to Mission	-	11,712	-	-	(11,712)	-
Other current liabilities	-	70,006	18,516	-	(13,221)	75,301
Total current liabilities	-	84,178	19,556	-	(24,933)	78,801
Debt	-	817,009	427,106	-	(319,648)	924,467
Deficiencies in subsidiaries eliminated
upon consolidation	77,968	-	-	62,726	(140,694)	-
Amounts due to subsidiary eliminated
upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	21,428	8,461	2	-	29,888
Total liabilities	77,965	922,615	455,123	77,968	(500,515)	1,033,156
Stockholders' equity (deficit):
Common stock	298	-	-	-	-	298
Other stockholders' equity (deficit)	(65,899)	(62,726)	(264,714)	(77,968)	473,563	2,256
Total stockholders' equity (deficit)	(65,601)	(62,726)	(264,714)	(77,968)	473,563	2,554
Total liabilities and
stockholders' equity (deficit)	$12,364	$859,889	$190,409	$-	$(26,952)	$1,035,710

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$68,681	$318	$-	$-	$68,999
Due from Nexstar Broadcasting	-	-	512	-	(512)	-
Other current assets	-	88,700	5,627	-	-	94,327
Total current assets	-	157,381	6,457	-	(512)	163,326
Amounts due from subsidiary eliminated
upon consolidation	13,943	-	-	-	(13,943)	-
Amounts due from parents eliminated
upon consolidation	-	1,297	-		(1,297)	-
Property and equipment, net	-	158,644	21,518	-	-	180,162
Goodwill	-	129,679	18,730	-	-	148,409
FCC licenses	-	198,257	21,939	-	-	220,196
Other intangible assets, net	-	112,296	10,195	-	-	122,491
Other noncurrent assets	-	70,689	40,542	-	-	111,231
Total assets	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815
LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
Current portion of debt	$-	$1,845	$330	$-	$-	$2,175
Due to Mission	-	512	-	-	(512)	-
Other current liabilities	-	52,372	9,463	-	(6,007)	55,828
Total current liabilities	-	54,729	9,793	-	(6,519)	58,003
Debt	-	812,315	362,531	-	(319,379)	855,467
Deficiencies in subsidiaries eliminated
upon consolidation	76,322	-	-	61,080	(137,402)	-
Amounts due to subsidiary eliminated
upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	22,279	7,828	2	-	30,106
Total liabilities	76,319	889,323	380,152	76,322	(478,540)	943,576
Stockholders' equity (deficit):
Common stock	294	-	-	-	-	294
Other stockholders' equity (deficit)	(62,670)	(61,080)	(260,771)	(76,322)	462,788	1,945
Total stockholders' equity (deficit)	(62,376)	(61,080)	(260,771)	(76,322)	462,788	2,239
Total liabilities and
stockholders' equity (deficit)	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including
trade and barter)	$-	$105,110	$7,095	$-	$-	$112,205
Revenue between consolidated
entities	-	2,405	9,262	-	(11,667)	-
Net revenue	-	107,515	16,357	-	(11,667)	112,205
Operating expenses (income):
Direct operating expenses,
excluding depreciation and
amortization	-	30,756	3,348	-	-	34,104
Selling, general, and
administrative expenses,
excluding depreciation and
amortization	-	34,695	798	-	-	35,493
Local service agreement fees
between consolidated entities	-	9,262	2,405	-	(11,667)	-
Amortization of broadcast rights	-	7,214	1,599	-	-	8,813
Amortization of intangible assets	-	5,924	2,066	-	-	7,990
Depreciation	-	7,012	968	-	-	7,980
Gain on asset disposal, net	-	8	(1)	-	-	7
Total operating expenses	-	94,871	11,183	-	(11,667)	94,387
Income from operations	-	12,644	5,174	-	-	17,818
Interest expense, net	-	(12,072)	(4,477)	-	-	(16,549)
Other expense	-	(84)	-	-	-	(84)
Equity in income of subsidiaries	282	-	-	282	(564)	-
Income before income
taxes	282	488	697	282	(564)	1,185
Income tax expense	-	(206)	(274)	-	-	(480)
Net income	$282	$282	$423	$282	$(564)	$705

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including
trade and barter)	$-	$79,056	$4,586	$-	$-	$83,642
Revenue between consolidated
entities	-	1,935	7,363	-	(9,298)	-
Net revenue	-	80,991	11,949	-	(9,298)	83,642
Operating expenses (income):
Direct operating expenses,
excluding depreciation and
amortization	-	20,345	1,783	-	-	22,128
Selling, general, and
administrative expenses,
excluding depreciation and
amortization	-	26,508	620	-	-	27,128
Local service agreement fees
between consolidated entities	-	7,363	1,935		(9,298)	-
Amortization of broadcast rights	-	4,418	1,130	-	-	5,548
Amortization of intangible assets	-	4,334	1,270	-	-	5,604
Depreciation	-	5,019	729	-	-	5,748
Gain on asset disposal, net	-	(19)	-	-	-	(19)
Total operating expenses	-	67,968	7,467	-	(9,298)	66,137
Income from operations	-	13,023	4,482	-	-	17,505
Interest expense, net	-	(9,181)	(3,728)	-	-	(12,909)
Equity in income of subsidiaries	2,585	-	-	2,585	(5,170)	-
Income before income taxes	2,585	3,842	754	2,585	(5,170)	4,596
Income tax expense	-	(1,257)	(323)	-	-	(1,580)
Net income	$2,585	$2,585	$431	$2,585	$(5,170)	$3,016

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in)
operating activities	$-	$15,546	$(2,441)	$-	$-	$13,105

Cash flows from investing
activities:
Purchases of property and
equipment	-	(6,766)	(20)	-	-	(6,786)
Payments for acquisitions	-	(61,776)	(59,338)			(121,114)
Other investing activities	-	6	-	-	-	6
Net cash used in investing
activities	-	(68,536)	(59,358)	-	-	(127,894)

Cash flows from financing
activities:
Proceeds from issuance of
long-term debt	-	5,000	65,000	-	-	70,000
Repayments of long-term debt
and capital lease obligations	-	(10)	-	-	-	(10)
Common stock dividends paid	(3,529)	-	-	-	-	(3,529)
Inter-company payments	2,074	(2,074)	-	-	-	-
Other financing activities	1,455	3,349	(2,850)	-	-	1,954
Net cash provided by
financing activities	-	6,265	62,150	-	-	68,415
Net (decrease) increase in cash
and cash equivalents	-	(46,725)	351	-	-	(46,374)
Cash and cash equivalents at
beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at
end of period	$-	$21,956	$669	$-	$-	$22,625

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in)
operating activities	$-	$27,046	$(1,004)	$-	$-	$26,042

Cash flows from investing
activities:
Purchases of property and
equipment	-	(4,002)	(74)	-	-	(4,076)
Other investing activities	-	33	-	-	-	33
Net cash used in investing
activities	-	(3,969)	(74)	-	-	(4,043)

Cash flows from financing
activities:
Proceeds from issuance of
long-term debt	-	6,000	-	-	-	6,000
Repayments of long-term debt	-	(23,878)	(97)	-	-	(23,975)
Inter-company payments	(279)	279	-	-	-	-
Other financing activities	279	-	-	-	-	279
Net cash used in financing
activities	-	(17,599)	(97)	-	-	(17,696)
Net increase (decrease) in cash and
cash equivalents	-	5,478	(1,175)	-	-	4,303
Cash and cash equivalents at
beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at
end of period	$-	$11,126	$723	$-	$-	$11,849

12.	Subsequent Events

On April 22, 2013, Nexstar’s Board of Directors approved and adopted an amendment to the 2006 Long-Term Equity Incentive Plan that increases the limit to the number of options and stock appreciation rights, or SARs, that may be granted to a single individual in a calendar year from 150,000 options/SARs to 500,000 options/SARs. The amendment is effective as of September 10, 2012.

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement (“Stock Purchase Agreement”) to acquire the stock of privately-held CCA and White Knight, the owners of nineteen television stations in ten markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the Stock Purchase Agreement, Nexstar has agreed to purchase all the outstanding capital stock of CCA. In addition, Mission has agreed to purchase all the equity interest of White Knight. Nexstar will acquire ten television stations and will enter into local service agreements with Mission, which will acquire seven television stations, and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, which will acquire two television stations. The stations to be acquired are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT KYLE	FOX/MNTV/Estrella FOX/MNTV/Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rogue, LA	94	WGMB	FOX
		WBRL-CD	The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN	FOX
		KLAF-LD	MNTV
Alexandria, LA	179	WNTZ	FOX/MNTV

Mission:
Shreveport, LA	83	KMSS	FOX
Baton Rogue, LA	94	WVLA KZUP	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LDKLPN-LD	FOX FOX MNTV
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

Rocky Creek:
Shreveport, LA	83	KSHV	MNTV
Evansville, IN	104	WEVV	CBS/FOX/MNTV

A deposit of $27.0 million was made upon signing the agreement funded by a combination of borrowings under Nexstar’s revolving credit facility (See Note 6) and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company expect them to close early in the fourth quarter of 2013.

On April 26, 2013, Nexstar’s Board of Directors declared a quarterly dividend of $0.12 per share of its Class A and Class B common stock. The dividend is payable on May 31, 2013 to shareholders of record on May 17, 2013.

Effective May 7, 2013, Nexstar’s Class B common stockholders converted all of the 4,252,471 outstanding Class B common stock into an equal number of Class A common stock, of which 3,865,384 shares were held by ABRY. The total par value of common stock converted amounts to $43 thousand. ABRY sold 3,500,000 shares of Class A common stock in an offering that was also completed on May 7, 2013. In addition, Nexstar repurchased the remaining 365,384 shares of Class A common stock from ABRY at $23.05 per share on the same date. As a result of these transactions, Nexstar’s outstanding Class A common stock amounts to 29,358,835 shares, no Class B common stock were outstanding, and ABRY no longer holds an ownership interest in Nexstar.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Summary

2013 Highlights

•
Net revenue during the first quarter of 2013 increased by $28.6 million, or 34.1% compared to the same period in 2012. The increase in net revenue was primarily due to our December 2012 acquisition of ten television stations and Inergize Digital Media from Newport Television, LLC (“Newport”), eight television stations acquired during the three months ended March 31, 2013 as well as increases in retransmission compensation and eMedia revenue. These increases were partially offset by a reduction in political advertising revenue and terminated management services agreement with Four Points Media Group, LLC on January 3, 2012. The newly acquired stations contributed approximately $32.8 million to the consolidated net revenue for the first quarter of 2013.

•
On April 26, 2013, our Board of Directors declared a quarterly dividend of $0.12 per share of Nexstar's Class A and Class B common stock. The dividend is payable on May 31, 2013 to shareholders of record on May 17, 2013.

•
On April 24, 2013, we and Mission entered into  a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of nineteen television stations in ten markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. A deposit of $27.0 million was made upon signing the agreement which was funded by a combination of borrowings under our revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. We and Mission expect the acquisitions to close early in the fourth quarter of 2013.

•
On March 1, 2013, we and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market from Smith Media, LLC for a total consideration of $16.6 million in cash, funded by a combination of our and Mission’s $10.0 million total borrowings from the revolving credit facilities and cash on hand.

•
Effective February 1, 2013, we acquired the assets of KGPE, the CBS affiliate in Fresno, California market, KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for  $35.4 million in cash, funded by cash on hand.

•
Effective February 1, 2013, we entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, from Granite Broadcasting Corporation for $26.5 million in cash, subject to adjustments for working capital acquired. Pursuant to the purchase agreement, we made a payment of $20.0 million, funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. We also entered into a TBA with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval on the asset purchase. On April 17, 2013, we received approval from the FCC to purchase the remaining assets of KSEE, which we expect to complete before the end of May 2013.

•
On January 24, 2013, our Board of Directors declared a quarterly dividend of $0.12 per share of its Class A and Class B common stock. The first dividend payment was made on March 1, 2013 for a total of $3.5 million to shareholders of record on February 15, 2013.

•
Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for $59.7 million in cash, funded by Mission’s $60.0 million term loan under its senior secured credit facility.

Overview of Operations

We owned and operated 49 television stations and 13 digital multicast channels as of March 31, 2013. Additionally, as of March 31, 2013, we programmed or provided sales and other services to 23 additional television stations and four digital multicast channels through various local service agreements with their owners, including 20 television stations and four digital multicast channels owned and operated by Mission. All of the stations to which we provide programming, sales, or other services, including Mission, are wholly owned by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2013 is not an election year, we expect less political advertising revenue to be reported in 2013 compared to 2012.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Local	$59,934	51.9	$45,433	52.2
National	23,375	20.2	17,406	20.0
Political	762	0.7	2,794	3.2
Retransmission compensation	23,796	20.7	14,496	16.7
eMedia revenue	6,500	5.6	4,133	4.7
Network compensation	166	0.1	172	0.2
Management fee	-	-	1,961	2.3
Other	959	0.8	620	0.7
Total gross revenue	115,492	100.0	87,015	100.0
Less: Agency commissions	(10,705)	(9.3)	(8,361)	(9.6)
Net broadcast revenue	104,787	90.7	78,654	90.4
Trade and barter revenue	7,418		4,988
Net revenue	$112,205		$83,642

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Net revenue	$112,205	100.0	$83,642	100.0
Operating expenses (income):
Corporate expenses	6,733	6.0	5,414	6.5
Station direct operating Corporate expenses, net of trade	32,591	29.0	20,570	24.6
Selling, general and administrative expenses	28,760	25.7	21,714	25.9
Loss (gain) on asset disposal, net	7	-	(19)	-
Trade and barter expense	7,357	6.6	4,995	6.0
Depreciation and amortization	15,970	14.2	11,352	13.6
Amortization of broadcast rights, excluding barter	2,969	2.6	2,111	2.5
Income from operations	$17,818		$17,505

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Gross local advertising revenue was $59.9 million for the three months ended March 31, 2013, compared to $45.4 million for the same period in 2012, an increase of $14.5 million, or 31.9%. The increase was primarily related to incremental revenue from our newly acquired stations of $14.1 million. Gross national advertising revenue was $23.4 million for the three months ended March 31, 2013, compared to $17.4 million for the same period in 2012, an increase of $6.0 million, or 34.3%, primarily attributable to new stations acquired of $6.5 million, partially offset by changes in the mix between our local and national advertising revenues. Our largest advertiser category, automotive, represented 24.3% and 23.2% of our legacy stations’ local and national advertising revenue for the three months ended March 31, 2013 and 2012, respectively. Overall, this category increased by 1%. The other categories representing our top five were fast food/restaurants, which decreased 8.8%, furniture, which increased 4.6%, paid programming, which decreased 11.7% and medical/healthcare, which decreased 6.9%.

Gross political advertising revenue was $0.8 million for the three months ended March 31, 2013, compared to $2.8 million for the same period in 2012, a decrease of $2.0 million, or 72.7%, as expected, due to 2013 being not an election year.

Retransmission compensation was $23.8 million for the three months ended March 31, 2013, compared to $14.5 million for the same period in 2012, an increase of $9.3 million, or 64.2%. The increase in retransmission compensation was primarily the result of contracts providing for higher rates per subscriber during the year. We also earned approximately $6.8 million in retransmission compensation from new stations acquired in December 2012 and during the first quarter of 2013.

eMedia revenue, representing web-based advertising revenue generated at the our stations, was $6.5 million for the three months ended March 31, 2013, compared to $4.1 million for the same period in 2012, an increase of $2.4 million or 57.3%. The increase is primarily attributable to the $2.3 million incremental revenue from the new stations acquired in December 2012 and during the first quarter of 2013.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $6.7 million for the three months ended March 31, 2013, compared to $5.4 million for the same period in 2012, an increase of $1.3 million, or 24.4%. This was primarily due to an increase in legal and professional fees associated with our acquisitions and post-closing activities relative to our and Mission’s senior secured credit facilities of $0.7 million and capital market activities of $0.2 million, increase in stock-based compensation expense of $0.3 million due to stock option grants during the third quarter of 2012 and increase in bonus expense related to higher revenue of $0.3 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $61.4 million for the three months ended March 31, 2013, compared to $42.3 million for the same period in 2012, an increase of $19.1 million, or 45.1%. The increase was primarily due to expenses of our acquired stations in December 2012 and during the first quarter of 2013 of $17.8 million and increase in programming costs of our legacy stations of $2.2 million related to reverse transmission compensation charged by the networks. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last eight months and are expected to continue to increase over the next several years.

Amortization of broadcast rights, excluding barter was $3.0 million for the three months ended March 31, 2013, compared to $2.1 million for the same period in 2012, an increase of $0.9 million, or 40.6%, of which $1.5 million is attributable to our newly acquired stations. This increase was partially offset by general programming mix changes among our legacy stations.

Amortization of intangible assets was $8.0 million for the three months ended March 31, 2013, compared to $5.6 million for the same period in 2012, an increase of $2.4 million, or 42.6%. The increase was primarily attributable to incremental amortization of intangible assets from our newly acquired stations of $3.3 million, which was partially offset by $0.9 million decrease from certain of our legacy stations upon reaching full amortization of intangible assets.

Depreciation of property and equipment was $8.0 million for the three months ended March 31, 2013, compared to $5.8 million for the same period in 2012, an increase of $2.2 million, or 38.8%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations.

Interest Expense

Interest expense, net was $16.5 million for the three months ended March 31, 2013, compared to $12.9 million for the same period in 2012, an increase of $3.6 million, or 28.2%. The increase was primarily attributable to our and Mission’s borrowings during the fourth quarter of 2012 and first quarter of 2013 to fund the purchase price of newly acquired stations. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities that we and Mission completed during the fourth quarter of 2012.

Income Taxes

Income tax expense was $0.5 million for the three months ended March 31, 2013, compared to $1.6 million for the same period in 2012, a decrease of $1.1 million, or 69.6%. The effective tax rate for the three months ended March 31, 2013 was a provision of 40.5%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for net operating loss carryforwards and other deferred tax assets.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$13,105	$26,042
Net cash used in investing activities	(127,894)	(4,043)
Net cash provided by (used in) financing activities	68,415	(17,696)
Net (decrease) increase in cash and cash equivalents	$(46,374)	$4,303
Cash paid for interest	$3,350	$7,508
Cash paid for income taxes, net	$899	$43

		As of	As of
		March 31,	December 31,
		2013	2012
	Cash and cash equivalents	$22,625	$68,999
	Long-term debt including current portion	927,967	857,642
	Unused commitments under senior secured credit facilities(1)	90,000	100,000

(1)	Based on covenant calculations, as of March 31, 2013, all of the $90 million of total unused revolving
	loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net flows cash provided by operating activities decreased by $12.9 million during the three months ended March 31, 2013 compared to the same period in 2012. This was primarily due to a decrease of $24.6 million resulting from the timing of collections of accounts receivable, which was partially offset by decrease in amounts due to lenders for interest of $7.7 million and the timing of payments to our vendors of $2.6 million.

Cash paid for interest decreased by $4.1 million during the three months ended March 31, 2013 compared to the same period in 2012. The decrease was due to the $5.3 million decrease in cash paid for interest of our 7% Senior subordinated notes and 7% Senior subordinated PIK notes retired in the fourth quarter of 2012, which was partially offset by a $1.1 million increase in cash interest paid on the senior secured credit facilities due to higher amounts outstanding during the three months ended March 31, 2013 compared to the same period in 2012.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $123.9 million during the three months ended March 31, 2013 compared to the same period in 2012. Capital expenditures were $6.8 million during the first quarter of 2013 compared to $4.1 million for the same period in 2012. Additionally, we and Mission made total payments of $121.1 million during the three months ended March 31, 2013 to acquire the assets of eight television stations in four markets from various sellers.

Cash Flows – Financing Activities

Net cash flows provided by financing activities was $68.4 million for the three months ended March 31, 2013 compared to the net cash used in financing activities of $17.7 million for the same period in 2012. In 2013, we and Mission borrowed a total of $70.0 million in additional term loans and revolving loans under the senior secured credit facilities to finance various acquisitions. We also received $1.5 million proceeds from stock option exercises. These cash flow increases were partially offset by $3.5 million in quarterly dividend payments to our Class A and Class B stockholders and payments for debt financing costs of $0.7 million. In 2012, we repaid a net amount of $17.6 million on the revolving loans and paid the contractual maturities under the senior secured credit facilities.

Our senior secured credit facility restricts the payment of cash dividends to common stockholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2013, Nexstar and Mission had total combined debt of $928.0 million, which represented 99.7% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $90.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2013. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our future borrowing capacity and the amount of total unused revolving loan commitments.

During the three months ended March 31, 2013, we and Mission borrowed a total of $70.0 million in additional term loans and revolving loans under the senior secured credit facilities to finance various acquisitions.

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement to acquire the stock of privately-held CCA and White Knight, the owners of nineteen television stations in ten markets, for a total consideration of $270.0 million, subject to FCC approval and adjustments for working capital to be acquired. A deposit of $27.0 million was made upon signing the agreement which was funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. Nexstar and Mission expects the acquisitions to close early in the fourth quarter of 2013.

During April of 2013, we borrowed a net amount of $32.0 million from our revolving credit facility to partially fund the required deposit to acquire the stock of CCA and White Knight and to fund the remaining purchase price of $6.5 million in relation to our purchase of KSEE’s assets.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2013 (in thousands):

		Remainder
	Total	of 2013	2014-2015	2016-2017	Thereafter
Nexstar senior secured credit facility	$251,000	$1,845	$4,920	$9,920	$234,315
Mission senior secured credit facility	109,000	780	2,080	7,080	99,060
8.875% senior secured second lien notes
due 2017	325,000	-	-	325,000	-
6.875 senior unsecured notes due 2020	250,000	-	-	-	250,000
	$935,000	$2,625	$7,000	$342,000	$583,375

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 8.875% Notes and 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from March 31, 2013.

No Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that as of March 31, 2013 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The term loan borrowings at March 31, 2013 under the Company’s senior secured credit facilities bear interest at a rate of 4.5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.5% at March 31, 2013. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2013 level, the Company’s annual interest expense would increase and cash flow from operations would increase by approximately $1.1 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of March 31, 2013. Due to the LIBOR floor on our term loans, an increase of 50 basis points in LIBOR would have a $0.1 million impact on our operations and cash flows and any decrease in LIBOR would have a  no significant impact on our operations and cash flows. Our 8.875% Notes and 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2013, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated as of April 24, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Communications Corporation of America and White Knight Broadcasting (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 30, 2013).

10.2
Stock Repurchase Agreement, dated as of May 7, 2013, by and among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 7, 2013).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2013 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

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

Dated: May 9, 2013