Form 10-Q
period 2013-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2013-08-08
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, the registrant had 29,995,835 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$45,625	$68,999
Accounts receivable, net of allowance for doubtful accounts of $2,452 and $1,965, respectively	104,359	74,553
Current portion of broadcast rights	6,834	8,477
Deferred tax assets, net	8,861	8,861
Prepaid expenses and other current assets	2,691	2,436
Total current assets	168,370	163,326
Property and equipment, net	209,518	180,162
Goodwill	167,838	148,409
FCC licenses	222,757	198,257
FCC licenses of Mission	41,563	21,939
Other intangible assets, net	148,252	122,491
Deferred tax assets, net	74,239	72,090
Other noncurrent assets, net	54,229	39,141
Total assets	$1,086,766	$945,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,125	$2,175
Current portion of broadcast rights payable	6,246	9,094
Accounts payable	13,186	12,324
Accrued expenses	22,384	18,122
Taxes payable	-	983
Interest payable	8,312	8,703
Deferred revenue	2,249	2,276
Other liabilities of Mission	5,072	3,195
Other liabilities	1,760	1,131
Total current liabilities	63,334	58,003
Debt	990,174	855,467
Other liabilities of Mission	8,025	7,828
Other liabilities	19,239	22,278
Total liabilities	1,080,772	943,576
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2013 and December 31, 2012	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 29,995,835 and 21,677,248 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	300	217
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2013 and 7,702,471 shares issued and outstanding at December 31, 2012	-	77
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	407,191	410,514
Accumulated deficit	(401,497)	(408,569)
Total stockholders' equity	5,994	2,239
Total liabilities and stockholders' equity	$1,086,766	$945,815

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$126,211	$88,864	$238,416	$172,506
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	36,461	21,852	70,565	43,980
Selling, general, and administrative expenses, excluding depreciation and amortization	37,565	27,131	73,065	54,240
Amortization of broadcast rights	8,866	5,192	17,679	10,740
Amortization of intangible assets	6,914	5,511	14,904	11,115
Depreciation	8,213	5,715	16,193	11,463
Total operating expenses	98,019	65,401	192,406	131,538
Income from operations	28,192	23,463	46,010	40,968
Interest expense, net	(16,903)	(12,574)	(33,452)	(25,483)
Loss on extinguishment of debt	-	(497)	-	(497)
Other expense	(84)	-	(168)	-
Income before income taxes	11,205	10,392	12,390	14,988
Income tax expense	(4,838)	(1,574)	(5,318)	(3,154)
Net income	$6,367	$8,818	$7,072	$11,834
Net income per common share:
Basic	$0.22	$0.31	$0.24	$0.41
Diluted	$0.20	$0.29	$0.23	$0.39
Weighted average number of common shares outstanding:
Basic	29,604	28,875	29,533	28,841
Diluted	31,325	30,341	31,189	30,490

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013
(in thousands, except share information, unaudited)

			Common Stock						Additional				Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance as of December 31, 2012	-	$-	21,677,248	$217	7,702,471	$77	-	$-	$410,514	-	$-	$(408,569)	$2,239
Stock-based compensation expense	-	-	-	-	-	-	-	-	994	-	-	-	994
Conversion of Class B common stock to Class A common stock	-	-	7,702,471	77	(7,702,471)	(77)	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(365,384)	(8,422)	-	(8,422)
Exercise of stock options	-	-	616,116	6	-	-	-	-	(4,120)	365,384	8,422	-	4,308
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	6,860	-	-	-	6,860
Common stock dividends paid ($0.24 per share)	-	-	-	-	-	-	-	-	(7,057)	-	-	-	(7,057)
Net income	-	-	-	-	-	-	-	-	-	-	-	7,072	7,072
Balance as of June 30, 2013	-	$-	29,995,835	$300	-	$-	-	$-	$407,191	-	$-	$(401,497)	$5,994

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,072	$11,834
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,711	2,867
Provision for bad debts and allowances	871	996
Depreciation of property and equipment	16,193	11,463
Amortization of intangible assets	14,904	11,115
Amortization of debt financing costs	1,022	840
Amortization of broadcast rights, excluding barter	6,280	4,173
Payments for broadcast rights	(7,379)	(4,513)
Loss (gain) on asset disposal, net	2	(21)
Deferred gain recognition	(218)	(218)
Loss on extinguishment of debt	-	497
Issue discount paid upon debt extinguishment	-	(1,190)
Amortization of debt discount	657	689
Amortization of deferred representation fee incentive	(410)	(360)
Excess tax benefit from stock option exercises	(6,860)	-
Stock-based compensation expense	994	428
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,411)	3,787
Prepaid expenses and other current assets	113	566
Other noncurrent assets	13	84
Accounts payable and accrued expenses	5,771	(152)
Taxes payable	(983)	(200)
Interest payable	(391)	(1,037)
Deferred revenue	(54)	434
Other liabilities of Mission	780	112
Other noncurrent liabilities	1,157	203
Net cash provided by operating activities	13,834	42,397
Cash flows from investing activities:
Purchases of property and equipment	(12,519)	(7,198)
Deposits and payments for acquisitions	(154,620)	-
Proceeds from disposals of property and equipment	36	34
Net cash used in investing activities	(167,103)	(7,164)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(32,900)	(68,360)
Payments for debt financing costs	(1,769)	-
Proceeds from issuance of long-term debt	168,875	37,500
Purchase of treasury stock	(8,422)	-
Proceeds from exercise of stock options	4,308	559
Excess tax benefit from stock option exercises	6,860	-
Common stock dividends paid	(7,057)	-
Net cash provided by (used in) financing activities	129,895	(30,301)
Net (decrease) increase in cash and cash equivalents	(23,374)	4,932
Cash equivalents at beginning of period	68,999	7,546
Cash Equivalents at end of period	$45,625	$12,478
Supplemental information:
Interest paid	$32,072	$26,131
Income taxes paid, net	$2,123	$522
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$792	$1,140
Noncash purchases of property and equipment	$2,661	$134
Accrued debt financing costs	$485	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2013, Nexstar Broadcasting Group, Inc. (“Nexstar”) owned, operated, programmed or provided sales and other services to 72 television stations and 17 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 41 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont and California. The stations are affiliates of NBC (16 stations), CBS (12 stations), ABC (17 stations), FOX (14 stations), MyNetworkTV (5 stations and 2 digital multicast channels), The CW (6 stations and 2 digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), Telemundo (one station), LATV (one digital multicast), one independent station and one independent digital multicast. Through various local service agreements, Nexstar provided sales, programming and other services to 22 stations and four digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2012. The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of June 30, 2013, the assets of Mission consisted of current assets of $8.4 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $2.7 million, FCC licenses of $41.6 million, goodwill of $32.5 million, other intangible assets of $27.1 million, property and equipment of $31.5 million, deferred tax assets of $29.5 million and other noncurrent assets of $3.4 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 12 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2013:

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

Nexstar’s ability to receive cash from Mission is governed by these local service agreements. Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations with SSA and JSA agreements.

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

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is also owned by Sinclair, as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.3 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively and $2.4 million and $2.5 million for the six months then ended. Nexstar has a balance due to Sinclair for fees under these arrangements in the amount of $1.3 million and $3.4 million as of June 30, 2013 and December 31, 2012, respectively. Nexstar also has receivables in the amount of $2.2 million and $2.7 million as of June 30, 2013 and December 31, 2012, respectively, for advertising aired on these three stations.

Nexstar also had a variable interest in a newly acquired station, KSEE, the NBC affiliate serving the Fresno, California market, as a result of the TBA with the station during the period February 1, 2013 to May 31, 2013. Nexstar had evaluated the business arrangement with KSEE and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated KSEE as of February 1, 2013 under authoritative guidance related to the consolidation of variable interest entities. See Note 3 for additional information.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of each of June 30, 2013 and December 31, 2012, the Company had $0.1 million invested in money market investments, which are carried at fair value. The Company has determined the fair value of the money market investment using methods that fall within Level 1 in the fair value hierarchy.

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options. The following table shows the amounts used in computing the Company’s diluted shares for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average shares outstanding - basic	29,604	28,875	29,533	28,841
Effect of dilutive stock options	1,721	1,466	1,656	1,649
Weighted average shares outstanding - diluted	31,325	30,341	31,189	30,490

No stock options were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2013. Stock options to purchase 105,000 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012 because their impact would have been antidilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is effective for years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) (“ASU 2013-04”). ASU 2013-04 provides guidance on measurement of fixed obligations resulting from joint and several liability arrangements as the sum of the amount a reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires disclosure of the nature and amount of the obligation as well as other information. The update is effective for years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

CCA/White Knight

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement (“Stock Purchase Agreement”) to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the Stock Purchase Agreement, Nexstar has agreed to purchase all the outstanding equity of CCA and Mission has agreed to purchase all the equity of White Knight. Nexstar will acquire 10 television stations, Mission will acquire 7 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. Nexstar will also enter into local service agreements with Mission and Rocky Creek. The stations to be acquired are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT KYLE	FOX/MNTV/Estrella FOX/MNTV/Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	94	WGMB	FOX
		WBRL-CD	The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN	FOX
		KLAF-LD	MNTV
Alexandria, LA	179	WNTZ	FOX/MNTV

Mission:
Shreveport, LA	83	KMSS	FOX
Baton Rouge, LA	94	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LD KLPN-LD	FOX FOX MNTV
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

Rocky Creek:
Shreveport, LA	83	KSHV	MNTV
Evansville, IN	104	WEVV	CBS/FOX/MNTV

A deposit of $27.0 million was paid upon signing the agreement funded by a combination of borrowings under Nexstar’s revolving credit facility (See Note 6) and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company expect them to close in the fourth quarter of 2013.

During the three and six months ended June 30, 2013, the Company incurred acquisition related costs of $0.4 million and $0.6 million, respectively, which primarily consisted of legal and professional fees. These costs are included in selling, general and administrative expenses in Nexstar’s Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2013, the Company completed the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

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

KLRT-TV/KASN

Effective January 1, 2013, Mission acquired the assets of KLRT-TV and KASN from Newport Television LLC (“Newport”) for $59.7 million in cash, funded by the $60.0 million proceeds of Mission’s term loan under its senior secured credit facility (See Note 6). This acquisition allows Mission entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the six months ended June 30, 2013.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years. Other intangible assets will be amortized over an estimated weighted average useful life of one year.

KLRT-TV/KASN’s net revenue of $5.1 million and net income of $2.6 million for the three months ended June 30, 2013 and net revenue of $10.0 million and net income of $4.5 million for the period January 1, 2013 to June 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

KGET/KKEY-LP/KGPE

Effective February 1, 2013, Nexstar acquired the assets of KGET, KKEY-LP and KGPE from Newport for $35.4 million in cash, funded by cash on hand. This acquisition allows Nexstar entrance into these markets. The transaction costs relating to this acquisition, including legal and professional fees of $0.2 million were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$72
Prepaid expenses and other current assets	351
Property and equipment	9,343
FCC licenses	14,318
Network affiliation agreements	9,307
Other intangibles	1,310
Goodwill	1,077
Total assets acquired	35,778
Less: Broadcast rights payable	(72)
Less: Deferred revenue	(57)
Less: Accounts payable and accrued expenses	(196)
Net assets acquired	$35,453

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years. Other intangible assets will be amortized over an estimated weighted average useful life of 10 months.

KGET/KKEY-LP/KGPE’s net revenue of $6.8 million and net income of $0.2 million for the three months ended June 30, 2013 and net revenue of $11.2 million and breakeven from operations for the period February 1, 2013 to June 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

KSEE

Effective February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE and an unrelated network affiliation agreement from Granite Broadcasting Corporation (“Granite”) for $26.5 million in cash. Pursuant to the asset purchase agreement, Nexstar made a payment of $20.0 million funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. Nexstar also entered into a TBA with KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval of the asset purchase. On April 17, 2013, Nexstar received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, Nexstar completed the acquisition of the FCC license and certain transmission equipment and paid the remaining purchase price of $6.5 million. Accordingly, the TBA entered with KSEE was terminated as of this date. This acquisition allows Nexstar to operate a duopoly in this market. No significant transaction costs were incurred in connection with this acquisition during the six months ended June 30, 2013.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Prepaid expenses and other current assets	$140
Property and equipment	7,350
FCC licenses	7,385
Network affiliation agreements	7,870
Other intangibles	107
Goodwill	3,838
Total assets acquired	26,690
Less: Accounts payable and accrued expenses	(194)
Net assets acquired	$26,496

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years. Other intangible assets will be amortized over an estimated weighted average useful life of 5 months.

KSEE’s net revenue of $1.8 million and net income of $1.3 million for the three months ended June 30, 2013 and net revenue of $2.9 million and net income of $2.1 million for the period February 1, 2013 to June 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

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

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$1,030
Prepaid expenses and other current assets	150
Property and equipment	7,100
FCC licenses	5,594
Network affiliation agreements	2,119
Other intangibles	439
Goodwill	1,787
Total assets acquired	18,219
Less: Broadcast rights payable	(1,145)
Less: Deferred revenue	(19)
Less: Accounts payable and accrued expenses	(504)
Net assets acquired	$16,551

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years. Other intangible assets will be amortized over an estimated weighted average useful life of 6 months.

WFFF/WVNY’s net revenue of $3.1 million and net income of $0.5 million for the three months ended June 30, 2013 and net revenue of $4.1 million and net income of $0.6 million for the period March 1, 2013 to June 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Information

The Granite and Smith Media acquisitions are immaterial, both individually and in aggregate, therefore pro forma information has not been provided for these acquisitions.

On December 1, 2012, Nexstar acquired the assets of ten television stations and Inergize Digital Media from Newport for $225.5 million in cash (the “2012 Newport Acquisition”). As discussed above, Nexstar and Mission acquired certain television stations from Newport during the six months ended June 30, 2013 (the “2013 Newport Acquisitions”). As the stations were acquired from the same entity, the Company considered these acquisitions as a single transaction for purposes of assessing materiality and presenting pro forma information. Therefore, the following unaudited pro forma information has been presented as if the 2012 Newport Acquisition and the 2013 Newport Acquisitions had occurred on January 1, 2012, for the three and six months ended June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$126,211	$121,088	$239,989	$233,801
Income before income taxes	11,225	12,633	13,436	13,991
Net income	6,389	9,999	7,648	8,717
Net income per common share - basic	0.22	0.35	0.26	0.30
Net income per common share - diluted	0.20	0.33	0.25	0.29

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2013			December 31, 2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$415,682	$(280,190)	$135,492	$379,384	$(268,921)	$110,463
Other definite-lived intangible assets	1-15	30,037	(17,277)	12,760	25,670	(13,642)	12,028
Other intangible assets		$445,719	$(297,467)	$148,252	$405,054	$(282,563)	$122,491

The following table presents the Company’s estimate of amortization expense for the remainder of 2013, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2013 (in thousands):

Remainder of 2013	$13,448
2014	20,079
2015	17,944
2016	12,594
2017	11,976
2018	10,026
Thereafter	62,185
$148,252

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2012	$194,400	$(45,991)	$148,409	$269,617	$(49,421)	$220,196
Acquisitions (See Note 3)	19,429	-	19,429	44,124	-	44,124
Balance as of June 30, 2013	$213,829	$(45,991)	$167,838	$313,741	$(49,421)	$264,320

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2013, the Company did not identify any events that would trigger an impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Compensation and related taxes	$10,723	$7,282
Sales commissions	2,119	1,919
Employee benefits	1,197	1,147
Property taxes	1,036	653
Other accruals related to operating expenses	7,309	7,121
	$22,384	$18,122

6.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Term loans, net of discount of $1,749 and $1,736	$397,376	$288,264
Revolving loans	27,000	-
8.875% Senior secured second lien notes due 2017, net of discount of $5,077 and $5,622	319,923	319,378
6.875% Senior unsecured notes due 2020	250,000	250,000
	994,299	857,642
Less: current portion	(4,125)	(2,175)
	$990,174	$855,467

2013 Transactions

On July 31, 2013, Mission repaid its outstanding revolving loan of $5.0 million.

On June 28, 2013, Nexstar and Mission entered into amendments to each of their senior secured credit facilities. The amendments provided commitments for incremental term loan facilities available to Nexstar of $144.0 million and to Mission of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreements. On June 28, 2013, Nexstar received initial proceeds of $50.0 million under its incremental term loan facility, which was used to repay outstanding revolving loans of $27.0 million in June 2013 and $22.0 million in July 2013.

Nexstar and Mission recorded $0.8 million and $0.2 million, respectively, in legal, professional and underwriting fees related to the incremental term loan facilities, which were capitalized as debt finance costs, included in other noncurrent assets, net on the Condensed Consolidated Balance Sheet as of June 30, 2013, and are being amortized over their terms.

In June 2013, Nexstar and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $0.9 million.

In May and June of 2013, Nexstar borrowed a total of $12.0 million in revolving loans under its senior secured credit facility. During April of 2013, Nexstar borrowed a net amount of $32.0 million from its revolving credit facility to partially fund the required deposit to acquire the stock of CCA and White Knight (See Note 3) and to fund the remaining purchase price of $6.5 million in relation to Nexstar’s purchase of KSEE’s assets (See Note 3).

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

Unused Commitments and Borrowing Availability

Nexstar had $43.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations as of June 30, 2013. Nexstar also had $94.0 million of unused incremental term loan facility commitment under its amended senior secured credit facility, all of which was available for borrowing as of June 30, 2013. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.25 to 1.00 at June 30, 2013, (2) a maximum consolidated first lien indebtedness ratio of 3.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of June 30, 2013, the Company was in compliance with all of its covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$397,376	$396,476	$288,264	$293,187
Revolving loans(1)	27,000	28,066	-	-
8.875% Senior secured second lien notes(2)	319,923	346,125	319,378	359,125
6.875% Senior unsecured notes(2)	250,000	253,750	250,000	258,750

____________________
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

7.	Common Stock

In February of 2013, Nexstar’s principal stockholder, ABRY Partners, LLC (“ABRY”) converted a total of 3,450,000 shares of Class B common stock into an equal number of Class A common stock, which was sold in an offering completed on February 12, 2013. In May 2013, Nexstar’s Class B common stockholders converted all of the 4,252,471 outstanding Class B common stock into an equal number of Class A common stock, of which 3,865,384 shares were held by ABRY. ABRY sold 3,500,000 shares of its Class A common stock holding in an offering that was completed on May 7, 2013. In addition, Nexstar repurchased and held in treasury the remaining 365,384 shares of Class A common stock from ABRY for a total of $8.4 million. As a result of these transactions, no Class B common stock is outstanding as of June 30, 2013 and ABRY no longer holds an ownership interest in Nexstar. During the quarter ended June 30, 2013, Nexstar utilized all of the 365,384 shares held in treasury in connection with stock option exercises.

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

As of June 30, 2013, $0.7 million of this liability was included in other current liabilities and $3.2 million was included in other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general and administrative expense for each of the three months ended June 30, 2013 and 2012 and $0.4 million for each of the six months then ended.

9.	Income Taxes

The Company’s provision for income tax during the three and six months ended June 30, 2013 consists of federal and state income taxes and is based on the estimated effective tax rate applicable for the full year which was approximately 43.08%.

Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLs”) and other deferred tax assets, and the Company’s provision for income taxes was primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. In the fourth quarter of 2012, the Company released the full amount of its valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

The Company’s deferred tax assets primarily result from federal and state NOLs. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. On May 7, 2013, ABRY sold 3,865,384 shares of common stock and it no longer has any ownership interest in Nexstar. As a result of this sale, an ownership change has occurred resulting in a Section 382 limitation on the use of NOLs. Nexstar has analyzed the impact of ABRY’s sale of common stock on the Company’s tax position and determined an “ownership change” that would subject Nexstar’s NOLs to Section 382 limitation. The sale of common stock by ABRY is not expected to impact Mission. The Company expects to be able to utilize its existing NOLs prior to their expiration. Nexstar’s estimated annual Section 382 limitation following the ownership change is $53.0 million for 2013, $91.0 million for each of 2014-2017, $50.0 million for 2018 and $21.0 million annually thereafter.

In addition, any subsequent ownership changes could result in additional limitations. The ability to use NOLs is also dependent upon the Company’s ability to generate taxable income. The NOLs could expire before the Company generates sufficient taxable income. To the extent the Company’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were able to use NOLs, which could have a negative effect on the Company’s financial results and operations. Changes in ownership are largely beyond the Company’s control and the Company can give no assurance that it will continue to have realizable NOLs.

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

Operating Leases

During the first quarter of 2013, the Company corrected its other noncurrent liabilities, other noncurrent liabilities of Mission and beginning accumulated deficit as of the earliest period being presented by an increase of $0.4 million, $0.3 million and $0.7 million, respectively, for an error in deferred rent from tower leases recorded during a 2003 acquisition. If this error had been corrected prior to the earliest period presented, net income would not have been significantly impacted for the three and six months ended June 30, 2013 and 2012. Management evaluated this error considering both qualitative and quantitative factors and considered its impact in relation to the three and six months ended June 30, 2013, when it was corrected, as well as the period in which it originated and believes that the adjustment was not material to any previous annual or quarterly period.

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of June 30, 2013, Mission had a maximum commitment of $228.7 million under its senior secured credit facility, of which $108.7 million of debt was outstanding.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$44,332	$1,293	$-	$-	$45,625
Due from Nexstar Broadcasting	-	-	11,035	-	(11,035)	-
Other current assets	-	114,069	8,676	-	-	122,745
Total current assets	-	158,401	21,004	-	(11,035)	168,370
Amounts due from subsidiary eliminated upon consolidation	10,626	-	-	-	(10,626)	-
Amounts due from parents eliminated upon consolidation	-	4,614	-		(4,614)	-
Property and equipment, net	-	178,004	31,514	-	-	209,518
Goodwill	-	135,349	32,489	-	-	167,838
FCC licenses	-	222,757	41,563	-	-	264,320
Other intangible assets, net	-	121,187	27,065	-	-	148,252
Other noncurrent assets	-	94,367	34,101	-	-	128,468
Total assets	$10,626	$914,679	$187,736	$-	$(26,275)	$1,086,766
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$3,085	$1,040	$-	$-	$4,125
Due to Mission	-	11,035	-	-	(11,035)	-
Other current liabilities	-	54,097	11,121	-	(6,009)	59,209
Total current liabilities	-	68,217	12,161	-	(17,044)	63,334
Debt	-	882,959	427,139	-	(319,924)	990,174
Deficiencies in subsidiaries eliminated upon consolidation	70,979	-	-	55,737	(126,716)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	19,240	8,025	2	-	27,264
Total liabilities	70,976	970,416	447,325	70,979	(478,924)	1,080,772
Stockholders' equity (deficit):
Common stock	300	-	-	-	-	300
Other stockholders' equity (deficit)	(60,650)	(55,737)	(259,589)	(70,979)	452,649	5,694
Total stockholders' equity (deficit)	(60,350)	(55,737)	(259,589)	(70,979)	452,649	5,994
Total liabilities and stockholders' equity (deficit)	$10,626	$914,679	$187,736	$-	$(26,275)	$1,086,766

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$68,681	$318	$-	$-	$68,999
Due from Nexstar Broadcasting	-	-	512	-	(512)	-
Other current assets	-	88,700	5,627	-	-	94,327
Total current assets	-	157,381	6,457	-	(512)	163,326
Amounts due from subsidiary eliminated upon consolidation	13,943	-	-	-	(13,943)	-
Amounts due from parents eliminated upon consolidation	-	1,297	-		(1,297)	-
Property and equipment, net	-	158,644	21,518	-	-	180,162
Goodwill	-	129,679	18,730	-	-	148,409
FCC licenses	-	198,257	21,939	-	-	220,196
Other intangible assets, net	-	112,296	10,195	-	-	122,491
Other noncurrent assets	-	70,689	40,542	-	-	111,231
Total assets	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$1,845	$330	$-	$-	$2,175
Due to Mission	-	512	-	-	(512)	-
Other current liabilities	-	52,372	9,463	-	(6,007)	55,828
Total current liabilities	-	54,729	9,793	-	(6,519)	58,003
Debt	-	812,315	362,531	-	(319,379)	855,467
Deficiencies in subsidiaries eliminated upon consolidation	76,322	-	-	61,080	(137,402)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	22,279	7,828	2	-	30,106
Total liabilities	76,319	889,323	380,152	76,322	(478,540)	943,576
Stockholders' equity (deficit):
Common stock	294	-	-	-	-	294
Other stockholders' equity (deficit)	(62,670)	(61,080)	(260,771)	(76,322)	462,788	1,945
Total stockholders' equity (deficit)	(62,376)	(61,080)	(260,771)	(76,322)	462,788	2,239
Total liabilities and stockholders' equity (deficit)	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$119,002	$7,209	$-	$-	$126,211
Revenue between consolidated entities	-	2,445	10,042	-	(12,487)	-
Net revenue	-	121,447	17,251	-	(12,487)	126,211
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	32,804	3,657	-	-	36,461
Selling, general, and administrative expenses, excluding depreciation and amortization	-	36,801	764	-	-	37,565
Local service agreement fees between consolidated entities	-	10,042	2,445	-	(12,487)	-
Amortization of broadcast rights	-	7,373	1,493	-	-	8,866
Amortization of intangible assets	-	5,244	1,670	-	-	6,914
Depreciation	-	7,260	953	-	-	8,213
Total operating expenses	-	99,524	10,982	-	(12,487)	98,019
Income from operations	-	21,923	6,269	-	-	28,192
Interest expense, net	-	(12,397)	(4,506)	-	-	(16,903)
Other expense	-	(84)	-	-	-	(84)
Equity in income of subsidiaries	5,290	-	-	5,290	(10,580)	-
Income before income taxes	5,290	9,442	1,763	5,290	(10,580)	11,205
Income tax expense	-	(4,152)	(686)	-	-	(4,838)
Net income	$5,290	$5,290	$1,077	$5,290	$(10,580)	$6,367

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$84,220	$4,644	$-	$-	$88,864
Revenue between consolidated entities	-	1,935	7,929	-	(9,864)	-
Net revenue	-	86,155	12,573	-	(9,864)	88,864
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	20,121	1,731	-	-	21,852
Selling, general, and administrative expenses, excluding depreciation and amortization	-	26,504	627	-	-	27,131
Local service agreement fees between consolidated entities	-	7,929	1,935	-	(9,864)	-
Amortization of broadcast rights	-	4,207	985	-	-	5,192
Amortization of intangible assets	-	4,240	1,271	-	-	5,511
Depreciation	-	5,003	712	-	-	5,715
Total operating expenses	-	68,004	7,261	-	(9,864)	65,401
Income from operations	-	18,151	5,312	-	-	23,463
Interest expense, net	-	(8,846)	(3,728)	-	-	(12,574)
Loss on extinguishment of debt	-	(497)	-	-	-	(497)
Equity in income of subsidiaries	7,558	-	-	7,558	(15,116)	-
Income before income taxes	7,558	8,808	1,584	7,558	(15,116)	10,392
Income tax expense	-	(1,250)	(324)	-	-	(1,574)
Net income	$7,558	$7,558	$1,260	$7,558	$(15,116)	$8,818

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$224,112	$14,304	$-	$-	$238,416
Revenue between consolidated entities	-	4,850	19,304	-	(24,154)	-
Net revenue	-	228,962	33,608	-	(24,154)	238,416
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	63,560	7,005	-	-	70,565
Selling, general, and administrative expenses, excluding depreciation and amortization	-	71,504	1,561	-	-	73,065
Local service agreement fees between consolidated entities	-	19,304	4,850	-	(24,154)	-
Amortization of broadcast rights	-	14,587	3,092	-	-	17,679
Amortization of intangible assets	-	11,168	3,736	-	-	14,904
Depreciation	-	14,272	1,921	-	-	16,193
Total operating expenses	-	194,395	22,165	-	(24,154)	192,406
Income from operations	-	34,567	11,443	-	-	46,010
Interest expense, net	-	(24,469)	(8,983)	-	-	(33,452)
Other expense	-	(168)	-	-	-	(168)
Equity in income of subsidiaries	5,572	-	-	5,572	(11,144)	-
Income before income taxes	5,572	9,930	2,460	5,572	(11,144)	12,390
Income tax expense	-	(4,358)	(960)	-	-	(5,318)
Net income	$5,572	$5,572	$1,500	$5,572	$(11,144)	$7,072

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$163,276	$9,230	$-	$-	$172,506
Revenue between consolidated entities	-	3,870	15,292	-	(19,162)	-
Net revenue	-	167,146	24,522	-	(19,162)	172,506
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	40,466	3,514	-	-	43,980
Selling, general, and administrative expenses, excluding depreciation and amortization	-	52,993	1,247	-	-	54,240
Local service agreement fees between consolidated entities	-	15,292	3,870		(19,162)	-
Amortization of broadcast rights	-	8,625	2,115	-	-	10,740
Amortization of intangible assets	-	8,574	2,541	-	-	11,115
Depreciation	-	10,022	1,441	-	-	11,463
Total operating expenses	-	135,972	14,728	-	(19,162)	131,538
Income from operations	-	31,174	9,794	-	-	40,968
Interest expense, net	-	(18,027)	(7,456)	-	-	(25,483)
Loss on extinguishment of debt	-	(497)	-	-	-	(497)
Equity in income of subsidiaries	10,143	-	-	10,143	(20,286)	-
Income before income taxes	10,143	12,650	2,338	10,143	(20,286)	14,988
Income tax expense	-	(2,507)	(647)	-	-	(3,154)
Net income	$10,143	$10,143	$1,691	$10,143	$(20,286)	$11,834

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by (used in) operating activities	$-	$15,363	$(1,529)	$-	$-	$13,834

Cash flows from investing activities:
Purchases of property and equipment	-	(12,471)	(48)	-	-	(12,519)
Deposit and payments for acquisitions	-	(95,282)	(59,338)	-	-	(154,620)
Other investing activities	-	36	-	-	-	36
Net cash used in investing activities	-	(107,717)	(59,386)	-	-	(167,103)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	103,875	65,000	-	-	168,875
Repayments of long-term debt and capital lease obligations	-	(32,640)	(260)	-	-	(32,900)
Common stock dividends paid	(7,057)	-	-	-	-	(7,057)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	11,171	(11,171)	-	-	-	-
Other financing activities	4,308	7,941	(2,850)	-	-	9,399
Net cash provided by financing activities	-	68,005	61,890	-	-	129,895
Net (decrease) increase in cash and cash equivalents	-	(24,349)	975	-	-	(23,374)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$44,332	$1,293	$-	$-	$45,625

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows provided by operating activities	$-	$41,990	$407	$-	$-	$42,397

Cash flows from investing activities:
Purchases of property and equipment	-	(7,039)	(159)	-	-	(7,198)
Other investing activities	-	34	-	-	-	34
Net cash used in investing activities	-	(7,005)	(159)	-	-	(7,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	37,500	-	-	-	37,500
Repayments of long-term debt	-	(67,465)	(895)	-	-	(68,360)
Inter-company payments	(559)	559	-	-	-	-
Other financing activities	559	-	-	-	-	559
Net cash used in financing activities	-	(29,406)	(895)	-	-	(30,301)
Net increase (decrease) in cash and cash equivalents	-	5,579	(647)	-	-	4,932
Cash and cash equivalents at beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at end of period	$-	$11,227	$1,251	$-	$-	$12,478

13.	Subsequent Events

On July 26, 2013, Nexstar’s Board of Directors declared a quarterly dividend of $0.12 per share of its Class A common stock. The dividend is payable on August 30, 2013 to shareholders of record on August 16, 2013.

In July 2013, Nexstar and Mission repaid the outstanding revolving loans under each of their senior secured credit facilities. See Note 6 for additional information.

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

Executive Summary

2013 Highlights

•
Net revenue during the second quarter of 2013 increased by $37.3 million, or 42.0% compared to the same period in 2012. The increase in net revenue was primarily due to our December 2012 acquisition of ten television stations and Inergize Digital Media from Newport Television, LLC (“Newport”), eight television stations acquired during the six months ended June 30, 2013 as well as increases in retransmission compensation and eMedia revenue. These increases were partially offset by a reduction in political advertising revenue. The newly acquired stations, net of  disposal contributed approximately $41.4 million to the consolidated net revenue for the second quarter of 2013.

•
On June 28, 2013, we and Mission entered into amendments to each of our and Mission’s senior secured credit facilities. The amendments provided commitments for incremental term loan facilities available to us of $144.0 million and to Mission of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, pursuant to the terms of the amended credit agreements. On June 28, 2013, we received initial proceeds of $50.0 million under our incremental term loan facility, which was used to repay outstanding revolving loans of $27.0 million in June 2013 and $22.0 million in July 2013.

•
During the six months ended June 30, 2013, our Board of Directors declared quarterly dividends of $0.12 per share of Nexstar’s Class A and Class B common stock. Total payments for dividends during the six months ended June 30, 2013 were $7.1 million.

•
On April 24, 2013, we and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. A deposit of $27.0 million was paid upon signing the agreement which was funded by a combination of borrowings under our revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. We and Mission expect the acquisitions to close in the fourth quarter of 2013.

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

•
Effective February 1, 2013, we entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, and an unrelated network affiliation agreement from Granite Broadcasting Corporation for $26.5 million in cash, subject to adjustments for working capital acquired. Pursuant to the purchase agreement, we made a payment of $20.0 million, funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. On April 17, 2013, we received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, we completed the acquisition of the FCC license and certain transmission equipment and paid the remaining purchase price of $6.5 million.

Overview of Operations

As of June 30, 2013, we owned, operated, programmed or provided sales and other services to 72 television stations and 17 digital multicast channels, including those owned by Mission, in 41 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont and California. The stations are affiliates of NBC (16 stations), CBS (12 stations), ABC (17 stations), FOX (14 stations), MyNetworkTV (5 stations and 2 digital multicast channels), The CW (6 stations and 2 digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), Telemundo (one station), LATV (one digital multicast), one independent station and one independent digital multicast. Through various local service agreements, we provided sales, programming and other services to 22 stations and four digital multicast channels owned and/or operated by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2023) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$66,731	51.0	$47,359	51.1	$126,665	51.4	$92,792	51.6
National	28,575	21.8	18,829	20.3	51,950	21.1	36,235	20.2
Political	1,823	1.4	5,982	6.4	2,585	1.0	8,776	4.9
Retransmission compensation	24,922	19.1	15,283	16.5	48,718	19.8	29,779	16.5
eMedia revenue	7,665	5.8	4,426	4.8	14,165	5.8	8,559	4.8
Network compensation	197	0.2	222	0.2	363	0.1	394	0.2
Management fee	-	-	-	-	-	-	1,961	1.1
Other	902	0.7	612	0.7	1,861	0.8	1,232	0.7
Total gross revenue	130,815	100.0	92,713	100.0	246,307	100.0	179,728	100.0
Less: Agency commissions	(12,478)	(9.5)	(9,322)	(10.1)	(23,183)	(9.4)	(17,683)	(9.8)
Net broadcast revenue	118,337	90.5	83,391	89.9	223,124	90.6	162,045	90.2
Trade and barter revenue	7,874		5,473		15,292		10,461
Net revenue	$126,211		$88,864		$238,416		$172,506

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$126,211	100.0	$88,864	100.0	$238,416	100.0	$172,506	100.0
Operating expenses (income):
Corporate expenses	6,879	5.5	5,119	5.8	13,612	5.7	10,533	6.1
Station direct operating expenses, net of trade	34,408	27.3	19,941	22.4	66,999	28.1	40,511	23.5
Selling, general andadministrative expenses	30,686	24.3	22,012	24.8	59,453	24.9	43,707	25.4
Trade and barter expense	7,608	6.0	5,041	5.7	14,965	6.3	10,036	5.8
Depreciation	8,213	6.5	5,715	6.4	16,193	6.8	11,463	6.6
Amortization of intangible assets	6,914	5.5	5,511	6.2	14,904	6.3	11,115	6.5
Amortization of broadcastrights, excluding barter	3,311	2.6	2,062	2.3	6,280	2.6	4,173	2.4
Income from operations	$28,192		$23,463		$46,010		$40,968

 Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Gross local advertising revenue was $66.7 million for the three months ended June 30, 2013, compared to $47.4 million for the same period in 2012, an increase of $19.4 million, or 40.9%. The increase was primarily related to incremental revenue from our newly acquired stations, net of station disposal, of $20.1 million. Gross national advertising revenue was $28.6 million for the three months ended June 30, 2013, compared to $18.8 million for the same period in 2012, an increase of $9.8 million, or 51.8%, primarily attributable to our newly acquired stations, net of station disposal, of $10.4 million. Our largest advertiser category, automotive, represented 23.4% and 22.5% of our legacy stations’ local and national advertising revenue for the three months ended June 30, 2013 and 2012, respectively. Overall, this category increased by 1.9% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 11.9%, furniture, which increased 2.2%, radio/TV/cable/newspapers, which increased 5.1% and paid programming, which decreased 14.6%.

Gross political advertising revenue was $1.8 million for the three months ended June 30, 2013, compared to $6.0 million for the same period in 2012, a decrease of $4.2 million, or 69.5%, as expected, due to 2013 not being an election year.

Retransmission compensation was $24.9 million for the three months ended June 30, 2013, compared to $15.3 million for the same period in 2012, an increase of $9.6 million, or 63.1%. The increase in retransmission compensation was primarily attributable to the $8.1 million incremental revenue from our newly acquired stations, net of station disposal, and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

eMedia revenue, representing web-based advertising revenue generated at our stations and Inergize, was $7.7 million for the three months ended June 30, 2013, compared to $4.4 million for the same period in 2012, an increase of $3.2 million, or 73.2%. The increase is primarily attributable to the $3.0 million incremental revenue from our newly acquired stations and Inergize, net of station disposal, including a nonrecurring customer contract termination fee of $1.2 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $6.9 million for the three months ended June 30, 2013, compared to $5.1 million for the same period in 2012, an increase of $1.8 million, or 34.4%. This was primarily due to an increase in legal and professional fees of $0.7 million associated with our and Mission’s acquisitions of television stations and activities relative to senior secured credit facilities, an increase in stock-based compensation expense of $0.3 million due to stock option grants during the third quarter of 2012, an increase in bonus expense related to higher revenue of $0.3 million and an increase in payroll and payroll-related costs of $0.2 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $65.1 million for the three months ended June 30, 2013, compared to $42.0 million for the same period in 2012, an increase of $23.1 million, or 55.2%. The increase was primarily due to expenses of our newly acquired stations, net of station disposal, of $19.9 million and an increase in programming costs of our legacy stations of $2.5 million related to recently enacted network agreements. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last 12 months and are expected to continue to increase over the next several years.

Amortization of broadcast rights, excluding barter was $3.3 million for the three months ended June 30, 2013, compared to $2.1 million for the same period in 2012, an increase of $1.2 million, or 60.6%, of which $1.7 million is attributable to our newly acquired stations. This increase was partially offset by changes in programming mix of our legacy stations.

Amortization of intangible assets was $6.9 million for the three months ended June 30, 2013, compared to $5.5 million for the same period in 2012, an increase of $1.4 million, or 25.5%. The increase was primarily attributable to incremental amortization of intangible assets from our newly acquired stations of $2.5 million, which was partially offset by $1.1 million decrease from certain of our legacy stations upon reaching full amortization of intangible assets.

Depreciation of property and equipment was $8.2 million for the three months ended June 30, 2013, compared to $5.7 million for the same period in 2012, an increase of $2.5 million, or 43.7%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations.

Interest Expense

Interest expense, net was $16.9 million for the three months ended June 30, 2013, compared to $12.6 million for the same period in 2012, an increase of $4.3 million, or 34.4%. The increase was primarily attributable to our and Mission’s borrowings during the fourth quarter of 2012 and first quarter of 2013 to fund the purchase price of newly acquired stations. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities that we and Mission completed during the fourth quarter of 2012.

Income Taxes

Income tax expense was $4.8 million for the three months ended June 30, 2013, compared to $1.6 million for the same period in 2012, an increase of $3.2 million. The effective tax rate for the three months ended June 30, 2013 was 43.08%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLs”) and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Gross local advertising revenue was $126.7 million for the six months ended June 30, 2013, compared to $92.8 million for the same period in 2012, an increase of $33.9 million, or 36.5%. The increase was primarily related to incremental revenue from our newly acquired stations, net of station disposal, of $36.0 million. Gross national advertising revenue was $52.0 million for the six months ended June 30, 2013, compared to $36.2 million for the same period in 2012, an increase of $15.7 million, or 43.4%, primarily attributable to our newly acquired stations, net of station disposal, of $17.7 million. Our largest advertiser category, automotive, represented 23.9% and 22.8% of our legacy stations’ local and national advertising revenue for the six months ended June 30, 2013 and 2012, respectively. Overall, this category increased by 2.2% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 9.0%, furniture, which increased 4.1%, paid programming, which decreased 11.4% and radio/TV/cable/newspapers, which decreased 0.3%.

Gross political advertising revenue was $2.6 million for the six months ended June 30, 2013, compared to $8.8 million for the same period in 2012, a decrease of $6.2 million, or 70.5%, as expected, due to 2013 not being an election year.

Retransmission compensation was $48.7 million for the six months ended June 30, 2013, compared to $29.8 million for the same period in 2012, an increase of $18.9 million, or 63.6%. The increase in retransmission compensation was primarily attributable to the $14.7 million incremental revenue from our newly acquired stations, net of station disposal, and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

eMedia revenue, representing web-based advertising revenue generated at our stations and Inergize, was $14.2 million for the six months ended June 30, 2013, compared to $8.6 million for the same period in 2012, an increase of $5.6 million or 65.5%. The increase is primarily attributable to the $5.1 million incremental revenue from our newly acquired stations and Inergize, net of station disposal, including a nonrecurring customer contract termination fee of $1.2 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $13.6 million for the six months ended June 30, 2013, compared to $10.5 million for the same period in 2012, an increase of $3.1 million, or 29.2%. This was primarily due to an increase in legal and professional fees associated with our and Mission’s acquisition of television stations and post-closing activities relative to senior secured credit facilities of $1.4 million and capital market activities of $0.4 million, an increase in stock-based compensation expense of $0.6 million due to stock option grants during the third quarter of 2012 and an increase in bonus expense related to higher revenue of $0.6 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $126.4 million for the six months ended June 30, 2013, compared to $84.2 million for the same period in 2012, an increase of $42.2 million, or 50.1%. The increase was primarily due to expenses of our newly acquired stations, net of disposal, of $36.2 million and an increase in programming costs of our legacy stations of $4.7 million related to recently enacted network agreements. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last 12 months and are expected to continue to increase over the next several years.

Amortization of broadcast rights, excluding barter was $6.3 million for the six months ended June 30, 2013, compared to $4.2 million for the same period in 2012, an increase of $2.1 million, or 50.5%, of which $3.2 million is attributable to our newly acquired stations. This increase was partially offset by changes in programming mix of our legacy stations.

Amortization of intangible assets was $14.9 million for the six months ended June 30, 2013, compared to $11.1 million for the same period in 2012, an increase of $3.8 million, or 34.1%. The increase was primarily attributable to incremental amortization of intangible assets from our newly acquired stations of $5.9 million, which was partially offset by $1.9 million decrease from certain of our legacy stations upon reaching full amortization of intangible assets.

Depreciation of property and equipment was $16.2 million for the six months ended June 30, 2013, compared to $11.5 million for the same period in 2012, an increase of $4.7 million, or 41.3%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations.

Interest Expense

Interest expense, net was $33.5 million for the six months ended June 30, 2013, compared to $25.5 million for the same period in 2012, an increase of $8.0 million, or 31.3%. The increase was primarily attributable to our and Mission’s borrowings during the fourth quarter of 2012 and first half of 2013 to fund the purchase price of newly acquired stations and for general corporate purposes. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities that we and Mission completed during the fourth quarter of 2012.

Income Taxes

Income tax expense was $5.3 million for the six months ended June 30, 2013, compared to $3.2 million for the same period in 2012, an increase of $2.1 million. The effective tax rate for the six months ended June 30, 2013 was 43.08%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for NOLs and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$13,834	$42,397
Net cash used in investing activities	(167,103)	(7,164)
Net cash provided by (used in) financing activities	129,895	(30,301)
Net (decrease) increase in cash and cash equivalents	$(23,374)	$4,932
Cash paid for interest	$32,072	$26,131
Cash paid for income taxes, net	$2,123	$522

	As of	As of
	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$45,625	$68,999
Long-term debt including current portion	994,299	857,642
Unused incremental term loan commitments under senior secured credit facilities	184,000	-
Unused revolving loan commitments under senior secured credit facilities(1)	73,000	100,000

(1)	Based on covenant calculations, as of June 30, 2013, all of the $73.0 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $29.2 million during the six months ended June 30, 2013 compared to the same period in 2012. This was primarily due to a $34.2 million use of cash resulting from the timing of collections of accounts receivable, the impact of the excess tax benefit from stock option exercises of $6.9 million, an increase in cash paid for interest of $5.9 million and an increase in payments for broadcast rights of $2.9 million. These decreases were partially offset by an increase in net revenue of $65.9 million less an increase in corporate expenses, station direct operating expenses and selling, general and administrative expenses of $45.3 million and a $5.9 million source of cash from the timing of payment to vendors.

Cash paid for interest increased by $5.9 million during the six months ended June 30, 2013 compared to the same period in 2012. The increase was due to the $8.9 million cash interest paid on our 6.875% Senior Unsecured Notes (“6.875% Notes”) and $4.2 million increase in cash interest paid on our and Mission’s senior secured credit facilities due to higher amounts of term loans and revolving loans outstanding during the six months ended June 30, 2013 compared to the same period in 2012. These increases were partially offset by $7.2 million decrease in cash paid for interest on our 7% Senior subordinated Notes (“7% Notes”) and 7% Senior subordinated PIK Notes (“7% PIK Notes”) that were retired in the fourth quarter of 2012.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $160.0 million during the six months ended June 30, 2013 compared to the same period in 2012. We and Mission made total payments of $127.6 million during the six months ended June 30, 2013 to acquire the assets of eight television stations in four markets from various sellers. We also paid a $27.0 million deposit upon signing the stock purchase agreement we and Mission entered into with CCA and White Knight. Additionally, capital expenditures were $12.6 million during the six months of 2013 compared to $7.2 million for the same period in 2012.

Cash Flows – Financing Activities

Net cash flows provided by financing activities was $130.6 million for the six months ended June 30, 2013 compared to the net cash used in financing activities of $30.3 million for the same period in 2012. In 2013, we and Mission borrowed a total of $168.9 million in additional term loans and revolving loans under our and Mission’s senior secured credit facilities to finance acquisitions, to fund the required deposit to purchase the stock of CCA and White Knight and for general corporate purposes. We also received $4.3 million proceeds from stock option exercises and recognized a cash inflow of $6.9 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by debt repayments of $32.9 million, quarterly dividend payments to our Class A and Class B stockholders of $7.1 million, purchase of treasury stock for $8.4 million and payments for debt financing costs of $1.8 million. In 2012, we completed a partial redemption of $34.0 million outstanding on our 7% Notes and borrowed a net amount of $2.7 million on our revolving loans.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to common stockholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2013, Nexstar and Mission had total combined debt of $994.3 million, which represented 99.3% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $73.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2013. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our future borrowing capacity and the amount of total unused revolving loan commitments.

On June 28, 2013, Nexstar and Mission entered into amendments to each of their senior secured credit facilities. The amendments provided commitments for incremental term loan facilities available to Nexstar of $144.0 million and to Mission of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek pursuant to the terms of the amended credit agreements. On June 28, 2013, Nexstar received initial proceeds of $50.0 million under its incremental term loan facility, which was used to repay outstanding revolving loans of $27.0 million in June 2013 and $22.0 million in July 2013. The remainder of the incremental term loan facilities is expected to be used by Nexstar, Mission and Rocky Creek to finance the acquisition of television stations from CCA and White Knight pursuant to the stock purchase agreement dated April 24, 2013.

During the six months ended June 30, 2013, Nexstar and Mission borrowed a total of $168.9 million in additional term loans and revolving loans under their senior secured credit facilities to finance various acquisitions, to fund the required deposit to purchase the stock of CCA and White Knight and for general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2013 (in thousands):

		Remainder
	Total	of 2013	2014-2015	2016-2017	Thereafter
Nexstar senior secured credit facility	$317,385	$1,230	$10,045	$36,545	$269,565
Mission senior secured credit facility	108,740	520	2,080	7,080	99,060
8.875% senior secured second lien notes due 2017	325,000	-	-	325,000	-
6.875 senior unsecured notes due 2020	250,000	-	-	-	250,000
	$1,001,125	$1,750	$12,125	$368,625	$618,625

We make semiannual interest payments on our 8.875% Senior Secured Second Lien Notes (“8.875% Notes”) on April 15 and October 15 of each year. We make semiannual interest payments on our 6.875% Notes on May 15 and November 15 of each year. We fully paid all debt outstanding on our 7% Notes and 7% PIK Notes in the fourth quarter of 2012. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 8.875% Notes and 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from June 30, 2013.

No Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that as of June 30, 2013 there has been no material change to this information.

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

The term loan borrowings at June 30, 2013 under the Company’s senior secured credit facilities bear interest rates ranging from 2.5% to 4.3%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.5% at June 30, 2013. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2013 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $1.7 million, based on the outstanding balances of our and Mission’s senior secured credit facilities as of June 30, 2013. Due to the LIBOR floor on certain of our term loans, an increase of 50 basis points in LIBOR would have a $0.4 million impact on our operations and cash flows and any decrease in LIBOR would have a $0.2 million impact on our operations and cash flows. Our 8.875% Notes and 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

    As of the quarter ended June 30, 2013, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, except the following risk factor is replaced in its entirety as follows.

Our ability to use net operating loss carry-forwards ("NOL"s) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar.

At December 31, 2012, we had NOLs of approximately $349.5 million for U.S. federal tax purposes and $76.6 million for state tax purposes. These NOLs expire at varying dates through 2031. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 ("Section 382"), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

On May 7, 2013, our principal stockholder, ABRY Partners, LLC ("ABRY") sold the remainder of its common stock holdings in Nexstar and no longer holds an ownership interest in us. As a result of this sale, an ownership change has occurred resulting in a Section 382 limitation on the use of Nexstar's NOLs. Additionally, any subsequent ownership changes in us or Mission could result in additional limitations.

The ability to use NOLs is also dependent upon our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

Effective June 11, 2013, Tomer Yosef-Or resigned as a member of the Board of Directors of Nexstar.

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated as of April 24, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Communications Corporation of America and White Knight Broadcasting (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 30, 2013)

10.2
Stock Repurchase Agreement, dated as of May 7, 2013, by and among Nexstar Broadcasting Group, Inc., ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 7, 2013)

10.3
Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.4
Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.5
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.6
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.7	Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC)*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2013 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

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

Dated: August 8, 2013