Form 10-Q
period 2013-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2013-11-08
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 30,406,495 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,619	$68,999
Accounts receivable, net of allowance for doubtful accounts of $2,556 and $1,965, respectively	102,064	74,553
Current portion of broadcast rights	7,911	8,477
Deferred tax assets, net	8,861	8,861
Prepaid expenses and other current assets	5,862	2,436
Total current assets	149,317	163,326
Property and equipment, net	219,263	180,162
Goodwill	188,108	148,409
FCC licenses	247,837	198,257
FCC licenses of Mission	41,563	21,939
Other intangible assets, net	170,048	122,491
Deferred tax assets, net	72,773	72,090
Other noncurrent assets, net	59,079	39,141
Total assets	$1,147,988	$945,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,750	$2,175
Current portion of broadcast rights payable	7,002	9,094
Accounts payable	13,140	12,324
Accrued expenses	23,215	18,122
Taxes payable	288	983
Interest payable	19,479	8,703
Amounts payable to sellers for acquisition of stations	22,000	-
Other liabilities of Mission	4,755	3,195
Other liabilities	4,321	3,407
Total current liabilities	98,950	58,003
Debt	1,006,749	855,467
Other liabilities of Mission	8,627	7,828
Other liabilities	22,304	22,278
Total liabilities	1,136,630	943,576
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2013 and December 31, 2012	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 30,406,495 and 21,677,248 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	304	217
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2013 and 7,702,471 shares issued and outstanding at December 31, 2012	-	77
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	408,956	410,514
Accumulated deficit	(397,902)	(408,569)
Total stockholders' equity	11,358	2,239
Total liabilities and stockholders' equity	$1,147,988	$945,815

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$125,792	$89,952	$364,208	$262,458
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	37,270	21,950	107,835	65,930
Selling, general, and administrative expenses, excluding depreciation and amortization	37,587	27,506	110,652	81,746
Amortization of broadcast rights	9,188	5,563	26,867	16,303
Amortization of intangible assets	7,996	5,480	22,900	16,595
Depreciation	8,598	5,896	24,791	17,359
Total operating expenses	100,639	66,395	293,045	197,933
Income from operations	25,153	23,557	71,163	64,525
Interest expense, net	(16,900)	(12,438)	(50,352)	(37,921)
Loss on extinguishment of debt	(1,048)	-	(1,048)	(497)
Other expense	(84)	-	(252)	-
Income before income taxes	7,121	11,119	19,511	26,107
Income tax expense	(3,526)	(1,558)	(8,844)	(4,712)
Net income	$3,595	$9,561	$10,667	$21,395
Net income per common share:
Basic	$0.12	$0.33	$0.36	$0.74
Diluted	$0.11	$0.31	$0.34	$0.70
Weighted average number of common shares outstanding:
Basic	30,048	28,960	29,706	28,881
Diluted	31,509	30,703	31,297	30,561

Dividends paid per common share	$0.12	$-	$0.36	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013
(in thousands, except share information, unaudited)

			Common Stock						Additional				Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances as of December 31, 2012	-	$-	21,677,248	$217	7,702,471	$77	-	$-	$410,514	-	$-	$(408,569)	$2,239
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,580	-	-	-	1,580
Conversion of Class B common stock to Class A common stock	-	-	7,702,471	77	(7,702,471)	(77)	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(365,384)	(8,422)	-	(8,422)
Exercise of stock options	-	-	1,026,776	10	-	-	-	-	(2,270)	365,384	8,422	-	6,162
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	9,786	-	-	-	9,786
Common stock dividends paid	-	-	-	-	-	-	-	-	(10,654)	-	-	-	(10,654)
Net income	-	-	-	-	-	-	-	-	-	-	-	10,667	10,667
Balances as of September 30, 2013	-	$-	30,406,495	$304	-	$-	-	$-	$408,956	-	$-	$(397,902)	$11,358

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,667	$21,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts and allowances	1,320	1,448
Amortization of broadcast rights, excluding barter	9,545	6,489
Depreciation of property and equipment	24,791	17,359
Amortization of intangible assets	22,900	16,595
Loss (gain) on asset disposal, net	35	(25)
Amortization of debt financing costs	1,582	1,238
Amortization of debt discount	1,001	1,016
Loss on extinguishment of debt	1,048	497
Stock-based compensation expense	1,580	725
Deferred income taxes	9,103	4,307
Payments for broadcast rights	(11,031)	(6,681)
Deferred gain recognition	(327)	(327)
Amortization of deferred representation fee incentive	(615)	(564)
Issue discount paid upon debt extinguishment	(262)	(1,190)
Premium on debt extinguishment	(853)	-
Excess tax benefit from stock option exercises	(9,786)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,409)	2,385
Prepaid expenses and other current assets	(2,969)	(679)
Other noncurrent assets	43	97
Accounts payable and accrued expenses	3,969	(286)
Interest payable	10,776	4,114
Deferred revenue	203	1,051
Other liabilities of Mission	584	174
Other noncurrent liabilities	833	(409)
Net cash provided by operating activities	45,728	68,729
Cash flows from investing activities:
Purchases of property and equipment	(16,907)	(11,024)
Deposits and payments for acquisitions	(220,830)	(28,554)
Proceeds from disposals of property and equipment	51	39
Net cash used in investing activities	(237,686)	(39,539)
Cash flows from financing activities:
Repayments of long-term debt	(70,913)	(95,735)
Payments for debt financing costs	(2,218)	(251)
Proceeds from long-term debt	223,875	70,500
Purchase of treasury stock	(8,422)	-
Proceeds from exercise of stock options	6,162	1,007
Excess tax benefit from stock option exercises	9,786	-
Common stock dividends paid	(10,654)	-
Payments for capital lease obligations	(38)	(21)
Net cash provided by (used in) financing activities	147,578	(24,500)
Net (decrease) increase in cash and cash equivalents	(44,380)	4,690
Cash and cash equivalents at beginning of period	68,999	7,546
Cash and cash equivalents at end of period	$24,619	$12,236
Supplemental information:
Interest paid	$36,901	$32,693
Income taxes paid, net	$2,143	$522
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,057	$1,547
Noncash purchases of property and equipment	$2,689	$421
Accrued debt financing costs	$849	$259
Amounts payable to sellers for acquisition of stations	$22,000	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2013, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 75 television stations and 19 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. The stations are affiliates of NBC (16 stations), CBS (13 stations), ABC (19 stations), FOX (14 stations), MyNetworkTV (5 stations and 2 digital multicast channels), The CW (6 stations and 2 digital multicast channels), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), Telemundo (one station), LATV (one digital multicast channel), LiveWell (3 digital multicast channels) and one independent station. Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and 7 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar. Also included in the Condensed Consolidated Financial Statements are the accounts of the independently-owned variable interest entity (“VIE”), Mission (Nexstar and Mission are collectively referred to as the “Company”). Where the assets of Mission are not available to be used to settle the obligations of Nexstar, they are presented as the assets of Mission on the Condensed Consolidated Balance Sheets. Conversely, where the creditors of Mission do not have recourse to the general credit of Nexstar, the related liabilities are presented as the liabilities of Mission on the Condensed Consolidated Balance Sheets. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2012. The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, Nexstar has an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of September 30, 2013, the assets of Mission consisted of current assets of $9.6 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $3.4 million, FCC licenses of $41.6 million, goodwill of $32.5 million, other intangible assets of $25.3 million, property and equipment of $27.7 million, noncurrent deferred tax assets, net of $28.8 million and other noncurrent assets of $3.5 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 12 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2013:

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

Nexstar has determined that it has variable interests in WYZZ, the FOX affiliate in Peoria, Illinois and WUHF, the FOX affiliate in Rochester, New York, each owned by a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of outsourcing agreements it has entered into with Sinclair. Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is also owned by Sinclair, as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Sinclair and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreements with Sinclair, Nexstar pays for certain operating expenses of WYZZ and WUHF, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Sinclair outsourcing agreements consists of the fees paid to Sinclair. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. Nexstar made payments to Sinclair under the outsourcing agreements of $1.1 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $4.0 million for the nine months then ended. Nexstar has a balance due to Sinclair for fees under these arrangements in the amount of $1.1 million and $3.4 million as of September 30, 2013 and December 31, 2012, respectively. Nexstar also has receivables in the amount of $2.2 million and $2.7 million as of September 30, 2013 and December 31, 2012, respectively, for advertising aired on these three stations.

Nexstar had a variable interest in a newly acquired station, KSEE, the NBC affiliate serving the Fresno, California market, as a result of the TBA with the station during the period February 1, 2013 to May 31, 2013. Nexstar had evaluated the business arrangement with KSEE and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated KSEE as of February 1, 2013 under authoritative guidance related to the consolidation of variable interest entities. See Note 3 for additional information.

Nexstar also determined that it has variable interests in the stations included in the proposed acquisition from Citadel Communications, L.P. and its related entities (“Citadel”) (See Note 3) as a result of TBAs effective September 16, 2013. Nexstar has evaluated its arrangements with these stations and determined that it is the primary beneficiary of the variable interests because it has the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has consolidated these stations under authoritative guidance related to the consolidation of variable interest entities as of September 16, 2013.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options. The following table shows the amounts used in computing the Company’s diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average shares outstanding - basic	30,048	28,960	29,706	28,881
Effect of dilutive stock options	1,461	1,743	1,591	1,680
Weighted average shares outstanding - diluted	31,509	30,703	31,297	30,561

No stock options were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2013. Stock options to purchase 308,000 shares and 173,000 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively, because their impact would have been antidilutive.

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

3.	Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements to acquire three television stations in three markets as follows:

Market	Market Rank	Station	Affiliation
Des Moines, IA	72	WOI	ABC
Rock Island, IL	99	WHBF	CBS
Sioux City, IA	147	KCAU	ABC

Under the terms of the purchase agreements, Nexstar will acquire the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash, subject to adjustments for working capital, from Citadel. These acquisitions will allow Nexstar entrance into three new markets. Nexstar made payments of $44.8 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility (See Note 6) and cash on hand. Nexstar began providing programming and sales services to these stations pursuant to TBAs effective September 16, 2013. The remaining purchase price of $22.0 million is expected to be funded by Nexstar through borrowings under its existing credit facility and cash on hand. As of September 30, 2013, this amount is included in the current liabilities of the Condensed Consolidated Balance Sheet. The acquisitions are subject to FCC approval and other customary conditions and Nexstar is projecting them to close in the first quarter of 2014.

During each of the three and nine months ended September 30, 2013, Nexstar incurred acquisition related costs of $0.3 million, which primarily consisted of legal and professional fees. These costs are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

As discussed in Note 2, Nexstar is the primary beneficiary of its variable interests in KCAU, WHBF and WOI. Therefore, Nexstar consolidated these entities into its Condensed Consolidated Financial Statements beginning September 16, 2013. Nexstar is in the process of finalizing the allocation of purchase price to the fair values of assets and liabilities acquired and managed through TBAs. The preliminary estimated fair values of the assets acquired, FCC licenses and real property interests to be acquired and liabilities assumed in the acquisitions are as follows (in thousands):

Broadcast rights	$269
Prepaid expenses and other current assets	254
Property and equipment	12,710
FCC licenses	25,080
Network affiliation agreements	26,500
Other intangible assets	3,292
Goodwill	20,270
Other assets	226
Total assets acquired	88,601
Less: Broadcast rights payable	(269)
Less: Accounts payable and accrued expenses	(467)
Net assets acquired	$87,865

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. Nexstar expects the goodwill and FCC licenses to be deductible for tax purposes. The intangible asset related to the network affiliation agreements to be acquired will be amortized over 15 years. Other intangible assets are expected to be amortized over an estimated weighted average useful life of 11 months.

KCAU/WHBF/WOI’s net revenue of $0.9 million and breakeven from operations for the period September 16, 2013 to September 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

Stainless

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ and WBPN-LP, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). The acquisition will allow Mission entrance into this market. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital to be acquired. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in the first quarter of 2014.

CCA/White Knight

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement (“Stock Purchase Agreement”) to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the Stock Purchase Agreement, Nexstar has agreed to purchase all the outstanding equity of CCA and Mission has agreed to purchase all the outstanding equity of White Knight. Nexstar will acquire 10 television stations, Mission will acquire 7 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. Nexstar will also enter into local service agreements with Mission and Rocky Creek. These acquisitions will allow the Company and Rocky Creek entrance into seven new markets and operate duopolies in four markets. The stations to be acquired are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT KYLE	FOX/MNTV/Estrella FOX/MNTV/Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	94	WGMB WBRL-CD	FOX The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN KLAF-LD	FOX MNTV
Alexandria, LA	179	WNTZ	FOX/MNTV

Mission:
Shreveport, LA	83	KMSS	FOX
Baton Rouge, LA	94	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LD KLPN-LD	FOX FOX MNTV
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

Rocky Creek:
Shreveport, LA	83	KSHV	MNTV
Evansville, IN	104	WEVV	CBS/FOX/MNTV

A deposit of $27.0 million was paid upon signing the agreement funded by a combination of borrowings under Nexstar’s revolving credit facility (See Note 6) and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company is projecting them to close in the fourth quarter of 2013 or the first quarter of 2014.

During the three and nine months ended September 30, 2013, the Company incurred acquisition related costs of $0.2 million and $0.8 million, respectively, which primarily consisted of legal and professional fees. These costs are included in selling, general and administrative expenses in Nexstar’s Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2013, the Company completed the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

Station	Network Affiliation	Market	Date Acquired	Acquired By
KLRT-TV	Fox	Little Rock-Pine Bluff, Arkansas	January 1, 2013	Mission
KASN	The CW	Little Rock-Pine Bluff, Arkansas	January 1, 2013	Mission
KGET	NBC/The CW	Bakersfield, California	February 1, 2013	Nexstar
KKEY-LP	Telemundo	Bakersfield, California	February 1, 2013	Nexstar
KGPE	CBS	Fresno-Visalia, California	February 1, 2013	Nexstar
KSEE	NBC/LATV	Fresno-Visalia, California	February 1, 2013	Nexstar
WFFF	FOX	Burlington-Plattsburgh, Vermont	March 1, 2013	Nexstar
WVNY	ABC	Burlington-Plattsburgh, Vermont	March 1, 2013	Mission

KLRT-TV/KASN

Effective January 1, 2013, Mission acquired the assets of KLRT-TV and KASN from Newport Television LLC (“Newport”) for $59.7 million in cash. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012. The remainder of the purchase price was funded by Mission through the proceeds of $60.0 million term loan under its senior secured credit facility (See Note 6). This acquisition allows Mission entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the nine months ended September 30, 2013.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$2,279
Prepaid expenses and other current assets	71
Property and equipment	11,153
FCC licenses of Mission	16,827
Network affiliation agreements	17,002
Other intangible assets	2,511
Goodwill	12,727
Other assets	7
Total assets acquired	62,577
Less: Broadcast rights payable	(2,492)
Less: Accounts payable and accrued expenses	(386)
Net assets acquired	$59,699

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of one year.

KLRT-TV/KASN’s net revenue of $5.6 million and net income of $2.7 million for the three months ended September 30, 2013 and net revenue of $15.5 million and net income of $7.0 million during the nine months ended September 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

KGET/KKEY-LP/KGPE

Effective February 1, 2013, Nexstar acquired the assets of KGET, KKEY-LP and KGPE from Newport for $35.4 million in cash, funded by cash on hand and includes a $3.5 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar entrance into these markets. The transaction costs relating to this acquisition, including legal and professional fees of $0.2 million were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$72
Prepaid expenses and other current assets	351
Property and equipment	9,343
FCC licenses	14,318
Network affiliation agreements	9,307
Other intangible assets	1,310
Goodwill	1,077
Total assets acquired	35,778
Less: Broadcast rights payable	(72)
Less: Deferred revenue	(57)
Less: Accounts payable and accrued expenses	(196)
Net assets acquired	$35,453

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 10 months.

KGET/KKEY-LP/KGPE’s net revenue of $6.8 million and net income of $0.2 million for the three months ended September 30, 2013 and net revenue of $18.0 million and net income of $0.2 million for the period February 1, 2013 to September 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

KSEE

Effective February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE and an unrelated network affiliation agreement from Granite Broadcasting Corporation (“Granite”) for $26.5 million in cash. Pursuant to the asset purchase agreement, Nexstar made a payment of $20.0 million funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. Nexstar also entered into a TBA for KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval of the asset purchase. On April 17, 2013, Nexstar received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, Nexstar completed the acquisition of the FCC license and certain transmission equipment and paid the remaining purchase price of $6.5 million. Accordingly, the TBA was terminated as of this date. This acquisition allows Nexstar to operate a duopoly in this market. No significant transaction costs were incurred in connection with this acquisition during the nine months ended September 30, 2013.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Prepaid expenses and other current assets	$140
Property and equipment	7,350
FCC licenses	7,385
Network affiliation agreements	7,870
Other intangible assets	107
Goodwill	3,838
Total assets acquired	26,690
Less: Accounts payable and accrued expenses	(194)
Net assets acquired	$26,496

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 5 months.

KSEE’s net revenue of $1.7 million and net income of $1.3 million for the three months ended September 30, 2013 and net revenue of $4.6 million and net income of $3.4 million for the period February 1, 2013 to September 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

WFFF/WVNY

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF and WVNY from Smith Media, LLC (“Smith Media”) for a total consideration of $16.6 million in cash, funded by a combination of Nexstar’s and Mission’s $10.0 million total borrowings from their revolving credit facilities (See Note 6) and cash on hand. The purchase price includes a $0.8 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar and Mission entrance into this market. The transaction costs relating to this acquisition, including legal and professional fees of $0.1 million were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$1,030
Prepaid expenses and other current assets	150
Property and equipment	7,100
FCC licenses	2,797
FCC licenses of Mission	2,797
Network affiliation agreements	2,119
Other intangible assets	439
Goodwill	1,787
Total assets acquired	18,219
Less: Broadcast rights payable	(1,145)
Less: Deferred revenue	(19)
Less: Accounts payable and accrued expenses	(504)
Net assets acquired	$16,551

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 6 months.

WFFF/WVNY’s net revenue of $2.7 million and net income of $0.3 million for the three months ended September 30, 2013 and net revenue of $6.8 million and net income of $1.0 million for the period March 1, 2013 to September 30, 2013 have been included in the accompanying Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Information

The Granite and Smith Media acquisitions are immaterial, both individually and in aggregate, therefore pro forma information has not been provided for these acquisitions.

On December 1, 2012, Nexstar acquired the assets of ten television stations and Inergize Digital Media (“Inergize”) from Newport for $225.5 million in cash (the “2012 Newport Acquisition”). As discussed above, Nexstar and Mission acquired certain television stations from Newport during the nine months ended September 30, 2013 (the “2013 Newport Acquisitions”). As the stations were acquired from the same entity, the Company considered these acquisitions as a single transaction for purposes of assessing materiality and presenting pro forma information. Therefore, the following unaudited pro forma information has been presented as if the 2012 Newport Acquisition and the 2013 Newport Acquisitions had occurred on January 1, 2012, for the three and nine months ended 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$125,792	$120,481	$365,781	$354,281
Income before income taxes	7,667	12,913	21,378	27,071
Net income	3,902	10,295	11,753	19,179
Net income per common share - basic	0.13	0.36	0.40	0.66
Net income per common share - diluted	0.12	0.34	0.38	0.63

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2013			December 31, 2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$442,182	$(285,939)	$156,243	$379,384	$(268,921)	$110,463
Other definite-lived intangible assets	1-15	33,329	(19,524)	13,805	25,670	(13,642)	12,028
Other intangible assets		$475,511	$(305,463)	$170,048	$405,054	$(282,563)	$122,491

During 2013, certain customers terminated their web hosting and other services agreements with Nexstar. Nexstar acquired these contracts through purchase of the assets of Inergize in December 2012 and had a total fair value related to these acquired contracts of $1.4 million at acquisition date. Pursuant to the termination agreements, Nexstar received an aggregate termination fee of $5.5 million, which was included in net revenue in its Condensed Consolidated Statements of Operations during the nine months ended September 30, 2013. As a result of the contract terminations, Nexstar recognized an additional $1.0 million amortization of intangible assets in the accompanying Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2013. As of September 30, 2013, the intangible assets associated with the terminated contracts are fully amortized.

The following table presents the Company’s estimate of amortization expense for the remainder of 2013, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2013 (in thousands):

Remainder of 2013	$8,407
2014	22,940
2015	21,865
2016	16,526
2017	15,736
2018	13,677
Thereafter	70,897
$170,048

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balance as of December 31, 2012	$194,400	$(45,991)	$148,409	$269,617	$(49,421)	$220,196
Acquisitions (See Note 3)	39,699	-	39,699	69,204	-	69,204
Balance as of September 30, 2013	$234,099	$(45,991)	$188,108	$338,821	$(49,421)	$289,400

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As a result of the termination of certain web hosting and other services agreements, Nexstar assessed the recoverability of one of its reporting units as of September 30, 2013 by comparing its estimated fair value with its carrying amount. Based on the results of the step one analysis, it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Therefore, no impairment of goodwill is indicated and Nexstar deemed it not necessary to perform the step two impairment test. We did not identify any other events that would trigger impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Compensation and related taxes	$7,773	$7,282
Sales commissions	2,124	1,919
Employee benefits	1,447	1,147
Property taxes	1,317	653
Other accruals related to operating expenses	10,554	7,121
	$23,215	$18,122

6.	Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Term loans, net of discount of $1,686 and $1,736, respectively	$396,564	$288,264
Revolving loans	55,000	-
8.875% Senior secured second lien notes due 2017, net of discount of $4,640 and $5,622, respectively	309,935	319,378
6.875% Senior unsecured notes due 2020	250,000	250,000
	1,011,499	857,642
Less: current portion	(4,750)	(2,175)
	$1,006,749	$855,467

2013 Transactions

During the nine months ended September 30, 2013, the Company borrowed a net amount of $55.0 million revolving loans under its senior secured credit facilities. In June and September 2013, Nexstar and Mission each paid the contractual maturities under their senior secured credit facilities, for a total payment of $1.8 million.

On January 3, 2013, Mission borrowed $60.0 million in term loans under its senior secured credit facility to fund the acquisition of the assets of KLRT-TV and KASN from Newport (See Note 3).

On June 28, 2013, Nexstar and Mission entered into amendments to each of their senior secured credit facilities. The amendments provided commitments for incremental term loan facilities (“Term Loan A Facilities”) available to Nexstar of $144.0 million and to Mission of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreements. On June 28, 2013, Nexstar received initial proceeds of $50.0 million under its incremental term loan facility. The initial proceeds under Nexstar’s Term Loan A Facility, together with the Company’s net borrowings from its revolving credit facilities during the nine months ended September 30, 2013 were used to partially fund the required deposit to acquire the stock of CCA and White Knight, to fund the remaining purchase price in relation to Nexstar’s purchase of KSEE’s assets, to partially finance the acquisition of the assets of WFFF and WVNY from Smith Media and to partially fund the payments made pursuant to the purchase agreements entered by Nexstar to acquire KCAU, WHBF and WOI (See Note 3 for additional information on station acquisitions).

Nexstar and Mission recorded $0.9 million and $0.2 million, respectively, in legal, professional and underwriting fees related to the Term Loan A Facilities, which were capitalized as debt finance costs, included in other noncurrent assets, net on the Condensed Consolidated Balance Sheet as of September 30, 2013, and are being amortized over their terms.

During September 2013, Nexstar repurchased $10.4 million of the 8.875% Senior Secured Second Lien Notes (“8.875% Notes”) at an average price of 108.2%, plus accrued and unpaid interest, funded by cash on hand. The repurchases resulted in a loss on extinguishment of debt of $1.0 million.

On October 1, 2013, Nexstar completed the sale and issuance of $275.0 million 6.875% Senior Unsecured Notes (the “Additional 6.875% Notes”) at 100.25%, plus accrued interest from May 15, 2013. The Additional 6.875% Notes will mature on November 15, 2020 and interest is payable semiannually in arrears on May 15 and November 15 of each year. The Additional 6.875% Notes are guaranteed by Nexstar Broadcasting, Inc., a wholly-owned, indirect subsidiary of Nexstar, (“Nexstar Broadcasting”) and Mission and certain of the Company’s future 100% owned subsidiaries, subject to certain customary release provisions. The Additional 6.875% Notes have the same terms as, and are to be treated as a single class with Nexstar’s $250.0 million 6.875% Senior Unsecured Notes that were issued on November 9, 2012 (the “6.875% Notes”).

On October 1, 2013, Nexstar and Mission entered into amendments to each of their senior secured credit facilities. The amendments provided for incremental term loan facilities (“Term Loan B-2 Facilities”) to Nexstar of $25.0 million and to Mission of $125.0 million and amended revolving credit facilities available to Nexstar of $75.0 million and to Mission of $30.0 million. The principal amounts under the Term Loan B-2 Facilities are reduced by quarterly payments of 0.25% beginning December 31, 2013. The remainder of the principal is due in full at maturity on October 1, 2020.

The Company expects to use the net proceeds from the Additional 6.875% Notes and Term Loan B-2 Facilities to repurchase the outstanding principal balance of the 8.875% Notes, to partially fund the Company’s acquisition of five television stations in four markets from Citadel and Stainless (See Note 3), to pay for related fees and expenses and for general corporate purposes. On October 1, 2013, Nexstar and Mission repurchased $292.7 million of the outstanding principal balance of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The repurchase resulted in a loss on extinguishment of debt of $31.3 million. The tender offer expired on October 15, 2013 and the Company issued a notice of redemption to the holders of the remaining principal balance of $21.9 million at a redemption price as defined in the indenture, plus accrued and unpaid interest, to redeem such outstanding amount on November 16, 2013.

Nexstar and Mission recorded $0.8 million and $0.1 million, respectively, in legal, professional and underwriting fees related to the Additional 6.875% Notes and Term Loan B-2 Facilities, which were capitalized as debt finance costs, included in other noncurrent assets, net on the Condensed Consolidated Balance Sheet as of September 30, 2013.

Unused Commitments and Borrowing Availability

The Company had $45.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2013. The Company also had $184.0 million of unused Term Loan A Facilities commitment under its amended senior secured credit facilities, all of which was available for borrowing as of September 30, 2013, upon the close of the CCA and White Knight acquisitions. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar Broadcasting, a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.25 to 1.00 at September 30, 2013, (2) a maximum consolidated first lien indebtedness ratio of 3.50 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of September 30, 2013, the Company was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

Nexstar and Mission’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar guarantee full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar senior secured credit facility and the senior unsecured notes issued by Nexstar.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$396,564	$392,527	$288,264	$293,187
Revolving loans(1)	55,000	56,714	-	-
8.875% Senior secured second lien notes(2)	309,935	342,462	319,378	359,125
6.875% Senior unsecured notes(2)	250,000	255,470	250,000	258,750
_________________________
(1)
The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Nexstar and Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

(2)
The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities.

7.	Common Stock

In February 2013, Nexstar’s principal stockholder, ABRY Partners, LLC (“ABRY”) converted a total of 3,450,000 shares of Class B common stock into an equal number of Class A common stock, which was sold in an offering completed on February 12, 2013. In May 2013, Nexstar’s Class B common stockholders converted all of the 4,252,471 outstanding Class B common stock into an equal number of Class A common stock, of which 3,865,384 shares were held by ABRY. ABRY sold 3,500,000 shares of its Class A common stock holding in an offering that was completed on May 7, 2013. In addition, Nexstar repurchased and held in treasury the remaining 365,384 shares of Class A common stock from ABRY for a total of $8.4 million. As a result of these transactions, no Class B common stock is outstanding and ABRY no longer holds an ownership interest in Nexstar. During the quarter ended June 30, 2013, Nexstar utilized all of the 365,384 shares held in treasury in connection with stock option exercises.

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

As of September 30, 2013, $0.7 million of this liability was included in other current liabilities and $3.0 million was included in other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet. The Company recognized $0.2 million of these incentives as a reduction in selling, general and administrative expense for each of the three months ended September 30, 2013 and 2012 and $0.6 million for each of the nine months then ended.

9.	Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2013 was 45.3%, which consists of federal and state income taxes. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLs”) and other deferred tax assets, and the Company’s provision for income taxes was primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. In the fourth quarter of 2012, the Company released the full amount of its valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

The Company’s deferred tax assets primarily result from federal and state NOLs. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. On May 7, 2013, ABRY sold 3,865,384 shares of common stock and it no longer has any ownership interest in Nexstar. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. The sale of common stock by ABRY is not expected to impact Mission. The Company expects to be able to utilize its existing NOLs prior to their expiration. Nexstar’s estimated annual Section 382 limitation following the ownership change is $53.0 million for 2013, $91.0 million for each of 2014-2017, $50.0 million for 2018 and $21.0 million annually thereafter.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also sought comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit. The Company cannot predict what rules the FCC will adopt in these proceedings or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments were filed in March 2013. A reallocation of television spectrum for wireless broadband use would involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

Operating Leases

During the first quarter of 2013, the Company corrected its other noncurrent liabilities, other noncurrent liabilities of Mission and beginning accumulated deficit as of the earliest period being presented by an increase of $0.4 million, $0.3 million and $0.7 million, respectively, for an error in deferred rent from tower leases recorded during a 2003 acquisition. If this error had been corrected prior to the earliest period presented, net income would not have been significantly impacted for the three and nine months ended September 30, 2013 and 2012. Management evaluated this error considering both qualitative and quantitative factors and considered its impact in relation to the three and nine months ended September 30, 2013, when it was corrected, as well as the period in which it originated and believes that the adjustment was not material to any previous annual or quarterly period.

Guarantee of Mission Debt

Nexstar guarantee full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of September 30, 2013, Mission had a maximum commitment of $228.5 million under its senior secured credit facility, of which $103.5 million of debt was outstanding.

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

12.	Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and its consolidated VIE. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). Nexstar owns, directly and indirectly, 100% of two subsidiaries, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting. The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information (not including the results of Mission). The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

Nexstar Broadcasting has the following notes outstanding (See Note 6):

(a)
6.875% Notes. The 6.875% Notes are issued by Nexstar Broadcasting and fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

(b)
8.875% Notes. The 8.875% Notes are co-issued by Nexstar Broadcasting and Mission, jointly and severally, and fully and unconditionally guaranteed by Nexstar and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions. The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes in 2010 were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting. As the obligations under the 8.875% Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in their separate financial statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuers are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the contractual relationships between the entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$22,577	$2,042	$-	$-	$24,619
Due from Nexstar Broadcasting	-	-	14,233	-	(14,233)	-
Other current assets	-	115,620	9,078	-	-	124,698
Total current assets	-	138,197	25,353	-	(14,233)	149,317
Amounts due from subsidiary eliminated upon consolidation	12,395	-	-	-	(12,395)	-
Amounts due from parents eliminated upon consolidation	-	2,845	-	-	(2,845)	-
Property and equipment, net	-	191,515	27,748	-	-	219,263
Goodwill	-	155,619	32,489	-	-	188,108
FCC licenses	-	247,837	41,563	-	-	289,400
Other intangible assets, net	-	144,733	25,315	-	-	170,048
Other noncurrent assets	-	97,726	34,126	-	-	131,852
Total assets	$12,395	$978,472	$186,594	$-	$(29,473)	$1,147,988

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
Current portion of debt	$-	$3,710	$1,040	$-	$-	$4,750
Due to Mission	-	14,233	-	-	(14,233)	-
Other current liabilities	-	89,431	17,564	-	(12,795)	94,200
Total current liabilities	-	107,374	18,604	-	(27,028)	98,950
Debt	-	904,777	411,907	-	(309,935)	1,006,749
Deficiencies in subsidiaries eliminated upon consolidation	71,226	-	-	55,984	(127,210)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	22,305	8,627	2	-	30,931
Total liabilities	71,223	1,034,456	439,138	71,226	(479,413)	1,136,630
Stockholders' equity (deficit):
Common stock	304	-	-	-	-	304
Other stockholders' equity (deficit)	(59,132)	(55,984)	(252,544)	(71,226)	449,940	11,054
Total stockholders' equity (deficit)	(58,828)	(55,984)	(252,544)	(71,226)	449,940	11,358
Total liabilities and
stockholders' equity (deficit)	$12,395	$978,472	$186,594	$-	$(29,473)	$1,147,988

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$68,681	$318	$-	$-	$68,999
Due from Nexstar Broadcasting	-	-	512	-	(512)	-
Other current assets	-	88,700	5,627	-	-	94,327
Total current assets	-	157,381	6,457	-	(512)	163,326
Amounts due from subsidiary eliminated upon consolidation	13,943	-	-	-	(13,943)	-
Amounts due from parents eliminated upon consolidation	-	1,297	-	-	(1,297)	-
Property and equipment, net	-	158,644	21,518	-	-	180,162
Goodwill	-	129,679	18,730	-	-	148,409
FCC licenses	-	198,257	21,939	-	-	220,196
Other intangible assets, net	-	112,296	10,195	-	-	122,491
Other noncurrent assets	-	70,689	40,542	-	-	111,231
Total assets	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
Current portion of debt	$-	$1,845	$330	$-	$-	$2,175
Due to Mission	-	512	-	-	(512)	-
Other current liabilities	-	52,372	9,463	-	(6,007)	55,828
Total current liabilities	-	54,729	9,793	-	(6,519)	58,003
Debt	-	812,315	362,531	-	(319,379)	855,467
Deficiencies in subsidiaries eliminated upon consolidation	76,322	-	-	61,080	(137,402)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	22,279	7,828	2	-	30,106
Total liabilities	76,319	889,323	380,152	76,322	(478,540)	943,576
Stockholders' equity (deficit):
Common stock	294	-	-	-	-	294
Other stockholders' equity (deficit)	(62,670)	(61,080)	(260,771)	(76,322)	462,788	1,945
Total stockholders' equity (deficit)	(62,376)	(61,080)	(260,771)	(76,322)	462,788	2,239
Total liabilities and
stockholders' equity (deficit)	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$118,214	$7,578	$-	$-	$125,792
Revenue between consolidated entities	-	2,445	9,581	-	(12,026)	-
Net revenue	-	120,659	17,159	-	(12,026)	125,792
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	33,519	3,751	-	-	37,270
Selling, general, and administrative expenses, excluding depreciation and amortization	-	36,882	705	-	-	37,587
Local service agreement fees between consolidated entities	-	9,581	2,445	-	(12,026)	-
Amortization of broadcast rights	-	7,459	1,729	-	-	9,188
Amortization of intangible assets	-	6,246	1,750	-	-	7,996
Depreciation	-	7,748	850	-	-	8,598
Total operating expenses	-	101,435	11,230	-	(12,026)	100,639
Income from operations	-	19,224	5,929	-	-	25,153
Interest expense, net	-	(12,447)	(4,453)	-	-	(16,900)
Loss on extinguishment of debt	-	(1,048)	-	-	-	(1,048)
Other expense	-	(84)	-	-	-	(84)
Equity in income of subsidiaries	2,871	-	-	2,871	(5,742)	-
Income before income taxes	2,871	5,645	1,476	2,871	(5,742)	7,121
Income tax expense	-	(2,774)	(752)	-	-	(3,526)
Net income	$2,871	$2,871	$724	$2,871	$(5,742)	$3,595

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$85,245	$4,707	$-	$-	$89,952
Revenue between consolidated entities	-	1,935	8,012	-	(9,947)	-
Net revenue	-	87,180	12,719	-	(9,947)	89,952
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	20,117	1,833	-	-	21,950
Selling, general, and administrative expenses, excluding depreciation and amortization	-	26,712	794	-	-	27,506
Local service agreement fees between consolidated entities	-	8,012	1,935	-	(9,947)	-
Amortization of broadcast rights	-	4,464	1,099	-	-	5,563
Amortization of intangible assets	-	4,210	1,270	-	-	5,480
Depreciation	-	5,195	701	-	-	5,896
Total operating expenses	-	68,710	7,632	-	(9,947)	66,395
Income from operations	-	18,470	5,087	-	-	23,557
Interest expense, net	-	(8,688)	(3,750)	-	-	(12,438)
Equity in income of subsidiaries	8,562	-	-	8,562	(17,124)	-
Income before income taxes	8,562	9,782	1,337	8,562	(17,124)	11,119
Income tax expense	-	(1,220)	(338)	-	-	(1,558)
Net income	$8,562	$8,562	$999	$8,562	$(17,124)	$9,561

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$342,326	$21,882	$-	$-	$364,208
Revenue between consolidated entities	-	7,295	28,885	-	(36,180)	-
Net revenue	-	349,621	50,767	-	(36,180)	364,208
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	97,079	10,756	-	-	107,835
Selling, general, and administrative expenses, excluding depreciation and amortization	-	108,386	2,266	-	-	110,652
Local service agreement fees between consolidated entities	-	28,885	7,295	-	(36,180)	-
Amortization of broadcast rights	-	22,046	4,821	-	-	26,867
Amortization of intangible assets	-	17,414	5,486	-	-	22,900
Depreciation	-	22,020	2,771	-	-	24,791
Total operating expenses	-	295,830	33,395	-	(36,180)	293,045
Income from operations	-	53,791	17,372	-	-	71,163
Interest expense, net	-	(36,916)	(13,436)	-	-	(50,352)
Loss on extinguishment of debt	-	(1,048)	-	-	-	(1,048)
Other expense	-	(252)	-	-	-	(252)
Equity in income of subsidiaries	8,443	-	-	8,443	(16,886)	-
Income before income taxes	8,443	15,575	3,936	8,443	(16,886)	19,511
Income tax expense	-	(7,132)	(1,712)	-	-	(8,844)
Net income	$8,443	$8,443	$2,224	$8,443	$(16,886)	$10,667

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$248,521	$13,937	$-	$-	$262,458
Revenue between consolidated entities	-	5,805	23,304	-	(29,109)	-
Net revenue	-	254,326	37,241	-	(29,109)	262,458
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	60,583	5,347	-	-	65,930
Selling, general, and administrative expenses, excluding depreciation and amortization	-	79,705	2,041	-	-	81,746
Local service agreement fees between consolidated entities	-	23,304	5,805		(29,109)	-
Amortization of broadcast rights	-	13,089	3,214	-	-	16,303
Amortization of intangible assets	-	12,784	3,811	-	-	16,595
Depreciation	-	15,217	2,142	-	-	17,359
Total operating expenses	-	204,682	22,360	-	(29,109)	197,933
Income from operations	-	49,644	14,881	-	-	64,525
Interest expense, net	-	(26,715)	(11,206)	-	-	(37,921)
Loss on extinguishment of debt	-	(497)	-	-	-	(497)
Equity in income of subsidiaries	18,705	-	-	18,705	(37,410)	-
Income before income taxes	18,705	22,432	3,675	18,705	(37,410)	26,107
Income tax expense	-	(3,727)	(985)	-	-	(4,712)
Net income	$18,705	$18,705	$2,690	$18,705	$(37,410)	$21,395

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$43,554	$(743)	$-	$2,917	$45,728

Cash flows from investing activities:
Purchases of property and equipment	-	(16,826)	(81)	-	-	(16,907)
Deposits and payments for acquisitions	-	(161,321)	(59,509)	-	-	(220,830)
Other investing activities	-	51	2,917	-	(2,917)	51
Net cash used in investing activities	-	(178,096)	(56,673)	-	(2,917)	(237,686)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	158,875	65,000	-	-	223,875
Repayments of long-term debt	-	(65,393)	(5,520)	-	-	(70,913)
Common stock dividends paid	(10,654)	-	-	-	-	(10,654)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	12,914	(12,914)	-	-	-	-
Other financing activities	6,162	7,870	(340)	-	-	13,692
Net cash provided by financing activities	-	88,438	59,140	-	-	147,578
Net (decrease) increase in cash and cash equivalents	-	(46,104)	1,724	-	-	(44,380)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$22,577	$2,042	$-	$-	$24,619

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$66,973	$1,756	$-	$-	$68,729

Cash flows from investing activities:
Purchases of property and equipment	-	(10,858)	(166)	-	-	(11,024)
Escrow payments on station acquisitions	-	(22,554)	(6,000)	-	-	(28,554)
Other investing activities	-	39	-	-	-	39
Net cash used in investing activities	-	(33,373)	(6,166)	-	-	(39,539)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	66,500	4,000	-	-	70,500
Repayments of long-term debt	-	(94,742)	(993)	-	-	(95,735)
Inter-company payments	(1,007)	1,007	-	-	-	-
Other financing activities	1,007	(212)	(60)	-	-	735
Net cash (used in) provided by financing activities	-	(27,447)	2,947	-	-	(24,500)
Net increase (decrease) in cash and cash equivalents	-	6,153	(1,463)	-	-	4,690
Cash and cash equivalents at beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at end of period	$-	$11,801	$435	$-	$-	$12,236

13.	Subsequent Events

In October 2013, Nexstar completed the sale and issuance of the Additional 6.875% Notes. In addition, Nexstar and Mission entered into amendments to each of their senior secured credit facilities which provided Term Loan B-2 Facilities and amended revolving credit facilities. The Company utilized a portion of the proceeds of the Additional 6.875% Notes and the Term Loan B-2 Facilities to repurchase a majority of the 8.875% Notes and to repay Nexstar’s outstanding revolving loans. The Company also issued a notice of redemption to redeem the remaining balance of the 8.875% Notes in November 2013. See Note 6 for additional information.

On October 25, 2013, Nexstar’s Board of Directors declared a quarterly dividend of $0.12 per share of its Class A common stock. The dividend is payable on December 2, 2013 to shareholders of record on November 15, 2013.

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $87.5 million in cash, subject to adjustments for working capital to be acquired. Simultaneous with this acquisition, Nexstar entered into a purchase agreement with Mission pursuant to which Mission will acquire one of Grant’s television stations from Nexstar and, upon consummation, enter into local service agreements with Nexstar. The acquisition will allow the Company entrance into 3 new markets: Roanoke, Virginia, Huntsville, Alabama and LaCrosse, Wisconsin, and, along with Citadel acquisition, will create a duopoly for the Company in the Quad Cities, Iowa market. A deposit of $8.5 million was paid upon signing the stock purchase agreement funded by cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisition is subject to FCC approval and other customary conditions and the Company is projecting it to close in the first quarter of 2014.

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

Executive Summary

2013 Highlights

•
Net revenue during the third quarter of 2013 increased by $35.8 million, or 39.8% compared to the same period in 2012. The increase in net revenue was primarily due to our December 2012 acquisition of ten television stations and Inergize Digital Media (“Inergize”) from Newport Television, LLC (“Newport”) and an additional eight television stations acquired by the Company during the nine months ended September 30, 2013.

•
On November 6, 2013, we entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of seven television stations in four markets, for $87.5 million in cash, subject to adjustments for working capital to be acquired. Simultaneous with this acquisition, we entered into a purchase agreement with Mission pursuant to which Mission will acquire one of Grant’s television stations and enter into local service agreements with us. A deposit of $8.5 million was paid upon signing the stock purchase agreement funded by our cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under our and Mission’s existing credit facilities and future credit market transactions. We project the acquisition to close in the first quarter of 2014.

•
On October 1, 2013, we issued $275.0 million of Additional 6.875% Notes at 100.25%. The Additional 6.875% Notes will mature on November 15, 2020 and interest is payable semiannually in arrears on May 15 and November 15 of each year.

•
On October 1, 2013, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments provided for incremental term loan facilities (“Term Loan B-2 Facilities”) to us of $25.0 million and to Mission of $125.0 million and amended revolving credit facilities available to us of $75.0 million and to Mission of $30.0 million. The principal amounts under the Term Loan B-2 Facilities are reduced by quarterly payments of 0.25% beginning December 31, 2013. The remainder of the principal is due in full at maturity on October 1, 2020.

•
We and Mission expect to use the proceeds from the Additional 6.875% Notes and Term Loan B-2 Facilities to repurchase the outstanding principal balance of the 8.875% Notes, to partially fund the Company’s acquisition of five television stations in four markets from Citadel and Stainless Broadcasting, L.P. (“Stainless”), to pay for related fees and expenses and for general corporate purposes. On October 1, 2013, we and Mission repurchased $292.7 million of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer. The repurchase resulted in a loss on extinguishment of debt of $31.3 million. We and Mission issued a notice of redemption to the holders of the remaining principal balance of $21.9 million at a redemption price as defined in the indenture, plus accrued and unpaid interest, to redeem such outstanding amount on November 16, 2013.

•
On September 16, 2013, we entered into definitive agreements to acquire three television stations in three markets. Under the terms of the purchase agreements, we will acquire the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash, subject to adjustments for working capital, from Citadel Communications, L.P. and its related entities (“Citadel”). We made payments of $44.8 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under our revolving credit facility and cash on hand. We began providing programming and sales services to these stations pursuant to time brokerage agreements effective September 16, 2013. We expect to fund the $22.0 million remaining purchase price on these acquisitions through borrowings under our existing credit facility and cash on hand. The acquisitions are subject to FCC approval and other customary conditions and we project them to close in the first quarter of 2014.

•
On September 13, 2013, Mission entered into a definitive agreement to acquire two television stations in the Binghamton, New York market, from Stainless. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital to be acquired. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in the first quarter of 2014.

•
During the nine months ended September 30, 2013, our Board of Directors declared quarterly dividends of $0.12 per share of Nexstar’s common stock. Total payments for dividends during the nine months ended September 30, 2013 were $10.7 million.

•
On June 28, 2013, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments provided commitments for incremental term loan facilities (“Term Loan A Facilities”) available to us of $144.0 million and to Mission of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, pursuant to the terms of the amended credit agreements. On June 28, 2013, we received initial proceeds of $50.0 million under our incremental term loan facility, which was used to repay outstanding revolving loans of $27.0 million in June 2013 and $22.0 million in July 2013.

•
On April 24, 2013, we and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. A deposit of $27.0 million was paid upon signing the agreement which was funded by a combination of borrowings under our revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. We project the acquisitions to close in the fourth quarter of 2013 or the first quarter of 2014.

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

•
Effective January 1, 2013, Mission acquired the assets of KLRT-TV, the FOX affiliate and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for $59.7 million, funded by Mission’s $60.0 million term loan under its senior secured credit facility.

Overview of Operations

As of September 30, 2013, we owned, operated, programmed or provided sales and other services to 75 television stations and 19 digital multicast channels, including those owned by Mission, in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. The stations are affiliates of NBC (16 stations), CBS (13 stations), ABC (19 stations), FOX (14 stations), MyNetworkTV (5 stations and 2 digital multicast channels), The CW (6 stations and 2 digital multicast channels), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), Telemundo (one station), LATV (one digital multicast channel), LiveWell (3 digital multicast channels) and one independent station. Through various local service agreements, we provided sales, programming and other services to 25 stations and 7 digital multicast channels owned and/or operated by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, we have an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2023) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2013 is not an election or Olympic year, we expect less advertising revenue to be reported in 2013 compared to 2012 on our legacy stations.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$63,605	49.0	$44,743	47.3	$190,270	50.6	$137,535	50.2
National	28,646	22.1	19,308	20.4	80,596	21.4	55,543	20.3
Political	1,030	0.8	10,153	10.7	3,615	1.0	18,929	6.9
Retransmission compensation	25,586	19.7	15,102	16.0	74,304	19.8	44,881	16.3
Digital media revenue	10,058	7.6	4,482	4.7	24,223	6.4	13,041	4.8
Network compensation	135	0.1	191	0.2	498	0.1	585	0.2
Management fee	-	-	-	-	-	-	1,961	0.7
Other	851	0.7	528	0.7	2,712	0.7	1,760	0.6
Total gross revenue	129,911	100.0	94,507	100.0	376,218	100.0	274,235	100.0
Less: Agency commissions	(12,009)	(9.2)	(9,661)	(10.2)	(35,192)	(9.4)	(27,344)	(10.0)
Net broadcast revenue	117,902	90.8	84,846	89.8	341,026	90.6	246,891	90.0
Trade and barter revenue	7,890		5,106		23,182		15,567
Net revenue	$125,792		$89,952		$364,208		$262,458

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$125,792	100.0	$89,952	100.0	$364,208	100.0	$262,458	100.0
Operating expenses:
Corporate expenses	6,682	5.3	5,891	6.5	20,294	5.6	16,424	6.2
Station direct operating expenses, net of trade	35,557	28.3	20,536	22.8	102,556	28.2	61,047	23.3
Selling, general and administrative expenses	30,905	24.6	21,615	24.0	90,358	24.8	65,322	24.9
Trade and barter expense	7,636	6.1	4,661	5.2	22,601	6.2	14,697	5.6
Depreciation	8,598	6.8	5,896	6.6	24,791	6.8	17,359	6.6
Amortization of intangible assets	7,996	6.4	5,480	6.1	22,900	6.3	16,595	6.3
Amortization of broadcast rights, excluding barter	3,265	2.6	2,316	2.6	9,545	2.6	6,489	2.5
Income from operations	$25,153		$23,557		$71,163		$64,525

 Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Gross local advertising revenue was $63.6 million for the three months ended September 30, 2013, compared to $44.7 million for the same period in 2012, an increase of $18.9 million, or 42.2%. Gross national advertising revenue was $28.6 million for the three months ended September 30, 2013, compared to $19.3 million for the same period in 2012, an increase of $9.3 million, or 48.4%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from the Company’s newly acquired stations, net of station disposal, of $29.4 million. Our legacy stations’ local and national advertising revenue declined from three months ended September 30, 2012, which included $5.4 million of revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automotive, represented 26.0% of our legacy stations’ local and national advertising revenue during each of the three months ended September 30, 2013 and 2012. Overall, this category decreased by 1.2% for our legacy stations. The other categories representing our top five for our legacy stations were paid programming, which decreased 10.4%, fast food/restaurants, which decreased 1.3%, radio/TV/cable/newspapers, which increased 46.1% and furniture, which decreased 2.8%.

Gross political advertising revenue was $1.0 million for the three months ended September 30, 2013, compared to $10.1 million for the same period in 2012, a decrease of $9.1 million, or 89.9%, as expected, due to 2013 not being an election year.

Retransmission compensation was $25.6 million for the three months ended September 30, 2013, compared to $15.1 million for the same period in 2012, an increase of $10.5 million, or 69.4%. The increase in retransmission compensation was primarily attributable to the $8.6 million incremental revenue from the Company’s newly acquired stations, net of station disposal, and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

Digital media revenue, representing web-based advertising revenue generated at our stations and Inergize, was $10.1 million for the three months ended September 30, 2013, compared to $4.5 million for the same period in 2012, or an increase of $5.6 million. The increase is primarily attributable to the $5.5 million incremental revenue from our newly acquired stations and Inergize, net of station disposal, including nonrecurring customer contract termination fees of $4.3 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our and Mission’s stations, were $6.7 million for the three months ended September 30, 2013, compared to $5.9 million for the same period in 2012, an increase of $0.8 million, or 13.4%. This is primarily attributable to an increase in stock-based compensation expense of $0.3 million due to stock option grants during the third quarter of 2012 and an increase in bonus expense of $0.3 million related to higher revenue.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $66.5 million for the three months ended September 30, 2013, compared to $42.1 million for the same period in 2012, an increase of $24.3 million, or 57.7%. The increase was primarily due to expenses of the Company’s newly acquired stations, net of station disposal, of $20.5 million and an increase in programming costs of our legacy stations of $2.8 million primarily related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Amortization of broadcast rights, excluding barter was $3.3 million for the three months ended September 30, 2013, compared to $2.3 million for the same period in 2012, an increase of $0.9 million, or 41.0%, of which $1.3 million is attributable to the Company’s newly acquired stations, net of station disposal. This increase was partially offset by changes in the programming mix of our legacy stations.

Amortization of intangible assets was $8.0 million for the three months ended September 30, 2013, compared to $5.5 million for the same period in 2012, an increase of $2.5 million, or 45.9%. The increase was primarily attributable to incremental amortization of intangible assets from the Company’s newly acquired stations of $2.8 million and an additional $1.0 million amortization of intangible assets associated with certain customer contract terminations. These increases were partially offset by a $1.3 million decrease from certain of our legacy stations upon reaching full amortization of other intangible assets.

Depreciation of property and equipment was $8.6 million for the three months ended September 30, 2013, compared to $5.9 million for the same period in 2012, an increase of $2.7 million, or 45.8%, primarily due to the incremental depreciation of fixed assets from the Company’s newly acquired stations.

Interest Expense

Interest expense, net was $16.9 million for the three months ended September 30, 2013, compared to $12.4 million for the same period in 2012, an increase of $4.5 million, or 35.9%. The increase was primarily attributable to our and Mission’s borrowings during the fourth quarter of 2012 and during 2013 to fund the acquisition of stations. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities that we and Mission completed during the fourth quarter of 2012 as well as lower interest rates on borrowings during 2013.

Income Taxes

Income tax expense was $3.5 million for the three months ended September 30, 2013, compared to $1.6 million for the same period in 2012, an increase of $2.0 million. The effective tax rate for the three months ended September 30, 2013 was 49.5%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLs”) and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Gross local advertising revenue was $190.3 million for the nine months ended September 30, 2013, compared to $137.5 million for the same period in 2012, an increase of $52.7 million, or 38.3%. Gross national advertising revenue was $80.6 million for the nine months ended September 30, 2013, compared to $55.5 million for the same period in 2012, an increase of $25.1 million, or 45.1%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from the Company’s newly acquired stations, net of station disposal, of $83.1 million. Our legacy stations’ local and national advertising revenue declined from nine months ended September 30, 2012, which included $5.5 million of revenues from the Olympics on our NBC affiliate stations. Our largest advertiser category, automotive, represented 24.6% and 23.8% of our legacy stations’ local and national advertising revenue for the nine months ended September 30, 2013 and 2012, respectively. Overall, this category increased by 0.6% for our legacy stations. The other categories representing our top five for our legacy stations were paid programming, which decreased 11.8%, fast food/restaurants, which decreased 6.8%, furniture, which increased 1.6% and radio/TV/cable/newspapers, which increased 14.0%.

Gross political advertising revenue was $3.6 million for the nine months ended September 30, 2013, compared to $18.9 million for the same period in 2012, a decrease of $15.3 million, or 80.9%, as expected, due to 2013 not being an election year.

Retransmission compensation was $74.3 million for the nine months ended September 30, 2013, compared to $44.9 million for the same period in 2012, an increase of $29.4 million, or 65.6%. The increase in retransmission compensation was primarily attributable to the $23.3 million incremental revenue from the Company’s newly acquired stations, net of station disposal, and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

Digital media revenue, representing web-based advertising revenue generated at our stations and Inergize, was $24.2 million for the nine months ended September 30, 2013, compared to $13.0 million for the same period in 2012, an increase of $11.2 million or 85.7%. The increase is primarily attributable to the $10.7 million incremental revenue from our newly acquired stations and Inergize, net of station disposal, including nonrecurring customer contract termination fees of $5.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $20.3 million for the nine months ended September 30, 2013, compared to $16.4 million for the same period in 2012, an increase of $3.9 million, or 23.6%. This was primarily due to an increase in legal and professional fees of $1.8 million associated with our and Mission’s acquisition of television stations, post-closing activities relative to senior secured credit facilities, exchange offer on our 6.875% Notes, tender offer of our 8.875% Notes and capital market activities, an increase in stock-based compensation expense of $0.9 million due to stock option grants during the third quarter of 2012 and an increase in bonus expense related to higher revenue of $0.9 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $192.9 million for the nine months ended September 30, 2013, compared to $126.4 million for the same period in 2012, an increase of $66.5 million, or 52.7%. The increase was primarily due to expenses of the Company’s newly acquired stations, net of station disposal, of $56.8 million and an increase in programming costs of our legacy stations of $7.5 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will to continue to increase over the next several years.

Amortization of broadcast rights, excluding barter was $9.5 million for the nine months ended September 30, 2013, compared to $6.5 million for the same period in 2012, an increase of $3.1 million, or 47.1%, of which $4.5 million is attributable to the Company’s newly acquired stations. This increase was partially offset by changes in the programming mix of our legacy stations.

Amortization of intangible assets was $22.9 million for the nine months ended September 30, 2013, compared to $16.6 million for the same period in 2012, an increase of $6.3 million, or 38.0%. The increase was primarily attributable to incremental amortization of intangible assets from the Company’s newly acquired stations of $8.6 million and an additional $1.0 million amortization of intangible assets associated with certain customer contract terminations. These increases were partially offset by a $3.4 million decrease from certain of our legacy stations upon reaching full amortization of other intangible assets.

Depreciation of property and equipment was $24.8 million for the nine months ended September 30, 2013, compared to $17.4 million for the same period in 2012, an increase of $7.4 million, or 42.8%, primarily due to the incremental depreciation of fixed assets from the Company’s newly acquired stations.

Interest Expense

Interest expense, net was $50.4 million for the nine months ended September 30, 2013, compared to $37.9 million for the same period in 2012, an increase of $12.4 million, or 32.8%. The increase was primarily attributable to our and Mission’s borrowings during the fourth quarter of 2012 and during 2013 to fund the acquisition of stations and for general corporate purposes. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities that we and Mission completed during the fourth quarter of 2012 as well as lower interest rates on borrowings during 2013.

Income Taxes

Income tax expense was $8.8 million for the nine months ended September 30, 2013, compared to $4.7 million for the same period in 2012, an increase of $4.1 million, or 87.7%. The effective tax rate for the nine months ended September 30, 2013 was 45.3%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for NOLs and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$45,728	$68,729
Net cash used in investing activities	(237,686)	(39,539)
Net cash provided by (used in) financing activities	147,578	(24,500)
Net (decrease) increase in cash and cash equivalents	$(44,380)	$4,690
Cash paid for interest	$36,901	$32,693
Cash paid for income taxes, net	$2,143	$522

	As of	As of
	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$24,619	$68,999
Long-term debt including current portion	1,011,499	857,642
Unused incremental term loan commitments under senior secured credit facilities	184,000	-
Unused revolving loan commitments under senior secured credit facilities(1)	45,000	100,000
_________________________
(1)
Based on covenant calculations, as of September 30, 2013, all of the $45.0 million unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $23.0 million during the nine months ended September 30, 2013 compared to the same period in 2012. This was primarily due to a $30.8 million use of cash resulting from the timing of collections of accounts receivable, the impact of the excess tax benefit from stock option exercises of $9.8 million, an increase in cash paid for interest of $4.2 million, an increase in payments for broadcast rights of $4.4 million, an increase in payments for income taxes of $1.6 million and $0.9 million premium paid on partial repurchase of the 8.875% Notes. These decreases were partially offset by an increase in net revenue of $101.8 million less an increase in corporate expenses, station direct operating expenses and selling, general and administrative expenses of $70.4 million and a $4.8 million source of cash from the timing of payment to vendors.

Cash paid for interest increased by $4.2 million during the nine months ended September 30, 2013 compared to the same period in 2012. The increase was due to the $8.9 million cash interest paid on our 6.875% Notes, an increase in cash interest paid on our and Mission’s senior secured credit facilities of $6.1 million due to higher amounts of term loans and revolving loans outstanding during the nine months ended September 30, 2013 compared to the same period in 2012 and an increase in cash interest paid on the 8.875% Notes of $0.4 million. These increases were partially offset by an $11.3 million decrease in cash paid for interest on our 7% Senior subordinated Notes (“7% Notes”) and 7% Senior subordinated PIK Notes (“7% PIK Notes”) that were retired in the fourth quarter of 2012.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $198.1 million during the nine months ended September 30, 2013 compared to the same period in 2012. We and Mission made total payments of $193.8 million during the nine months ended September 30, 2013 to acquire the assets of eight television stations in four markets from various sellers and to enter into agreements to acquire three television stations in three markets from Citadel and two stations in one market from Stainless. We also paid a $27.0 million deposit upon signing the stock purchase agreement we and Mission entered into with CCA and White Knight. In 2012, we paid a $28.6 million deposit to acquire twelve television stations in eight markets and Inergize from Newport. Capital expenditures were $16.9 million during the nine months of 2013 compared to $11.0 million for the same period in 2012.

Cash Flows – Financing Activities

Net cash flows provided by financing activities were $147.6 million during the nine months ended September 30, 2013 compared to the net cash used in financing activities of $24.5 million for the same period in 2012. In 2013, we and Mission borrowed a total of $223.9 million in additional term loans and revolving loans under our and Mission’s senior secured credit facilities to partially finance acquisitions, to partially fund the required deposit to acquire the stock of CCA and White Knight and for general corporate purposes. We also received $6.2 million proceeds from stock option exercises and recognized a cash inflow of $9.8 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of $60.8 million outstanding obligations under our and Mission’s senior secured facilities, partial repurchase of the 8.875% Notes of $10.2 million, quarterly dividend payments to our Class A and Class B stockholders of $10.7 million, purchase of treasury stock for $8.4 million and payments for debt financing costs of $2.2 million. In 2012, we completed a partial redemption of $34.0 million outstanding on our 7% Notes and borrowed a net amount of $8.7 million on our revolving loans.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to common stockholders.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2013, we and Mission had total combined debt of $1.0 billion, which represented 98.9% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $45.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2013. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our and Mission’s future borrowing capacity and the amount of total unused revolving loan commitments.

The Company’s unused Term Loan A Facilities of $184.0 million are expected to be utilized to fund a portion of the remaining $243.0 million due for the acquisition of CCA and White Knight upon closing, which we project to close in the fourth quarter of 2013 or the first quarter of 2014. The Company expects to fund the remaining purchase price through cash on hand and cash generated prior to closing and additional amounts drawn under the Company’s senior secured credit facilities.

In October 2013, we generated $275.0 million from the issuance of the Additional 6.875% Notes and the Company generated $150.0 million from the Term Loan B-2 Facilities and increased the Company’s available revolving credit facilities to $105.0 million. The Company utilized a portion of the cash received to repurchase $292.7 million of 8.875% Notes for $318.7 million and repay $55.0 million in outstanding revolving loans. Additionally, the Company will redeem the remaining principal balance of $21.9 million of 8.875% Notes on November 16, 2013.

The Company also has signed agreements to acquire stations from Citadel, Stainless and Grant. We will fund the remaining $22.0 million to Citadel and $79.0 million to Grant, subject to adjustments for working capital, upon closing, which we project to occur in the first quarter of 2014. Mission will finance the remaining $15.1 million purchase price, subject to working capital adjustments, to Stainless upon closing, which Mission expects to close in the first quarter of 2014.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2013 (in thousands):

		Remainder
	Total	of 2013	2014-2015	2016-2017	Thereafter
Nexstar senior secured credit facility(1)	$349,770	$615	$10,045	$69,545	$269,565
Mission senior secured credit facility(1)	103,480	260	2,080	2,080	99,060
8.875% senior secured second lien notes due 2017(1)	314,575	-	-	314,575	-
6.875 senior unsecured notes due 2020(1)	250,000	-	-	-	250,000
	$1,017,825	$875	$12,125	$386,200	$618,625
_____________________________
(1)
In October 2013, the Company repurchased $292.7 million of the 8.875% Notes and issued a redemption notice for the remaining balance of $21.9 million to be paid on November 16, 2013, issued $275.0 million of Additional 6.875% Notes, obtained additional $150.0 million in term loans from its senior secured credit facilities and repaid $55.0 million of outstanding revolving loans under the Nexstar senior secured credit facility.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from September 30, 2013.

No Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that as of September 30, 2013 there has been no material change to this information.

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

The term loan borrowings at September 30, 2013 under the Company’s senior secured credit facilities bear interest rates ranging from 2.4% to 4.3%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.4% at September 30, 2013. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2013 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $1.9 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2013. Due to the LIBOR floor on certain of our term loans, an increase of 50 basis points in LIBOR would result in a $0.5 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $0.3 million. Our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2013, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following changes, due to changes in our ownership structure.

The following risk factors should no longer be considered by investors:

•
Our ability to use net operating loss carry-forwards ("NOL"s) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar.

•	The level of foreign investments held by our principal stockholder, ABRY, may limit additional foreign investments made in us.

•	The interest of our principal stockholder, ABRY, in other media may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

•	We are controlled by one principal stockholder, ABRY, and its interests may differ from your interests.

The following risk factors replace the above risk factors in their entirety:

We are subject to foreign ownership limitations which limits foreign investments in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 20% (in the case of a licensed entity) or 25% (in the case of a parent company) non-U.S. ownership (by vote and by equity).

The FCC’s multiple ownership rules may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

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

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1
Supplemental Indenture, dated October 1, 2013 by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.2
First Supplemental Indenture, dated October 1, 2013, by and among Nexstar Broadcasting Group, Inc., Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York Mellon, as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.1
Registration Rights Agreements, dated as of October 1, 2013 by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and Credit Suisse Securities (USA), LLC, Wells Fargo Securities, LLC, RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Inc. and Suntrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.2
Second Amendment (Incremental Amendment) to the Fifth Amended and Restated Credit Agreement, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.3
Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4	Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW)*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2013 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

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

Dated: November 8, 2013