Form 10-K
period 2013-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2014-03-03
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 700, Irving, Texas	75062
(Address of Principal Executive Offices)	(Zip Code)

(972) 373-8800
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NASDAQ Global Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,023,403,801.

As of February 24, 2014, the Registrant had 30,598,535 shares of Class A Common Stock outstanding and no shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

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

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned indirect subsidiary; “Nexstar Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned direct subsidiary; “Mission” refers to Mission Broadcasting, Inc.; the “Company” refers to Nexstar and Mission collectively; “ABRY” refers to Nexstar’s former principal stockholder, ABRY Partners, LLC and its affiliated funds; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2013 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Two and a Half Men (Warner Bros. Domestic Television) and Entertainment Tonight (CBS Television Distribution).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

Overview

We are a television broadcasting and digital media company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States, primarily markets that rank from 35 to 150 out of the 210 DMAs.

As of December 31, 2013, we owned, operated, programmed or provided sales and other services to 75 television stations and 18 digital multicast channels, including those owned by Mission, in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. In 25 of the 44 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. The stations we serve are affiliates of ABC (19 stations), NBC (16 stations), FOX (14 stations), CBS (13 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (5 stations and 2 digital multicast channels), Telemundo (one station), Bounce TV (9 digital multicast channels), LiveWell (3 digital multicast channels), Me-TV (1 digital multicast channel), LATV (1 digital multicast channel) and one independent station. The stations reach approximately 14.9 million viewers or 12.9% of all U.S. television households.

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

Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX  75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Recent Acquisitions

On December 18, 2013, we and Mission entered into definitive agreements to acquire 6 television stations in 2 markets. Under the terms of the purchase agreements, we will acquire the outstanding equity of the following stations for $33.5 million in cash, subject to adjustments for working capital, along with their respective network affiliation agreements: WMBB (ABC) in the Panama City, Florida market, KREX (CBS) and KGJT (MyNetworkTV), both in the Grand Junction, Colorado market, KREG (CBS), in the Glenwood Springs, Colorado market and KREY (CBS), in the Montrose, Colorado market, from Gray Television Group, Inc. (“Gray TV”). Both KREG and KREY operate as satellite stations of KREX. Mission will acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC (“Excalibur”).

On November 6, 2013, we entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $87.5 million in cash, subject to adjustments for working capital. The stations that we will acquire, along with their respective network affiliation agreements are WFXR (FOX) and WWCW (The CW), both in the Roanoke, Virginia market, WZDX (FOX), in the Huntsville, Alabama market, KGCW (the CW) and KLJB (FOX), both in the Quad Cities, Iowa market and WLAX (FOX) and WEUX (FOX), both in the LaCrosse, Wisconsin market. We paid a deposit of $8.5 million upon signing the stock purchase agreement funded by cash on hand. Simultaneous with this acquisition, we entered into a purchase agreement with Mission pursuant to which Mission will acquire KLJB from us for $15.3 million in cash.

On September 13, 2013, Mission entered into a definitive agreement to acquire WCIZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”), for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the agreement.

On April 24, 2013, we and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. Upon signing the agreement, we paid a deposit of $27.0 million. We have agreed to purchase all the outstanding equity of CCA and Mission has agreed to purchase all the outstanding equity of White Knight. We will acquire 10 television stations, Mission will acquire 7 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations, as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT	FOX/MyNetworkTV /Estrella
		KYLE	FOX/MyNetworkTV /Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	94	WGMB	FOX
		WBRL-CD	The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN	FOX
		KLAF-LD	MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV

Mission:
Shreveport, LA	83	KMSS	FOX
Baton Rouge, LA	94	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LD KLPN-LD	FOX FOX MyNetworkTV
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

Rocky Creek:
Shreveport, LA	83	KSHV	MyNetworkTV
Evansville, IN	104	WEVV	CBS/FOX/ MyNetworkTV

The above acquisitions are subject to FCC approval and other customary conditions and we and Mission are projecting them to close in the second quarter of 2014. The purchase prices of the above acquisitions are expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 77.0% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2013 we earned approximately 28.0% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 to 25 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2013, revenue generated from local advertising represented 70.1% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of Internet products and services. Our websites provide access to our local news and information, as well as community centric business and services. We delivered a record audience across all of our web sites in 2013, with 65 million unique visitors, who utilized over 588 million page views. Also in 2013, our mobile platform accounted for 48.0% of our overall page views by year end. We also launched redesigned web sites, ready for the emerging touch oriented platforms. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 77.0% of our net broadcast revenue for the year ended December 31, 2013 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS and FOX affiliated stations which represented approximately 24.9%, 24.8%, 24.3% and 15.1%, respectively, of our 2013 net broadcast revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

 Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 35 to 150 out of the 210 DMAs, where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with Mission

Through various local service agreements with Mission, we provide sales, programming and other services to 20 television stations that are owned and operated by Mission as of December 31, 2013. Mission is 100% owned by independent third parties. We do not own Mission or any of its television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. Therefore, Mission is consolidated into these financial statements. We expect our option agreements with Mission to be renewed upon expiration.

The Stations

The following chart sets forth general information about the stations we owned, operated, programmed or provided sales and other services to as of December 31, 2013:

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
8	Washington, DC/ Hagerstown, MD	WHAG	NBC	O&O	(4)	(5)
33	Salt Lake City, UT	KTVX (14)	ABC	O&O	15	10/1/14
		KUCW	The CW	O&O		10/1/14
43	Harrisburg-Lancaster- Lebanon-York, PA	WLYH	The CW	O&O (6)	6	(5)
48	Jacksonville, FL	WCWJ/ WCWJ-D-2	The CW/ Bounce TV	O&O	7	(5)
50	Memphis, TN	WATN	ABC	O&O	6	8/1/21
		WLMT/ WLMT-D-2	The CW/ MyNetworkTV	O&O		(5)
54	Wilkes Barre-Scranton, PA	WBRE	NBC	O&O	7	(5)
		WYOU	CBS	LSA (7)		(5)

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
55	Fresno-Visalia, CA	KSEE/ KSEE-D-2	NBC/ LATV	O&O	10	12/1/14
		KGPE	CBS	O&O		12/1/14
56	Little Rock-Pine Bluff, AR	KARK	NBC	O&O	7	(5)
		KARZ/ KARZ-D-2	MyNetworkTV/ Bounce TV	O&O		(5)
		KLRT	FOX	LSA (7)		(5)
		KASN	The CW	LSA (7)		(5)
70	Green Bay-Appleton, WI	WFRV	CBS	O&O	6	(5)
72	Des Moines-Ames, IA	WOI/ WOI-D-2 (11)	ABC/ LiveWell	LSA (11)	7	(5)
75	Springfield, MO	KOLR	CBS	LSA (7)	5	(5)
		KOZL	Independent	O&O		(5)
78	Rochester, NY	WROC/ WROC-D-2	CBS/ Bounce TV	O&O	4	(5)
		WUHF	FOX	LSA (16)		(16)
82	Shreveport, LA	KTAL	NBC	O&O	6	8/1/14
84	Champaign-Springfield-	WCIA	CBS	O&O	8	(5)
	Decatur, IL	WCIX	MyNetworkTV	O&O		(5)
85	Syracuse, NY	WSYR/ WSYR-D-2 (12)	ABC/ Me-TV	O&O	6	6/1/15
98	Burlington-Plattsburgh, VT	WFFF	FOX	O&O	6	4/1/2015
		WVNY	ABC	LSA (7)		4/1/2015
100	Davenport-Rock Island- Moline, IL	WHBF/ WHBF-D-2 (11)	CBS/ LiveWell	LSA (11)	5	(5)
101	Ft. Smith-Fayetteville-	KFTA	FOX/NBC	O&O	6	(5)
	Springdale-Rogers, AR	KNWA	NBC/FOX	O&O		(5)
103	Johnstown-Altoona, PA	WTAJ	CBS	O&O	4	(5)
104	Evansville, IN	WEHT	ABC	O&O	4	(5)
		WTVW (12)	The CW (9)	LSA (7)		(5)
109	Ft. Wayne, IND	WFFT (12)	FOX (10)	O&O	4	(5)
117	Peoria-Bloomington, IL	WMBD/ WMBD-D-2	CBS/ Bounce TV	O&O	5	(5)
		WYZZ	FOX	LSA (8)		(5)
127	Bakersfield, CA	KGET/ KGET-D-2	NBC/ The CW	O&O	4	12/1/14
		KKEY-LP	Telemundo	O&O		12/1/14
130	Amarillo, TX	KAMR	NBC	O&O	6	(5)
		KCIT	FOX	LSA (7)		(5)
		KCPN-LP	MyNetworkTV	LSA (7)		(5)
136	Rockford, IL	WQRF/ WQRF-D-2	FOX/ Bounce TV	O&O	4	(5)
		WTVO/ WTVO-D-2	ABC/ MyNetworkTV	LSA (7)		(5)
137	Monroe, LA- El Dorado, AR	KARD/ KARD-D-2	FOX/ Bounce TV	O&O	4	(5)
		KTVE	NBC	LSA (7)		(5)

Market Rank (1)	Market	Station	Affiliation	Status (2)	Commercial Stations in Market (3)	FCC License Expiration Date
143	Lubbock, TX	KLBK	CBS	O&O	5	(5)
		KAMC/ KAMC-D-2 (15)	ABC/ Bounce TV	LSA (7)		(5)
144	Wichita Falls, TX-	KFDX	NBC	O&O	4	(5)
	Lawton, OK	KJTL/ KJTL-D-2 (15)	FOX/ Bounce TV	LSA (7)		(5)
		KJBO-LP	MyNetworkTV	LSA (7)		(5)
147	Sioux City, IA	KCAU/ KCAU-D-2 (11)	ABC/ LiveWell	LSA (11)	4	(5)
149	Erie, PA	WJET	ABC	O&O	4	(5)
		WFXP	FOX	LSA (7)		(5)
150	Odessa-Midland, TX	KMID	ABC	O&O	7	(5)
152	Joplin, MO-Pittsburg, KS	KSNF	NBC	O&O	4	(5)
		KODE	ABC	LSA (7)		(5)
155	Terre Haute, IN	WTWO	NBC	O&O	3	(5)
		WAWV	ABC	LSA (7)		(5)
159	Binghamton, NY	WBGH	NBC	O&O	3	6/1/15
		WIVT	ABC	O&O		6/1/15
165	Abilene-Sweetwater, TX	KTAB (13)	CBS	O&O	4	(5)
		KRBC/ KRBC-D-2 (15)	NBC/ Bounce TV	LSA (7)		(5)
168	Billings, MT	KSVI	ABC	O&O	5	(5)
		KHMT	FOX	LSA (7)		(5)
171	Utica, NY	WFXV	FOX	O&O	3	(5)
		WPNY-LP	MyNetworkTV	O&O		(5)
		WUTR	ABC	LSA (7)		(5)
172	Dothan, AL	WDHN	ABC	O&O	3	(5)
174	Elmira, NY	WETM	NBC	O&O	3	6/1/15
176	Watertown, NY	WWTI/ WWTI-D-2	ABC/ The CW	O&O	2	6/1/15
177	Jackson, TN	WJKT	FOX	O&O	2	(5)
180	Marquette, MI	WJMN	CBS	O&O	6	(5)
198	San Angelo, TX	KSAN	NBC	LSA (7)	3	(5)
		KLST	CBS	O&O		(5)
200	St. Joseph, MO	KQTV	ABC	O&O	1	(5)
•

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2013 4th Edition, as published by BIA Financial Network, Inc.

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

(3)
The term “commercial station” means a television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2013 4th Edition, as published by BIA Financial Network, Inc.

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
(8)
On November 22, 2013, Cunningham Broadcasting Corporation acquired the assets of WYZZ from Sinclair Broadcasting Group, Inc. and became the successor to the outsourcing agreement with Nexstar. Effective January 1, 2014, the outsourcing agreement for WYZZ was extended through December 31, 2017.

(9)	On January 31, 2013, WTVW became an affiliate of The CW.
(10)	On March 31, 2013, WFFT became an affiliate of FOX.
(11)
On September 16, 2013, Nexstar entered into definite agreements to acquire the stations which are projected to close during the first quarter of 2014. These stations are currently programmed by Nexstar pursuant to a time brokerage agreement. On January 1, 2014, the affiliation of WHBF-D-2 with LiveWell was terminated. The affiliation agreement of KCAU-D-2 and WOI-D-2 with LiveWell was extended to January 16, 2015.

(12)	On January 1, 2014, Nexstar’s two new digital multicast channels, WSYR-D-3 and WFFT-D-2, and Mission’s new digital multicast channel, WTVW-D-2, became affiliates of Bounce TV.
(13)	On January 27, 2014, KTAB launched a Telemundo digital multicast channel.
(14)	On January 6, 2014, Nextar’s new digital multicast channel, KTVX-D-2, became an affiliate of Me-TV.
(15)	The affiliations with Bounce TV ended on December 31, 2013 and the digital multicast channels are no longer utilized.
(16)	This station is owned by Sinclair Broadcasting Group, Inc. The outsourcing agreement for WUHF was not renewed and terminated on December 31, 2013.

Nexstar, Mission and Rocky Creek have also signed agreements to acquire 19 stations in 10 markets from CCA and White Knight, 7 stations in 4 markets from Grant, 6 stations in 2 markets from Gray TV and Excalibur and 2 stations from Stainless. Of these acquisitions, 16 stations are affiliated with FOX, 4 stations with NBC, 4 stations with CBS, 5 stations with MyNetworkTV, 3 stations with the CW, one station with ABC and one station with RTV. The Company is projecting the acquisitions to close in the second quarter of 2014. Refer to Recent Acquisitions for additional information.

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

Network Affiliations

Most of the stations that we own and operate, program or provide sales and other services to as of December 31, 2013 are affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WHBF-D-2 (5)	Davenport-Rock Island-Moline, IL	LiveWell	January 2014 (5)
KSEE-D-2	Fresno-Visalia, CA	LATV	June 2014
WSYR-D-2	Syracuse, NY	Me-TV	September 2014
WBGH-CA	Binghamton, NY	NBC	December 2014
WETM	Elmira, NY	NBC	December 2014
KAMR	Amarillo, TX	NBC	December 2014
KTAL	Shreveport, LA	NBC	December 2014
KARK	Little Rock-Pine Bluff, AR	NBC	December 2014
KGET	Bakersfield, CA	NBC	December 2014
WHAG	Washington, DC/Hagerstown, MD(3)	NBC	December 2014
WBRE	Wilkes Barre-Scranton, PA	NBC	December 2014
WTWO	Terre Haute, IN	NBC	December 2014
KFDX	Wichita Falls, TX-Lawton, OK	NBC	December 2014
KSNF	Joplin, MO-Pittsburg, KS	NBC	December 2014
KTVE (1)	Monroe, LA—El Dorado, AR	NBC	December 2014
KSAN (1)	San Angelo, TX	NBC	December 2014
KRBC (1)	Abilene-Sweetwater, TX	NBC	December 2014
KNWA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	NBC	December 2014
KCAU-D-2 (5)	Sioux City, IA	LiveWell	January 2015
WOI-D-2 (5)	Des Moines-Ames, IA	LiveWell	January 2015
WYOU (1)	Wilkes Barre-Scranton, PA	CBS	June 2015
KSEE	Fresno-Visalia, CA	NBC	December 2015
WTVW (1)(6)	Evansville, IN	The CW	December 2015
WTAJ	Johnstown-Altoona, PA	CBS	May 2016
KGPE	Fresno-Visalia, CA	CBS	June 2016
KCPN-LP (1)	Amarillo, TX	MyNetworkTV	August 2016
KJBO-LP (1)	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2016
WTVO-D-2 (1)	Rockford, IL	MyNetworkTV	August 2016
KARZ	Little Rock-Pine Bluff, AR	MyNetworkTV	August 2016
WPNY-LP	Utica, NY	MyNetworkTV	August 2016
WCIX	Champaign-Springfield-Decatur, IL	MyNetworkTV	August 2016
WLMT-D-2	Memphis, TN	MyNetworkTV	September 2016
WCWJ	Jacksonville, FL	The CW	September 2016
WLYH (4)	Harrisburg-Lancaster-Lebanon-York, PA	The CW	September 2016
KUCW	Salt Lake City, UT	The CW	September 2016
WLMT	Memphis, TN	The CW	September 2016
KASN (1)	Little Rock-Pine Bluff, AR	The CW	September 2016
WWTI-D-2	Watertown, NY	The CW	September 2016
KGET-D-2	Bakersfield, CA	The CW	September 2016
KARD	Monroe, LA-El Dorado, AR	FOX	December 2016
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	FOX	December 2016
WFFF	Burlington-Plattsburgh, VT	FOX	December 2016
WFFT (6)	Ft. Wayne, IND	FOX	December 2016
WFXV	Utica, NY	FOX	December 2016
WJKT	Jackson, TN	FOX	December 2016
WQRF	Rockford, IL	FOX	December 2016
KCIT (1)	Amarillo, TX	FOX	December 2016
WFXP (1)	Erie, PA	FOX	December 2016

Station	Market	Affiliation	Expiration
KJTL (1)	Wichita Falls, TX-Lawton, OK	FOX	December 2016
KHMT (1)	Billings, MT	FOX	December 2016
KLRT (1)	Little Rock-Pine Bluff, AR	FOX	December 2016
WCWJ-D-2	Jacksonville, FL	Bounce TV	August 2017
KARZ-D-2	Little Rock-Pine Bluff, AR	Bounce TV	August 2017
WROC-D-2	Rochester, NY	Bounce TV	August 2017
WMBD-D-2	Peoria-Bloomington, IL	Bounce TV	August 2017
WQRF-D-2	Rockford, IL	Bounce TV	August 2017
KARD-D-2	Monroe, LA-El Dorado, AR	Bounce TV	August 2017
KTVX	Salt Lake City, UT	ABC	December 2017
WATN	Memphis, TN	ABC	December 2017
WSYR (6)	Syracuse, NY	ABC	December 2017
WIVT	Binghamton, NY	ABC	December 2017
WWTI	Watertown, NY	ABC	December 2017
WDHN	Dothan, AL	ABC	December 2017
WJET	Erie, PA	ABC	December 2017
KSVI	Billings, MT	ABC	December 2017
KMID	Odessa-Midland, TX	ABC	December 2017
KQTV	St. Joseph, MO	ABC	December 2017
WAWV (1)	Terre Haute, IN	ABC	December 2017
WTVO (1)	Rockford, IL	ABC	December 2017
KAMC (1)	Lubbock, TX	ABC	December 2017
KODE (1)	Joplin, MO-Pittsburg, KS	ABC	December 2017
WEHT	Evansville, Indiana	ABC	December 2017
WVNY (1)	Burlington-Plattsburgh, VT	ABC	December 2017
WOI(5)	Des Moines-Ames, IA	ABC	December 2017
KCAU(5)	Sioux City, IA	ABC	December 2017
WYZZ (2)	Peoria-Bloomington, IL	FOX	December 2017
WFRV	Green Bay-Appleton, WI	CBS	December 2018
WJMN	Marquette, MI	CBS	December 2018
KLST	San Angelo, TX	CBS	December 2018
KTAB (7)	Abilene-Sweetwater, TX	CBS	December 2018
WROC	Rochester, NY	CBS	December 2018
KOLR (1)	Springfield, MO	CBS	December 2018
KLBK	Lubbock, TX	CBS	December 2018
WCIA	Champaign-Springfield-Decatur, IL	CBS	December 2018
WMBD	Peoria-Bloomington, IL	CBS	December 2018
WHBF(5)	Davenport-Rock Island-Moline, IL	CBS	December 2018
KKEY	Bakersfield, CA	Telemundo	December 2018
•

(1)	These stations are owned by Mission, which maintains the network affiliation agreements.
(2)
On November 22, 2013, Cunningham Broadcasting Corporation acquired the assets of WYZZ from Sinclair Broadcasting Group, Inc. and became the successor to the outsourcing agreement with Nexstar and the network affiliation agreement with FOX.

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

(5)
On September 16, 2013, Nexstar entered into definite agreements to acquire the stations which are projected to close during the first quarter of 2014. These stations are currently programmed by Nexstar pursuant to a time brokerage agreement. On January 1, 2014, the affiliation of WHBF-D-2 with LiveWell was terminated.

(6)	On January 1, 2014, Nexstar’s two new digital multicast channels, WSYR-D-3 and WFFT-D-2, and Mission’s new digital multicast channel, WTVW-D-2, became affiliates of Bounce TV.
(7)	On January 27, 2014, KTAB launched a Telemundo digital multicast channel.

Nexstar, Mission and Rocky Creek have also signed agreements to acquire 19 stations in 10 markets from CCA and White Knight, 7 stations in 4 markets from Grant, 6 stations in 2 markets from Gray TV and Excalibur and 2 stations from Stainless. Of these acquisitions, 16 stations are affiliated with FOX, 4 stations with NBC, 4 stations with CBS, 5 stations with MyNetworkTV, 3 stations with the CW, one station with ABC and one station with RTV. The Company is projecting the acquisitions to close in the second quarter of 2014. Refer to Recent Acquisitions for additional information.

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

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (“the Communications Act”). The following is a brief discussion of certain (but not all) provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, you should refer to the Communications Act and the FCC’s rules, case precedent, public notices and policies.

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

Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application.

Station Transfer. The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such restriction.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees.

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper.  If a shareholder of Nexstar holds a voting stock interest of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Nexstar.

Two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 50 radio stations in 16 markets. The FCC considers the markets Radio One, Inc. participates in as attributable to Nexstar, due to this common director relationship.

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

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs that station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

In certain markets, we and Mission own and operate both full-power and low-power television broadcast stations (in Utica, Nexstar owns and operates WFXV and WPNY-LP; in Binghamton, Nexstar owns and operates WIVT and WBGH-CA; in Bakersfield, Nexstar owns and operates KGET and KKEY-LP; in Wichita Falls, Mission owns and operates KJTL and KJBO-LP; and in Amarillo, Mission owns and operates KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations such as WPNY-LP, WBGH-CA, KKEY-LP, KJBO-LP and KCPN-LP.

The only markets in which we or Mission currently are permitted to own two stations under the duopoly rule are Fresno, California, Salt Lake City, Utah, Memphis, Tennessee, Champaign-Springfield-Decatur, Illinois and Little Rock-Pine Bluff, Arkansas. However, we also are permitted to own two stations in the Fort Smith-Fayetteville-Springdale-Rogers, Arkansas market pursuant to a waiver under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station.

In all of the markets where we have entered into local service agreements, except for two, we provide programming comprising less than 15% of the second station’s programming and, therefore, we are not attributed with ownership of the second station. In the two markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania and KHMT in Billings, Montana—the local marketing agreements were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise.

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.  In September 2013, the FCC issued a Notice of Proposed Rulemaking to consider whether the UHF discount should be eliminated and/or whether a VHF discount should be implemented.

The stations that Nexstar owns have a combined national audience reach of 7.4% of television households with the UHF discount.

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

Two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 50 radio stations in 16 markets. The FCC considers the markets Radio One, Inc. participates in as attributable to Nexstar, due to this common director relationship.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012.  The FCC may act in this proceeding in 2014 or may defer some or all aspects of the proceeding until its next quadrennial review, which we anticipate will commence in 2014.  We cannot predict what rules the FCC will adopt; however, the FCC may deem television JSAs or SSAs to be attributable ownership interests and require the termination of existing JSAs or SSAs within a specified period of time if the newly attributable JSAs or SSAs do not comply with the local television ownership limits.

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

In addition, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet without the consent of the broadcast station.  In two cases, a federal district court issued a preliminary injunction enjoining an OTTD from streaming broadcast programming because the court concluded that the OTTD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides MVPDs with the copyrights to retransmit broadcast programming.  In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court concluded that the OTTD was likely to prevail in demonstrating that its operations are not a copyright violation.  The U.S. Supreme Court has granted certiorari and will hear oral arguments with respect to the differing lower court interpretations in April 2014. In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OTTD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules.  We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings.  However, if the courts determine that consent of the broadcast station or copyright owners is not required and/or if the FCC determines that an OTTD is not an MVPD, our business and results of operations could be materially and adversely affected.

We and Mission elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We and Mission have negotiated retransmission consent agreements with the majority of the MVPDs serving our markets to carry the stations’ signals; however, we and Mission intend to enter into negotiations for new agreements with the majority of the MVPDs which carry our stations during the fourth quarter of 2014.

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

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operation, establishing a September 1, 2015 deadline by which low power and television translator stations must cease analog operation.

Employees

As of December 31, 2013, we and Mission had a total of 3,222 employees, comprised of 2,854 full-time and 368 part-time employees. As of December 31, 2013, 278 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our Internet website. Upon request, we will provide copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other filings with the SEC. Requests can be sent to Nexstar Broadcasting Group, Inc., Attn: Investor Relations, 545 E. John Carpenter Freeway, Suite 700, Irving, TX  75062. Additional information about us, our stations and the stations we program or provide services to can be found on our website at www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

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

The networks may stream their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations.

The Company had history of net losses in prior years.

The Company had a net loss of $1.8 million in 2013 and $11.9 million in 2011. The Company may not be able to achieve or maintain profitability in future years.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2013, we and Mission had $1.1 billion of debt, which represented 101.3% of our and Mission’s total combined capitalization. The companies’ high level of debt could have important consequences to our business. For example, it could:

•    limit our ability to borrow additional funds or obtain additional financing in the future;

•    limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under the senior secured credit facilities is variable;

•    limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

We and Mission could also incur additional debt in the future. The terms of our and Mission’s senior secured credit facilities, as well as the indenture governing our 6.875% Senior Unsecured Notes (“6.875% Notes”), limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt. To the extent we or Mission incur additional debt we would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of our business.

The senior secured credit facilities and the indenture governing the 6.875% Notes contains various covenants that restrict our ability to, among other things:

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

In addition, our and Mission’s senior secured credit facilities require us to maintain or meet certain financial ratios, including maximum total and first-lien leverage ratios and a minimum fixed charge coverage ratio. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

The credit agreement governing Nexstar’s obligations under its senior secured credit facility contains covenants that require us to comply with certain financial ratios, including maximum total and first-lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The credit agreement governing Mission’s obligations under its senior secured credit facility does not contain financial covenant ratio requirements; however, it includes an event of default if Nexstar does not comply with all covenants contained in the credit agreement governing its senior secured credit facilities. The indenture governing the 6.875% Notes contains restrictive covenants customary for borrowing arrangements of this type.

We may not be able to generate sufficient cash flow to meet our debt service requirements.

Our ability to service our debt depends on our ability to generate the necessary cash flow.  Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our current or any replacement credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund our liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to meet our debt service obligations our lenders may determine to stop making loans to us, and/or our lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the respective agreements, all of which could have a material adverse effect on us.

Mission may make decisions regarding the operation of its stations that could reduce the amount of cash we receive under our local service agreements.

Mission is 100% owned by independent third parties. Mission owns and operates 20 television stations as of December 31, 2013. Mission has also signed agreements to acquire 12 stations from various sellers subject to regulatory consent. We have entered into local service agreements with Mission, pursuant to which we provide services to Mission’s stations. In return for the services we provide, we receive substantially all of Mission’s available cash, after satisfaction of its operating costs and debt obligations. We also guarantee all of the obligations incurred under Mission’s senior secured credit facility, which were incurred primarily in connection with Mission’s acquisition of its stations.

Mission’s fourth amended and restated credit agreement with Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders, provides for a first-lien credit facility (the “Mission Facilities”). As of December 31, 2013, the Mission Facilities consist of a $232.5 million term loan, unused incremental term loan facility of $90.0 million and a $30.0 million revolving credit facility. We guarantee all of the obligations incurred under the Mission Facilities, which were incurred primarily in connection with Mission’s station acquisitions.

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

We do not own Mission or its television stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under the Mission Facilities, (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent.

In compliance with FCC regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations. As a result, Mission’s board of directors and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission. For instance, Mission may decide to obtain and broadcast programming which, in our opinion, would prove unpopular and/or would generate less advertising revenue. Furthermore, subject to Mission’s agreement with its lenders, Mission’s board of directors, comprised solely of shareholders, could choose to pay themselves a dividend.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

We and Mission currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined that as of December 31, 2013, based on projected future income, approximately $148.5 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we and Mission will be required to record a valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar.

At December 31, 2013, we had NOLs of approximately $408.6 million for U.S. federal tax purposes and $95.2 million for state tax purposes. These NOLs expire at varying dates beginning 2018 through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 ("Section 382"), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

On May 7, 2013, ABRY sold the remainder of its common stock holdings in Nexstar and no longer holds an ownership interest in us. As a result of this sale, an ownership change has occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. Additionally, any subsequent ownership changes in us or Mission could result in additional limitations.

The ability to use NOLs is also dependent upon our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income to use them. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2013, 19 stations have primary affiliation agreements with ABC, 16 with NBC, 14 with FOX, 13 with CBS, 6 with The CW, 5 with MyNetworkTV, and 1 with Telemundo. Additionally, 18 of the stations have secondary affiliation agreements – 9 with Bounce TV, 3 with LiveWell, 2 with MyNetworkTV, 2 with The CW, 1 with Me-TV and 1 with LATV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2018. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees.  Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or a regulatory change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with cable operators, DBS systems, and others permit the operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration.  Our retransmission consent agreements expire at various times with a large number of agreements set to expire during 2014.  If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

The television networks have taken the position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive under the retransmission consent agreements and are including provisions for these payments to them in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Nexstar and could have an adverse effect on our business, financial condition, and results of operations.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet without the consent of the broadcast station.  In two cases, a federal district court issued a preliminary injunction enjoining an OTTD from streaming broadcast programming because the court concluded that the OTTD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides MVPDs with the copyrights to retransmit broadcast programming.  In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court concluded that the OTTD was likely to prevail in demonstrating that its operations are not a copyright violation.  The U.S. Supreme Court has granted certiorari and will hear oral arguments with respect to the differing lower court interpretations in April 2014.   In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OTTD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules.  We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings.  However, if the courts determine that consent of the broadcast station or copyright owners is not required and/or if the FCC determines that an OTTD is not an MVPD, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application.

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

On December 31, 2013, an individual filed an informal objection with the FCC with respect to the application for renewal of the license of Nexstar station KSNF in Joplin, Missouri.   This individual alleges that KSNF interrupted a network program with local programming sometime between 2007 and 2010.  Nexstar has submitted an opposition to this objection to the FCC.

Nexstar and Mission filed renewal of license applications for their stations between June 2004 and April 2007. On June 1, 2012, the FCC’s renewal cycle for television stations reinitiated.  Nexstar and Mission have filed further renewal applications for their stations in the current cycle and will file additional applications before the cycle closes on April 1, 2015. The majority of Nexstar’s and Mission’s renewal applications, including the WCIA, KOZL, KOLR and KSNF applications discussed above, remain pending with the FCC. We and Mission expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so. Third parties are permitted to submit objections to these applications.

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

We have achieved much of our growth through acquisitions, including the acquisition of 8 stations and 2 digital multicast channels in 2013. We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

During the three years ended December 31, 2013, we acquired 16 stations, net of station disposals, and contracted to provide service to 6 additional stations. As of December 31, 2013, we have also signed various agreements to acquire or to provide service to 34 stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also sought comment on shared services agreements (“SSAs”) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012. We cannot predict what rules the FCC will adopt or when they will be adopted. However, the FCC may deem TV JSAs or SSAs to be attributable ownership interests, may require the termination of existing JSAs or SSAs within a specified period of time if the newly attributable JSAs or SSAs do not comply with the local television ownership limits, and/or may decline to authorize JSAs or SSAs that are proposed in currently pending or future transactions. The FCC may take such actions independently, in connection with its pending 2010 quadrennial review, and/or in connection with its next quadrennial review (which we anticipate will commence in 2014).  If the FCC adopts a JSA or SSA attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

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

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such restriction, and the FCC has interpreted this provision to require an affirmative public interest showing before indirect foreign ownership of a broadcast licensee may exceed 25%.  Therefore, certain investors may be prevented in investing in us if our foreign ownership is at or near the FCC limits.

The FCC’s multiple ownership rules may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast or other media interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or daily newspaper in the same market.

Two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 50 radio stations in 16 markets.  Therefore, depending on the number of stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in that market. The FCC considers the markets Radio One, Inc. participates in as attributable to Nexstar, due to this common director relationship.

We and Mission have a material amount of goodwill and intangible assets, and therefore we and Mission could suffer losses due to future asset impairment charges.

As of December 31, 2013, $649.6 million, or 55.8%, of our and Mission’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We and Mission test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We and Mission test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of Nexstar’s and Mission’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of Nexstar’s and Mission’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which Nexstar’s and Mission’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our or Mission’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect Nexstar’s and Mission’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared a dividend policy for 2014 of total annual cash dividend with respect to shares of our Class A Common Stock of $0.60 per share in equal quarterly installments of $0.15 per share. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive revenue primarily from the sale of advertising time on our stations and community portal websites. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;

•       the popularity of our station and website programming;

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes our operating results susceptible to prevailing economic conditions. Our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Because a high percentage of our operating expense is fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results.

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

Preemption of regularly scheduled programming by news coverage may affect our revenue and results of operations.

Nexstar may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by local coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of programming cannot be predicted if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The loss of revenue and increased expenses could negatively affect our results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies could also adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, over-the-top distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques now in use with MVPDs are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

The FCC may impose substantial fines, to a maximum of $325,000 per violation, on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules.  Because our and Mission’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we and Mission do not have full control over what is broadcast on our stations, and we and Mission may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has not yet issued any further decisions or rules in this area, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and could have a material adverse effect on our business.

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

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, home video and entertainment systems and Internet and mobile distribution of video programming have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what forms of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has initiated proceedings to determine whether to make TV joint sales agreements and shared services agreements attributable interests under its ownership rules; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; and whether to modify its retransmission consent rules. Changes to any of these rules may have significant impact on us and the stations to which we provide services.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                                Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	7/31/16
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/16
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK/KARZ—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	4/30/16

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/18
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acres	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCIX—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	Month to Month
Office-Studio—News Bureau	Leased	350 Sq. Ft.	Month to Month
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	Month to Month
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	Month to Month
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	7/31/15

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—
Tower/Transmitter Site	Leased	.29 Acres	12/1/23

KTAB—Abilene-Sweetwater, TX
Office-Studio (1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	12,000 Sq. Ft.	6/30/15
Sales Office-Frederick	Leased	885 Sq. Ft.	3/31/16
Office-Studio—Berryville News Bureau	Leased	700 Sq. Ft.	7/31/16
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WEHT—Evansville, IN
Office-Studio-Evanvsille, IN	100% Owned	1.834 Acres	––
Office-Studio-Evansville, IN	100% Owned	14,280 Sq. Ft.	––
Office-Studio-Henderson, KY	100% Owned	10.22 Acres	––
Tower/Transmitter Site	Leased	144 Sq. Ft.	2/28/14
Tower/Transmitter Site	Leased	144 Sq. Ft.	5/31/14

KOZL—Springfield, MO
Office-Studio (2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acres	Month to Month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

WFXV—Utica, NY
Office-Studio (3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—

WPNY–LP—Utica, NY
Office-Studio (4)	—	—	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/18
Tower/Transmitter Site—Coburn Road	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	5/31/24
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/15
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WCWJ—Jacksonville, FL
Office-Studio	100% Owned	19,847 Sq. Ft.	—
Office-Studio—Tower Transmitter Site	100% Owned	7.92 Acres	—
Building-Transmitter Site	100% Owned	200 Sq. Ft.	—

WQRF—Rockford, IL
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office-Studio—Fayetteville	Leased	2,848 Sq. Ft.	9/30/22
Office—Rogers	Leased	1,612 Sq. Ft.	7/31/16
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	3.7 Acres	7/31/15
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/14
Office-Johnstown	Leased	672 Sq. Ft.	2/28/14
Office-State College Bureau	Leased	2,915 Sq. Ft.	2/28/16
Office-Dubois Bureau	Leased	315 Sq. Ft.	7/31/16
Tower/Transmitter Site	100% Owned	4,400 Sq. Ft.	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WFRV/WJMN-Green Bay-Appleton, WI and Marquette, MI
Office-Studio	100% Owned	19,200 Sq. Ft.	—
Office-Veridea	Leased	125 Sq. Ft.	6/30/17
Office-Little Chute	Leased	125 Sq. Ft.	5/31/17
Tower/Transmitter Site-De Pere	100% Owned	8.8 Acres	—
Tower/Transmitter Site-Rapid River	100% Owned	1.0 Acres	—
Tower/Transmitter Site-Paper Valley	Leased	4 Sq. Ft.	Month to Month
Tower/Transmitter Site-Oshkosh Museum	Leased	4 Sq. Ft.	Month to Month

KTVX/KUCW–Salt Lake City, UT
Office-Studio	100% Owned	33,820 Sq. Ft.	—
Tower/Transmitter Site-Farnsworth Peak	25% Owned	6.0 Acres	—
Antenna/Microwave-Translator Sites-TSM	Leased	1.0 Acres	3/31/18
Antenna/Microwave-Nelson Peak	Leased	1.0 Acres	12/31/14
Communication Site-Beaver Dam Mountain	Leased	1.0 Acres	5/31/16

WETM–Elmira, NY
Office-Studio	100% Owned	1.4 Acres	—
Tower/Transmitter-Big Flats	100% Owned	35.4 Acres	—
Translator-Spafford, NY	100% Owned	1.2 Acres	—
Office-Corning, NY	Leased	550 Sq. Ft.	6/30/17

WIVT/WBGH–Binghamton, NY
Office-Studio/Transmitter	100% Owned	7.0 Acres	—

WATN/WLMT–Memphis, TN
Office-Studio-Memphis, TN	Leased	26,526 Sq. Ft.	5/31/28
Tower/Transmitter-Brunswick	Leased	1.0 Acres	3/31/17
Transmitter-Haywood	Leased	1.0 Acres	2/28/17

WJKT–Jackson, TN
Transmitter-Alamo	100% Owned	33.0 Acres	—
Office-Jackson	Leased	969 Sq. Ft.	7/31/15

WSYR–Syracuse, NY
Studio-Syracuse	100% Owned	6.5 Acres	—
Office-Dewitt	100% Owned	10,000 Sq. Ft.	—
Transmitter-Pompey	100% Owned	98.0 Acres	—

WWTI–Watertown, NY
Studio-Watertown	Leased	10,000 Sq. Ft.	6/30/20
Transmitter-Denmark	100% Owned	16.5 Acres	—

KSEE/KGPE–Fresno, CA
Office-Studio-McKinley Ave	100% Owned	32,000 Sq. Ft.	—
Office-Studio-McKinley Ave	100% Owned	2.68 Acres	—
Office-Studio-First St.	100% Owned	17,613 Sq. Ft.	—
Office-Studio-First St.	100% Owned	1.86 Acres	—
Tower/Transmitter Site-Bear Mtn	Leased	2,400 Sq. Ft.	12/31/53
Tower/Transmitter Site-Auberry	100% Owned	3.0 Acres	—

KGET/KKEY–Bakersfield, CA
Office-Studio	100% Owned	35,000 Sq. Ft.	—
Office-Studio	100% Owned	0.96 Acres	—
Tower/Transmitter Site	Leased	1,575 Sq. Ft.	12/31/18

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WFFF–Burlington, VT-Plattsburgh, NY
Office-Studio	100% Owned	15,000 Sq. Ft.	—
Office-Studio	100% Owned	2.03 Acres	—
Tower/Transmitter Site	Leased	1.0 Acres	6/30/25

Corporate Office—Irving, TX	Leased	22,061 Sq. Ft.	12/31/24
GoLocal.Biz Office—St. George, UT	Leased	1,860 Sq. Ft.	Month to Month
Inergize Digital Media Office	Leased	8,469 Sq. Ft.	11/30/14
Corporate Office Offsite Storage—Dallas, TX	Leased	475 Sq. Ft.	Month to Month

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KOZL are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WAWV—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site (3)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site (9)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio (10)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KSAN—San Angelo, TX
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio (6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio (7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio (8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site—Mohawk	Leased	48 Sq. Ft.	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW-Evansville, IN
Office-Studio (11)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KLRT/KASN-Little Rock-Pine Bluff, AR
Office-Studio (12)	—	—	—
Tower/Transmitter Site-Redfield	100% Owned	1,625 Sq. Ft.	—
Tower/Transmitter Site-Redfield	100% Owned	120 Acres	—
Tower/Transmitter Site-Pulaski	Leased	0.23 Acres	5/31/17

WVNY-Burlington, VT-Plattsburgh, NY
Office-Studio (13)	—	—	—
Tower/Transmitter Site (13)	—	—	—

Corporate Office-Westlake, OH	Leased	640 Sq. Ft.	11/30/14

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WAWV are owned by WTWO.
(3)	The office space, studio and tower used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.
(9)	The tower/transmitter used by KRBC is owned by KTAB.
(10)	The office space and studio used by KTVE are owned by KARD.
(11)	The office space and studio used by WTVW are owned by WEHT.
(12)	The office space and studio used by KLRT/KASN are owned by KARK.
(13)	The office space, studio and tower used by WVNY are owned by WFFF.

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

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
1st Quarter 2012	$8.92	$7.89
2nd Quarter 2012	$8.40	$6.09
3rd Quarter 2012	$11.32	$6.00
4th Quarter 2012	$12.97	$8.99
1st Quarter 2013	$18.42	$10.76
2nd Quarter 2013	$36.02	$16.30
3rd Quarter 2013	$44.96	$28.88
4th Quarter 2013	$56.42	$40.01

As of February 24, 2014, there were approximately 4,300 shareholders of record of our Class A common stock, including shares held in nominee names by brokers and other institutions.

Our senior secured credit facilities may limit the amount of dividends we may pay to stockholders over the term of the agreement. Pursuant to the dividend policy we announced on November 26, 2012, our board of directors declared in 2013 a total annual cash dividend with respect to the outstanding shares of Class A and Class B Common Stock of $0.48 per share in equal quarterly installments of $0.12 per share. On January 17, 2014, our board of directors approved a 25% increase in the quarterly cash dividend to $0.15 per share of outstanding Class A Common Stock beginning with the first quarter of 2014.

Issuer Purchases of Equity Securities

On May 7, 2013, we repurchased and held in treasury 365,384 shares of our Class A Common Stock for a total of $8.4 million. During the year ended December 31, 2013, we reissued all of the treasury shares in connection with stock option exercises.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,575,800	$6.22	1,158,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,575,800	$6.22	1,158,000

For a more detailed description of our option plans and grants, we refer you to Note 11 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2008 through December 31, 2013 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies:  Gray Television, Inc., LIN TV Corp. and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2008. The performance shown is not necessarily indicative of future performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$792.66	$1,172.34	$1,534.41	$2,072.63	$11,112.27
NASDAQ Composite Index	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Peer Group	$100.00	$191.08	$322.99	$393.08	$542.32	$1,859.68

Item 6.                      Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2013, 2012 and 2011 and balance sheet data as of December 31, 2013 and 2012 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2010 and 2009 and balance sheet data as of December 31, 2011, 2010 and 2009 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2011 and 2010, respectively. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2013	2012	2011	2010	2009
Statements of Operations Data, for the years ended December 31:
Net revenue	$502,330	$378,632	$306,491	$313,350	$251,979
Operating expenses (income):
Corporate expenses	26,339	24,636	19,780	19,890	18,561
Station direct operating expenses, net of trade	139,807	84,743	73,829	70,674	70,549
Selling, general and administrative expenses, excluding depreciation and amortization	124,594	92,899	85,387	81,001	70,964
Restructure Charge	-	-	-	-	670
Non-cash contract termination fees	-	-	-	-	191
Impairment of goodwill (1)	-	-	-	-	7,360
Impairment of other intangible assets (1)	-	-	-	-	8,804
Amortization of broadcast rights, excluding barter	12,613	8,591	9,947	9,527	13,248
Trade and barter expense	30,730	20,841	21,270	19,602	18,699
Depreciation	33,578	23,555	21,845	21,112	21,680
Amortization of intangible assets	30,148	22,994	25,979	23,732	23,705
Gain on asset exchange	-	-	-	(30)	(8,093)
Loss (gain) on asset disposal, net	1,280	468	461	294	(2,560)
Income from operations (2)	103,241	99,905	47,993	67,548	8,201
Interest expense	(66,243)	(51,559)	(53,004)	(54,266)	(39,182)
(Loss) gain on extinguishment of debt, net (3)	(34,724)	(3,272)	(1,155)	(8,356)	18,567
Other expenses	(1,459)	-	-	-	-
Income (loss) from continuing operations before income tax expense	815	45,074	(6,166)	4,926	(12,414)
Income tax (expense) benefit(4)	(2,600)	132,279	(5,725)	(6,741)	(200)
(Loss) income from continuing operations	(1,785)	177,353	(11,891)	(1,815)	(12,614)
Gain on disposal of station, net of income tax expense(5)	-	5,139	-	-	-
Net (loss) income	$(1,785)	$182,492	$(11,891)	$(1,815)	$(12,614)
Net (loss) income per common share:
Basic	$(0.06)	$6.31	$(0.42)	$(0.06)	$(0.44)
Diluted	$(0.06)	$5.94	$(0.42)	$(0.06)	$(0.44)
Weighted average common shares outstanding:
Basic	29,897	28,940	28,626	28,434	28,427
Diluted	29,897	30,732	28,626	28,434	28,427
Dividends declared per common share	$0.48	$-	$-	$-	$-

(1)	The Company recognized impairment charges on goodwill and FCC licenses during the year ended December 31, 2009.
(2)
Income from operations is generally higher during even-numbered years, when advertising revenue from state, congressional and presidential elections occur and from advertising aired during the Olympic Games. However, due to the accretive acquisitions in 2011, 2012 and 2013, the income from operations increased over time.

(3)	In 2013, the Company retired the $325.0 million outstanding principal balance under its 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $34.3 million.
(4)	In the fourth quarter of 2012, the Company decreased its valuation allowance by $151.4 million.
(5)	The Company recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense, during the year ended December 31, 2012.

	2013	2012	2011	2010	2009
Balance Sheet data, as of December 31:
Cash and cash equivalents	$40,028	$68,999	$7,546	$23,658	$12,752
Working capital	117,244	105,323	39,619	53,622	36,875
Net intangible assets and goodwill	649,607	491,096	335,602	339,040	362,762
Total assets	1,163,722	945,815	580,959	586,374	606,530
Total debt	1,071,119	857,642	640,361	643,100	670,374
Total stockholders’ (deficit) equity(1)	(13,231)	2,239	(184,119)	(175,880)	(176,978)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$27,339	$79,888	$40,340	$59,268	$22,993
Investing activities	(248,118)	(238,617)	(54,579)	(13,340)	(35,590)
Financing activities	191,808	220,182	(1,873)	(35,022)	9,515
Capital expenditures, net of proceeds from asset sales	18,736	17,250	13,316	13,799	18,838
Cash payments for broadcast rights	14,191	9,169	10,149	9,870	9,315

(1)
During the first quarter of 2013, the Company corrected its accumulated deficit as of December 31, 2012, 2011, 2010 and 2009 by an increase of $0.7 million for an error in deferred rent from tower leases recorded during a 2003 acquisition. See Note 9 of the Consolidated Financial Statements for additional information.

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

Executive Summary

2013 Highlights

•
Net revenue during 2013 increased by $123.7 million, or 32.7% compared to the same period in 2012. The increase in net revenue was primarily due to our December 2012 acquisition of 10 television stations and Inergize Digital Media (“Inergize”) from Newport Television, LLC (“Newport”) and 11 television stations acquired or contracted with to provide programming and sales services by the Company during 2013, partially offset by decreases due to 2013 being not a political or Olympic year.

•	During 2013, our Board of Directors declared quarterly dividends of $0.12 per share of Nexstar’s outstanding common stock, or total dividend payments of $14.3 million.

2013 Acquisitions

•
Effective January 1, 2013, Mission acquired the assets of KLRT, the FOX affiliate and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for $59.7 million, funded by $60.0 million term loan under Mission’s senior secured credit facility.

•
Effective February 1, 2013, we acquired the assets of KGPE, the CBS affiliate in Fresno, California market and KGET, the NBC/CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for $35.4 million in cash, funded by cash on hand.

•
Effective February 1, 2013, we entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, and an unrelated network affiliation agreement from Granite Broadcasting Corporation for $26.5 million in cash. Upon signing the agreement, we made a payment of $20.0 million, funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. On April 17, 2013, we received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, we paid the remaining purchase price of $6.5 million to complete the acquisition.

•
On March 1, 2013, we and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington, Vermont market from Smith Media, LLC for a total consideration of $16.6 million in cash, funded by a combination of our and Mission’s borrowings from the revolving credit facilities and cash on hand.

Signed Purchase Agreements

•
On April 24, 2013, we and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. A deposit of $27.0 million was paid upon signing the agreement which was funded by a combination of borrowings under our revolving credit facility and cash on hand. The acquisitions are projected to close in the second quarter of 2014 and the remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions.

•
On September 13, 2013, Mission entered into a definitive agreement to acquire 2 television stations in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). Mission will acquire the assets of WCIZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. Mission projects the acquisition to close in the second quarter of 2014.

•
On September 16, 2013, we entered into definitive agreements to acquire 3 television stations in 3 markets from Citadel Communications, L.P. and its related entities (“Citadel”). We will acquire the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash, subject to adjustments for working capital. Upon signing the purchase agreements, we paid a total of $44.8 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under our revolving credit facility and cash on hand. We began providing programming and sales services to these stations pursuant to time brokerage agreements effective September 16, 2013. We project the acquisitions to close in the first quarter of 2014 and expect to fund the $22.0 million remaining purchase price through borrowings under our existing credit facility and cash on hand.

•
On November 6, 2013, we entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $87.5 million in cash, subject to adjustments for working capital. Simultaneous with this acquisition, we entered into a purchase agreement with Mission pursuant to which Mission will acquire one of Grant’s television stations from us for $15.3 million and upon consummation, enter into local service agreements with us. A deposit of $8.5 million was paid upon signing the purchase agreement funded by our cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under our and Mission’s existing credit facilities and future credit market transactions. We project the acquisition to close in the second quarter of 2014.

•
On December 18, 2013, we and Mission entered into definitive agreements to acquire 6 television stations in 2 markets. We will acquire the outstanding equity of 5 stations for $33.5 million in cash, subject to adjustments for working capital, from Gray Television Group, Inc. (“Gray TV”) and Mission will acquire the outstanding equity of one station from Excalibur Broadcasting, LLC (“Excalibur”) for $4.0 million in cash, subject to adjustments for working capital. We and Mission project the acquisitions to close in the second quarter of 2014.

Debt Transactions

•	On January 3, 2013, Mission borrowed $60.0 million in term loans under its senior secured credit facility to fund the acquisition of the assets of KLRT and KASN from Newport.

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

•
On October 1, 2013, we issued $275.0 million of 6.875% Notes at 100.25%. The 6.875% Notes will mature on November 15, 2020 and interest is payable semiannually in arrears on May 15 and November 15 of each year. The notes have the same terms as, and are to be treated as a single class with our $250.0 million 6.875% Notes that were issued on November 9, 2012. Concurrently, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments provided for incremental term loans (“Term Loan B-2”) to us of $25.0 million and to Mission of $125.0 million and amended revolving credit facilities available to us of $75.0 million and to Mission of $30.0 million. On December 31, 2013, we and Mission began the scheduled quarterly repayments on the Term Loan B-2 of 0.25% of the aggregate principal. The remainder of the principal is due in full at maturity on October 1, 2020.

•
During September 2013, we repurchased $10.4 million of our 8.875% Senior Second Lien Notes (“8.875% Notes”) at an average price of 108.2%, plus accrued and unpaid interest. On October 1, 2013, we and Mission repurchased $292.7 million of the outstanding principal balance of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The tender offer expired on October 15, 2013 and we and Mission repurchased the remaining principal balance of $21.9 million at a redemption price of 107.0%, plus accrued and unpaid interest, on November 16, 2013. These transactions resulted in a loss on extinguishment of debt of $34.3 million.

•
On December 9, 2013, we and Mission entered into amendments to each of our senior secured credit facilities. Under the terms of the amendments, we prepaid $5.0 million of the outstanding principal balance of our Term Loan B, issued in December 2012, and Mission received $5.0 million in Term Loan B-2. On the same date, we and Mission converted the $343.3 million total principal balance of Term Loan B into Term Loan B-2. The refinanced term loans allow favorable interest rates and extended debt maturity date for the Company.

•	Throughout 2013, we and Mission repaid the contractual maturities under each of our term loans, for a total of $3.0 million.

Overview of Operations

As of December 31, 2013, we owned, operated, programmed or provided sales and other services to 75 television stations and 18 digital multicast channels, including those owned by Mission, in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. The stations are affiliates of ABC (19 stations), NBC (16 stations), FOX (14 stations), CBS (13 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (5 stations and 2 digital multicast channels), Telemundo (one station), Bounce TV (9 digital multicast channels), LiveWell (3 digital multicast channels), Me-TV (1 digital multicast channel), LATV (1 digital multicast channel) and one independent station. Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and 6 digital multicast channels owned and/or operated by independent third parties. See Note 2 to our Consolidated Financial Statements in this Form 10-K for a discussion of the local service agreements we have with Mission.

The following table summarizes the various local service agreements we had in effect as of December 31, 2013 with Mission:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior unsecured notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements expire on various dates between 2014 and 2023 and are freely exercisable or assignable without the consent of Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission or its television stations. However, we are deemed under U.S. GAAP to have a controlling financial interest in Mission because of (1) the local service agreements we have with the Mission stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. In compliance with FCC regulations for both us and Mission, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

The operating revenue of our stations is derived primarily from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2013 and 2012, revenue generated from local broadcast advertising represented 70.1% and 71.4%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has been growing significantly in recent years relates to retransmission of our station signals by cable, satellite and other MVPDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream has primarily related to increases in the subscriber rates paid by MVPDs.

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

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2013 was not an election year or Olympic year, we are reporting less advertising revenue compared to 2012 on our legacy stations, which is consistent with our expectations.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Local	$265,376	51.0	$190,168	47.8	$181,569	57.3
National	113,423	21.8	76,123	19.1	65,728	20.8
Political	5,152	1.0	46,276	11.6	6,326	2.0
Retransmission compensation	101,119	19.4	60,933	15.4	37,393	11.8
Digital media revenue	30,846	5.9	18,363	4.6	16,224	5.1
Management fee	-	-	1,961	0.6	6,189	2.0
Other	4,280	0.9	3,708	0.9	3,294	1.0
Total gross revenue	520,196	100.0	397,532	100.0	316,723	100.0
Less: Agency commissions	(49,395)	(9.5)	(40,820)	(10.3)	(31,689)	(10.0)
Net broadcast revenue	470,801	90.5	356,712	89.7	285,034	90.0
Trade and barter revenue	31,529		21,920		21,457
Net revenue	$502,330		$378,632		$306,491

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Net revenue	$502,330	100.0	$378,632	100.0	$306,491	100.0
Operating expenses:
Corporate expenses	26,339	5.2	24,636	6.5	19,780	6.4
Station direct operating expenses, net of trade	139,807	27.8	84,743	22.4	73,829	24.1
Selling, general and administrative expenses	124,594	24.8	92,899	24.5	85,387	27.9
Loss on asset disposal, net	1,280	0.3	468	0.1	461	0.2
Trade and barter expense	30,730	6.1	20,841	5.5	21,270	6.9
Depreciation	33,578	6.7	23,555	6.2	21,845	7.1
Amortization of intangible assets	30,148	6.0	22,994	6.1	25,979	8.5
Amortization of broadcast rights, excluding barter	12,613	2.5	8,591	2.3	9,947	3.2
Income from operations	$103,241		$99,905		$47,993

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Gross local advertising revenue was $265.4 million for the year ended December 31, 2013, compared to $190.2 million for the same period in 2012, an increase of $75.2 million, or 39.5%. Gross national advertising revenue was $113.4 million for the year ended December 31, 2013, compared to $76.1 million for the same period in 2012, an increase of $37.3 million, or 49.0%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from the Company’s newly acquired stations, net of station disposal, of $113.6 million. Our legacy stations’ local and national advertising revenue declined by $1.1 million compared to 2012, which was inclusive of $5.5 million revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automotive, represented 24.7% and 24.2% of our legacy stations’ local and national advertising revenue for the year ended December 31, 2013 and 2012, respectively. Overall, this category increased by 1.6% for our legacy stations. The other categories representing our top five of our legacy stations were fast food/restaurants, which decreased 6.2%, furniture, which increased 1.0%, radio/TV/cable/newspaper, which increased 27.5% and paid programming, which decreased 12.0%.

Gross political advertising revenue was $5.2 million for the year ended December 31, 2013, compared to $46.3 million for the same period in 2012, a decrease of $41.1 million, or 88.9%, as expected, due to 2013 not being an election year.

Retransmission compensation was $101.1 million for the year ended December 31, 2013, compared to $60.9 million for the same period in 2012, an increase of $40.2 million, or 66.0%. The increase in retransmission compensation was primarily attributable to the $32.0 million incremental revenue from the Company’s newly acquired stations, net of station disposal, and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

Digital media revenue, representing web-based and mobile advertising revenue generated at our stations and Inergize, was $30.8 million for the year ended December 31, 2013, compared to $18.4 million for the same period in 2012, an increase of $12.5 million or 68.0%. The increase was primarily attributable to the $11.6 million incremental revenue from our newly acquired stations and Inergize, net of station disposal, including nonrecurring customer contract termination fees of $5.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our and Mission’s stations, were $26.3 million for the year ended December 31, 2013, compared to $24.6 million for the same period in 2012, an increase of $1.7 million, or 6.9%. This was primarily due to an increase in legal and professional fees of $0.9 million associated with our and Mission’s acquisitions of television stations and capital market activities and an increase in stock-based compensation expense of $0.7 million due to stock option grants during the third quarter of 2012.

    Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $264.4 million for the year ended December 31, 2013, compared to $177.6 million for the same period in 2012, an increase of $86.8 million, or 48.8%. The increase was primarily due to expenses of the Company’s newly acquired stations, net of station disposal, of $77.2 million and an increase in programming costs of our legacy stations of $9.6 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

    Amortization of broadcast rights, excluding barter was $12.6 million for the year ended December 31, 2013, compared to $8.6 million for the same period in 2012, an increase of $4.0 million, or 46.8%, of which $5.6 million is attributable to the Company’s newly acquired stations, net of station disposal. This increase was partially offset by changes in the programming mix of our legacy stations.

Amortization of intangible assets was $30.1 million for the year ended December 31, 2013, compared to $23.0 million for the same period in 2012, an increase of $7.2 million, or 31.1%. The increase was primarily attributable to incremental amortization of intangible assets from the Company’s newly acquired stations of $11.2 million and an additional $1.0 million amortization of intangible assets associated with certain customer contract terminations. These increases were partially offset by a $5.0 million decrease from certain of our legacy stations upon reaching full amortization of other intangible assets.

Depreciation of property and equipment was $33.6 million for the year ended December 31, 2013, compared to $23.6 million for the same period in 2012, an increase of $10.0 million, or 42.8%, primarily due to the incremental depreciation of fixed assets from the Company’s newly acquired stations, net of station disposal, of $8.8 million, and a $2.1 million increase in depreciation as a result of traffic software capitalized during 2013.

Interest Expense

Interest expense, net was $66.3 million for the year ended December 31, 2013, compared to $51.6 million for the same period in 2012, an increase of $14.7 million, or 28.5%. The increase was primarily attributable to our and Mission’s borrowings during the fourth quarter of 2012 and during 2013 to fund the acquisitions of stations and for general corporate purposes. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities and bonds that we and Mission completed during the fourth quarter of 2012 as well as lower interest rates on borrowings during 2013.

Loss on Extinguishment of Debt

In 2013, we and Mission recognized $34.7 million of loss on extinguishment of debt, which consisted of $34.3 million related to the retirement of the 8.875% Notes and $0.4 million related to the refinancing of senior secured credit facilities.

Other Expenses

Other expenses during the year ended December 31, 2013 were attributable to $1.0 million of underwriting fees we and Mission incurred to refinance term loans that allowed favorable interest rates and extended debt maturity date and our equity in losses of unconsolidated tower joint ventures of $0.5 million.

Income Taxes

The Company recognized an income tax expense of $2.6 million for the year ended December 31, 2013, compared to income tax benefit of $132.3 million for the same period in 2012, a decrease in income tax benefit of $134.9 million. The decrease in income tax benefit was primarily due to the release of a valuation allowance against deferred tax assets for NOLs and other deferred tax assets during 2012.

The effective income tax rate is 319.13% for the year ended December 31, 2013. The effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes net of federal benefit, and permanent items including meals and entertainment, nondeductible acquisition costs, and the limitation on officer compensation under Internal Revenue Code (“IRC”) section 162(m).

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

Digital media revenue, representing web-based and mobile advertising revenue generated at the Company’s stations, was $18.4 million for the year ended December 31, 2012, compared to $16.2 million for the same period in 2011, an increase of $2.2 million or 13.2%. The increase in digital media revenue was primarily attributable to digital media sales efforts and the incremental revenue from new stations acquired in December 2012 and during the second half of 2011.

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

Loss on Extinguishment of Debt

In 2012, the Company recognized $3.3 million of loss on extinguishment of debt, which consisted of $0.6 million and $0.9 million related to the retirement of 7% Notes and 7% PIK Notes, respectively, and $1.8 million related to Nexstar’s and Mission’s refinancing of their senior secured credit facilities. In 2011, the Company recognized $1.2 million of loss on extinguishment of debt, including $0.7 million related to the repurchase of the previously held 11.375% Senior Discount Notes, $0.2 million related to the repurchases of the 7% Notes and $0.3 million related to the repurchases of the 7% PIK Notes.

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

Liquidity and Capital Resources

We and Mission are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. Our and Mission’s ability to meet the future cash requirements described below depends on our and Mission’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our and Mission’s control. Based on current operations and anticipated future growth, we believe that our and Mission’s available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission may, from time to time, borrow under its existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

On June 28, 2013, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments provided commitments for Term Loan A Facilities available to us of $144.0 million and to Mission of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreements. On June 28, 2013, we received initial proceeds of $50.0 million under our Term Loan A Facility.

On October 1, 2013, we issued $275.0 million of 6.875% Notes at 100.25%. The 6.875% Notes will mature on November 15, 2020 and interest is payable semiannually in arrears on May 15 and November 15 of each year. The notes have the same terms as, and are to be treated as a single class with our $250.0 million 6.875% Notes that were issued on November 9, 2012.

On October 1, 2013, we and Mission entered into amendments to each of our senior secured credit facilities. The amendments provided for Term Loan B-2 to us of $25.0 million and to Mission of $125.0 million and amended revolving credit facilities available to us of $75.0 million and to Mission of $30.0 million. On December 31, 2013, we and Mission began the scheduled quarterly repayments on the Term Loan B-2 of 0.25% of the aggregate principal. The remainder of the principal is due in full at maturity on October 1, 2020.

During September 2013, we repurchased $10.4 million of the 8.875% Notes at an average price of 108.2%, plus accrued and unpaid interest. On October 1, 2013, Nexstar and Mission repurchased $292.7 million of the outstanding principal balance of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The tender offer expired on October 15, 2013 and we and Mission repurchased the remaining principal balance of $21.9 million at a redemption price of 107.0%, plus accrued and unpaid interest, on November 16, 2013. These transactions resulted in a loss on extinguishment of debt of $34.3 million.

On December 9, 2013, we and Mission entered into amendments to each of our senior secured credit facilities. Under the terms of the amendments, we prepaid $5.0 million of the outstanding principal balance of our Term Loan B, issued in December 2012, and Mission received $5.0 million in Term Loan B-2. On the same date, we and Mission converted the $343.3 million total principal balance of Term Loan B into Term Loan B-2. The refinanced term loans allow favorable interest rates and an extended debt maturity date for the Company.

On January 17, 2014, our board of directors approved a 25% increase in the quarterly cash dividend to $0.15 per share of outstanding Class A Common Stock beginning with the first quarter of 2014. The first quarterly dividend is payable on February 28, 2014, to shareholders of record on February 14, 2014.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$27,339	$79,888	$40,340
Net cash used in investing activities	(248,118)	(238,617)	(54,579)
Net cash provided by (used in) financing activities	191,808	220,182	(1,873)
Net (decrease) increase in cash and cash equivalents	$(28,971)	$61,453	$(16,112)
Cash paid for interest	$75,074	$66,360	$51,088
Cash paid for income taxes, net	$2,129	$1,597	$474

	As of December 31,
	2013	2012
Cash and cash equivalents	$40,028	$68,999
Long-term debt including current portion	1,071,119	857,642
Unused Term Loan A Facilities	184,000	-
Unused commitments under senior secured credit facilities(1)	105,000	100,000

__________________
(1)
Based on covenant calculations as of December 31, 2013, all of the $105 million of total unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $52.5 million during the year ended December 31, 2013 compared to the same period in 2012. This was primarily due to a $38.1 million use of cash resulting from the timing of collections of accounts receivable and payments to vendors, premium paid on retirement of the 8.875% Notes of $28.4 million, an increase in cash paid for interest of $8.7 million and an increase in payments for broadcast rights of $5.0 million. These decreases were partially offset by an increase in net revenue of $123.7 million less an increase in corporate expenses, station direct operating expenses and selling, general and administrative expenses of $88.5 million.

Cash paid for interest increased by $8.7 million during the year ended December 31, 2013 compared to the same period in 2012. The increase was primarily due to the $19.8 million cash interest paid on our 6.875% Notes, an increase in cash interest paid on our and Mission’s senior secured credit facilities of $9.9 million due to higher amounts of outstanding term loans and an increase in cash interest paid on the 8.875% Notes of $7.3 million primarily related to the interest items included in the accreted debt balances paid in 2013. These increases were partially offset by a $28.4 million decrease in cash paid for interest on our 7% Senior subordinated Notes (“7% Notes”) and 7% Senior subordinated PIK Notes (“7% PIK Notes”) that were retired in the fourth quarter of 2012.

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

Cash paid for interest increased by $15.3 million during the year ended December 31, 2012 compared to the same period in 2011. This was due to the increase of $17.3 million in cash paid for interest on our 7% Notes and 7% PIK Notes primarily related to the interest items included in the accreted debt balances paid in 2012, and an increase of $0.8 million in cash interest paid on the senior secured credit facilities due to larger amounts outstanding under the Company’s revolving credit facilities and term loans. These increases were partially offset by a $2.8 million decrease in cash paid for interest on our 11.375% senior discount notes redeemed in 2011.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $9.5 million during the year ended December 31, 2013 compared to the same period in 2012. Capital expenditures during the year ended December 31, 2013 increased by $1.7 million compared to the same period in 2012, primarily due to capital expenditures of stations the Company acquired in December 2012 and during 2013. During the year ended December 31, 2013, deposits and payments for acquisitions, net of proceeds from station disposal, was $229.4 million, compared to $221.6 million for the same period in 2012.

Net cash used in investing activities increased by $184.0 million during the year ended December 31, 2012 compared to the same period in 2011. Capital expenditures were $17.3 million during the year ended December 31, 2012 compared to $13.3 million for the same period in 2011. Additionally, the Company acquired the assets of ten television stations in seven markets and Inergize Digital Media from Newport for $225.0 million and made escrow payments of $10.4 million for the acquisitions of seven stations in four markets. These uses of cash for investing activities were partially offset by $13.9 million net proceeds from sale of the net assets of KBTV.

Cash Flows – Financing Activities

    Net cash flows provided by financing activities decreased by $28.4 million during the year ended December 31, 2013 compared to the same period in 2012.

    During 2013, we and Mission borrowed a total of $379.0 million in term loans and revolving loans under our and Mission’s senior secured credit facilities. On October 1, 2013, we also completed the sale and issuance of the $275.0 million 6.875% Notes. The proceeds from these borrowings were used to partially finance deposits and payments for acquisition of stations, retirement of the 8.875% Notes and for general corporate purposes. We also received $7.0 million proceeds from stock option exercises. The cash flow increases were partially offset by repayments of $122.0 million outstanding obligations under our and Mission’s senior secured facilities, retirement of the 8.875% Notes for $316.8 million, quarterly dividend payments to our Class A and Class B common stockholders of $14.3 million, purchase of treasury stock for $8.4 million and payments for debt financing costs of $7.2 million.

Net cash provided by financing activities was $220.2 million for the year ended December 31, 2012 compared to $1.9 million net cash used in financing activities for the same period in 2011.

During 2012, we and Mission borrowed $360.5 million in term loans and revolving loans under our and Mission’s senior secured credit facilities. On November 9, 2012, we completed the sale and issuance of $250.0 million 6.875% Notes. The proceeds from these borrowings were used to partially finance deposits and payments for acquisition of stations, repayment of outstanding obligations under our and Mission’s senior secured credit facilities and retirement of the outstanding principal balance on our 7% Notes and 7% PIK Notes. We also received $1.8 million proceeds from stock option exercises and recognized a cash inflow of $0.7 million excess tax benefit from stock-based compensation arrangements. The cash flow increases were partially offset by repayments of $242.9 million outstanding obligations under our and Mission’s senior secured facilities, retirement of our 7% Notes and 7% PIK Notes for $36.6 million and $99.3 million, respectively, and payments for debt financing costs of $13.2 million.

During 2011, we borrowed a $50.0 million term loan, which was used to repurchase various outstanding notes, and borrowed $40.4 million of revolving loans, primarily related to acquisitions, both under our senior secured credit facility. Throughout the year, we repaid $22.8 million of our revolving loans, using cash on hand. The outstanding balance of the 11.375% Senior Discount Notes of $45.9 million, $7.3 million of outstanding 7% Notes and $21.2 million of outstanding 7% PIK Notes were repurchased during the year, from the proceeds of the term loan borrowing and cash on hand, all amounts net of amounts paid related to accrued PIK interest and original issue discount. Mission borrowed $6.7 million of revolving loans under the Mission senior secured credit facility, related to the acquisition of WTVW from Nexstar in 2011.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2013, we and Mission had total combined debt of $1.1 billion, which represented 101.3% of our and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

We and Mission had $105.0 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2013. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce our and Mission’s future borrowing capacity and the amount of total unused revolving loan commitments.

The Company’s unused Term Loan A Facilities of $184.0 million are expected to be utilized to fund a portion of the remaining $243.0 million due for the acquisition of CCA and White Knight upon closing, which we project to close in the second quarter of 2014. The Company and Rocky Creek expects to fund the remaining purchase price through cash on hand and cash generated prior to closing and additional amounts drawn under the Company’s senior secured credit facilities.

The Company also signed agreements to acquire stations from Citadel, Stainless, Grant, Gray TV and Excalibur. We will fund the remaining $22.0 million to Citadel, $79.0 million to Grant and $33.5 million to Gray TV, subject to adjustments for working capital, through cash generated from operations prior to closing, borrowings under our senior secured credit facility and future credit market transactions, upon closing, which we project to occur in the second quarter of 2014. Mission will finance the remaining purchase price of $15.1 million to Stainless, $15.3 million to us and $4.0 million to Excalibur, subject to working capital adjustments, through cash generated from operations prior to closing and borrowings under its senior secured credit facility, which Mission expects to close in the second quarter of 2014.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2013 (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Nexstar senior secured credit facility	$314,108	$4,523	$13,170	$45,545	$250,870
Mission senior secured credit facility	232,896	2,334	4,670	4,670	221,222
6.875% Senior unsecured notes due 2020	525,000	-	-	-	525,000
	$1,072,004	$6,857	$17,840	$50,215	$997,092

We make semiannual interest payments on our 6.875% Notes on May 15 and November 15 of each year. During the fourth quarter of 2013, we and Mission fully paid all debt outstanding on the 8.875% Notes. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Nexstar and Mission senior secured credit facilities, as well as the indentures governing our 6.875% Notes, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our 6.875% Notes for a period of at least the next twelve months from December 31, 2013.

No Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar’s and Mission’s contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Nexstar senior secured credit facility	$314,108	$4,523	$13,170	$45,545	$250,870
Mission senior secured credit facility	232,896	2,334	4,670	4,670	221,222
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
Cash interest on debt	385,643	57,578	114,427	111,779	101,859
Broadcast rights current cash commitments(1)	5,207	2,607	2,231	355	14
Broadcast rights future cash commitments	16,368	8,035	5,719	1,574	1,040
Executive employee contracts(2)	31,291	9,611	15,044	6,636	-
Operating lease obligations	58,696	6,001	11,897	12,248	28,550
Total contractual cash obligations	$1,569,209	$90,689	$167,158	$182,807	$1,128,555

(1)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2013 in the amount of $11.6 million.
(2)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2013, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

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

Mission is included in our Consolidated Financial Statements because we are deemed to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements we have with the Mission stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting Mission’s economic performance, including budgeting for Mission’s advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements expire on various dates between 2014 and 2023 and are freely exercisable or assignable without the consent of Mission or its shareholders.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $649.6 million, or 55.8%, of our total assets as of December 31, 2013. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We assessed the recoverability of one of our reporting units for impairment as of September 30, 2013, between the required annual tests, as a result of the termination of certain web hosting and other services agreements. Based on the results of the step one analysis, it was more likely that not that the fair value of the reporting unit exceeds its carrying amount. Therefore, no impairment of goodwill was indicated and we deemed it not necessary to perform the step two impairment test.

We completed our annual test for impairment of goodwill and FCC licenses tested for impairment as of December 31, 2013 and 2012, resulting in no need for impairment charges. All of the fair values of our reporting units and FCC licenses tested for impairment exceeded their carrying amounts. In aggregate, excluding stations acquired in 2012 and 2013, our fair values exceeded their book values by a margin of 209%, representing a range of 43% to 717%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2013	2012
Market growth rates	(1.4) – 5.1%	0.1 – 5.1%
Operating profit margins – FCC licenses	12.5 – 35.4%	12.0 – 34.5%
Operating profit margins – goodwill	21.5 – 41.2%	21.0 – 38.6%
Discount rate	10.5%	10.0%
Tax rate	35.3 – 40.6%	35.2 – 40.6%
Capitalization rate	7.5 – 9.5%	7.3 – 9.0%

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $3.0 million and $2.0 million as of December 31, 2013 and 2012, respectively.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is available for broadcast. We consider programs that have been produced prior to our contract period to be available for broadcast, while programs that are produced throughout the contract period are recorded and amortized as they are aired. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we amortize the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2013, the carrying amounts of our current broadcast rights were $7.1 million and non-current broadcast rights were $8.4 million.

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

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $22.8 million, $13.8 million and $13.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Trade revenue of $8.7 million, $8.1 million and $8.0 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. We incurred trade and barter expense of $30.7 million, $20.8 million and $21.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. On May 7, 2013, ABRY sold 3,865,384 shares of common stock and it no longer has any ownership interest in us. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of our NOLs. The sale of common stock by ABRY is not expected to impact Mission. We and Mission expect to be able to utilize the existing NOLs prior to their expiration. Our estimated annual Section 382 limitation following the ownership change is $150.0 million for 2014, $91.0 million for each of 2015-2017, $45.0 million for 2018 and $21.0 million annually thereafter.

In addition, any subsequent ownership changes could result in additional limitations. The ability to use NOLs is also dependent upon our and Mission’s ability to generate taxable income. The NOLs could expire before we and Mission generate sufficient taxable income. To the extent our and Mission’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were able to use NOLs, which could have a negative effect on our and Mission’s financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

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

The interest rate on the term loan borrowings under the senior credit facilities ranged from 2.4% to 3.8% as of December 31, 2013 and the interest rate on the revolving credit facilities was 2.4%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on certain of our and Mission’s term loans, an increase in LIBOR of 100 basis points (one percentage point) from the December 31, 2013 level would increase the Company’s annual interest expense and decrease cash flow from operations by $1.7 million, based on the outstanding balance of our and Mission’s credit facilities as of December 31, 2013. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $0.3 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $0.1 million. Our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2013, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

We have excluded KLRT, KASN, KGET, KKEY-LP, KGPE, KSEE, WFFF, WVNY, KCAU, WHBF and WOI from our assessment of internal control over financial reporting as of December 31, 2013, because either they were acquired in purchase business combinations or we became the primary beneficiary of variable interests in the stations in 2013. These acquired businesses and consolidated variable interest entities represented collectively 5.6% of our consolidated total assets and 11.2% of our consolidated total net revenues as of and for the year ended December 31, 2013.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item 11 will be set forth in the Proxy Statement under the headings “Compensation of Named Executive Officers” and “Compensation of Directors,” which information is incorporated herein by reference. Information specified in Items 402(k) and 402(l) of Regulation S-K and set forth in the Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information required by this Item 12 will be set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management,” and “Compensation of Named Executive Officers,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 will be set forth in the Proxy Statement under the heading “Certain Relationships and Related Person Transactions,” which information is incorporated herein by reference.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

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
Thomas E. Carter
Chief Financial Officer
Dated: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2014.

Name	Title

/s/ PERRY A. SOOK	President, Chief Executive Officer and Director
Perry A. Sook	(Principal Executive Officer)

/s/ THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)

/s/ JAY M. GROSSMAN	Director
Jay M. Grossman

/s/ ROYCE YUDKOFF	Director
Royce Yudkoff

/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong

/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

/s/ LISBETH MCNABB	Director
Lisbeth McNabb

/s/ Dennis A. Miller	Director
Dennis A. Miller

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Broadcasting Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded KLRT, KASN, KGET, KKEY-LP, KGPE, KSEE, WFFF, WVNY, KCAU, WHBF and WOI from its assessment of internal control over financial reporting as of December 31, 2013 because they were either acquired by the Company in purchase business combinations or the Company became the primary beneficiary of variable interests in the stations during 2013. We have also excluded KLRT, KASN, KGET, KKEY-LP, KGPE, KSEE, WFFF, WVNY, KCAU, WHBF and WOI from our audit of internal control over financial reporting. KLRT, KASN, KGET, KKEY-LP, KGPE, KSEE, WFFF and WVNY are wholly owned subsidiaries and KCAU, WHBF and WOI are consolidated variable interest entities whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5.6% and 11.2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 3, 2014

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$40,028	$68,999
Accounts receivable, net of allowance for doubtful accounts of $3,035 and $1,965, respectively	109,430	74,553
Current portion of broadcast rights	7,057	8,477
Deferred tax assets	38,585	8,861
Prepaid expenses and other current assets	6,066	2,436
Total current assets	201,166	163,326
Property and equipment, net	212,259	180,162
Goodwill	198,052	148,409
FCC licenses	222,757	198,257
FCC licenses of consolidated variable interest entities	66,263	21,939
Other intangible assets, net	162,535	122,491
Deferred tax assets	30,898	72,090
Other noncurrent assets	69,792	39,141
Total assets	$1,163,722	$945,815
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of debt	$6,857	$2,175
Current portion of broadcast rights payable	6,282	9,094
Accounts payable	10,250	13,307
Accrued expenses	24,142	18,122
Interest payable	4,661	8,703
Amounts payable to sellers for acquisition of stations	22,000	-
Other current liabilities of Mission	4,923	3,195
Other current liabilities	4,807	3,407
Total current liabilities	83,922	58,003
Debt	1,064,262	855,467
Other noncurrent liabilities of Mission	8,080	7,828
Other noncurrent liabilities	20,689	22,278
Total liabilities	1,176,953	943,576
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2013 and 2012	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 30,598,535 and 21,677,248 shares issued and outstanding at December 31, 2013 and 2012, respectively	306	217
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2013 and 7,702,471 shares issued and outstanding at December 31, 2012	-	77
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2013 and 2012	-	-
Additional paid-in capital	396,817	410,514
Accumulated deficit	(410,354)	(408,569)
Total stockholders' (deficit) equity	(13,231)	2,239
Total liabilities and stockholders' (deficit) equity	$1,163,722	$945,815

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years Ended December 31,
	2013	2012	2011

Net revenue	$502,330	$378,632	$306,491
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	147,711	91,764	81,657
Selling, general, and administrative expenses, excluding depreciation and amortization	150,933	117,535	105,167
Amortization of broadcast rights	35,439	22,411	23,389
Amortization of intangible assets	30,148	22,994	25,979
Depreciation	33,578	23,555	21,845
Loss on asset disposal, net	1,280	468	461
Total operating expenses	399,089	278,727	258,498
Income from operations	103,241	99,905	47,993
Interest expense, net	(66,243)	(51,559)	(53,004)
Loss on extinguishment of debt, net	(34,724)	(3,272)	(1,155)
Other expenses	(1,459)	-	-
Income (loss) from continuing operations before income tax (expense) benefit	815	45,074	(6,166)
Income tax (expense) benefit	(2,600)	132,279	(5,725)
(Loss) income from continuing operations	(1,785)	177,353	(11,891)
Gain on disposal of station, net of income tax expense of $3,098	-	5,139	-
Net (loss) income	$(1,785)	$182,492	$(11,891)
(Loss) income per common share from continuing operations:
Basic	$(0.06)	$6.13	$(0.42)
Diluted	$(0.06)	$5.77	$(0.42)
Gain on disposal of station, net of income tax expense, per common share:
Basic	$-	$0.18	$-
Diluted	$-	$0.17	$-
Net (loss) income per common share:
Basic	$(0.06)	$6.31	$(0.42)
Diluted	$(0.06)	$5.94	$(0.42)
Weighted average number of common shares outstanding:
Basic	29,897	28,940	28,626
Diluted	29,897	30,732	28,626

Dividends declared per common share	$0.48	$-	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
For the Three Years Ended December 31, 2013
(in thousands, except share information)

													Total
			Common Stock						Additional				Stockholders'
	Preferred Stock		Class A		Class B		Class C		Paid-In	Treasury Stock		Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balances as of December 31, 2010	-	$-	15,038,839	$150	13,411,588	$134	-	$-	$403,006	-	$-	$(579,170)	$(175,880)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,162	-	-	-	1,162
Exercise of stock options	-	-	14,000	1	-	-	-	-	66	-	-	-	67
Issuance of stock for station acquisition	-	-	334,292	3	-	-	-	-	2,420	-	-	-	2,423
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,891)	(11,891)
Balances as of December 31, 2011	-	-	15,387,131	154	13,411,588	134	-	-	406,654	-	-	(591,061)	(184,119)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,362	-	-	-	1,362
Exercise of stock options	-	-	581,000	6	-	-	-	-	1,762	-	-	-	1,768
Conversion of Class B common stock to Class A common stock	-	-	5,709,117	57	(5,709,117)	(57)	-	-	-	-	-	-	-
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	736	-	-	-	736
Net income	-	-	-	-	-	-	-	-	-	-	-	182,492	182,492
Balances as of December 31, 2012	-	-	21,677,248	217	7,702,471	77	-	-	410,514	-	-	(408,569)	2,239
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,080	-	-	-	2,080
Conversion of Class B common stock to Class A common stock	-	-	7,702,471	77	(7,702,471)	(77)	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(365,384)	(8,422)	-	(8,422)
Exercise of stock options	-	-	1,218,816	12	-	-	-	-	(1,475)	365,384	8,422	-	6,959
Common stock dividends paid	-	-	-	-	-	-	-	-	(14,302)	-	-	-	(14,302)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,785)	(1,785)
Balances as of December 31, 2013	-	$-	30,598,535	$306	-	$-	-	$-	$396,817	-	$-	$(410,354)	$(13,231)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,785)	$182,492	$(11,891)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	2,667	(132,618)	5,218
Provision for bad debts	2,697	2,390	2,376
Depreciation of property and equipment	33,578	23,555	21,845
Amortization of intangible assets	30,148	22,994	25,979
Amortization of debt financing costs	2,223	1,610	1,715
Amortization of broadcast rights, excluding barter	12,613	8,591	9,947
Payments for broadcast rights	(14,191)	(9,169)	(10,149)
Gain on disposal of station	-	(5,139)	-
Loss on asset disposal, net	1,280	468	461
Loss on extinguishment of debt, net	34,724	3,272	1,155
Premium paid for debt extinguishment, net	(28,364)	(344)	(254)
Issue discount and PIK interest paid upon debt extinguishment	(8,161)	(15,625)	(3,341)
Deferred gain recognition	(436)	(437)	(436)
Amortization of debt discount, net	1,057	1,329	1,741
Amortization of deferred representation fee incentive	(820)	(769)	(618)
Stock-based compensation expense	2,080	1,362	1,162
Excess tax benefit from stock option exercises	-	(736)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38,114)	(5,348)	(8,177)
Prepaid expenses and other current assets	(3,177)	(348)	625
Other noncurrent assets	97	(1,690)	781
Accounts payable and accrued expenses	4,282	6,809	1,845
Interest payable	(4,042)	(2,165)	1,619
Deferred revenue	51	(448)	(1,068)
Other liabilities of Mission	691	428	679
Other noncurrent liabilities	(1,759)	(576)	(874)
Net cash provided by operating activities	27,339	79,888	40,340
Cash flows from investing activities:
Purchases of property and equipment	(18,955)	(17,260)	(13,349)
Proceeds from disposals of property and equipment	219	236	122
Deposits and payments for acquisitions	(229,382)	(235,453)	(41,352)
Proceeds from disposal of station	-	13,860	-
Net cash used in investing activities	(248,118)	(238,617)	(54,579)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	654,563	608,750	97,100
Repayments of long-term debt	(438,835)	(377,806)	(98,507)
Payments for debt financing costs	(7,210)	(13,238)	(533)
Payments for capital lease obligations	(945)	(28)	-
Purchase of treasury stock	(8,422)	-	-
Proceeds from exercise of stock options	6,959	1,768	67
Excess tax benefit from stock option exercises	-	736	-
Common stock dividends paid	(14,302)	-	-
Net cash provided by (used in) financing activities	191,808	220,182	(1,873)
Net (decrease) increase in cash and cash equivalents	(28,971)	61,453	(16,112)
Cash and cash equivalents at beginning of period	68,999	7,546	23,658
Cash and cash equivalents at end of period	$40,028	$68,999	$7,546
Supplemental information:
Interest paid	$75,074	$66,360	$51,088
Income taxes paid, net	$2,129	$1,597	$474
Non-cash investing and financing activities:
Amounts payable to sellers for acquisition of stations	$22,000	$-	$-
Accrued purchases of property and equipment	$1,763	$1,263	$1,674
Noncash purchases of property and equipment	$3,683	$451	$484
Station acquisition through issuance of Class A common stock	$-	$-	$2,423
Accrued debt financing costs	$77	$1,242	$30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2013, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 75 television stations and 18 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. The stations are affiliates of ABC (19 stations), NBC (16 stations), FOX (14 stations), CBS (13 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (5 stations and 2 digital multicast channels), Telemundo (one station), Bounce TV (9 digital multicast channels), LiveWell (3 digital multicast channels), Me-TV (1 digital multicast channel), LATV (1 digital multicast channel) and one independent station. The stations reach approximately 14.9 million viewers or 12.9% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 25 stations and 6 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and its subsidiaries. Also included in the Consolidated Financial Statements are the accounts of independently-owned variable interest entities (“VIEs”), Mission and certain stations owned by Citadel Communications, L.P. and its related entities (“Citadel”). Nexstar and the consolidated VIEs are collectively referred to as the “Company”. Where the assets of the consolidated VIEs are not available to be used to settle the obligations of Nexstar, they are presented as assets of the consolidated VIEs on the Consolidated Balance Sheets. Conversely, where the creditors of the consolidated VIEs do not have recourse to the general credit of Nexstar, the related liabilities are presented as liabilities of the consolidated VIEs on the Consolidated Balance Sheets. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

During 2013, the Company entered into amendments to its senior secured credit facilities that allowed incremental term loan facilities, increase in aggregate revolving credit facilities and refinancing of existing loans for favorable interest rates and extended debt maturity date. On October 1, 2013, Nexstar completed the sale and issuance of $275.0 million 6.875% Senior Unsecured Notes. The notes have the same terms as, and are to be treated as a single class with Nexstar’s $250.0 million 6.875% Senior Unsecured Notes that were issued on November 9, 2012 (both issuances are herein referred to as the “6.875% Notes”). The proceeds of $275.0 million 6.875% Notes together with the proceeds of incremental term loan facilities under the Company’s senior secured credit facilities were used to retire the $325.0 million 8.875% Senior Secured Second Lien Notes (“8.875% Notes”) and to partially fund the required deposits and payments for acquisitions. See Notes 3 and 7 for additional information with respect to the Company’s acquisitions and debt transactions, respectively.

As of December 31, 2013, the Company was in compliance with all covenants contained in the amended credit agreements governing its senior secured credit facilities and the indenture governing the 6.875% Notes. The Company expects to continue to be in compliance with all such covenants for at least the next twelve months from December 31, 2013.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. The Company expects these option agreements, if unexercised, will be renewed upon expiration. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 15 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and/or operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of December 31, 2013:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, and WVNY

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

In 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the owner of WYZZ, the FOX affiliate in Peoria, Illinois. In 2005, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair, the owner of WUHF, the FOX affiliate in Rochester, New York. Under the outsourcing agreements, Nexstar provides certain engineering, production, sales and administrative services for WYZZ and WUHF through WMBD and WROC, the Nexstar television stations in the respective markets. During the term of the outsourcing agreements, Nexstar is obligated to pay Sinclair a monthly fee based on the combined operating cash flow of WMBD and WYZZ and of WROC and WUHF, as defined in the agreements, which both expired on December 31, 2013. On November 22, 2013, Cunningham Broadcasting Corporation (“Cunningham”) acquired the assets of WYZZ from Sinclair and became the successor to the outsourcing agreement with Nexstar. Effective January 1, 2014, Cunningham extended the outsourcing agreement for WYZZ through December 31, 2017. The outsourcing agreement with Sinclair for WUHF was not renewed and terminated on December 31, 2013.

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

Nexstar has determined that it has variable interests in WYZZ and WHP and had a variable interest in WUHF. Nexstar has evaluated its arrangements with Sinclair and Cunningham and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of VIEs. Under the outsourcing agreements for WYZZ and WUHF, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ and WUHF outsourcing agreements consists of the fees paid to Sinclair and to Cunningham. Additionally, Nexstar indemnifies the owners of WHP, WYZZ and WUHF from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. As of December 31, 2013 and 2012, Nexstar had a balance in accounts payable to Sinclair and Cunningham for fees under these arrangements of $1.8 million and $3.4 million, respectively, and had receivables for advertising aired on these two stations of $2.5 million and $2.7 million, respectively. Fees incurred under these arrangements of $5.3 million, $10.3 million and $5.6 million were included in direct operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, respectively. Nexstar received payments from Newport and Sinclair under the TBA of $50 thousand, which were included in the Consolidated Statements of Operations for each of the years ended December 31, 2013, 2012 and 2011.

Nexstar has also determined that it has variable interests in the stations included in the proposed acquisition from Citadel (See Note 3) as a result of TBAs effective September 16, 2013. Nexstar has evaluated its arrangements with these stations and determined that it is the primary beneficiary of the variable interests because it has the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has consolidated these stations under authoritative guidance related to the consolidation of VIEs as of September 16, 2013.

Nexstar had a variable interest in Four Points Media Group Holdings, LLC (“Four Points”) due to a management services agreement between the two companies. Four Points owned and operated seven individual stations in four markets. Under this agreement, Nexstar managed the stations for Four Points but did not have ultimate control over the policies or operations of the stations. Nexstar had evaluated the business arrangement with Four Points and concluded that Nexstar was not the primary beneficiary of the variable interest because it did not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, setting advertising rates, programming and oversight and control of employees responsible for carrying out business activities of the stations. Therefore, Nexstar did not consolidate Four Points’ financial results. In September 2011, Four Points entered into a definitive agreement to sell their stations to Sinclair and Nexstar began transitioning duties to Sinclair. The sale closed on January 3, 2012, terminating the management services agreement, whereby Nexstar received a payment of $6.7 million, including the outstanding accounts receivable balance of $4.8 million and a contract termination fee of $1.9 million, recorded in net revenue in the year ended December 31, 2011. All amounts due from Four Points were received in 2012.

Nexstar also had a variable interest in a newly acquired station, KSEE, the NBC affiliate serving the Fresno, California market, as a result of the TBA with the station during the period February 1, 2013 to May 31, 2013. Nexstar had evaluated the business arrangement with KSEE and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated KSEE as of February 1, 2013 under authoritative guidance related to the consolidation of VIEs. The acquisition of KSEE closed effective May 31, 2013. See Note 3 for additional information.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of property and equipment, intangible assets and goodwill from business combinations, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability and useful lives of tangible and intangible assets and the fair value of non-monetary asset exchanges. Actual results may vary from such estimates recorded.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of advertising. Total revenue includes cash and barter advertising revenue, retransmission compensation and other broadcast related revenues. Advertising revenue is recognized, net of agency commissions, in the period during which the advertisements are broadcast on its stations or delivered on its websites. Any amounts paid by customers but not earned by the balance sheet date are recorded in deferred revenue. Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $22.8 million, $13.8 million and $13.5 million of barter revenue and barter expense for the years ended December 31, 2013, 2012 and 2011, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $8.7 million, $8.1 million and $8.0 million of trade revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $7.9 million, $7.0 million and $7.8 million of trade expense for the years ended December 31, 2013, 2012 and 2011, respectively, which was included in direct operating expenses in the Company’s Consolidated Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: (1) the cost of each program is known or reasonably determinable, (2) the license period has begun, (3) the program material has been accepted in accordance with the license agreement, and (4) the programming is available for use. Programs that have been produced prior to our contract period are considered available for broadcast, while programs that are produced throughout the contract are recorded and amortized as they are aired. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company records amortization of the broadcast rights such that they equal the amount of projected future net revenue. If the expected broadcast period is shortened or cancelled, the Company would be required to amortize the remaining value of the related broadcast rights on an accelerated basis.

Property and Equipment, Net

Property and equipment is stated at cost or estimated fair value at the date of acquisition. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 4).

Intangible Assets, Net

Intangible assets consist primarily of goodwill, representing the excess of the purchase price of acquired businesses over the fair values of net assets acquired on the acquisition date, and broadcast licenses (“FCC licenses”) and network affiliation agreements, recorded at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause and acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

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

The Company tests network affiliation agreements for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2013 and 2012, debt financing costs of $18.0 million and $15.6 million, respectively, were included in other noncurrent assets.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders’ (deficit) equity. During the years ended December 31, 2013, 2012 and 2011, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.6 million, $2.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which the majority was recognized in trade expense.

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

(Loss) Income Per Share

Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares are calculated using the treasury stock method.  They consist of stock options outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options.  The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Weighted average shares outstanding - basic	29,897	28,940	28,626
Effect of dilutive stock options	-	1,792	-
Weighted average shares outstanding - diluted	29,897	30,732	28,626

The Company has outstanding stock options to acquire 3,418,000, 379,000 and 3,777,000 weighted average shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, the effects of which are excluded from the calculation of dilutive (loss) income per share, as their inclusion would have been anti-dilutive for the periods presented.

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

3. Acquisitions and Dispositions

Gray TV/Excalibur

On December 18, 2013, Nexstar and Mission entered into definitive agreements to acquire 6 television stations in 2 markets. Under the terms of the purchase agreements, Nexstar will acquire the outstanding equity of the following stations for $33.5 million in cash, subject to adjustments for working capital, along with their respective network affiliation agreements: WMBB (ABC) in the Panama City, Florida market, KREX (CBS) and KGJT (MyNetworkTV), both in the Grand Junction, Colorado market, KREG (CBS), in the Glenwood Springs, Colorado market and KREY (CBS), in the Montrose, Colorado market, from Gray Television Group, Inc. (“Gray TV”). Both KREG and KREY operate as satellite stations of KREX. Mission will acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC (“Excalibur”). The acquisitions will allow the Company entrance into 2 new markets. The purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company is projecting them to close in the second quarter of 2014. No significant transaction costs were incurred in connection with these acquisitions during the year ended December 31, 2013.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $87.5 million in cash, subject to adjustments for working capital. The stations to be acquired, along with their respective network affiliation agreements are WFXR (FOX) and WWCW (The CW), both in the Roanoke, Virginia market, WZDX (FOX), in the Huntsville, Alabama market, KGCW (the CW) and KLJB (FOX), both in the Quad Cities, Iowa market and WLAX (FOX) and WEUX (FOX), both in the LaCrosse, Wisconsin market. Simultaneous with this acquisition, Nexstar entered into a purchase agreement with Mission pursuant to which Mission will acquire KLJB from Nexstar for $15.3 million in cash and, upon consummation, enter into local service agreements with Nexstar. The acquisitions will allow the Company entrance into 3 new markets and a duopoly in one market. A deposit of $8.5 million was paid by Nexstar upon signing the stock purchase agreement funded by cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company is projecting them to close in the second quarter of 2014.

During the year ended December 31, 2013, Nexstar incurred acquisition related costs of $0.3 million, which primarily consisted of legal and professional fees. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Citadel

On September 16, 2013, Nexstar entered into definitive agreements to acquire 3 television stations in 3 markets along with the respective network affiliation agreements: WOI (ABC) in the Des Moines, Iowa market, WHBF (CBS) in the Rock Island, Illinois market and KCAU (ABC) in the Sioux City, Iowa market. Under the terms of the purchase agreements, Nexstar will acquire the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash, subject to adjustments for working capital, from Citadel. These acquisitions will allow Nexstar entrance into 3 new markets. Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility (See Note 7) and cash on hand. Nexstar began providing programming and sales services to these stations pursuant to TBAs effective September 16, 2013. The remaining purchase price of $22.0 million is expected to be funded by Nexstar through borrowings under its existing credit facility and cash on hand. As of December 31, 2013, this amount is included in the current liabilities of the Consolidated Balance Sheet. The acquisitions are subject to FCC approval and other customary conditions and Nexstar is projecting them to close in the first quarter of 2014.

During the year ended December 31, 2013, Nexstar incurred acquisition related costs of $0.4 million, which primarily consisted of legal and professional fees. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

As discussed in Note 2, Nexstar is the primary beneficiary of its variable interests in KCAU, WHBF and WOI. Therefore, Nexstar consolidated these entities into its Consolidated Financial Statements beginning September 16, 2013. Nexstar is in the process of finalizing the allocation of purchase price to the fair values of assets and liabilities acquired and managed through TBAs. The preliminary estimated fair values of the assets acquired, FCC licenses and real property interests to be acquired and liabilities assumed in the acquisitions are as follows (in thousands):

Broadcast rights	$269
Prepaid expenses and other current assets	252
Property and equipment	10,613
FCC licenses of consolidated VIEs	24,700
Network affiliation agreements	26,129
Other intangible assets	3,398
Goodwill	30,214
Other assets	1,807
Total assets acquired	97,382
Less: Broadcast rights payable	(269)
Less: Accounts payable and accrued expenses	(397)
Less: Deferred tax liabilities	(8,801)
Net assets acquired	$87,915

The estimated fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The intangible asset related to the network affiliation agreements to be acquired will be amortized over 15 years. Other intangible assets are expected to be amortized over an estimated weighted average useful life of one year.

Nexstar expects KCAU/WHBF’s estimated fair value of goodwill and FCC licenses of $10.7 million and $14.7 million, respectively, to be deductible for tax purposes. WOI’s estimated fair value of goodwill, FCC license and network affiliation agreements of $19.5 million, $10.0 million and $11.0 million, respectively, will not be deductible for tax purposes until the station’s assets are disposed.

KCAU/WHBF/WOI’s net revenue of $6.9 million and net income of $0.8 million for the period September 16, 2013 to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

Stainless

On September 13, 2013, Mission entered into a definitive agreement to acquire WCIZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). The acquisition will allow Mission entrance into this market. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in the second quarter of 2014. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

CCA/White Knight

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America  (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. Pursuant to the stock purchase agreement, Nexstar has agreed to purchase all the outstanding equity of CCA and Mission has agreed to purchase all the outstanding equity of White Knight. Nexstar will acquire 10 television stations, Mission will acquire 7 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. Nexstar will also enter into local service agreements with Mission and Rocky Creek. These acquisitions will allow the Company and Rocky Creek entrance into 7 new markets and operate duopolies in 4 markets. The stations to be acquired are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT	FOX/MyNetworkTV/ Estrella
		KYLE	FOX/MyNetworkTV/ Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	94	WGMB	FOX
		WBRL-CD	The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN	FOX
		KLAF-LD	MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV

Mission:
Shreveport, LA	83	KMSS	FOX
Baton Rouge, LA	94	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LD KLPN-LD	FOX FOX MyNetworkTV
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

Rocky Creek:
Shreveport, LA	83	KSHV	MyNetworkTV
Evansville, IN	104	WEVV	CBS/FOX/ MyNetworkTV

A deposit of $27.0 million was paid upon signing the agreement funded by a combination of borrowings under Nexstar’s revolving credit facility (See Note 7) and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company is projecting them to close in the second quarter of 2014.

During the year ended December 31, 2013, the Company incurred acquisition related costs of $0.8 million which primarily consisted of legal and professional fees. These costs are included in selling, general and administrative expenses in Nexstar’s Consolidated Statements of Operations.

WFFF/WVNY

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington-Plattsburgh, Vermont market, from Smith Media, LLC (“Smith Media”) for $16.6 million in cash, funded by a combination of Nexstar’s and Mission’s borrowings from their revolving credit facilities (See Note 7) and cash on hand. The purchase price includes a $0.8 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar and Mission entrance into this market. During the year ended December 31, 2013, the transaction costs relating to this acquisition, including legal and professional fees of $0.1 million were expensed as incurred.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$1,030
Prepaid expenses and other current assets	150
Property and equipment	7,100
FCC licenses	2,797
FCC licenses of consolidated VIEs	2,797
Network affiliation agreements	2,119
Other intangible assets	439
Goodwill	1,787
Total assets acquired	18,219
Less: Broadcast rights payable	(1,145)
Less: Deferred revenue	(19)
Less: Accounts payable and accrued expenses	(504)
Net assets acquired	$16,551

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

WFFF/WVNY’s net revenue of $10.1 million and net income of $1.8 million for the period March 1, 2013 to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

KGET/KKEY-LP/KGPE

Effective February 1, 2013, Nexstar acquired the assets of KGPE, the CBS affiliate, in the Fresno, California market, KGET, the NBC/The CW affiliate, and KKEY-LP, the low powered Telemundo affiliate, both in the Bakersfield, California market, from Newport for $35.4 million in cash, funded by cash on hand and includes a $3.5 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar entrance into these markets. During the year ended December 31, 2013, the transaction costs relating to this acquisition, including legal and professional fees of $0.2 million were expensed as incurred.

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

KGET/KKEY-LP/KGPE’s net revenue of $25.0 million and net income of $0.3 million for the period February 1, 2013 to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

KSEE

Effective February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, and an unrelated network affiliation agreement from Granite Broadcasting Corporation (“Granite”) for $26.5 million in cash. Pursuant to the asset purchase agreement, Nexstar made a payment of $20.0 million funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. Nexstar also entered into a TBA for KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval of the asset purchase. On April 17, 2013, Nexstar received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, Nexstar completed the acquisition of the FCC license and certain transmission equipment and paid the remaining purchase price of $6.5 million. Accordingly, the TBA was terminated as of this date. This acquisition allows Nexstar to operate a duopoly in this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

KSEE’s net revenue of $6.6 million and net income of $4.7 million for the period February 1, 2013 to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

KLRT/KASN

Effective January 1, 2013, Mission acquired the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for $59.7 million in cash. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012. The remainder of the purchase price was funded by Mission through the proceeds of $60.0 million term loan under its senior secured credit facility (See Note 7). This acquisition allows Mission entrance into this market. The transaction costs relating to this acquisition, including legal and professional of $0.1 million, were expensed as incurred during the year ended December 31, 2012. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$2,279
Prepaid expenses and other current assets	71
Property and equipment	11,153
FCC licenses of consolidated VIEs	16,827
Network affiliation agreements	17,002
Other intangible assets	2,511
Goodwill	12,727
Other assets	7
Total assets acquired	62,577
Less: Broadcast rights payable	(2,492)
Less: Accounts payable and accrued expenses	(386)
Net assets acquired	$59,699

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

KLRT/KASN’s net revenue of $20.4 million and net income of $9.4 million during the year ended December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

Newport Acquisition

On December 1, 2012, Nexstar acquired the assets of 10 television stations listed below in 7 markets and Inergize Digital Media (“Inergize”), a digital media management entity that offers solutions for companies in building presence on the web and in the mobile arena, from Newport (the “Newport Acquisition”) for $225.0 million in cash, funded by Nexstar’s senior secured credit facility (See Note 7). The acquisition allows Nexstar entrance into these markets. The transaction costs relating to this acquisition, including legal, professional fees and travel, of $1.7 million, were expensed as incurred during the year ended December 31, 2012.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreement acquired will be amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of approximately 1.5 years.

The Newport Acquisition’s revenue of $8.0 million and net income of $0.5 million for the period December 1, 2012 to December 31, 2012 have been included in the accompanying Consolidated Statements of Operations for 2012.

WFRV and WJMN

On July 1, 2011, Nexstar acquired the assets of WFRV and WJMN from an affiliate of Liberty Media Corporation for $21.5 million. This acquisition allows the Company entrance into these markets. The purchase consideration is comprised of $19.1 million of cash, borrowed under Nexstar’s senior secured credit facility, and the issuance of 334,292 unregistered shares of Nexstar Class A common stock, valued at $2.4 million. Transaction costs relating to this acquisition, including legal and professional fees and travel, of $0.1 million were expensed as incurred.

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

The fair value assigned to goodwill is attributable to future revenue growth and expense reductions utilizing our large sales force and management’s experience in digital media. The goodwill is deductible for tax purposes. The intangible asset related to the software acquired will be amortized over five years.

WEHT and WTVW

On December 1, 2011, Nexstar acquired the assets of WEHT from Gilmore Broadcasting Corporation for $20.3 million in cash, funded with cash on hand and borrowings from its senior secured credit agreement. This acquisition expanded Nexstar’s presence in this market and created a new duopoly market for the Company. Transaction costs relating to this acquisition, including legal and professional fees and travel of $0.1 million were expensed as incurred.

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

Unaudited Pro Forma Information

The Granite and Smith Media acquisitions are immaterial, both individually and in aggregate. The 2011 acquisitions are also immaterial, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

As discussed above, Nexstar and Mission acquired certain television stations from Newport during 2013 and 2012. As the stations were acquired from the same entity, the Company considered these acquisitions as a single transaction for purposes of assessing materiality and presenting pro forma information. Therefore, the following unaudited pro forma information has been presented as if the acquisitions of KGET/KKEY-LP/KGPE, KLRT/KASN and the Newport Acquisition had occurred on January 1, 2012, for the year ended December 31 (in thousands):

	Unaudited
	2013	2012
Net revenue	$503,903	$498,859
Income before income taxes	2,649	54,253
Net (loss) income	(671)	188,079
Net (loss) income per common share - basic	(0.02)	6.50
Net (loss) income per common share - diluted	(0.02)	6.12

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

Beaumont Station Sale

On December 1, 2012, Nexstar sold the net assets of KBTV, its FOX and Bounce TV affiliate in Beaumont-Port Arthur, Texas, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC for $13.9 million, net of $0.1 million working capital sold. Proceeds of the sale were used to repay debt obligations and for general corporate purposes. Nexstar recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense presented as discontinued operations. The operating results of KBTV, comprising net revenue of $4.1 million and $4.3 million and total operating expenses of $4.0 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively, have not been presented as discontinued operations based on materiality for all periods presented.

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2013	2012
Buildings and improvements	39	$55,338	$48,000
Land	N/A	14,479	11,557
Leasehold improvements	term of lease	4,396	1,821
Studio and transmission equipment	5-15	278,014	246,418
Office equipment and furniture	3-7	29,580	29,058
Vehicles	5	12,924	12,157
Construction in progress	N/A	9,416	7,364
		404,147	356,375
Less: accumulated depreciation		(191,888)	(176,213)
Property and equipment, net		$212,259	$180,162

    In 2001, an entity acquired by Nexstar sold certain of its telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. The deferred gain as of December 31, 2013 and 2012 was $2.7 million and $3.2 million, respectively, including $1.2 million and $1.4 million, respectively, in other noncurrent liabilities of Mission and $0.4 million in current liabilities as of December 31, 2013 and 2012.

As of December 31, 2013 and 2012, included in net property and equipment is $2.9 million and $2.5 million, respectively, of costs related to the purchase of traffic software. The asset is being amortized over 10 years, based on the life of the contract. As of December 31, 2013 and 2012, the current portion of the liability associated with this contract of $1.1 million and $0.4 million, respectively, is included in other current liabilities and the long-term portion of $3.3 million and $2.8 million, respectively, is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (in thousands):

	Estimated	2013			2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$441,811	$(291,154)	$150,657	$379,384	$(268,921)	$110,463
Other definite-lived intangible assets	1-15	33,435	(21,557)	11,878	25,670	(13,642)	12,028
Other intangible assets		$475,246	$(312,711)	$162,535	$405,054	$(282,563)	$122,491

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

During 2013, certain customers terminated their web hosting and other services agreements with Nexstar. Nexstar acquired these contracts through purchase of the assets of Inergize in December 2012 and had a total fair value related to these acquired contracts of $1.4 million at acquisition date. Pursuant to the termination agreements, Nexstar received aggregate termination fees of $5.5 million, which was included in net revenue in its Consolidated Statements of Operations during the year ended December 31, 2013. As a result of the contract terminations, Nexstar recognized an additional $1.0 million amortization of intangible assets in the accompanying Consolidated Statement of Operations during the year ended December 31, 2013. As of December 31, 2013, the intangible assets associated with the terminated contracts are fully amortized.

No other events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2013 (in thousands):

2014	$21,988
2015	20,477
2016	15,471
2017	14,314
2018	11,920
Thereafter	78,365
$162,535

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2011	$158,791	$(46,216)	$112,575	$191,710	$(50,202)	$141,508
Acquisitions	36,501	-	36,501	80,838	-	80,838
Disposal of KBTV	(892)	225	(667)	(2,931)	781	(2,150)
Balance as of December 31, 2012	$194,400	$(45,991)	$148,409	$269,617	$(49,421)	$220,196
Acquisitions	49,643	-	49,643	68,824	-	68,824
Balance as of December 31, 2013	$244,043	$(45,991)	$198,052	$338,441	$(49,421)	$289,020

As a result of the termination of certain web hosting services agreements during 2013 as discussed above, Nexstar assessed the recoverability of one of its reporting units as of September 30, 2013, between the required annual tests, by comparing its estimated fair value with its carrying amount. Based on the results of the step one analysis, management concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. Therefore, no impairment of goodwill was indicated and Nexstar deemed it not necessary to perform the step two impairment test.

The Company’s annual impairment tests of goodwill and FCC licenses performed as of December 31, 2013 and 2012 resulted in no impairment charge being recognized.

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2013	2012
Compensation and related taxes	$9,744	$7,282
Sales commissions	2,556	1,919
Employee benefits	1,354	1,147
Property taxes	649	653
Other	9,839	7,121
	$24,142	$18,122

7.	Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	December 31,	December 31,
	2013	2012
Term loans, net of discount of $1,554 and $1,736, respectively	$545,450	$288,264
8.875% Senior secured second lien notes due 2017, net of discount of $0 and $5,622, respectively	-	319,378
6.875% Senior unsecured notes due 2020, including premium of $669 and $0, respectively	525,669	250,000
	1,071,119	857,642
Less: current portion	(6,857)	(2,175)
	$1,064,262	$855,467

The Nexstar Senior Secured Credit Facility

On June 28, 2013, Nexstar entered into an amendment to its senior secured credit facility. The amendment provided a commitment for an incremental term loan facility (the “Nexstar Term Loan A Facility”) of $144.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreement. On June 28, 2013, Nexstar received initial proceeds of $50.0 million under this term loan facility. The initial proceeds of Nexstar Term Loan A Facility, together with the $55.0 million net borrowings from its revolving credit facility during the first three quarters of 2013 were used to partially fund the required deposit to acquire the stock of CCA and White Knight, to fund the remaining purchase price in connection with Nexstar’s purchase of KSEE’s assets from Granite, to partially finance the acquisition of the assets of WFFF from Smith Media and to partially fund the payments made pursuant to the purchase agreements entered by Nexstar to acquire KCAU, WHBF and WOI from Citadel (See Note 3).

Nexstar recorded $0.9 million in legal, professional and underwriting fees related to the Nexstar Term Loan A Facility, which was capitalized as debt finance costs, included in other noncurrent assets, net on the Consolidated Balance Sheet as of December 31, 2013, and is being amortized over its term.

On October 1, 2013, Nexstar entered into an amendment to its senior secured credit facility. The amendment provided for an incremental term loan of $25.0 million (“Nexstar Term Loan B-2”) and an amended revolving credit facility of up to $75.0 million. Nexstar recorded $0.3 million in legal, professional and underwriting fees related to the Nexstar Term Loan B-2, which was capitalized as debt finance costs, included in other noncurrent assets, net on the Consolidated Balance Sheet as of December 31, 2013, and is being amortized over its term. Also, on October 31, 2013, Nexstar repaid its outstanding revolving loan of $55.0 million.

On December 9, 2013, Nexstar entered into an amendment to its senior secured credit facility. Under the terms of the amendment, Nexstar prepaid $5.0 million of the outstanding principal balance of its Term Loan B issued in December 2012 to a group of commercial banks. On the same date, Nexstar converted the remaining $239.8 million principal balance of the Term Loan B into Nexstar Term Loan B-2. The majority of the lenders from the Term Loan B participated in the Nexstar Term Loan B-2. Thus, this portion of the conversion was treated as a debt modification that is deemed not substantial and the unamortized debt finance costs and debt discount under the Term Loan B were continued to be amortized over the cash flows of Nexstar Term Loan B-2 for this portion of the loan. Legal, professional and underwriting fees in connection with the conversion of $0.8 million were expensed as incurred. Lenders holding $10.9 million of the Term Loan B elected not to participate in the Nexstar Term Loan B-2. Thus, this portion of the conversion was treated as a debt extinguishment and new issuance of debt. Nexstar recorded a loss on extinguishment of debt of $0.3 million, representing a partial write-off of previously capitalized debt financing costs and debt discount related to the extinguished loans.

As of December 31, 2013 and 2012, the Nexstar senior secured credit facility (the “Nexstar Facility”) had $314.1 million and $246.0 million term loans outstanding, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Nexstar Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remaining 93% due at maturity. The Nexstar Term Loan A Facility, which matures in June 2018, is payable by quarterly installments that increase over time from 5.0% to 10.0% beginning June 30, 2014. The remaining principal of 68% is due at maturity. During the years ended December 31, 2013 and 2012, Nexstar repaid scheduled maturities of $1.9 million and $0.8 million, respectively, of its term loans.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s Fifth Amended and Restated Credit Agreement (the “Nexstar Credit Agreement”). As of December 31, 2013, the interest rate of Nexstar’s term loans was 2.4% on the Nexstar Term Loan A and 3.75% on the Nexstar Term Loan B-2. As of December 31, 2012, the interest rate of Nexstar’s term loan was 4.5%. The interest rate on Nexstar’s revolving credit facility was 2.4% and 4.6% as of December 31, 2013 and 2012, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment and unused Term Loan A Facility of 0.5% per annum.

The Mission Senior Secured Credit Facility

On January 3, 2013, Mission borrowed $60.0 million in term loans under its senior secured credit facility to fund the acquisition of the assets of KLRT-TV and KASN from Newport (See Note 3).

On March 1, 2013, Mission borrowed $5.0 million from its revolving credit facility to partially finance the acquisition of WVNY from Smith Media (See Note 3). The revolving loan was repaid in July 2013.

On June 28, 2013, Mission entered into an amendment to its senior secured credit facility. The amendment provided a commitment for an incremental term loan facility (the “Mission Term Loan A Facility”) of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreements. As of December 31, 2013, no amount was borrowed by Mission under this facility. Mission recorded $0.2 million in legal and professional fees related to the Mission Term Loan A Facility, which was capitalized as debt finance costs, included in other noncurrent assets, net on the Consolidated Balance Sheet as of December 31, 2013.

On October 1, 2013, Mission entered into an amendment to its senior secured credit facility. The amendment provided for an incremental term loan of $125.0 million (“Mission Term Loan B-2”) and an amended revolving credit facility of up to $30.0 million. Mission recorded $1.2 in legal, professional and underwriting fees related to the Mission Term Loan B-2, which was capitalized as debt finance costs, included in other noncurrent assets, net on the Consolidated Balance Sheet as of December 31, 2013, and is being amortized over its term.

On December 9, 2013, Mission entered into an amendment to its senior secured credit facility. Under the terms of the amendment, Mission received $5.0 million in Mission Term Loan B-2. On the same date, Mission converted the outstanding principal balance of its Term Loan B of $103.5 million, issued to a group of commercial banks in December 2012 and January 2013, into Mission Term Loan B-2. The majority of the lenders from the Term Loan B participated in the Mission Term Loan B-2. Thus, this portion of the conversion was treated as a debt modification that is deemed not substantial and the unamortized debt finance costs and debt discount under the Term Loan B were continued to be amortized over the cash flows of Mission Term Loan B-2 for this portion of the loan. Legal, professional and underwriting fees in connection with the conversion of $0.3 million were expensed as incurred. Lenders holding $5.0 million of the Term Loan B elected not to participate in the Mission Term Loan B-2. Thus, this portion of the conversion was treated as a debt extinguishment and new issuance of debt. Mission recorded a loss on extinguishment of debt of $0.1 million, representing a partial write-off of previously capitalized debt financing costs and debt discount related to the extinguished loans.

As of December 31, 2013 and 2012, the Mission senior secured credit facility (the “Mission Facility”) had $232.9 million and $44.0 million term loans outstanding, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Mission Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remaining 93% due at maturity. During the years ended December 31, 2013 and 2012, Mission repaid scheduled maturities of $1.1 million and $0.3 million, respectively, of its term loans.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s Fourth Amended and Restated Credit Agreement (the “Mission Credit Agreement”). The interest rate of Mission’s term loan was 3.75% and 4.5% as of December 31, 2013 and 2012, respectively, and the interest rate on Mission’s revolving loans was 2.4% and 4.6% as of December 31, 2013 and 2012.

Unused Commitments and Borrowing Availability

The Company had $105.0 million of total unused revolving loan commitments under the respective Nexstar and Mission credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2013. The Company also had $184.0 million of unused Term Loan A Facilities commitment under its amended senior secured credit facilities. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

6.875% Senior Unsecured Notes

On November 9, 2012, Nexstar completed the issuance and sale of $250.0 million 6.875% Notes at par.

On October 1, 2013, Nexstar completed the sale and issuance of $275.0 million 6.875% Notes at 100.25%, plus accrued interest from May 15, 2013. The proceeds were used to repurchase substantially all of the 8.875% Notes (discussed below) and for related fees and expenses.

The 6.875% Notes will mature on November 15, 2020. Interest on the 6.875% Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 6.875% Notes were issued pursuant to an Indenture, dated as of November 9, 2012, and a First Supplemental Indenture (together with the Indenture, the “6.875% Indenture”), dated as of October 1, 2013. The 6.875% Notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of the Company’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 6.875% Notes are senior obligations of Nexstar and Mission but junior to the secured debt, Nexstar Facility and Mission Facility, to the extent of the value of the assets securing such debt.

Nexstar has the option to redeem all or a portion of the 6.875% Notes at any time prior to November 15, 2015 at a price specified in the 6.875% Indenture plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time before November 15, 2015, Nexstar may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 106.875% plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from equity offerings. At any time on or after November 15, 2015, Nexstar may redeem 6.875% Notes, in whole or in part, at the redemption dates and redemption prices specified in the 6.875% Indenture.

Upon the occurrence of a change of control (as defined in the 6.875% Indenture), each holder of the 6.875% Notes may require Nexstar to repurchase all or a portion of the 6.875% Notes in cash at a price equal to 101.0% of the aggregate principal amount of the 6.875% Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 6.875% Indenture contains covenants that limit, among other things, Nexstar’s  ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) repurchase or redemption of capital, (8) merge or consolidate with another person and (9) enter new lines of business.

The 6.875% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 6.875% Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments, certain events of bankruptcy and insolvency and any guarantee of the 6.875% Notes that ceases to be in full force and effect with certain exceptions specified in the 6.875% Indenture. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the notes to be due and payable.

In 2013 and 2012, Nexstar recorded $3.5 million and $4.7 million, respectively, in legal and professional fees related to the issuance of 6.875% Notes, which were capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the 6.875% Notes.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Nexstar and Mission, as co-issuers, completed the issuance and sale of $325.0 million senior secured second lien notes due 2017 (the “8.875% Notes”). The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year.

The Company incurred $1.9 million in professional fees related to the transaction, which were capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and were being amortized over the term of the 8.875% Notes, and expensed upon repayment.

The 8.875% Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “8.875% Indenture”). Nexstar’s and Mission’s obligations under the 8.875% Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar and all of Nexstar’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions.

During September 2013, Nexstar repurchased $10.4 million of the 8.875% Notes at an average price of 108.2%, plus accrued and unpaid interest, funded by cash on hand. On October 1, 2013, Nexstar and Mission repurchased $292.7 million of the outstanding principal balance of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The repurchases were funded by a combination of the proceeds from the issuance of 6.875% Notes, the Mission Term Loan B-2 and cash on hand. The tender offer expired on October 15, 2013 and the Company repurchased the remaining $21.9 million outstanding principal balance of the 8.875% Notes at the redemption price of 107.0%, funded by cash on hand, on November 18, 2013. These transactions resulted in a loss on extinguishment of debt of $34.3 million.

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

In consideration of Nexstar’s guarantee of the Mission Facility, Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar Credit Agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total leverage ratio of Nexstar and Mission of 7.25 to 1.00 at December 31, 2013, (2) a maximum consolidated first lien indebtedness ratio of 4.0 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar and Mission. The Mission Credit Agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2013, the Company was in compliance with all of its covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of Nexstar’s and Mission’s debt were as follows, as of December 31 (in thousands):

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$545,450	$546,818	$288,264	$293,187
8.875% Senior secured second lien notes(2)	-	-	319,378	359,125
6.875% Senior unsecured notes(2)	525,669	561,750	250,000	258,750

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

Debt Maturities

As of December 31, 2013, scheduled maturities of Nexstar’s and Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2014	$6,857
2015	8,232
2016	9,608
2017	9,982
2018	40,233
Thereafter	997,092
$1,072,004

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

As of December 31, 2013 and 2012, $0.7 million of this liability was included in other current liabilities and $2.8 million and $3.6 million, respectively, was included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets. The Company recognized $0.8 million of these incentives as a reduction of selling, general and administrative expense for each of the years ended December 31, 2013, 2012 and 2011, respectively.

9. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following, as of December 31 (in thousands):

	2013	2012

Broadcast rights payable	$7,432	$8,674
Deferred rent	5,062	4,446
Deferred representation fee incentive	2,756	3,576
Software agreement obligation	3,276	2,801
Deferred gain on sale of assets	1,523	1,760
Other	640	1,021
	$20,689	$22,278

During the first quarter of 2013, the Company corrected its other noncurrent liabilities, other noncurrent liabilities of Mission and beginning accumulated deficit as of the earliest period being presented by an increase of $0.4 million, $0.3 million and $0.7 million, respectively, for an error in deferred rent from tower leases recorded during a 2003 acquisition. If this error had been corrected prior to the earliest period presented, net income would not have been significantly impacted for the years ended December 31, 2013, 2012 and 2011. Management evaluated this error considering both qualitative and quantitative factors and considered its impact in relation to the year ended December 31, 2013, when it was corrected, as well as the period in which it originated and concluded that the adjustment was not material to any previous annual or quarterly period.

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

The common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of preferred stock, on an equal per share basis. The Nexstar Facility provides limits on the amounts of dividends the Company may pay to stockholders over the term of the Nexstar Credit Agreement.

Pursuant to the dividend policy Nexstar announced on November 26, 2012, the board of directors declared in 2013 a total annual cash dividend with respect to the outstanding shares of Class A and Class B common stock of $0.48 per share in equal quarterly installments.

In November and December 2012, Nexstar’s principal stockholder, ABRY Partners, LLC (“ABRY”), converted a total of 5,709,117 shares of Class B common stock then into an equal number of Class A common stock. The converted shares were sold in offerings that were completed on December 21, 2012. In February 2013, ABRY converted a total of 3,450,000 shares of Class B common stock into an equal number of Class A common stock, which was sold in an offering completed on February 12, 2013. In May 2013, Nexstar’s Class B common stockholders converted all of the 4,252,471 outstanding Class B common stock into an equal number of Class A common stock, of which 3,865,384 shares were held by ABRY. ABRY sold 3,500,000 shares of Nexstar’s Class A common stock in an offering that was completed on May 7, 2013. In addition, Nexstar repurchased and held in treasury the remaining 365,384 shares of Class A common stock from ABRY for a total of $8.4 million. As a result of these transactions, no Class B common stock is outstanding and ABRY no longer holds an ownership interest in Nexstar. During the year ended December 31, 2013, Nexstar utilized all of the 365,384 shares held in treasury in connection with stock option exercises.

11. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The fair value of the awards, less estimated forfeitures, is recognized ratably over their respective vesting periods. Nexstar granted 1,000,000 options during the year ended December 31, 2012. No options were granted during the years ended December 31, 2013 or 2011. The assumptions used in calculating the fair values of options granted during the year ended December 31, 2012 were as follows:

2012
Expected volatility	88.4%
Risk-free interest rates	1.2%
Expected life	7 years
Dividend yields	None
Weighted-average grant date fair value per share	$7.37

The expected volatility assumptions used for stock option grants were based on Nexstar’s historical volatility rates over a period approximating the expected life of the options. The expected term assumption is calculated utilizing Nexstar’s historical exercise and post-vesting cancellation experience combined with expectations developed over outstanding options. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption.

The Company recognized stock-based compensation expense of $2.1 million, $1.4 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $5.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, expected to be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation Plans

On September 26, 2012, Nexstar’s majority shareholders approved the 2012 Long-Term Equity Incentive Plan (the “2012 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees or consultants of Nexstar. Upon the effectiveness of the 2012 Plan, no new awards will be granted under the previous equity incentive plans. Under the 2012 Plan, a maximum of 1,500,000 shares can be issued plus unissued available shares from Nexstar’s previous equity incentive plans. As of December 31, 2013, a total of 1,158,000 shares were available for future grants under the 2012 Plan.

As of December 31, 2013, options to purchase 2,575,800 shares of Nexstar’s Class A common stock were outstanding under Nexstar’s equity incentive plans. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over a range of four to five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2013:

		Outstanding Options				Non-Vested Options
				Weighted-
			Weighted-	Average	Aggregate		Weighted-
	Shares		Average	Remaining	Intrinsic		Average
	Available		Exercise	Contractual	Value(1)		Grant-Date
	for Grant	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Options as of December 31, 2012	1,149,000	4,169,000	$5.55			1,348,000	$5.67
Granted	-	-	-			-	-
Exercised	-	(1,584,200)	$4.39			-	-
Vested	-	-	-			(405,000)	$5.16
Forfeited/cancelled	9,000	(9,000)	2.18			(9,000)	1.62
Options as of December 31, 2013	1,158,000	2,575,800	$6.24	5.73	$127,473	934,000	$6.33
Exercisable as of December 31, 2013		1,641,800	$5.10	4.34	$83,116
Fully vested and expected to vest as of December 31, 2013		2,545,002	$6.22	5.70	$126,011

(1)
Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $55.73 on December 31, 2013, and the exercise price multiplied by the number of options outstanding.

For the years ended December 31, 2013, 2012 and 2011, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $44.5 million, $3.9 million and $41 thousand, respectively. For the years ended December 31, 2013, 2012 and 2011, the aggregate fair value of options vested during the year was $2.1 million, $0.9 million and $1.2 million, respectively.

12.	Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2013	2012	2011
Current tax (benefit) expense:
Federal	$(681)	$681	$—
State	480	1,518	508
	(201)	2,199	508
Deferred tax expense (benefit):
Federal	2,069	(127,131)	4,343
State	732	(4,249)	874
	2,801	(131,380)	5,217
Income tax expense (benefit)	$2,600	$(129,181)	$5,725

Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows (in thousands):

	2013	2012	2011
Continuing operations	$2,600	$(132,279)	$5,725
Discontinued operations	—	3,098	—
Income tax expense (benefit)	$2,600	$(129,181)	$5,725

The Company’s 2012 income tax benefit relating to continuing operations primarily resulted from a reduction in its valuation allowance. Based on the weight of available evidence including the Company’s generation of pre-tax income from continuing operations on a three-year look-back basis, forecast of future earnings, and the anticipated ability to sustain a level of earnings, the Company determined, in the fourth quarter of 2012, it was more likely than not a substantial portion of its deferred tax assets will be realized and the Company decreased its valuation allowance by $151.4 million through its income tax benefit in the 2012 Consolidated Statement of Operations.

The income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss (income) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2013	2012	2011
Income tax expense (benefit) at 35% statutory federal rate	$285	$15,777	$(2,158)
Change in valuation allowance	—	(151,394)	7,487
State and local taxes, net of federal benefit	599	2,616	153
Nondeductible compensation	479	702	—
Nondeductible acquisition costs	611	—	—
Nondeductible meals and entertainment	321	255	243
Other	305	(235)	—
Income tax expense (benefit)	$2,600	$(132,279)	$5,725

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$134,596	$126,585
Other intangible assets	—	1,034
Deferred revenue	1,071	1,150
Deferred gain on sale of assets	1,250	1,418
Other	11,535	12,724
Total deferred tax assets	148,452	142,911
Deferred tax liabilities:
Property and equipment	(5,803)	(7,095)
Other intangibles	(9,272)	—
Goodwill	(22,608)	(18,964)
FCC licenses	(41,286)	(35,901)
Total deferred tax liabilities	(78,969)	(61,960)
Net deferred tax assets	$69,483	$80,951

During the years ended December 31, 2013, 2012 and 2011, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax (benefit) expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2013, 2012 and 2011, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce net operating loss carryforwards (“NOLs”).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2009. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $14.8 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

The Company has gross federal and state income tax NOL carryforwards of $408.6 million and $95.2 million, respectively, which are available to reduce future taxable income if utilized before their expiration. The federal NOL carryforwards include excess tax benefits not recognized under GAAP as noted above. The federal NOLs expire through 2033 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. On May 7, 2013, ABRY sold 3,865,384 shares of common stock and it no longer has any ownership interest in Nexstar. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. The sale of common stock by ABRY is not expected to impact Mission. The Company expects to be able to utilize its existing NOLs prior to their expiration. Nexstar’s estimated annual Section 382 limitation following the ownership change is $150.0 million for 2014, $91.0 million for each of 2015-2017, $45.0 million for 2018 and $21.0 million annually thereafter.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations. The Company will transition its low power and television translator stations to digital operations prior to September 1, 2015.

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

We cannot predict what rules the FCC will adopt or when they will be adopted. However, the FCC may deem TV JSAs or SSAs to be attributable ownership interests, may require the termination of existing JSAs or SSAs within a specified period of time if the newly attributable JSAs or SSAs do not comply with the local television ownership limits, and/or may decline to authorize JSAs or SSAs that are proposed in currently pending or future transactions. The FCC may take such actions independently, in connection with its pending 2010 quadrennial review, and/or in connection with its next quadrennial review (which we anticipate will commence in 2014).  If the FCC adopts a JSA or SSA attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

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

14. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2013 (in thousands):

2014	$8,035
2015	4,120
2016	1,599
2017	1,009
2018	565
Thereafter	1,040
$16,368

Operating Leases

The Company leases office space, vehicles, towers, antennae sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through January 2053. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $6.2 million, $5.6 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2013 (in thousands):

2014	$6,001
2015	5,913
2016	5,984
2017	6,120
2018	6,128
Thereafter	28,550
$58,696

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the borrowings outstanding. As of December 31, 2013, Mission had a maximum commitment of $353.0 million under its senior secured credit facility, of which $232.9 million of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2013, certain technical, production and news employees at eleven of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). Nexstar owns 100% of Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), which owns 100% of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

Nexstar’s outstanding 6.875% Notes (See Note 7) are fully and unconditionally guaranteed by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

Certain revisions have been made to correct the condensed consolidating balance sheet as of December 31, 2012. The revisions increased other noncurrent liabilities, other noncurrent liabilities of Mission and accumulated deficit $0.4 million, $0.3 million and $0.7 million, respectively, for an error in deferred rent from tower leases recorded during a 2003 acquisition. See Note 9 for additional information.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$36,312	$3,716	$-	$-	$40,028
Due from Mission	-	3,847	-	-	(3,847)	-
Other current assets	-	146,298	14,840	-	-	161,138
Total current assets	-	186,457	18,556	-	(3,847)	201,166
Investments in subsidiaries eliminated upon consolidation	61,100	-	-	76,342	(137,442)	-
Amounts due from subsidiary eliminated upon consolidation	259	-	-	-	(259)	-
Amounts due from parents eliminated upon consolidation	-	14,981	-	-	(14,981)	-
Property and equipment, net	-	185,499	26,760	-	-	212,259
Goodwill	-	165,563	32,489	-	-	198,052
FCC licenses	-	247,457	41,563	-	-	289,020
Other intangible assets, net	-	138,497	24,038	-	-	162,535
Other noncurrent assets	-	69,347	31,343	-	-	100,690
Total assets	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,523	$2,334	$-	$-	$6,857
Due to Nexstar Broadcasting	-	-	3,847	-	(3,847)	-
Other current liabilities	-	72,115	4,950	-	-	77,065
Total current liabilities	-	76,638	11,131	-	(3,847)	83,922
Debt	-	834,131	230,131	-	-	1,064,262
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	20,690	8,080	2	-	28,769
Total liabilities	(3)	931,459	249,342	15,242	(19,087)	1,176,953
Stockholders' equity (deficit):
Common stock	306	-	-	-	-	306
Other stockholders' equity (deficit)	61,056	76,342	(74,593)	61,100	(137,442)	(13,537)
Total stockholders' equity (deficit)	61,362	76,342	(74,593)	61,100	(137,442)	(13,231)
Total liabilities and stockholders' equity (deficit)	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$68,681	$318	$-	$-	$68,999
Due from Nexstar Broadcasting	-	-	512	-	(512)	-
Other current assets	-	88,700	5,627	-	-	94,327
Total current assets	-	157,381	6,457	-	(512)	163,326
Amounts due from subsidiary eliminated upon consolidation	13,943	-	-	-	(13,943)	-
Amounts due from parents eliminated upon consolidation	-	1,297	-	-	(1,297)	-
Property and equipment, net	-	158,644	21,518	-	-	180,162
Goodwill	-	129,679	18,730	-	-	148,409
FCC licenses	-	198,257	21,939	-	-	220,196
Other intangible assets, net	-	112,296	10,195	-	-	122,491
Other noncurrent assets	-	70,689	40,542	-	-	111,231
Total assets	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of debt	$-	$1,845	$330	$-	$-	$2,175
Due to Mission	-	512	-	-	(512)	-
Other current liabilities	-	52,372	9,463	-	(6,007)	55,828
Total current liabilities	-	54,729	9,793	-	(6,519)	58,003
Debt	-	812,315	362,531	-	(319,379)	855,467
Deficiencies in subsidiaries eliminated upon consolidation	76,322	-	-	61,080	(137,402)	-
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	22,279	7,828	2	-	30,106
Total liabilities	76,319	889,323	380,152	76,322	(478,540)	943,576
Stockholders' (deficit) equity:
Common stock	294	-	-	-	-	294
Other stockholders' (deficit) equity	(62,670)	(61,080)	(260,771)	(76,322)	462,788	1,945
Total stockholders' (deficit) equity	(62,376)	(61,080)	(260,771)	(76,322)	462,788	2,239
Total liabilities and stockholders' (deficit) equity	$13,943	$828,243	$119,381	$-	$(15,752)	$945,815

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$473,359	$28,971	$-	$-	$502,330
Revenue between consolidated entities	-	9,740	39,513	-	(49,253)	-
Net revenue	-	483,099	68,484	-	(49,253)	502,330
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	133,161	14,550	-	-	147,711
Selling, general, and administrative expenses, excluding depreciation and amortization	-	147,875	3,058	-	-	150,933
Local service agreement fees between consolidated entities	-	39,513	9,740	-	(49,253)	-
Amortization of broadcast rights	-	29,405	6,034	-	-	35,439
Amortization of intangible assets	-	23,386	6,762	-	-	30,148
Depreciation	-	30,043	3,535	-	-	33,578
Loss on asset disposal, net	-	1,103	177	-	-	1,280
Total operating expenses	-	404,486	43,856	-	(49,253)	399,089
Income from operations	-	78,613	24,628	-	-	103,241
Interest expense, net	-	(50,062)	(16,181)	-	-	(66,243)
Loss on extinguishment of debt	-	(20,392)	(14,332)	-	-	(34,724)
Other expenses	-	(1,157)	(302)	-	-	(1,459)
Equity in income of subsidiaries	1,961	-	-	1,961	(3,922)	-
Income (loss) before income taxes	1,961	7,002	(6,187)	1,961	(3,922)	815
Income tax (expense) benefit	-	(5,041)	2,441	-	-	(2,600)
Net income (loss)	$1,961	$1,961	$(3,746)	$1,961	$(3,922)	$(1,785)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$360,022	$18,610	$-	$-	$378,632
Revenue between consolidated entities	-	7,740	33,352	-	(41,092)	-
Net revenue	-	367,762	51,962	-	(41,092)	378,632
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	84,444	7,320	-	-	91,764
Selling, general, and administrative expenses, excluding depreciation and amortization	-	114,648	2,887	-	-	117,535
Local service agreement fees between consolidated entities	-	33,352	7,740	-	(41,092)	-
Amortization of broadcast rights	-	18,172	4,239	-	-	22,411
Amortization of intangible assets	-	17,913	5,081	-	-	22,994
Depreciation	-	20,702	2,853	-	-	23,555
Loss (gain) on asset disposal, net	-	623	(155)	-	-	468
Total operating expenses	-	289,854	29,965	-	(41,092)	278,727
Income from operations	-	77,908	21,997	-	-	99,905
Interest expense, net	-	(36,522)	(15,037)	-	-	(51,559)
Loss on extinguishment of debt	-	(3,039)	(233)	-	-	(3,272)
Equity in income of subsidiaries	135,250	-	-	135,250	(270,500)	-
Income from continuing operations before income tax expense	135,250	38,347	6,727	135,250	(270,500)	45,074
Income tax benefit	-	91,764	40,515	-	-	132,279
Income from continuing operations	135,250	130,111	47,242	135,250	(270,500)	177,353
Gain on disposal of station, net of income tax expense	-	5,139	-	-	-	5,139
Net income	$135,250	$135,250	$47,242	$135,250	$(270,500)	$182,492

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$287,558	$18,933	$-	$-	$306,491
Revenue between consolidated entities	-	7,190	27,800	-	(34,990)	-
Net revenue	-	294,748	46,733	-	(34,990)	306,491
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	73,860	7,797	-	-	81,657
Selling, general, and administrative expenses, excluding depreciation and amortization	-	100,661	4,506	-	-	105,167
Local service agreement fees between consolidated entities	-	27,800	7,190	-	(34,990)	-
Amortization of broadcast rights	-	18,744	4,645	-	-	23,389
Amortization of intangible assets	-	20,448	5,531	-	-	25,979
Depreciation	-	18,702	3,143	-	-	21,845
Loss on asset disposal, net	-	271	190	-	-	461
Total operating expenses	-	260,486	33,002	-	(34,990)	258,498
Income from operations	-	34,262	13,731	-	-	47,993
Interest expense, net	-	(36,809)	(14,681)	(1,514)	-	(53,004)
Loss on extinguishment of debt, net	-	(458)	-	(697)	-	(1,155)
Equity in loss of subsidiaries	(10,192)	-	-	(7,981)	18,173	-
Loss before income taxes	(10,192)	(3,005)	(950)	(10,192)	18,173	(6,166)
Income tax expense	-	(4,976)	(749)	-	-	(5,725)
Net loss	$(10,192)	$(7,981)	$(1,699)	$(10,192)	$18,173	$(11,891)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$19,994	$4,428	$-	$2,917	$27,339

Cash flows from investing activities:
Purchases of property and equipment	-	(18,790)	(165)	-	-	(18,955)
Deposits and payments for acquisitions	-	(169,874)	(59,508)	-	-	(229,382)
Other investing activities	-	56	3,080	-	(2,917)	219
Net cash used in investing activities	-	(188,608)	(56,593)	-	(2,917)	(248,118)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	459,563	195,000	-	-	654,563
Repayments of long-term debt	-	(300,825)	(138,010)	-	-	(438,835)
Common stock dividends paid	(14,302)	-	-	-	-	(14,302)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	15,765	(15,765)	-	-	-	-
Other financing activities	6,959	(6,728)	(1,427)	-	-	(1,196)
Net cash provided by financing activities	-	136,245	55,563	-	-	191,808
Net (decrease) increase in cash and cash equivalents	-	(32,369)	3,398	-	-	(28,971)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$36,312	$3,716	$-	$-	$40,028

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$74,090	$5,798	$-	$-	$79,888

Cash flows from investing activities:
Purchases of property and equipment	-	(16,973)	(287)	-	-	(17,260)
Deposits and payments for acquisitions	-	(229,453)	(6,000)	-	-	(235,453)
Proceeds from disposal of station	-	13,860	-	-	-	13,860
Other investing activities	-	40	196	-	-	236
Net cash used in investing activities	-	(232,526)	(6,091)	-	-	(238,617)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	560,750	48,000	-	-	608,750
Repayments of long-term debt	-	(328,719)	(49,115)	-	-	(377,834)
Payments for debt financing costs	-	(13,066)	(172)	-	-	(13,238)
Inter-company payments	(1,768)	1,768	-	-	-	-
Other financing activities	1,768	736	-	-	-	2,504
Net cash (used in) provided by financing activities	-	221,469	(1,287)	-	-	220,182
Net increase (decrease) in cash and cash equivalents	-	63,033	(1,580)	-	-	61,453
Cash and cash equivalents at beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at end of period	$-	$68,681	$318	$-	$-	$68,999

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$41,824	$1,524	$(3,008)	$-	$40,340

Cash flows from investing activities:
Purchases of property and equipment	-	(12,836)	(513)	-	-	(13,349)
Proceeds from sale of station	-	6,700	-	-	(6,700)	-
Payments for acquisitions	-	(41,352)	(6,700)	-	6,700	(41,352)
Other investing activities	-	102	20	-	-	122
Net cash used in investing activities	-	(47,386)	(7,193)	-	-	(54,579)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	90,400	6,700	-	-	97,100
Repayments of long-term debt	-	(52,210)	(390)	(45,907)	-	(98,507)
Inter-company payments	(67)	(48,848)	-	48,915	-	-
Other financing activities	67	(541)	8	-	-	(466)
Net cash (used in) provided by financing activities	-	(11,199)	6,318	3,008	-	(1,873)
Net (decrease) increase in cash and cash equivalents	-	(16,761)	649	-	-	(16,112)
Cash and cash equivalents at beginning of period	-	22,409	1,249	-	-	23,658
Cash and cash equivalents at end of period	$-	$5,648	$1,898	$-	$-	$7,546

16. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. During the years ended December 31, 2013, 2012 and 2011, Nexstar contributed $0.8 million, $0.6 million and $0.6 million, respectively, to the Nexstar Plan and Mission contributed $20 thousand, $16 thousand and $16 thousand, respectively, to the Mission Plan.

Under a collective bargaining agreement, the Company contributes three percent of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $21 thousand, $24 thousand and $27 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

17. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013 (1)
	(in thousands, except per share amounts)
Net revenue	$112,205	$126,211	$125,792	$138,122
Income from operations	17,818	28,192	25,153	32,078
Income (loss) before income taxes	1,185	11,205	7,121	(18,696)
Net income (loss)	705	6,367	3,595	(12,452)
Basic net income (loss) per share	$0.02	$0.22	$0.12	$(0.41)
Basic weighted average shares outstanding	29,461	29,604	30,048	30,465
Diluted net income (loss) per share	$0.02	$0.20	$0.11	$(0.41)
Diluted weighted average shares outstanding	31,054	31,325	31,509	30,465

(1)
During September 2013, Nexstar repurchased $10.4 million of the 8.875% Notes. In the fourth quarter of 2013, the Company repurchased the remaining principal balance under the 8.875% Notes of $314.6 million. These transactions resulted in a loss on extinguishment of debt of $34.3 million.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(in thousands, except per share amounts)
Net revenue	$83,642	$88,864	$89,952	$116,174
Income from operations	17,505	23,463	23,557	35,380
Income from continuing operations before income taxes	4,596	10,392	11,119	18,967
Income from continuing operations	3,016	8,818	9,561	155,958
Gain on disposal of station, net of income tax expense	-	-	-	5,139
Net income	3,016	8,818	9,561	161,097
Basic net income per share	$0.10	$0.31	$0.33	$5.53
Basic weighted average shares outstanding	28,807	28,875	28,960	29,117
Diluted net income per share	$0.10	$0.29	$0.31	$5.16
Diluted weighted average shares outstanding	30,639	30,341	30,703	31,243

18. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2013	$1,965	$2,697	$(1,627)	$3,035
Year Ended December 31, 2012	1,313	2,390	(1,738)	1,965
Year Ended December 31, 2011	2,075	2,376	(3,138)	1,313

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance on Deferred Tax Assets Rollforward
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses(1)	Deductions(2)	Period
Year Ended December 31, 2013	$-	$-	$-	$-
Year Ended December 31, 2012	151,394	-	(151,394)	-
Year Ended December 31, 2011	145,677	7,721	(2,004)	151,394

(1)	Increases in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)
In the fourth quarter of 2012, the Company released the valuation allowance against deferred tax assets.  In 2011, decreases in valuation allowance were associated with adjustments to certain deferred tax assets, including net operating losses, and their related allowances.

19.	Subsequent Events

On January 17, 2014, Nexstar’s board of directors approved a 25% increase in the quarterly cash dividend to $0.15 per share of its outstanding Class A common stock beginning with the first quarter of 2014. The first quarterly dividend is payable on February 28, 2014, to shareholders of record on February 14, 2014.

In January 2014, Nexstar granted certain of its directors and officers a total of 735,000 options to purchase its Class A common stock to at an exercise price of $46.03 per share. In February 2013, Nexstar granted 10,000 options to purchase its Class A common stock to a director at an exercise price of $46.77 per share. The options were granted under the 2012 Plan and have a vesting period of 4 years. The grant date fair value of the options was $23.8 million.

Exhibit No.	Exhibit Index
3.1
Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

3.2
Amended and Restated By-Laws of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2013)

4.1
Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

4.2
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 23, 2010)

4.3
First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.4
First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and The Bank of New York Mellon, as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.5
Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.6	Form of Senior Note (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)
4.7
Second Supplemental Indenture, dated November 6, 2012, by and among Nexstar Broadcasting, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.8
Second Supplemental Indenture, dated November 6, 2012, by and among Nexstar Broadcasting, Inc. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

10.1
Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.2
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3
Second Amendment (Incremental Amendment) to the Fifth Amended and Restated Credit Agreement, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.5
Third Restated Guaranty dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.6
Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.7
Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.8
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.9
Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.10
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.11
Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.12
Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

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

10.16
Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)

10.17
Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)

10.18
Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on September 17, 2012)

10.19
Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)

10.20
Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.21
Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.22
Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.23
Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.24
Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 13, 2011)

10.25
Amendment to Executive Employment Agreement, dated as of December 5, 2011, by and between Richard Rogala and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 8, 2011)

10.26
Executive Employment Agreement, dated as of October 29, 2013, between Thomas M. O’Brien and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 6, 2013)

10.27
Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.28
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

10.31
Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.32
Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.33
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

10.36
Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO - KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.37
Agreement for the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.38
Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO - KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

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

10.43
Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE – KSNF) (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.44
Letter notifying Mission Broadcasting, Inc. of the election to extend Shared Service Agreement (KODE-KSNF) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

10.45
Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46
Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.47
Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to  Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.48
Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.49
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.50
Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.51
Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.52
Amendment to Shared Services Agreement, dated as of January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.53
Extension of the Shared Services Agreement, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.54
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.55
Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.56
Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.57
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

10.59
Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.62
Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.63
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

10.67
Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.68
Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.69
Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.70
Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.71
Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.72
Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.73
Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.74
Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.75
Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.76
Asset Purchase Agreement, dated as of July 18, 2012, by and among Nexstar Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

10.77
Asset Purchase Agreement, dated as of July 18, 2012, by and among Mission Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

10.78
Nexstar Broadcasting Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Broadcasting Group, Inc. on July 6, 2004)

10.79
Nexstar Broadcasting Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 1, 2006)

10.80
Nexstar Broadcasting Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2012)

10.81
Asset Purchase Agreement by and among Newport Television LLC, Newport Television License LLC and Nexstar Broadcasting, Inc, dated November 1, 2012 Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on February 20, 2013)

10.82
Stock Purchase Agreement, dated as of April 24, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Communications Corporation of America and White Knight Broadcasting (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 30, 2013)

14.1
Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2012 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

*	Filed herewith.

E-1