Form 10-Q
period 2014-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2014-05-09
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, the registrant had 30,622,035 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$50,580	$40,028
Accounts receivable, net of allowance for doubtful accounts of $3,506 and $3,035, respectively	104,457	109,430
Deferred tax assets, net	38,585	38,585
Prepaid expenses and other current assets	10,907	13,123
Total current assets	204,529	201,166
Property and equipment, net	205,477	212,259
Goodwill	198,033	198,052
FCC licenses	247,457	222,757
FCC licenses of consolidated variable interest entities	41,563	66,263
Other intangible assets, net	156,342	162,535
Deferred tax assets, net	26,676	30,898
Other noncurrent assets, net	68,716	69,792
Total assets	$1,148,793	$1,163,722
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$6,174	$6,857
Accounts payable	13,651	10,250
Accrued expenses	20,119	24,142
Interest payable	13,593	4,661
Amounts payable to sellers for acquisition of stations	-	22,000
Other current liabilities of consolidated variable interest entities	5,437	4,923
Other current liabilities	10,880	11,089
Total current liabilities	69,854	83,922
Debt	1,061,378	1,064,262
Other noncurrent liabilities of consolidated variable interest entities	7,479	8,080
Other noncurrent liabilities	18,524	20,689
Total liabilities	1,157,235	1,176,953
Commitments and contingencies
Stockholders' deficit:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2014 and December 31, 2013	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 30,622,035 and 30,598,535 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	306	306
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2014 and December 31, 2013	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	394,253	396,817
Accumulated deficit	(403,001)	(410,354)
Total stockholders' deficit	(8,442)	(13,231)
Total liabilities and stockholders' deficit	$1,148,793	$1,163,722

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information, unaudited)

	Three Months Ended March 31,
	2014	2013

Net revenue	$133,833	$112,205
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	41,849	34,104
Selling, general, and administrative expenses, excluding depreciation and amortization	41,040	35,500
Amortization of broadcast rights	8,632	8,813
Amortization of intangible assets	6,193	7,990
Depreciation	8,419	7,980
Total operating expenses	106,133	94,387
Income from operations	27,700	17,818
Interest expense, net	(15,170)	(16,549)
Other expenses	(128)	(84)
Income before income taxes	12,402	1,185
Income tax expense	(5,049)	(480)
Net income	$7,353	$705
Net income per common share:
Basic	$0.24	$0.02
Diluted	$0.23	$0.02
Weighted average number of common shares outstanding:
Basic	30,603	29,461
Diluted	31,909	31,054

Dividends declared per common share	$0.15	$0.12

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2014
(in thousands, except share information, unaudited)

			Common Stock						Additional		Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2013	-	$-	30,598,535	$306	-	$-	-	$-	$396,817	$(410,354)	$(13,231)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,643	-	1,643
Exercise of stock options	-	-	23,500	-	-	-	-	-	107	-	107
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	274	-	274
Common stock dividends declared	-	-	-	-	-	-	-	-	(4,588)	-	(4,588)
Net income	-	-	-	-	-	-	-	-	-	7,353	7,353
Balances as of March 31, 2014	-	$-	30,622,035	$306	-	$-	-	$-	$394,253	$(403,001)	$(8,442)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,353	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,015	397
Amortization of broadcast rights, excluding barter	2,960	2,969
Depreciation of property and equipment	8,419	7,980
Amortization of intangible assets	6,193	7,990
(Gain) loss on asset disposal, net	(15)	7
Amortization of debt financing costs	647	506
Amortization of debt discount	43	325
Stock-based compensation expense	1,643	495
Deferred income taxes	4,496	295
Payments for broadcast rights	(3,149)	(3,700)
Deferred gain recognition	(109)	(109)
Amortization of deferred representation fee incentive	(205)	(205)
Excess tax benefit from stock option exercises	(274)	(1,189)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,958	(18,214)
Prepaid expenses and other current assets	1,184	670
Other noncurrent assets	92	(5)
Accounts payable and accrued expenses	343	(224)
Interest payable	8,932	12,256
Deferred revenue	492	92
Other liabilities of consolidated variable interest entities	735	595
Other noncurrent liabilities	(22)	1,469
Net cash provided by operating activities	44,731	13,105
Cash flows from investing activities:
Purchases of property and equipment	(3,983)	(6,786)
Payments for acquisitions	(22,057)	(121,114)
Proceeds from disposals of property and equipment	14	6
Net cash used in investing activities	(26,026)	(127,894)
Cash flows from financing activities:
Repayments of long-term debt	(3,610)	-
Payments for debt financing costs	(77)	(690)
Proceeds from long-term debt	-	70,000
Proceeds from exercise of stock options	107	1,455
Excess tax benefit from stock option exercises	274	1,189
Common stock dividends paid	(4,588)	(3,529)
Payments for capital lease obligations	(259)	(10)
Net cash (used in) provided by financing activities	(8,153)	68,415
Net increase (decrease) in cash and cash equivalents	10,552	(46,374)
Cash and cash equivalents at beginning of period	40,028	68,999
Cash and cash equivalents at end of period	$50,580	$22,625
Supplemental information:
Interest paid	$5,547	$3,370
Income taxes paid, net	$47	$899
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$966	$1,659
Noncash purchases of property and equipment	$14	$2,555
Accrued debt financing costs	$-	$552

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2014, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 74 television stations and 19 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. The stations are affiliates of ABC (19 stations), NBC (16 stations), FOX (13 stations), CBS (13 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (5 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), LiveWell (2 digital multicast channels), LATV (one digital multicast channel) and one independent station. Through various local service agreements, Nexstar provided sales, programming and other services to 21 stations and 5 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar. Also included in the Condensed Consolidated Financial Statements are the accounts of independently-owned variable interest entities (“VIEs”), including Mission. Nexstar and the consolidated VIEs are collectively referred to as the “Company”. Where the assets of the consolidated VIEs are not available to be used to settle the obligations of Nexstar, they are presented separately as assets of the consolidated VIEs on the Condensed Consolidated Balance Sheets. Similarly, where the creditors of the consolidated VIEs do not have recourse to the general credit of Nexstar, the related liabilities are presented separately as liabilities of the consolidated VIEs on the Condensed Consolidated Balance Sheets. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Certain stations owned by Citadel Communications, L.P. and its related entities (“Citadel”) were considered VIEs as of December 31, 2013. Nexstar completed the acquisition of these stations from Citadel during the first quarter of 2014 and are no longer VIEs as of March 31, 2014.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2013. The balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, Nexstar has an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of March 31, 2014, the assets of Mission consisted of current assets of $15.0 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $2.2 million, FCC licenses of $41.6 million, goodwill of $32.5 million, other intangible assets of $23.3 million, property and equipment of $26.1 million, noncurrent deferred tax assets of $23.8 million and other noncurrent assets of $3.9 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 9 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of March 31, 2014:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
___________________________________________
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

Variable Interest Entities

Nexstar may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of the station. The term local service agreements generally refers to a contract between separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. In addition to those with Mission, Nexstar has VIEs in connection with local service agreements entered into with stations as discussed below.

Nexstar has determined that it has a variable interest in WYZZ, the FOX affiliate in Peoria, Illinois owned by Cunningham Broadcasting Corporation (“Cunningham”). Nexstar also has determined that it has a variable interest in WHP, the CBS affiliate in Harrisburg, Pennsylvania, which is owned by Sinclair Broadcast Group, Inc. (“Sinclair”), as a result of Nexstar becoming successor-in-interest to a TBA entered into by a former owner of WLYH. Nexstar has evaluated its arrangements with Cunningham and Sinclair and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of variable interest entities. Under the outsourcing agreement with Cunningham, Nexstar pays for certain operating expenses of WYZZ, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Cunningham outsourcing agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of WHP and WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. In 2013, WYZZ was owned by Sinclair, sold to Cunningham in November 2013, and Nexstar had another variable interest in WUHF in Rochester, New York, also owned by Sinclair, which terminated on December 31, 2013. Under the outsourcing agreements, Nexstar made payments to Cunningham of $0.3 million and to Sinclair of $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Nexstar had a balance due to Cunningham and Sinclair for fees under these arrangements in the amount of $0.3 million and $1.8 million as of March 31, 2014 and December 31, 2013, respectively, and had receivables for advertising aired on these two stations in the amount of $1.1 million and $2.5 million, respectively.

Nexstar also determined that it had variable interests in the newly acquired stations from Citadel (See Note 3) as a result of TBAs effective September 16, 2013. Nexstar evaluated the business arrangements with these stations and determined that it was the primary beneficiary of the variable interests because it had the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated these stations as of September 16, 2013 under authoritative guidance related to the consolidation of variable interest entities. Nexstar completed its acquisition of the Citadel stations in March 2014. Thus, Nexstar no longer has variable interests in these stations. See Note 3 for additional information.

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

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding - basic	30,603	29,461
Effect of dilutive stock options	1,306	1,593
Weighted average shares outstanding - diluted	31,909	31,054

Stock options to purchase 621,000 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 because their impact would have been antidilutive. No stock options were excluded from the computation of dilutive earnings per share for the three months ended March 31, 2013.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ deficit as previously reported.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 provides guidance that raises the threshold for disposals to qualify as a discontinued operation. ASU 2014-08 also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and requires additional disclosures for discontinued operation and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The update is effective for the years beginning after December 15, 2014. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

Completed Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements with Citadel to acquire 3 television stations in 3 markets along with the respective network affiliation agreements: WOI (ABC) in the Des Moines, Iowa market, WHBF (CBS) in the Quad Cities, Iowa market and KCAU (ABC) in the Sioux City, Iowa market. Nexstar acquired the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash. In 2013, Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. Nexstar also entered into TBAs with these stations, effective September 16, 2013, to provide programming and sales services to these stations during the pendency of the FCC approval of the acquisitions. On March 5, 2014, Nexstar received approval from the FCC to purchase the remaining assets of KCAU and WHBF and to acquire the outstanding equity of WOI. On March 13, 2014, Nexstar completed the acquisition of FCC licenses and real property interests of KCAU and WHBF and the outstanding equity of WOI and paid the remaining purchase price of $22.0 million, funded by cash on hand. In addition, Nexstar finalized the fair values of the assets acquired and recorded a decrease in goodwill of $19 thousand. The TBAs entered into with KCAU, WHBF and WOI were also terminated as of this date. The acquisitions allow Nexstar entrance into 3 new markets. During the three months ended March 31, 2014, transaction costs relating to these acquisitions, including legal and professional fees of $0.1 million, were expensed as incurred.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$269
Prepaid expenses and other current assets	305
Property and equipment	10,613
FCC licenses	24,700
Network affiliation agreements	26,129
Other intangible assets	3,398
Goodwill	30,195
Other assets	1,807
Total assets acquired	97,416
Less: Broadcast rights payable	(269)
Less: Accounts payable and accrued expenses	(397)
Less: Deferred tax liabilities	(8,801)
Net assets acquired	$87,949

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of one year.

Nexstar expects the amortization of the acquired KCAU and WHBF goodwill and FCC licenses of $10.7 million and $14.7 million, respectively, to be deductible for tax purposes. The acquired WOI goodwill, FCC license and network affiliation agreements of $19.5 million, $10.0 million and $11.0 million, respectively, will not be deductible for tax purposes until such time that the station is disposed.

Net revenue of $5.7 million and net income of $0.1 million during the three months ended March 31, 2014 of the acquired stations have been included in the accompanying Condensed Consolidated Statements of Operations.

Internet Broadcasting Systems

Effective April 1, 2014, Nexstar acquired the assets of Internet Broadcasting Systems, Inc. (“IBS”) for $20.0 million, subject to adjustment for working capital. Refer to Note 10 for additional information.

Signed Purchase Agreements

CCA/White Knight

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. Pursuant to the stock purchase agreement, Nexstar has agreed to purchase all the outstanding equity of CCA and Mission has agreed to purchase all the outstanding equity of White Knight. Nexstar will acquire 10 television stations, Mission will acquire 7 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. Nexstar will also enter into local service agreements with Mission and Rocky Creek. These acquisitions will allow the Company entrance into 7 new markets and create duopolies in 4 markets. The stations to be acquired are as follows:
Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT KYLE	FOX/MyNetworkTV/ Estrella FOX/MyNetworkTV/ Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	94	WGMB WBRL-CD	FOX The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN KLAF-LD	FOX MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV

Mission:
Shreveport, LA	83	KMSS	FOX
Baton Rouge, LA	94	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LD KLPN-LD	FOX FOX MyNetworkTV
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

Rocky Creek:
Shreveport, LA	83	KSHV	MyNetworkTV
Evansville, IN	104	WEVV	CBS/FOX/ MyNetworkTV

A deposit of $27.0 million was paid in April 2013 upon signing the agreement, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under Nexstar and Mission’s existing credit facilities and future credit transactions. The acquisitions are subject to FCC approval, Department of Justice (“DOJ”) approval and other customary conditions and the Company is projecting them to close in 2014. No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2014.

Stainless

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). The acquisition will allow Mission entrance into this market. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid in September 2013 upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close 2014. During the three months ended March 31, 2014, transactions costs relating to this acquisition, including legal fees of $0.2 million, were expensed as incurred.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $87.5 million in cash, subject to adjustments for working capital. The stations to be acquired, along with their respective network affiliation agreements, are WFXR (FOX) and WWCW (The CW), both in the Roanoke, Virginia market, WZDX (FOX), in the Huntsville, Alabama market, KGCW (The CW) and KLJB (FOX), both in the Quad Cities, Iowa market and WLAX (FOX) and WEUX (FOX), both in the LaCrosse, Wisconsin market. Simultaneous with this acquisition, Nexstar entered into a purchase agreement with Mission pursuant to which Mission will acquire KLJB from Nexstar for $15.3 million in cash and, upon consummation, enter into local service agreements with Nexstar. The acquisitions will allow the Company entrance into 3 new markets and a duopoly in one market. A deposit of $8.5 million was paid by Nexstar in November 2013 upon signing the stock purchase agreement, funded by cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company is projecting them to close in 2014. No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2014.

Gray TV/Excalibur

On December 18, 2013, Nexstar and Mission entered into definitive agreements to acquire 6 television stations in 2 markets. Under the terms of the purchase agreements, Nexstar will acquire the outstanding equity of the following stations from Gray Television Group, Inc. (“Gray TV”) for $33.5 million in cash, subject to adjustments for working capital, along with their respective network affiliation agreements: WMBB (ABC) in the Panama City, Florida market, KREX (CBS) and KGJT (MyNetworkTV), both in the Grand Junction, Colorado market, KREG (CBS), in the Glenwood Springs, Colorado market and KREY (CBS), in the Montrose, Colorado market. Both KREG and KREY operate as satellite stations of KREX. Mission will acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC (“Excalibur”). The acquisitions will allow the Company entrance into 2 new markets. Nexstar expects to fund the purchase price of stations to be acquired from Gray TV through cash generated from operations prior to closing, borrowings under Nexstar’s existing credit facility and future credit transactions. Mission expects to fund the purchase price of stations to be acquired from Excalibur through cash generated from operations prior to closing. The acquisitions are subject to FCC approval and other customary conditions and the Company is projecting them to close in 2014. No significant transaction costs were incurred in connection with these acquisitions during the three months ended March 31, 2014.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2014			December 31, 2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$441,811	$(296,291)	$145,520	$441,811	$(291,154)	$150,657
Other definite-lived intangible assets	1-15	33,435	(22,613)	10,822	33,435	(21,557)	11,878
Other intangible assets		$475,246	$(318,904)	$156,342	$475,246	$(312,711)	$162,535

The following table presents the Company’s estimate of amortization expense for the remainder of 2014, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2014 (in thousands):

Remainder of 2014	$16,193
2015	20,053
2016	15,261
2017	14,557
2018	12,231
2019	10,760
Thereafter	67,287
$156,342

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balance as of December 31, 2013	$244,043	$(45,991)	$198,052	$338,441	$(49,421)	$289,020
Citadel acquisitions (See Note 3)	(19)	-	(19)	-	-	-
Balance as of March 31, 2014	$244,024	$(45,991)	$198,033	$338,441	$(49,421)	$289,020

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2014, the Company did not identify any events that would trigger impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Compensation and related taxes	$5,053	$9,744
Sales commissions	2,607	2,556
Employee benefits	1,680	1,354
Property taxes	895	649
Other	9,884	9,839
	$20,119	$24,142

6.	Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Term loans, net of discount of $1,491 and $1,554, respectively	$541,903	$545,450
6.875% Senior unsecured notes due 2020, including premium of $649 and $669, respectively	525,649	525,669
	1,067,552	1,071,119
Less: current portion	(6,174)	(6,857)
	$1,061,378	$1,064,262

2014 Transactions

In March 2014, Nexstar and Mission paid the contractual maturities under their senior secured credit facilities of $0.5 million and $0.5 million, respectively.

On March 10, 2014, pursuant to the mandatory prepayment provisions under their credit agreements, Nexstar and Mission prepaid $1.1 million and $1.0 million, respectively, of the outstanding principal balance under their Term Loan B-2. In addition, Nexstar prepaid $0.5 million of the outstanding principal balance under its Term Loan A. The mandatory prepayments were calculated per the credit agreements, based on the consolidated first lien indebtedness ratio, as defined in the credit agreements, less amounts declined by lenders.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $105.0 million of total unused revolving loan commitments under their senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2014. Nexstar and Mission also had $184.0 million of unused Term Loan A Facilities commitment under their amended senior secured credit facilities, all of which was available for borrowing as of March 31, 2014, upon the close of the CCA and White Knight acquisitions. Nexstar and Mission’s ability to access funds under their senior secured credit facilities depends, in part, on their compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial covenant ratios, including (1) a maximum consolidated total net leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”) a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.25 to 1.00 at March 31, 2014, (2) a maximum consolidated first lien net leverage ratio of 4.0 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of March 31, 2014, Nexstar was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

Nexstar and Mission’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar senior secured credit facility and the senior unsecured notes issued by Nexstar.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$541,903	$544,170	$545,450	$546,818
6.875% Senior unsecured notes(2)	525,649	563,719	525,669	561,750
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

In May 2010, the FCC initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry, and in December 2011, the agency issued a notice of proposed rulemaking seeking comment on specific proposed changes to its ownership rules. The FCC, however, did not complete its 2010 review proceeding.  In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). The FNPRM incorporates the record of the 2010 quadrennial review proceeding and again solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM are expected to be filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule will have two years from the effective date of the rule to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. If we are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSA agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee.

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

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (MVPDs) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  Concurrently with its adoption of this rule, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  The FCC’s prohibition on joint negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules are likely to affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on joint negotiations, on its business.

8.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of March 31, 2014, Mission had a maximum commitment of $351.4 million under its senior secured credit facility, of which $231.4 million of debt was outstanding.

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

Litigations

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9.	Condensed Consolidating Financial Information

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). Nexstar owns 100% of Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), which owns 100% of Nexstar Broadcasting. The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). Neither Mission nor Nexstar Broadcasting has any subsidiaries.

Nexstar’s outstanding 6.875% senior unsecured notes (See Note 6) are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$50,013	$567	$-	$-	$50,580
Due from Nexstar Broadcasting	-	-	4,356	-	(4,356)	-
Other current assets	-	138,358	15,591	-	-	153,949
Total current assets	-	188,371	20,514	-	(4,356)	204,529
Investments in subsidiaries eliminated upon consolidation	65,149	-	-	80,391	(145,540)	-
Amounts due from parents eliminated upon consolidation	-	17,545	-	-	(17,545)	-
Property and equipment, net	-	179,366	26,111	-	-	205,477
Goodwill	-	165,544	32,489	-	-	198,033
FCC licenses	-	247,457	41,563	-	-	289,020
Other intangible assets, net	-	133,077	23,265	-	-	156,342
Other noncurrent assets	-	66,655	28,737	-	-	95,392
Total assets	$65,149	$998,015	$172,679	$80,391	$(167,441)	$1,148,793
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,337	$1,837	$-	$-	$6,174
Due to Mission	-	4,356	-	-	(4,356)	-
Other current liabilities	-	58,218	5,462	-	-	63,680
Total current liabilities	-	66,911	7,299	-	(4,356)	69,854
Debt	-	832,188	229,190	-	-	1,061,378
Amounts due to subsidiary eliminated upon consolidation	2,305	-	-	15,240	(17,545)	-
Other noncurrent liabilities	(3)	18,525	7,479	2	-	26,003
Total liabilities	2,302	917,624	243,968	15,242	(21,901)	1,157,235
Stockholders' equity (deficit):
Common stock	306	-	-	-	-	306
Other stockholders' equity (deficit)	62,541	80,391	(71,289)	65,149	(145,540)	(8,748)
Total stockholders' equity (deficit)	62,847	80,391	(71,289)	65,149	(145,540)	(8,442)
Total liabilities and stockholders' equity (deficit)	$65,149	$998,015	$172,679	$80,391	$(167,441)	$1,148,793

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$36,312	$3,716	$-	$-	$40,028
Due from Mission	-	3,847	-	-	(3,847)	-
Other current assets	-	146,298	14,840	-	-	161,138
Total current assets	-	186,457	18,556	-	(3,847)	201,166
Investments in subsidiaries eliminated upon consolidation	61,100	-	-	76,342	(137,442)	-
Amounts due from subsidiary eliminated upon consolidation	259	-	-	-	(259)	-
Amounts due from parents eliminated upon consolidation	-	14,981	-	-	(14,981)	-
Property and equipment, net	-	185,499	26,760	-	-	212,259
Goodwill	-	165,563	32,489	-	-	198,052
FCC licenses	-	247,457	41,563	-	-	289,020
Other intangible assets, net	-	138,497	24,038	-	-	162,535
Other noncurrent assets	-	69,347	31,343	-	-	100,690
Total assets	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,523	$2,334	$-	$-	$6,857
Due to Nexstar Broadcasting	-	-	3,847	-	(3,847)	-
Other current liabilities	-	72,115	4,950	-	-	77,065
Total current liabilities	-	76,638	11,131	-	(3,847)	83,922
Debt	-	834,131	230,131	-	-	1,064,262
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	20,690	8,080	2	-	28,769
Total liabilities	(3)	931,459	249,342	15,242	(19,087)	1,176,953
Stockholders' equity (deficit):
Common stock	306	-	-	-	-	306
Other stockholders' equity (deficit)	61,056	76,342	(74,593)	61,100	(137,442)	(13,537)
Total stockholders' equity (deficit)	61,362	76,342	(74,593)	61,100	(137,442)	(13,231)
Total liabilities and
stockholders' equity (deficit)	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$124,953	$8,880	$-	$-	$133,833
Revenue between consolidated entities	-	2,445	9,648	-	(12,093)	-
Net revenue	-	127,398	18,528	-	(12,093)	133,833
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	37,483	4,366	-	-	41,849
Selling, general, and administrative expenses, excluding depreciation and amortization	-	40,217	823	-	-	41,040
Local service agreement fees between consolidated entities	-	9,648	2,445	-	(12,093)	-
Amortization of broadcast rights	-	7,142	1,490	-	-	8,632
Amortization of intangible assets	-	5,420	773	-	-	6,193
Depreciation	-	7,686	733	-	-	8,419
Total operating expenses	-	107,596	10,630	-	(12,093)	106,133
Income from operations	-	19,802	7,898	-	-	27,700
Interest expense, net	-	(12,677)	(2,493)	-	-	(15,170)
Other expenses	-	(128)	-	-	-	(128)
Equity in income of subsidiaries	4,049	-	-	4,049	(8,098)	-
Income before income taxes	4,049	6,997	5,405	4,049	(8,098)	12,402
Income tax expense	-	(2,948)	(2,101)	-	-	(5,049)
Net income	$4,049	$4,049	$3,304	$4,049	$(8,098)	$7,353

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$105,110	$7,095	$-	$-	$112,205
Revenue between consolidated entities	-	2,405	9,262	-	(11,667)	-
Net revenue	-	107,515	16,357	-	(11,667)	112,205
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	30,756	3,348	-	-	34,104
Selling, general, and administrative expenses, excluding depreciation and amortization	-	34,703	797	-	-	35,500
Local service agreement fees between consolidated entities	-	9,262	2,405	-	(11,667)	-
Amortization of broadcast rights	-	7,214	1,599	-	-	8,813
Amortization of intangible assets	-	5,924	2,066	-	-	7,990
Depreciation	-	7,012	968	-	-	7,980
Total operating expenses	-	94,871	11,183	-	(11,667)	94,387
Income from operations	-	12,644	5,174	-	-	17,818
Interest expense, net	-	(12,072)	(4,477)	-	-	(16,549)
Other expense	-	(84)	-	-	-	(84)
Equity in income of subsidiaries	282	-	-	282	(564)	-
Income before income taxes	282	488	697	282	(564)	1,185
Income tax expense	-	(206)	(274)	-	-	(480)
Net income	$282	$282	$423	$282	$(564)	$705

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$46,269	$(1,538)	$-	$-	$44,731

Cash flows from investing activities:
Purchases of property and equipment	-	(3,899)	(84)	-	-	(3,983)
Deposits and payments for acquisitions	-	(22,057)	-	-	-	(22,057)
Other investing activities	-	14	-	-	-	14
Net cash used in investing activities	-	(25,942)	(84)	-	-	(26,026)

Cash flows from financing activities:
Repayments of long-term debt	-	(2,155)	(1,455)	-	-	(3,610)
Common stock dividends paid	(4,588)	-	-	-	-	(4,588)
Inter-company payments	4,481	(4,481)	-	-	-	-
Other financing activities	107	10	(72)	-	-	45
Net cash used in financing activities	-	(6,626)	(1,527)	-	-	(8,153)
Net increase (decrease) in cash and cash equivalents	-	13,701	(3,149)	-	-	10,552
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$50,013	$567	$-	$-	$50,580

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$15,546	$(2,441)	$-	$-	$13,105

Cash flows from investing activities:
Purchases of property and equipment	-	(6,766)	(20)	-	-	(6,786)
Payments for acquisitions	-	(61,776)	(59,338)	-	-	(121,114)
Other investing activities	-	6	-	-	-	6
Net cash used in investing activities	-	(68,536)	(59,358)	-	-	(127,894)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	5,000	65,000	-	-	70,000
Repayments of long-term debt	-	(10)	-	-	-	(10)
Common stock dividends paid	(3,529)	-	-	-	-	(3,529)
Inter-company payments	2,074	(2,074)	-	-	-	-
Other financing activities	1,455	3,349	(2,850)	-	-	1,954
Net cash provided by financing activities	-	6,265	62,150	-	-	68,415
Net (decrease) increase in cash and cash equivalents	-	(46,725)	351	-	-	(46,374)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$21,956	$669	$-	$-	$22,625

10.	Subsequent Events

Effective April 1, 2014, Nexstar acquired the assets of IBS, a digital publishing platform and digital agency services provider, for a total purchase price of $20.0 million, subject to adjustments for working capital, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. No significant transaction costs relating to this acquisition were incurred during the three months ended March 31, 2014. Due to the timing of this acquisition, certain disclosures, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date.

On April 25, 2014, Nexstar’s Board of Directors declared a quarterly dividend of $0.15 per share of its Class A common stock. The dividend is payable on May 30, 2014 to stockholders of record on May 16, 2014.

Effective April 30, 2014, Nexstar and Mission amended each of their credit agreements. The amendments reduced Nexstar’s and Mission’s commitments under the Term Loan A Facilities to $112.2 million and $60.0 million, respectively. Nexstar may also reallocate its unused Term Loan A Facility to Mission and Mission may reallocate its unused Term Loan A Facility to Nexstar. Additionally, the amendments increased the commitment fees on unused Term Loan A Facilities to 1.0% and extended the quarterly principal payments to commence on December 31, 2014. On May 5, 2014, Nexstar prepaid $3.2 million of the outstanding principal balance under its Term Loan A pursuant to the terms of its amended credit agreement.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Summary

2014 Highlights

•
Net revenue during the first quarter of 2014 increased by $21.6 million, or 19.3% compared to the same period in 2013. The increase in net revenue was primarily due to the 9 television stations (KGPE, KKEY-LP, KGET, KSEE, WFFF, WVNY, KCAU, WHBF and WOI) we acquired or contracted to provide programming and sales services for during 2013 along with an increase in advertising on our legacy stations as 2014 is a political and an Olympic year. The incremental revenue from our newly acquired stations was approximately $11.9 million for the first quarter of 2014.

•
During the three months ended March 31, 2014, our Board of Directors declared quarterly dividends of $0.15 per share of Nexstar’s outstanding common stock, resulting in total dividend payments of $4.6 million.

•
On March 13, 2014, we completed our acquisitions of the assets of KCAU, the ABC affiliate serving the Sioux City, Iowa market and WHBF, the CBS affiliate serving the Quad Cities, Iowa market, and the outstanding equity of WOI, the ABC affiliate serving the Des Moines, Iowa market, from Citadel. The total purchase price of these acquisitions amounted to $87.9 million, of which $65.9 million was paid during 2013, funded by the proceeds from our borrowings under our senior secured credit facility, and the remaining $22.0 million was paid in March 2014, funded by cash on hand.

•
Effective April 1, 2014, we acquired the assets of IBS, a digital publishing platform and digital agency services provider, for a total purchase price of $20.0 million, subject to adjustments for working capital, funded by cash on hand. The acquisition broadens our digital media portfolio with technologies and offerings that are complementary to our existing digital businesses and multi-screen strategies.

•	In March 2014, we and Mission collectively paid a total of $3.6 million of the outstanding principal balances under our and Mission’s term loans.

Overview of Operations

As of March 31, 2014, we owned, operated, programmed or provided sales and other services to 74 television stations and 19 digital multicast channels, including those owned by Mission, in 44 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California and Iowa. The stations are affiliates of ABC (19 stations), NBC (16 stations), FOX (13 stations), CBS (13 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (5 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (2 digital multicast channels), LiveWell (2 digital multicast channels), LATV (one digital multicast channel) and one independent station. Through various local service agreements, we provided sales, programming and other services to 21 stations and 5 digital multicast channels owned and/or operated by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior subordinated notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, we have an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. On March 31, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area will be deemed to have an attributable ownership interest in that station. Stations with existing JSAs that will be deemed attributable interests have two years from the effective date of the rules to amend or terminate those arrangements or to obtain waivers.  We will be required to amend or terminate our JSAs involving advertising sales in excess of 15 percent unless we are able to obtain a waiver of the rule. The Company expects to incur additional costs in complying with this new rule which is expected to be effective during the second quarter of 2014. We do not expect the new rules to impact our JSA revenue in 2014; however, within the next two years our company may be negatively impacted by the new JSA attibution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Please refer to Item 1A Risk Factors section of this Quarterly Report on Form 10-Q for additional information.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have four announced acquisitions that are pending FCC approval that include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We plan to respond to regulatory inquires associated with each of the announced acquisitions and our intent is to close each of the transactions in 2014.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule effectively prohibits joint negotiation by two non-commonly owned stations ranked in the top four in viewership in a market to negotiate jointly with MVPDs. Historically, Nexstar has negotiated retransmission consent agreements jointly with Mission. Upon the effectiveness of this amendment, in most Mission markets, Mission will effectively be required to begin to separately negotiate its future retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2014 is an election year and an Olympic year, we expect an increase in advertising revenue to be reported in 2014 compared to 2013.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Local	$65,642	47.1	$59,934	51.9
National	27,189	19.5	23,375	20.2
Political	4,003	2.9	762	0.7
Retransmission compensation	35,129	25.2	23,796	20.7
Digital media revenue	6,277	4.5	6,500	5.6
Other	981	0.8	1,125	0.9
Total gross revenue	139,221	100.0	115,492	100.0
Less: Agency commissions	(12,516)	(9.0)	(10,705)	(9.3)
Net broadcast revenue	126,705	91.0	104,787	90.7
Trade and barter revenue	7,128		7,418
Net revenue	$133,833		$112,205

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Net revenue	$133,833	100.0	$112,205	100.0
Operating expenses:
Corporate expenses	8,504	6.4	6,733	6.0
Station direct operating expenses, net of trade	40,379	30.2	32,591	29.0
Station selling, general and administrative expenses	32,536	24.3	28,767	25.6
Trade and barter expense	7,142	5.3	7,357	6.6
Depreciation	8,419	6.3	7,980	7.1
Amortization of intangible assets	6,193	4.6	7,990	7.1
Amortization of broadcast rights, excluding barter	2,960	2.2	2,969	2.6
Income from operations	$27,700		$17,818

 Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Gross local advertising revenue was $65.6 million for the three months ended March 31, 2014, compared to $59.9 million for the same period in 2013, an increase of $5.7 million, or 9.5%. Gross national advertising revenue was $27.2 million for the three months ended March 31, 2014, compared to $23.4 million for the same period in 2013, an increase of $3.8 million, or 16.3%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from the Company’s newly acquired stations of $5.4 million, net of a terminated outsourcing agreement of one station. Our legacy stations’ local and national advertising revenue increased by $4.1 million during the three months ended March 31, 2014 compared to 2013, primarily due to increased advertising revenue from the Olympics on our NBC affiliate stations and increases in national advertising revenue. Our largest advertiser category, automotive, represented 23.4% and 23.1% of our legacy stations’ local and national advertising revenue for the three months ended March 31, 2014 and 2013, respectively. Overall, this category increased by 4.0% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 20.1%, radio/TV/cable/newspapers, which increased 69.1%, furniture, which increased 2.3%, and attorneys, which increased 5.0%.

Gross political advertising revenue was $4.0 million for the three months ended March 31, 2014, compared to $0.8 million for the same period in 2013, an increase of $3.2 million, due to 2014 being an election year.

Retransmission compensation was $35.1 million for the three months ended March 31, 2014, compared to $23.8 million for the same period in 2013, an increase of $11.3 million, or 47.6%. The increase in retransmission compensation was primarily attributable to the $4.7 million incremental revenue from the Company’s newly acquired stations and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

Digital media revenue, primarily representing internet-based advertising revenue generated at our stations and Inergize Digital Media (“Inergize”), was $6.3 million for the three months ended March 31, 2014, compared to $6.5 million for the same period in 2013, a decrease of $0.2 million, or 3.4%. The decrease was primarily attributable to a $1.0 million decrease in digital media revenue of Inergize as a result of certain customer contracts that were terminated during 2013. This was partially offset by $0.6 million increase in digital media revenue of our legacy stations attributable to increased advertising revenue from the Olympics and $0.2 million attributable to incremental revenue from the Company’s newly acquired stations.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of our and Mission’s stations, were $8.5 million for the three months ended March 31, 2014, compared to $6.7 million for the same period in 2013, an increase of $1.8 million, or 26.3%. This was primarily attributable to an increase in stock-based compensation expense of $1.1 million due to stock option grants during the first quarter of 2014, an increase in bonus expense of $0.4 million related to the increased number of stations and higher revenue and an increase in payroll and payroll related expenses of $0.4 million. These increases were partially offset by a decrease in legal and professional fees of $0.4 million associated with our and Mission’s acquisitions of television stations during the first quarter of the prior year.

    Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $72.9 million for the three months ended March 31, 2014, compared to $61.4 million for the same period in 2013, an increase of $11.6 million, or 18.8%. The increase was primarily due to expenses of the Company’s newly acquired stations of $7.5 million and an increase in programming costs for our legacy stations of $3.8 million primarily related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $8.4 million for the three months ended March 31, 2014, compared to $8.0 million for the same period in 2013, an increase of $0.4 million, or 5.5%, primarily due to the incremental depreciation of fixed assets from the Company’s newly acquired stations.

Amortization of intangible assets was $6.2 million for the three months ended March 31, 2014, compared to $8.0 million for the same period in 2013, a decrease of $1.8 million, or 22.5%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of our newly acquired intangible assets.

    Amortization of broadcast rights, excluding barter was consistent at $3.0 million for each of the three months ended March 31, 2014 and 2013.

Interest Expense

Interest expense, net was $15.2 million for the three months ended March 31, 2014, compared to $16.5 million for the same period in 2013, a decrease of $1.4 million, or 8.3%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing the $325.0 million 8.875% senior second lien notes into a combination of $275.0 million 6.875% senior unsecured notes and borrowings under our and Mission’s amended credit facilities in October 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 to fund our and Mission’s acquisitions of television stations.

Income Taxes

Income tax expense was $5.0 million for the three months ended March 31, 2014, compared to $0.5 million for the same period in 2013, an increase of $4.5 million. The effective tax rate for the three months ended March 31, 2014 and 2013 was 40.7% and 40.5%, respectively.

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

Overview

    The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$44,731	$13,105
Net cash used in investing activities	(26,026)	(127,894)
Net cash provided by (used in) financing activities	(8,153)	68,415
Net (decrease) increase in cash and cash equivalents	$10,552	$(46,374)
Cash paid for interest	$5,547	$3,350
Cash paid for income taxes, net	$47	$899

	As of	As of
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$50,580	$40,028
Long-term debt including current portion	1,067,552	1,071,119
Unused incremental term loan commitments under senior secured credit facilities	184,000	184,000
Unused revolving loan commitments under senior secured credit facilities(1)	105,000	105,000
_____________________________
(1)	Based on covenant calculations, as of March 31, 2014, all of the $105.0 million unused revolving loan commitments under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $31.6 million during the three months ended March 31, 2014 compared to the same period in 2013. This was primarily due to a $22.2 million cash increase resulting from the timing of collections of accounts receivable, an increase in net revenue of $21.6 million less an increase in corporate expenses, station direct operating expenses and selling, general and administrative expenses of $13.3 million and a decrease in payments for broadcast rights of $0.6 million. These increases were partially offset by an increase in cash paid for interest of $2.2 million.

Cash paid for interest increased by $2.2 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily due to additional borrowings under our and Mission’s senior secured credit facilities during 2013 to fund our and Mission’s acquisitions of television stations. This increase was partially offset by lower interest rates as a result of amended terms on our and Mission’s credit agreements during the fourth quarter of 2013.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $101.9 million during the three months ended March 31, 2014 compared to the same period in 2013. During the three months ended March 31, 2014, we completed the acquisitions of KCAU, WHBF and WOI from Citadel and paid the remaining purchase price of $22.1 million. During the three months ended March 31, 2013, we acquired or contracted to provide programming and sales services to 8 television stations for total payments of $121.1 million.

Capital expenditures during the three months ended March 31, 2014 decreased by $2.8 million, compared to the same period in 2013 primarily due to capital expenditures for our newly acquired stations during the first quarter of 2013.

Cash Flows – Financing Activities

    Net cash flows used in financing activities was $8.2 million during the three months ended March 31, 2014 compared to the net cash provided by financing activities of $68.4 million for the same period in 2013.

    In 2014, we and Mission repaid a total of $3.6 million outstanding principal under our and Mission’s term loans and we paid quarterly dividends to our Class A stockholders of $4.6 million ($0.15 per share). In 2013, we and Mission borrowed a total of $70.0 million in additional term loans and revolving loans under the senior secured credit facilities to finance various acquisitions and paid $0.7 million for debt financing costs. Additionally, we received $1.5 million in proceeds from stock option exercises, and we paid $3.5 million ($0.12 per share) in quarterly dividend payments to our Class A and Class B stockholders.

    Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2014, we and Mission had total combined debt of $1.1 billion, which represented 100.8% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $105.0 million of total unused revolving loan commitments under their respective senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2014. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under senior secured credit facilities will reduce our and Mission’s future borrowing capacity and the amount of total unused revolving loan commitments.

Effective April 30, 2014, Nexstar and Mission amended each of their credit agreements. The amendments reduced the total commitments under the Company’s Term Loan A Facilities to $172.2 million. The amendments also increased the commitment fees on the Company’s unused Term Loan A Facilities to 1.0% and extended the quarterly principal payments to commence on December 31, 2014. On May 5, 2014, Nexstar prepaid $3.2 million of the outstanding principal balance under its Term Loan A pursuant to the terms of its amended credit agreement. The Company’s unused Term Loan A Facilities of $122.2 million are expected to be utilized to fund a portion of the remaining $243.0 million due for the acquisition of Communications Corporation of America and White Knight Broadcasting upon closing, which we project to close in the second quarter of 2014. The Company and Rocky Creek Communications, Inc., an independent third party, expect to fund the remaining purchase price through cash on hand and cash generated prior to closing and additional amounts drawn under the Company’s senior secured credit facilities.

Effective April 1, 2014, Nexstar acquired the assets of IBS for a total purchase price of $20.0 million, subject to adjustments for working capital. The purchase price was funded by cash on hand.

The Company also signed agreements to acquire stations from Stainless, Grant, Gray TV and Excalibur. We will fund the remaining $79.0 million to Grant and $33.5 million to Gray TV, subject to adjustments for working capital, through cash generated from operations prior to closing, borrowings under our senior secured credit facility and future credit transactions, upon closing, which we project to occur in 2014. Mission will finance the remaining purchase price of $15.1 million to Stainless, $15.3 million to us and $4.0 million to Excalibur, subject to working capital adjustments, through cash generated from operations prior to closing and borrowings under its senior secured credit facility, which Mission projects to occur in 2014.

On April 25, 2014, our Board of Directors declared a quarterly dividend of $0.15 per share of our Class A common stock. The dividend is payable on May 30, 2014 to shareholders of record on May 16, 2014.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2014 (in thousands):

	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Nexstar senior secured credit facility	$311,953	$3,252	$12,286	$45,545	$250,870
Mission senior secured credit facility	231,441	1,378	4,171	4,670	221,222
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
	$1,068,394	$4,630	$16,457	$50,215	$997,092

    We make semiannual interest payments on our $525.0 million 6.875% Senior Unsecured Notes (“6.875% Notes”) on May 15 and November 15 of each year. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

    Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from March 31, 2014.

No Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that as of March 31, 2014 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

The term loan borrowings at March 31, 2014 under the Company’s senior secured credit facilities bear interest rates ranging from 2.7% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.7% at March 31, 2014. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2014 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $1.2 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2014. Due to the LIBOR floor on certain of our term loans, an increase of 50 basis points in LIBOR would result in a $0.2 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $0.1 million. Our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2014, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, except the following risk factors are replaced in their entirety, due to recent changes in FCC rules:

The loss of or material reduction in retransmission consent revenues or further regulatory change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

The Company’s retransmission consent agreements with cable operators, DBS systems, and others (collectively “MVPDs”) permit these operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. Our retransmission consent agreements expire at various times with a large number of agreements set to expire during 2014. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

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

In addition, MVPDs are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.

This new rule will be effective thirty (30) days after publication of the rule in the Federal Register.  Retransmission consent agreements jointly negotiated prior to the effective date will remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission agreements will be effectively voided upon effectiveness of the rule. Accordingly, upon the effectiveness of the new rule, in most markets, Mission will be effectively required to separately negotiate its retransmission consent agreements with MVPDs. We cannot predict what effect, if any, the requirement for separate negotiations by Nexstar and Mission will have on the Company’s revenues and expenses.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet without the consent of the broadcast station. In three cases (one of which involves a station owned by Nexstar), a federal district court issued a preliminary injunction enjoining an OTTD from streaming broadcast programming because the court concluded that the OTTD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides MVPDs with the copyrights to retransmit broadcast programming. In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court concluded that the OTTD was likely to prevail in demonstrating that its operations are not a copyright violation. The U.S. Supreme Court heard oral arguments with respect to the differing lower court interpretations in April 2014. A decision is expected in June 2014. In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OTTD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules. We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings. However, if the courts determine that consent of the broadcast station or copyright owners is not required and/or if the FCC determines that an OTTD is not an MVPD, our business and results of operations could be materially and adversely affected.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

In 18 of our markets, we have created duopolies by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). The FNPRM solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as shared services agreements (“SSAs”) between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM are expected to be filed in 2014.

    Concurrently with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule will have two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. This new rule will require us to amend or terminate any existing JSA involving the sale of advertising time in excess of 15 percent for another in-market station, including Nexstar’s present agreements to sell advertising inventory and provide other services for the independently owned Mission stations, unless we are able to obtain a waiver from the FCC.

If we are required to terminate or modify our JSAs or other local services agreements, our business could be affected in the following ways: 1) Loss of revenues - we could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to our advertisers and receipt of less revenues from them.  During the year ended December 31, 2013 and the quarter ended March 31, 2014, the Company’s net revenue included $68.5 million and $18.5 million, respectively, of revenue recognized by Mission, which is comprised of its revenue from local service agreements with Nexstar and revenue from other sources. See the notes to the Company’s and Mission’s financial statements for further information. 2) Increased costs – our cost structure would increase due to loss of operating synergies associated with the addition of redundant management and overlapping sales force costs.  3) Alternative arrangements – we may need to enter into alternative agreements which may be on terms that are less beneficial to us than existing agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have four announced acquisitions that are pending FCC approval that include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We intend to respond to regulatory inquiries associated with each of the announced acquisitions and to seek to bring our pending transactions into compliance with the new rule and processing guidelines to the extent feasible.  Our intent is to close each of the transactions in 2014, although we cannot provide assurance that we will be able to do so.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, the Company’s ability to close upon currently pending acquisitions or consummate further acquisitions in the future.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to examine shared services agreements and whether to make such agreements attributable interests under its ownership rules; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; and whether to modify its network non-duplication and syndicated exclusivity rules.

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

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

On March 12, 2014, Nexstar entered into a definitive agreement to acquire the assets of IBS for $20.0 million, subject to adjustments for working capital. A copy of the asset purchase agreement is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference. On April 2, 2014, Nexstar completed the acquisition of IBS. The financial statements and pro forma financial information required by item 9.01 (a) and (b) of the Current Report on Form 8-K will be filed no later than 75 days after this date.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR)*
10.2	Asset Purchase Agreement by and between Internet Broadcasting Systems, Inc. and Nexstar Broadcasting, Inc. dated March 12, 2014*
10.3	Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation*
10.4
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.5
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2014 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

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

Dated: May 9, 2014