Form 10-Q
period 2014-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2014-08-08
CIK 1142417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2014, the registrant had 30,887,926 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information, unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$32,113	$40,028
Accounts receivable, net of allowance for doubtful accounts of $2,994 and $3,035, respectively	106,851	109,430
Deferred tax assets, net	38,585	38,585
Prepaid expenses and other current assets	12,091	13,123
Total current assets	189,640	201,166
Property and equipment, net	219,155	212,259
Goodwill	213,880	198,052
FCC licenses	253,407	222,757
FCC licenses of consolidated variable interest entities	43,102	66,263
Other intangible assets, net	178,081	162,721
Deferred tax assets, net	21,796	30,898
Other noncurrent assets, net	69,991	69,606
Total assets	$1,189,052	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$6,575	$6,857
Accounts payable	12,031	10,250
Accrued expenses	33,639	24,142
Interest payable	4,878	4,661
Amounts payable to sellers for acquisition of stations	-	22,000
Other current liabilities of consolidated variable interest entities	5,331	4,923
Other current liabilities	10,746	11,089
Total current liabilities	73,200	83,922
Debt	1,081,805	1,064,262
Other noncurrent liabilities of consolidated variable interest entities	7,127	8,080
Other noncurrent liabilities	17,460	20,689
Total liabilities	1,179,592	1,176,953
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2014 and December 31, 2013	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 30,887,926 and 30,598,535 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	309	306
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2014 and December 31, 2013	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	397,208	396,817
Accumulated deficit	(392,057)	(410,354)
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	5,460	(13,231)
Noncontrolling interest in a consolidated variable interest entity	4,000	-
Total stockholders' equity (deficit)	9,460	(13,231)
Total liabilities and stockholders' equity (deficit)	$1,189,052	$1,163,722

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenue	$146,930	$126,211	$280,763	$238,416
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	45,257	36,461	87,106	70,565
Selling, general, and administrative expenses, excluding depreciation and amortization	43,796	37,565	84,836	73,065
Amortization of broadcast rights	8,280	8,866	16,912	17,679
Amortization of intangible assets	6,112	6,914	12,305	14,904
Depreciation	8,543	8,213	16,962	16,193
Total operating expenses	111,988	98,019	218,121	192,406
Income from operations	34,942	28,192	62,642	46,010
Interest expense, net	(15,339)	(16,903)	(30,509)	(33,452)
Loss on extinguishment of debt	(71)	-	(71)	-
Other expenses	(127)	(84)	(255)	(168)
Income before income taxes	19,405	11,205	31,807	12,390
Income tax expense	(8,461)	(4,838)	(13,510)	(5,318)
Net income	$10,944	$6,367	$18,297	$7,072
Net income per common share:
Basic	$0.36	$0.22	$0.60	$0.24
Diluted	$0.34	$0.20	$0.57	$0.23
Weighted average number of common shares outstanding:
Basic	30,641	29,604	30,622	29,533
Diluted	31,932	31,325	31,921	31,189

Dividends declared per common share	$0.15	$0.12	$0.30	$0.24

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2014
(in thousands, except share information, unaudited)

											Noncontrolling
											interest in a
			Common Stock						Additional		consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	variable interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	entity	Equity (Deficit)
Balances as of December 31, 2013	-	$-	30,598,535	$306	-	$-	-	$-	$396,817	$(410,354)	$-	$(13,231)
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,556	-	-	3,556
Exercise of stock options	-	-	289,391	3	-	-	-	-	1,281	-	-	1,284
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	4,734	-	-	4,734
Common stock dividends declared	-	-	-	-	-	-	-	-	(9,180)	-	-	(9,180)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	4,000	4,000
Net income	-	-	-	-	-	-	-	-	-	18,297	-	18,297
Balances as of June 30, 2014	-	$-	30,887,926	$309	-	$-	-	$-	$397,208	$(392,057)	$4,000	$9,460

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$18,297	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,626	871
Amortization of broadcast rights, excluding barter	5,731	6,280
Depreciation of property and equipment	16,962	16,193
Amortization of intangible assets	12,305	14,904
Loss on asset disposal, net	146	2
Amortization of debt financing costs	1,272	1,022
Amortization of debt discount	79	657
Loss on extinguishment of debt	71	-
Stock-based compensation expense	3,556	994
Deferred income taxes	12,044	4,711
Payments for broadcast rights	(6,078)	(7,379)
Deferred gain recognition	(218)	(218)
Amortization of deferred representation fee incentive	(410)	(410)
Excess tax benefit from stock option exercises	(4,734)	(6,860)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,625	(30,411)
Prepaid expenses and other current assets	(476)	113
Other noncurrent assets	152	13
Accounts payable and accrued expenses	8,629	4,269
Interest payable	217	(391)
Other liabilities of consolidated variable interest entities	821	780
Other noncurrent liabilities	(197)	(410)
Net cash provided by operating activities	73,420	11,802
Cash flows from investing activities:
Purchases of property and equipment	(9,065)	(10,012)
Deposits and payments for acquisitions, net of cash acquired	(85,298)	(154,620)
Proceeds from disposals of property and equipment	33	36
Net cash used in investing activities	(94,330)	(164,596)
Cash flows from financing activities:
Repayments of long-term debt	(7,763)	(32,875)
Payments for debt financing costs	(357)	(1,769)
Proceeds from long-term debt	24,938	168,875
Purchase of treasury stock	-	(8,422)
Proceeds from exercise of stock options	1,284	4,308
Excess tax benefit from stock option exercises	4,734	6,860
Common stock dividends paid	(9,180)	(7,057)
Payments for capital lease obligations	(661)	(500)
Net cash provided by financing activities	12,995	129,420
Net decrease in cash and cash equivalents	(7,915)	(23,374)
Cash and cash equivalents at beginning of period	40,028	68,999
Cash and cash equivalents at end of period	$32,113	$45,625
Supplemental information:
Interest paid	$28,939	$32,072
Income taxes paid, net of refunds	$1,441	$2,123
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,900	$792
Noncash purchases of property and equipment	$961	$2,661
Accrued debt financing costs	$-	$485

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2014, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 80 television stations and 20 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 46 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa and Colorado. The stations are affiliates of ABC (20 stations), NBC (16 stations), FOX (14 stations), CBS (16 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (6 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (3 digital multicast channels), LiveWell (2 digital multicast channels), LATV (one digital multicast channel) and one independent station. Through various local service agreements, Nexstar provided sales, programming and other services to 22 stations and 5 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned variable interest entities (“VIEs”), including Mission, for which Nexstar is the primary beneficiary. Nexstar and the consolidated VIEs are collectively referred to as the “Company”. Where the assets of the consolidated VIEs are not available to be used to settle the obligations of Nexstar, they are presented separately as assets of the consolidated VIEs on the Condensed Consolidated Balance Sheets. Similarly, where the creditors of the consolidated VIEs do not have recourse to the general credit of Nexstar, the related liabilities are presented separately as liabilities of the consolidated VIEs on the Condensed Consolidated Balance Sheets. Noncontrolling interest represents the owner’s share of the equity in one of Nexstar’s consolidated VIEs and is presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity (deficit). Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Certain stations owned by Citadel Communications, L.P. and its related entities (“Citadel”) were considered VIEs as of December 31, 2013. Nexstar completed the acquisition of these stations from Citadel during the first quarter of 2014 and they are no longer VIEs as of June 30, 2014.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2013. The balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, Nexstar has an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of June 30, 2014, the assets of Mission consisted of current assets of $17.3 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $1.8 million, FCC licenses of $41.6 million, goodwill of $32.5 million, other intangible assets of $22.6 million, property and equipment of $25.4 million, noncurrent deferred tax assets of $21.7 million and other noncurrent assets of $7.0 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 9 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of June 30, 2014:

Service Agreements	Mission Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
__________________________________
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

Variable Interest Entities

Nexstar may determine that a station is a VIE as a result of local service agreements entered into with the owner-operator of the station. The term local service agreement generally refers to a contract between separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. In addition to those with Mission, Nexstar has VIEs in connection with local service agreements entered into with stations as discussed below.

Nexstar determined that it has a variable interest in KFQX, the FOX affiliate in the Grand Junction, Colorado market. Effective June 13, 2014, upon Nexstar’s acquisition of KREX (See Note 3), Nexstar assumed the contractual obligations under the station’s TBA with KFQX, to program most of KFQX’s broadcast time, sell its advertising time and retain the advertising revenue. Nexstar evaluated the business arrangements with KFQX and determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated KFQX.

As of June 30, 2014, the assets of KFQX consisted of FCC license of $1.5 million, goodwill of $0.7 million and other intangible assets of $1.8 million. The consolidation of the assets and liabilities of the station into Nexstar resulted in a noncontrolling interest of $4.0 million, representing the interest held by the owners of KFQX as of June 13, 2014. See Note 3 for additional information. During the period June 13, 2014 to June 30, 2014, the station had no significant revenue and operating results.

Nexstar has also determined that it has a variable interest in WYZZ, the FOX affiliate in Peoria, Illinois owned by Cunningham Broadcasting Corporation (“Cunningham”). Nexstar has evaluated its arrangement with Cunningham and has determined that it is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the station, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated this station. Under the outsourcing agreement with Cunningham, Nexstar pays for certain operating expenses of WYZZ, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Cunningham outsourcing agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. In 2013, WYZZ was owned by Sinclair Broadcast Group, Inc. (“Sinclair”) and sold to Cunningham in November 2013, and Nexstar had another variable interest in WUHF in Rochester, New York, also owned by Sinclair, which terminated on December 31, 2013. Under the outsourcing agreements, Nexstar made payments to Cunningham of $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and to Sinclair of $1.3 million and $2.4 million for the three and six months ended June 30, 2013, respectively. Nexstar had a balance due to Cunningham and Sinclair for fees under these arrangements in the amount of $0.3 million and $1.8 million as of June 30, 2014 and December 31, 2013, respectively, and had receivables for advertising aired on these stations in the amount of $0.6 million and $2.5 million, respectively.

Nexstar had variable interests in the newly acquired stations from Citadel as a result of TBAs effective September 16, 2013. Nexstar evaluated the business arrangements with these stations and determined that it was the primary beneficiary of the variable interests because it had the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated these stations as of September 16, 2013 under authoritative guidance related to the consolidation of variable interest entities. Nexstar completed its acquisition of the Citadel stations in March 2014. Thus, Nexstar no longer has variable interests in these stations. See Note 3 for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average shares outstanding - basic	30,641	29,604	30,622	29,533
Effect of dilutive stock options	1,291	1,721	1,299	1,656
Weighted average shares outstanding - diluted	31,932	31,325	31,921	31,189

Stock options to purchase a weighted average of 762,000 shares and 691,000 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014, respectively, because their impact would have been antidilutive. No stock options were excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2013.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

The Company has also revised the previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2013. Non-cash purchases of property and equipment of $2.5 million which occurred during the three months ended March 31, 2013 were erroneously included within purchases of property and equipment, requiring net cash used in investing activities to be decreased by $2.5 million for each of the three months ended March 31, 2013, the six months ended June 30, 2013 and the nine months ended September 30, 2013. Additionally, certain payments for capital lease obligations were erroneously included in operating activities, requiring net cash provided by financing activities to be decreased by $0.2 million for the three months ended March 31, 2013, $0.5 million for the six months ended June 30, 2013 and $0.7 million for the nine months ended September 30, 2013. The above adjustments result in a decrease in net cash provided by operating activities of $2.3 million for the three months ended March 31, 2013, $2.0 million for the six months ended June 30, 2013 and $1.8 million for the nine months ended September 30, 2013. The Company does not believe these misclassifications were material to the previously reported interim financial statements. There was no impact on the consolidated statement of cash flows for the year ended December 31, 2013.

The above adjustments had no effect on net income or stockholders’ equity (deficit) as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. We are currently evaluating the impact of the provisions of the accounting standard update.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 provides guidance that raises the threshold for disposals to qualify as a discontinued operation. ASU 2014-08 also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and requires additional disclosures for discontinued operation and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The update is effective for the years beginning after December 15, 2014. Early application is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements with Citadel to acquire 3 television stations in 3 markets along with the respective network affiliation agreements: WOI, the ABC affiliate in the Des Moines, Iowa market, WHBF, the CBS affiliate in the Quad Cities, Iowa market and KCAU, the ABC affiliate in the Sioux City, Iowa market. Nexstar acquired the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash. In 2013, Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. Nexstar also entered into TBAs with these stations, effective September 16, 2013, to provide programming and sales services to these stations during the pendency of the FCC approval of the acquisitions. On March 5, 2014, Nexstar received approval from the FCC to purchase the remaining assets of KCAU and WHBF and to acquire the outstanding equity of WOI. On March 13, 2014, Nexstar completed the acquisition of FCC licenses and real property interests of KCAU and WHBF and the outstanding equity of WOI and paid the remaining purchase price of $22.0 million, funded by cash on hand. In addition, Nexstar finalized the fair values of the assets acquired and recorded a decrease in goodwill of $19 thousand. The TBAs entered into with KCAU, WHBF and WOI were also terminated as of this date. The acquisitions allow Nexstar entrance into 3 new markets. During the six months ended June 30, 2014, transaction costs relating to these acquisitions, including legal and professional fees of $0.1 million, were expensed as incurred.

The fair values of the assets acquired and liabilities consolidated upon becoming a VIE are as follows (in thousands):

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

The $10.7 million goodwill and $14.7 million FCC licenses attributable to KCAU and WHBF are deductible for tax purposes. WOI’s goodwill, FCC license and network affiliation agreements of $19.5 million, $10.0 million and $11.0 million, respectively, will not be deductible for tax purposes until such time that the station may be disposed.

The acquired stations’ net revenue of $6.0 million and net income of $0.9 million during the three months ended June 30, 2014 and net revenue of $11.7 million and net income of $1.1 million during the six months ended June 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

Internet Broadcasting Systems

Effective April 1, 2014, Nexstar acquired the assets of Internet Broadcasting Systems, Inc. (“IBS”), a digital publishing platform and digital agency services provider, for a total purchase price of $18.8 million, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. During the six months ended June 30, 2014, transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred. Additionally, employment charges of $0.5 million were incurred and included in the condensed consolidated statement of operations during the three months ended June 30, 2014.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$631
Prepaid expenses and other current assets	154
Property and equipment	2,851
Software and other intangible assets	10,853
Goodwill	6,396
Total assets acquired	20,885
Less: Accounts payable and accrued expenses	(1,119)
Less: Deferred revenue	(976)
Net assets acquired	$18,790

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill is deductible for tax purposes. Software and other intangible assets are amortized over an estimated weighted average useful life of five years.

IBS’ net revenue of $5.3 million and net loss of $0.8 million for the period April 1, 2014 to June 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

ETG

On May 15, 2014, Nexstar acquired the outstanding equity of Enterprise Technology Group, Inc. (“ETG”), a digital content management firm that offers solutions for media companies to build a presence on the web and in the mobile content sector, for a total purchase price of $7.2 million, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. No significant transaction costs relating to this acquisition were incurred during the three and six months ended June 30, 2014.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$433
Accounts receivable	210
Prepaid expenses and other current assets	84
Property and equipment	75
Software and other intangible assets	5,452
Goodwill	3,309
Total assets acquired	9,563
Less: Accounts payable and accrued expenses	(368)
Less: Deferred revenue	(219)
Less: Deferred tax liabilities	(1,792)
Net assets acquired	$7,184

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill will not be deductible for tax purposes until such time that ETG may be disposed by Nexstar. Software and other intangible assets are amortized over an estimated weighted average useful life of five years.

ETG’s net revenue of $0.5 million and net loss of $0.1 million for the period May 15, 2014 to June 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

Gray TV

Effective June 13, 2014, Nexstar completed the acquisition of the outstanding equity of WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market, from Gray Television Group, Inc. (“Gray TV”) for $34.5 million in cash, funded by a combination of proceeds from borrowings under Nexstar’s Term Loan A Facility (See Note 6) and cash on hand. Additionally, the amount of unpaid working capital adjustment of $0.5 million is included in accrued expenses of the condensed consolidated balance sheet as of June 30, 2014. Both KREG and KREY operate as satellite stations of KREX. This acquisition allows Nexstar entrance into 2 new markets. No significant transaction costs were incurred in connection with this acquisition during the three and six months ended June 30, 2014.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$1,831
Broadcast rights	98
Prepaid expenses and other current assets	74
Property and equipment	12,513
FCC licenses	5,950
Network affiliation agreements	7,719
Other intangible assets	1,878
Goodwill	5,444
Total assets acquired	35,507
Less: Broadcast rights payable	(98)
Less: Accounts payable and accrued expenses	(361)
Net assets acquired	$35,048

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs.  The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 1.5 years.

The acquired stations’ net revenue of $0.5 million and net income of $0.1 million for the period June 13, 2014 to June 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of KFQX from Excalibur. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement with Parker Broadcasting, Inc. (“Parker”) to acquire KFQX for $4.0 million. In connection with this restructuring, Mission paid Parker a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is projecting it to close in 2014. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the three and six months ended June 30, 2014.

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in KFQX and has consolidated this station into its Condensed Consolidated Financial Statements beginning June 13, 2014. Nexstar is in the process of determining the fair values of the net assets of the consolidated VIE and has recorded the following estimated beginning assets and liabilities of the station (in thousands):

FCC licenses of a consolidated VIE	$1,539
Network affiliation agreements	1,744
Other intangible assets	19
Goodwill	698
Total assets of a consolidated VIE	4,000
Less: Accounts payable and accrued expenses	(13)
Net assets of a consolidated VIE	$3,987

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. Mission has not yet evaluated the tax deductibility of the values assigned to goodwill and FCC licenses upon completion of the acquisition. The intangible asset related to the network affiliation agreements is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 11 months.

Pending Acquisitions

CCA/White Knight

On April 24, 2013, Nexstar and Mission entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. Pursuant to the stock purchase agreement, Nexstar agreed to purchase all the outstanding equity of CCA and Mission agreed to purchase all the outstanding equity of White Knight. In addition, Nexstar and Mission each entered into purchase agreements with Rocky Creek Communications, Inc. (“Rocky Creek”) with respect to the sale of one station each to Rocky Creek.

Due to certain subsequent changes in FCC rules and policies (see Note 7), the parties have agreed to restructure the transaction such that Nexstar will acquire the stock of CCA as well as CCA’s rights and obligations with respect to certain operating agreements between CCA and White Knight. Mission and Rocky Creek will no longer participate in the acquisition and White Knight will continue to own and operate its stations subject to the operating agreements as assumed by Nexstar. Additionally, simultaneous with its acquisition of the CCA stock, Nexstar will sell three stations currently owned by CCA to third parties other than Mission and Rocky Creek.

On June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall Broadcasting Group, Inc. (“Marshall”) pursuant to which Mission assigned its rights and obligations under purchase agreements with Nexstar to Marshall with respect to television stations KPEJ, the FOX affiliate serving the Odessa-Midland market, and KMSS, the FOX affiliate serving the Shreveport market, which currently are owned by CCA, for $ 43.3 million, subject to FCC consent. Marshall and Nexstar have requested a waiver of the FCC’s new attribution rule with respect to JSAs and, subject to grant of the waiver, will enter into local service agreements with Nexstar which are substantially similar to the local service agreements between Nexstar and Mission.

On July 29, 2014, Nexstar entered into a purchase agreement with Bayou City Broadcasting Evansville, Inc. (“BCB”) pursuant to which Nexstar will, simultaneous with the CCA closing, sell CCA television station WEVV, the CBS affiliate serving the Evansville market, to BCB, for $18.6 million, subject to FCC consent. There will be no relationship between Nexstar and BCB or their respective stations upon BCB’s purchase of WEVV.

Upon consummation of the above transactions, Nexstar will acquire 13 television stations, one of which will be sold to BCB and two of which will be sold to Marshall and White Knight will continue to own its television stations. Nexstar and Marshall will enter into local service agreements for KPEJ and KMSS and Nexstar will assume CCA’s rights and obligations under CCA’s local service agreements with White Knight. These transactions will allow the Company entrance into 7 new markets and create duopolies in 4 markets. The stations impacted are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	88	KWKT KYLE	FOX/MyNetworkTV/ Estrella FOX/MyNetworkTV/ Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	94	WGMB WBRL-CD	FOX The CW
Tyler-Longview, TX	107	KETK	NBC/Estrella
Lafayette, LA	124	KADN KLAF-LD	FOX MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV

Marshall:
Shreveport, LA	83	KMSS	FOX
Odessa-Midland, TX	152	KPEJ	FOX/Estrella

White Knight:
Baton Rouge, LA	94	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	107	KFXK KFXL-LD KLPN-LD	FOX FOX MyNetworkTV
Shreveport, LA	83	KSHV	MyNetworkTV

BCB:
Evansville, IN	104	WEVV	CBS

A deposit of $27.0 million was paid in April 2013 upon signing the agreement, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under Nexstar’s existing credit facilities. Marshall will fund the payment of purchase price to Nexstar through future credit transactions which Nexstar has agreed to guarantee. BCB will fund its acquisition of WEVV separately and make a payment to Nexstar in the amount of the purchase price. The acquisitions are subject to FCC approval, Department of Justice (“DOJ”) approval and other customary conditions and Nexstar projects them to close in 2014. During the six months ended June 30, 2014, transaction costs relating to these acquisitions, including legal fees of $0.1 million, were expensed as incurred.

Stainless

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). The acquisition will allow Mission entrance into this market. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid in September 2013 upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in 2014. During the three and six months ended June 30, 2014, transactions costs relating to this acquisition, including legal and professional fees of $0.1 million and $0.4 million, respectively, were expensed as incurred.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $87.5 million in cash, subject to adjustments for working capital. The stations to be acquired, along with their respective network affiliation agreements, are WFXR, the FOX affiliate and WWCW, The CW affiliate, both serving the Roanoke, Virginia market, WZDX, the FOX affiliate in the Huntsville, Alabama market, KGCW, The CW affiliate and KLJB, the FOX affiliate, both in the Quad Cities, Iowa market and WLAX/WEUX, the FOX affiliates, in the LaCrosse, Wisconsin market. WEUX operates as a satellite station of WLAX. Simultaneous with this acquisition, Nexstar entered into a purchase agreement with Mission pursuant to which Mission would acquire KLJB from Nexstar and, upon consummation, enter into local service agreements with Nexstar.

Due to certain subsequent changes in FCC rules and policies (see Note 7), on June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall pursuant to which Mission assigned its rights and obligations under its purchase agreement with Nexstar to Marshall and Marshall will acquire KLJB for $15.3 million, subject to FCC consent. Marshall and Nexstar have requested a waiver of the FCC’s new attribution rule with respect to joint sales agreements and, subject to grant of the waiver, will enter into local service agreements with Nexstar which are substantially similar to the local service agreements between Nexstar and Mission.

The acquisition will allow Nexstar entrance into 3 new markets and duopolies in two markets. A deposit of $8.5 million was paid by Nexstar in November 2013 upon signing the stock purchase agreement, funded by cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under Nexstar’s existing credit facilities. Marshall will fund the payment of purchase price to Nexstar through future credit transactions which Nexstar has agreed to guarantee. The acquisitions are subject to FCC approval and other customary conditions and Nexstar is projecting them to close in 2014. No significant transaction costs were incurred in connection with this acquisition during the three and six months ended June 30, 2014.

Unaudited Pro Forma Information

    The acquisitions of Citadel stations, Gray TV stations and ETG are immaterial, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions. The following unaudited pro forma information has been presented as if the acquisition of IBS had occurred on January 1, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$146,930	$131,306	$286,213	$248,166
Income before income taxes	19,521	10,512	31,449	10,427
Net income	11,012	5,926	18,087	5,822
Net income per common share - basic	0.36	0.20	0.59	0.20
Net income per common share - diluted	0.34	0.19	0.57	0.19

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had Nexstar owned IBS during the specified periods.

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2014			December 31, 2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$451,274	$(300,868)	$150,406	$441,811	$(291,154)	$150,657
Other definite-lived intangible assets	1-15	51,844	(24,169)	27,675	33,642	(21,578)	12,064
Other intangible assets		$503,118	$(325,037)	$178,081	$475,453	$(312,732)	$162,721

The following table presents the Company’s estimate of amortization expense for the remainder of 2014, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2014 (in thousands):

Remainder of 2014	$12,868
2015	24,384
2016	19,452
2017	18,540
2018	16,186
2019	12,733
Thereafter	73,918
$178,081

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balance as of December 31, 2013	$244,043	$(45,991)	$198,052	$338,441	$(49,421)	$289,020
Acquisitions (See Note 3):
Citadel	(19)	-	(19)	-	-	-
IBS	6,396	-	6,396	-	-	-
ETG	3,309	-	3,309	-	-	-
Gray TV	5,444	-	5,444	5,950	-	5,950
Consolidation of a VIE (See Notes 2 and 3)	698	-	698	1,539	-	1,539
Balance as of June 30, 2014	$259,871	$(45,991)	$213,880	$345,930	$(49,421)	$296,509

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2014, the Company did not identify any events that would trigger impairment assessment.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Compensation and related taxes	$16,300	$9,744
Sales commissions	2,429	2,556
Employee benefits	1,875	1,354
Property taxes	1,096	649
Other	11,939	9,839
	$33,639	$24,142

6.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Term loans, net of discount of $1,491 and $1,554, respectively	$562,750	$545,450
6.875% Senior unsecured notes due 2020, including premium of $630 and $669, respectively	525,630	525,669
	1,088,380	1,071,119
Less: current portion	(6,575)	(6,857)
	$1,081,805	$1,064,262

2014 Transactions

Through June 2014, Nexstar and Mission paid the contractual maturities under their senior secured credit facilities of $1.0 million and $0.9 million, respectively.

On March 10, 2014, pursuant to the mandatory prepayment provisions under their credit agreements, Nexstar and Mission prepaid $1.1 million and $1.0 million, respectively, of the outstanding principal balances under their Term Loan B-2 facilities. In addition, Nexstar prepaid $0.5 million of the outstanding principal balance under its Term Loan A. The mandatory prepayments were calculated per the credit agreements, based on the consolidated first lien indebtedness ratio, as defined in the credit agreements, less amounts declined by lenders.

Effective April 30, 2014, Nexstar and Mission amended each of their credit agreements. The amendments increased Nexstar’s total commitments under its Term Loan A Facility from $144.0 million to $159.0 million and reduced Mission’s total commitments under its Term Loan A Facility from $90.0 million to $60.0 million. Pursuant to the terms of the amended credit agreements, Nexstar may also reallocate its unused Term Loan A Facility to Mission and Mission may reallocate its unused Term Loan A Facility to Nexstar. Additionally, the amendments increased the commitment fees on unused Term Loan A Facilities from 0.5% to 1.0% and extended the quarterly principal payments commencement to December 31, 2014. On May 5, 2014, Nexstar prepaid $3.2 million of the outstanding principal balance under its Term Loan A pursuant to the terms of its amended credit agreement.

On June 12, 2014, Nexstar borrowed $25.0 million, issued at 99.75%, under its Term Loan A Facility to partially fund the acquisition of certain television stations from Gray TV (See Note 3).

Unused Commitments and Borrowing Availability

Nexstar and Mission had $105.0 million of total unused revolving loan commitments and $147.2 million of unused Term Loan A Facilities under their amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2014. Nexstar and Mission’s ability to access funds under their senior secured credit facilities depends, in part, on their compliance with certain financial covenants.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial covenant ratios, including (1) a maximum consolidated total net leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.25 to 1.00 at June 30, 2014, (2) a maximum consolidated first lien net leverage ratio of 4.00 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of June 30, 2014, Nexstar was in compliance with all of its covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$562,750	$563,771	$545,450	$546,818
6.875% Senior unsecured notes(2)	525,630	568,313	525,669	561,750
________________________________
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

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper/broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. In June 2012, the Supreme Court denied various petitions for review of the Third Circuit’s decision.

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

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule will have two years from June 19, 2014, the effective date of the rule, to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. If we are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSA agreements. The Company, along with several other entities, has filed for review of the new JSA rule in the U.S. Court of Appeals for the D.C. Circuit. The D.C. Circuit currently is considering whether to hear the appeal or transfer it to the Third Circuit.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The FCC’s processing guidelines and the new JSA attribution rule are both subjects of pending court appeals.

In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order adopting rules to implement the broadcast television spectrum incentive auction, including rules addressing the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. The FCC will decide additional issues related to the incentive auction, including final auction procedures and still-outstanding technical issues, in separate proceedings over the next several months. The FCC has stated its intention to conduct the incentive auction in 2015. A reallocation of television spectrum for wireless broadband use will involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. An appeal has been filed for review of this new rule in the U.S. Court of Appeals for the D.C. Circuit.

Concurrently with its adoption of this rule, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  The FCC’s prohibition on joint negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on joint negotiations, on its business.

8.	Commitments and Contingencies

Guarantee of Mission Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of June 30, 2014, Mission had a maximum commitment of $321.0 million under its senior secured credit facility, of which $231.0 million of debt was outstanding.

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

9.	Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and its consolidated VIEs. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

The condensed consolidating statement of cash flows for the six months ended June 30, 2013 has been revised to reflect the correction of certain classification errors discussed in Note 2.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$29,391	$2,722	$-	$-	$32,113
Due from Nexstar Broadcasting	-	-	5,436	-	(5,436)	-
Other current assets	-	141,975	15,552	-	-	157,527
Total current assets	-	171,366	23,710	-	(5,436)	189,640
Investments in subsidiaries eliminated upon consolidation	72,616	-	-	87,858	(160,474)	-
Amounts due from subsidiary eliminated upon consolidation	652	-	-	-	(652)	-
Amounts due from parents eliminated upon consolidation	-	14,588	-	-	(14,588)	-
Property and equipment, net	-	193,736	25,419	-	-	219,155
Goodwill	-	181,391	32,489	-	-	213,880
FCC licenses	-	254,946	41,563	-	-	296,509
Other intangible assets, net	-	155,526	22,555	-	-	178,081
Other noncurrent assets	-	62,272	29,515	-	-	91,787
Total assets	$73,268	$1,033,825	$175,251	$87,858	$(181,150)	$1,189,052
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,738	$1,837	$-	$-	$6,575
Due to Mission	-	5,436	-	-	(5,436)	-
Other current liabilities	-	61,272	5,353	-	-	66,625
Total current liabilities	-	71,446	7,190	-	(5,436)	73,200
Debt	-	853,060	228,745	-	-	1,081,805
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	17,461	7,127	2	-	24,587
Total liabilities	(3)	941,967	243,062	15,242	(20,676)	1,179,592
Stockholders' equity (deficit):
Common stock	309	-	-	-	-	309
Other stockholders' equity (deficit)	72,962	91,858	(67,811)	72,616	(160,474)	9,151
Total stockholders' equity (deficit)	73,271	91,858	(67,811)	72,616	(160,474)	9,460
Total liabilities and stockholders' equity (deficit)	$73,268	$1,033,825	$175,251	$87,858	$(181,150)	$1,189,052

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$36,312	$3,716	$-	$-	$40,028
Due from Mission	-	3,847	-	-	(3,847)	-
Other current assets	-	146,298	14,840	-	-	161,138
Total current assets	-	186,457	18,556	-	(3,847)	201,166
Investments in subsidiaries eliminated upon consolidation	61,100	-	-	76,342	(137,442)	-
Amounts due from subsidiary eliminated upon consolidation	259	-	-	-	(259)	-
Amounts due from parents eliminated upon consolidation	-	14,981	-	-	(14,981)	-
Property and equipment, net	-	185,499	26,760	-	-	212,259
Goodwill	-	165,563	32,489	-	-	198,052
FCC licenses	-	247,457	41,563	-	-	289,020
Other intangible assets, net	-	138,683	24,038	-	-	162,721
Other noncurrent assets	-	69,161	31,343	-	-	100,504
Total assets	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,523	$2,334	$-	$-	$6,857
Due to Nexstar Broadcasting	-	-	3,847	-	(3,847)	-
Other current liabilities	-	72,115	4,950	-	-	77,065
Total current liabilities	-	76,638	11,131	-	(3,847)	83,922
Debt	-	834,131	230,131	-	-	1,064,262
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	20,690	8,080	2	-	28,769
Total liabilities	(3)	931,459	249,342	15,242	(19,087)	1,176,953
Stockholders' equity (deficit):
Common stock	306	-	-	-	-	306
Other stockholders' equity (deficit)	61,056	76,342	(74,593)	61,100	(137,442)	(13,537)
Total stockholders' equity (deficit)	61,362	76,342	(74,593)	61,100	(137,442)	(13,231)
Total liabilities and
stockholders' equity (deficit)	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$138,181	$8,749	$-	$-	$146,930
Revenue between consolidated entities	-	2,445	9,808	-	(12,253)	-
Net revenue	-	140,626	18,557	-	(12,253)	146,930
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	41,001	4,256	-	-	45,257
Selling, general, and administrative expenses, excluding depreciation and amortization	-	43,013	783	-	-	43,796
Local service agreement fees between consolidated entities	-	9,808	2,445	-	(12,253)	-
Amortization of broadcast rights	-	6,879	1,401	-	-	8,280
Amortization of intangible assets	-	5,402	710	-	-	6,112
Depreciation	-	7,820	723	-	-	8,543
Total operating expenses	-	113,923	10,318	-	(12,253)	111,988
Income from operations	-	26,703	8,239	-	-	34,942
Interest expense, net	-	(12,816)	(2,523)	-	-	(15,339)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(127)	-	-	-	(127)
Equity in income of subsidiaries	7,466	-	-	7,466	(14,932)	-
Income before income taxes	7,466	13,710	5,695	7,466	(14,932)	19,405
Income tax expense	-	(6,244)	(2,217)	-	-	(8,461)
Net income	$7,466	$7,466	$3,478	$7,466	$(14,932)	$10,944

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$119,002	$7,209	$-	$-	$126,211
Revenue between consolidated entities	-	2,445	10,042	-	(12,487)	-
Net revenue	-	121,447	17,251	-	(12,487)	126,211
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	32,804	3,657	-	-	36,461
Selling, general, and administrative expenses, excluding depreciation and amortization	-	36,801	764	-	-	37,565
Local service agreement fees between consolidated entities	-	10,042	2,445	-	(12,487)	-
Amortization of broadcast rights	-	7,373	1,493	-	-	8,866
Amortization of intangible assets	-	5,244	1,670	-	-	6,914
Depreciation	-	7,260	953	-	-	8,213
Total operating expenses	-	99,524	10,982	-	(12,487)	98,019
Income from operations	-	21,923	6,269	-	-	28,192
Interest expense, net	-	(12,397)	(4,506)	-	-	(16,903)
Other expense	-	(84)	-	-	-	(84)
Equity in income of subsidiaries	5,290	-	-	5,290	(10,580)	-
Income before income taxes	5,290	9,442	1,763	5,290	(10,580)	11,205
Income tax expense	-	(4,152)	(686)	-	-	(4,838)
Net income	$5,290	$5,290	$1,077	$5,290	$(10,580)	$6,367

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$263,134	$17,629	$-	$-	$280,763
Revenue between consolidated entities	-	4,890	19,456	-	(24,346)	-
Net revenue	-	268,024	37,085	-	(24,346)	280,763
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	78,484	8,622	-	-	87,106
Selling, general, and administrative expenses, excluding depreciation and amortization	-	83,230	1,606	-	-	84,836
Local service agreement fees between consolidated entities	-	19,456	4,890	-	(24,346)	-
Amortization of broadcast rights	-	14,021	2,891	-	-	16,912
Amortization of intangible assets	-	10,822	1,483	-	-	12,305
Depreciation	-	15,506	1,456	-	-	16,962
Total operating expenses	-	221,519	20,948	-	(24,346)	218,121
Income from operations	-	46,505	16,137	-	-	62,642
Interest expense, net	-	(25,493)	(5,016)	-	-	(30,509)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(255)	-	-	-	(255)
Equity in income of subsidiaries	11,515	-	-	11,515	(23,030)	-
Income before income taxes	11,515	20,707	11,100	11,515	(23,030)	31,807
Income tax expense	-	(9,192)	(4,318)	-	-	(13,510)
Net income	$11,515	$11,515	$6,782	$11,515	$(23,030)	$18,297

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$224,112	$14,304	$-	$-	$238,416
Revenue between consolidated entities	-	4,850	19,304	-	(24,154)	-
Net revenue	-	228,962	33,608	-	(24,154)	238,416
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	63,560	7,005	-	-	70,565
Selling, general, and administrative expenses, excluding depreciation and amortization	-	71,504	1,561	-	-	73,065
Local service agreement fees between consolidated entities	-	19,304	4,850	-	(24,154)	-
Amortization of broadcast rights	-	14,587	3,092	-	-	17,679
Amortization of intangible assets	-	11,168	3,736	-	-	14,904
Depreciation	-	14,272	1,921	-	-	16,193
Total operating expenses	-	194,395	22,165	-	(24,154)	192,406
Income from operations	-	34,567	11,443	-	-	46,010
Interest expense, net	-	(24,469)	(8,983)	-	-	(33,452)
Other expense	-	(168)	-	-	-	(168)
Equity in income of subsidiaries	5,572	-	-	5,572	(11,144)	-
Income before income taxes	5,572	9,930	2,460	5,572	(11,144)	12,390
Income tax expense	-	(4,358)	(960)	-	-	(5,318)
Net income	$5,572	$5,572	$1,500	$5,572	$(11,144)	$7,072

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$69,056	$4,364	$-	$-	$73,420

Cash flows from investing activities:
Purchases of property and equipment	-	(8,950)	(115)	-	-	(9,065)
Deposits and payments for acquisitions	-	(82,098)	(3,200)	-	-	(85,298)
Other investing activities	-	33	-	-	-	33
Net cash used in investing activities	-	(91,015)	(3,315)	-	-	(94,330)

Cash flows from financing activities:
Proceeds from long-term debt	-	24,938	-	-	-	24,938
Repayments of long-term debt	-	(5,849)	(1,914)	-	-	(7,763)
Common stock dividends paid	(9,180)	-	-	-	-	(9,180)
Inter-company payments	7,896	(7,896)	-	-	-	-
Other financing activities	1,284	3,845	(129)	-	-	5,000
Net cash provided by (used in) financing activities	-	15,038	(2,043)	-	-	12,995
Net decrease in cash and cash equivalents	-	(6,921)	(994)	-	-	(7,915)
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$29,391	$2,722	$-	$-	$32,113

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$13,331	$(1,529)	$-	$-	$11,802

Cash flows from investing activities:
Purchases of property and equipment	-	(9,964)	(48)	-	-	(10,012)
Deposits and payments for acquisitions	-	(95,282)	(59,338)	-	-	(154,620)
Other investing activities	-	36	-	-	-	36
Net cash used in investing activities	-	(105,210)	(59,386)	-	-	(164,596)

Cash flows from financing activities:
Proceeds from long-term debt	-	103,875	65,000	-	-	168,875
Repayments of long-term debt	-	(32,615)	(260)	-	-	(32,875)
Common stock dividends paid	(7,057)	-	-	-	-	(7,057)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	11,171	(11,171)	-	-	-	-
Other financing activities	4,308	7,441	(2,850)	-	-	8,899
Net cash provided by financing activities	-	67,530	61,890	-	-	129,420
Net (decrease) increase in cash and cash equivalents	-	(24,349)	975	-	-	(23,374)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$44,332	$1,293	$-	$-	$45,625

10.	Subsequent Events

On July 25, 2014, Nexstar’s Board of Directors declared a quarterly dividend of $0.15 per share of its Class A common stock. The dividend is payable on August 29, 2014 to stockholders of record on August 15, 2014.

On July 29, 2014, Nexstar entered into a purchase agreement with BCB to sell CCA television station WEVV, the CBS affiliate serving the Evansville, Indiana market, to BCB in connection with the closing of the CCA transaction. See Note 3 for additional information.

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

    As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting, and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” “ours,” and “us” refer to Nexstar. All references to the “Company” refer to Nexstar and Mission collectively.

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

Executive Summary

2014 Highlights

•
Net revenue during the second quarter of 2014 increased by $20.7 million, or 16.4% compared to the same period in 2013. The increase in net revenue was primarily due to the acquisition of 3 television stations from Citadel which was completed during the first quarter of 2014 and the acquisition of IBS, ETG and 3 television stations and 2 satellite stations from Gray TV during the second quarter of 2014 along with an increase in advertising on our legacy stations as 2014 is a political year. The incremental revenue from our newly acquired entities was approximately $12.3 million for the second quarter of 2014.

•	For each of the first two quarters of 2014, our Board of Directors declared dividends of $0.15 per share of Nexstar’s outstanding common stock, or total dividend payments of $9.2 million.

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

•
Effective April 1, 2014, we acquired the assets of IBS, a digital publishing platform and digital agency services provider, for a total purchase price of $18.8 million, funded by cash on hand. On May 15, 2014, we acquired the outstanding equity of ETG, a digital content management firm that offers solutions for media companies to build a presence on the web and in the mobile content sector, for a total purchase price of $7.2 million. These acquisitions broaden our digital media portfolio with technologies and offerings that are complementary to our existing digital businesses and multi-screen strategies.

•
Effective June 13, 2014, we completed the acquisition of 3 television stations and 2 satellite stations from Gray TV for $34.5 million in cash, funded by a combination of proceeds from borrowings under our Term Loan A Facility and cash on hand. The acquired stations along with their network affiliations are: WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market.

•
On June 13, 2014, Mission paid a $3.2 million deposit to acquire KFQX from Parker pursuant to the amended purchase agreement. Mission expects to fund the remaining purchase price of $0.8 million through cash generated from operations prior to closing.

•
We have restructured our pending acquisitions from CCA, White Knight and Grant, such that Mission and Rocky Creek will no longer participate in the acquisitions and White Knight will continue to own and operate its stations. In June 2014, Mission entered into an assignment and assumption agreement with Marshall whereby Marshall assumed Mission’s rights and obligations to acquire CCA television stations KPEJ, the FOX affiliate serving the Odessa-Midland market and KMSS, the FOX affiliate serving the Shreveport market, and Grant television station KLJB, the FOX affiliate in the Quad Cities, Iowa market. Additionally, simultaneous with our acquisition of CCA, we will sell the CCA television station WEVV, the CBS affiliate serving the Evansville market, to BCB. These transactions are subject to DOJ approval and FCC consent. We will fund the remaining purchase price of $243.0 million to acquire CCA and $79.0 million to acquire Grant through cash generated from operations prior to closing and borrowings under existing credit facilities. Marshall will fund the payment of $58.6 million purchase price to us through future credit transactions which we have agreed to guarantee.

•
Effective April 30, 2014, we and Mission amended each of our credit agreements. The amendments increased the total commitments under our Term Loan A Facility from $144.0 million to $159.0 million and reduced Mission’s total commitments under its Term Loan A Facility from $90.0 million to $60.0 million. Pursuant to the terms of the amended credit agreements, we may also reallocate unused Term Loan A Facility to Mission and Mission may reallocate its unused Term Loan A Facility to us. Additionally, the amendments increased the commitment fees on unused Term Loan A Facilities from 0.5% to 1.0% and extended the quarterly principal payments commencement to December 31, 2014.

•	On June 12, 2014, we borrowed $25.0 million under our Term Loan A Facility to partially fund our acquisition of certain television stations from Gray TV.

•	In March and June 2014, we and Mission collectively repaid a total of $7.8 million of the outstanding principal balances under our and Mission’s term loans.

Overview of Operations

As of June 30, 2014, we owned, operated, programmed or provided sales and other services to 80 television stations and 20 digital multicast channels, including those owned by Mission, in 46 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa and Colorado. The stations are affiliates of ABC (20 stations), NBC (16 stations), FOX (14 stations), CBS (16 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (6 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (3 digital multicast channels), LiveWell (2 digital multicast channels), LATV (one digital multicast channel) and one independent station. Through various local service agreements, we provided sales, programming and other services to 22 stations and 5 digital multicast channels owned and/or operated by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area will be deemed to have an attributable ownership interest in that station. Stations with existing JSAs that will be deemed attributable interests have two years to amend or terminate those arrangements or to obtain waivers. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our JSA revenue in 2014; however, within the next two years our company may be negatively impacted by the new JSA attibution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. The Company, along with several other entities, has filed for review of the new JSA rule in the U.S. Court of Appeals for the D.C. Circuit. The D.C. Circuit currently is considering whether to hear the appeal or transfer it to the Third Circuit.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have four announced acquisitions that are pending FCC approval which include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We plan to respond to regulatory inquires associated with each of the announced acquisitions and our intent is to close each of the transactions in 2014.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule prohibits two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. Historically, Nexstar has negotiated retransmission consent agreements jointly with Mission. In most Mission markets, Mission is now required to separately negotiate its future retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$70,461	46.2	$66,731	51.0	$136,103	46.6	$126,665	51.4
National	26,075	17.1	28,575	21.8	53,264	18.3	51,950	21.1
Political	6,746	4.4	1,823	1.4	10,749	3.7	2,585	1.0
Retransmission compensation	34,960	22.9	24,922	19.1	70,089	24.0	48,718	19.8
Digital media revenue	13,248	8.7	7,665	5.8	19,525	6.7	14,165	5.8
Other	1,131	0.7	1,099	0.9	2,112	0.7	2,224	0.9
Total gross revenue	152,621	100.0	130,815	100.0	291,842	100.0	246,307	100.0
Less: Agency commissions	(13,392)		(12,478)		(25,908)		(23,183)
Net broadcast revenue	139,229		118,337		265,934		223,124
Trade and barter revenue	7,701		7,874		14,829		15,292
Net revenue	$146,930		$126,211		$280,763		$238,416

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$146,930	100.0	$126,211	100.0	$280,763	100.0	$238,416	100.0
Operating expenses:
Corporate expenses	9,101	6.2	6,879	5.5	17,605	6.3	13,612	5.7
Station direct operating expenses, net of trade	43,185	29.4	34,408	27.3	83,564	29.8	66,999	28.1
Station selling, general and administrative expenses	34,695	23.6	30,686	24.3	67,231	23.9	59,453	24.9
Trade and barter expense	7,581	5.2	7,608	6.0	14,723	5.2	14,965	6.3
Depreciation	8,543	5.8	8,213	6.5	16,962	6.0	16,193	6.8
Amortization of intangible assets	6,112	4.2	6,914	5.5	12,305	4.4	14,904	6.3
Amortization of broadcast rights, excluding barter	2,771	1.8	3,311	2.6	5,731	2.1	6,280	2.6
Income from operations	$34,942		$28,192		$62,642		$46,010

 Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Gross local advertising revenue was $70.5 million for the three months ended June 30, 2014, compared to $66.7 million for the same period in 2013, an increase of $3.7 million, or 5.6%. Gross national advertising revenue was $26.1 million for the three months ended June 30, 2014, compared to $28.6 million for the same period in 2013, a decrease of $2.5 million, or 8.7%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $2.0 million, net of a terminated outsourcing agreement of one station. Our legacy stations’ local and national advertising revenue decreased by $0.8 million during the three months ended June 30, 2014 compared to 2013. Our largest advertiser category, automotive, represented 23.2% and 24.1% of our legacy stations’ local and national advertising revenue for the three months ended June 30, 2014 and 2013, respectively. Overall, this category increased by 4% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 2.7%, furniture, which increased 5.7%, department/retail stores, which increased 11.7%, and medical/healthcare, which increased 3.8%.

Gross political advertising revenue was $6.7 million for the three months ended June 30, 2014, compared to $1.8 million for the same period in 2013, an increase of $4.9 million, due to 2014 being an election year.

Retransmission compensation was $35.0 million for the three months ended June 30, 2014, compared to $24.9 million for the same period in 2013, an increase of $10.0 million, or 40.3%. The increase in retransmission compensation was primarily attributable to the result of contracts providing for higher rates per subscriber during the year on our legacy stations and $1.9 million incremental revenue from our newly acquired stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $13.2 million for the three months ended June 30, 2014, compared to $7.7 million for the same period in 2013, an increase of $5.6 million, or 72.8%. The increase was primarily attributable to $5.9 million incremental revenue from our newly acquired stations and entities, and a $0.6 million increase in revenue from our legacy stations primarily due to new product offerings. This was partially offset by a $0.9 million decrease due to the termination of certain customer contracts.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of our and Mission’s stations, were $9.1 million for the three months ended June 30, 2014, compared to $6.9 million for the same period in 2013, an increase of $2.2 million, or 32.3%. This was primarily attributable to an increase in stock-based compensation expense of $1.4 million due to stock option grants during 2014, an increase in bonus expense of $0.4 million related to the increased number of stations and higher revenue and an increase in payroll and payroll related expenses of $0.6 million. These increases were partially offset by a decrease in legal and professional fees of $0.4 million primarily associated with our and Mission’s acquisitions of television stations in the prior year.

    Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $77.9 million for the three months ended June 30, 2014, compared to $65.1 million for the same period in 2013, an increase of $12.8 million, or 19.6%. The increase was primarily due to expenses of our newly acquired stations and entities of $8.2 million, net of a terminated outsourcing agreement of one station, and an increase in programming costs for our legacy stations of $4.1 million primarily related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $8.5 million for the three months ended June 30, 2014, compared to $8.2 million for the same period in 2013, an increase of $0.3 million, or 4.0%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities.

Amortization of intangible assets was $6.1 million for the three months ended June 30, 2014, compared to $6.9 million for the same period in 2013, a decrease of $0.8 million, or 11.6%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of our newly acquired intangible assets.

    Amortization of broadcast rights, excluding barter was $2.8 million for the three months ended June 30, 2014, compared to $3.3 million for the same period in 2013, a decrease of $0.5 million, or 16.3%, primarily attributable to nonrecurring adjustments to the net realizable value of broadcast rights during 2013.

Interest Expense

Interest expense, net was $15.3 million for the three months ended June 30, 2014, compared to $16.9 million for the same period in 2013, a decrease of $1.6 million, or 9.3%. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the $325.0 million 8.875% senior second lien notes into a combination of $275.0 million 6.875% senior unsecured notes and borrowings under our and Mission’s amended credit facilities in October 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 to fund our and Mission’s acquisitions.

Income Taxes

Income tax expense was $8.5 million for the three months ended June 30, 2014, compared to $4.8 million for the same period in 2013, an increase of $3.6 million, or 74.9%. The effective tax rates for the three months ended June 30, 2014 and 2013 were 43.6% and 43.2%, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Gross local advertising revenue was $136.1 million for the six months ended June 30, 2014, compared to $126.7 million for the same period in 2013, an increase of $9.4 million, or 7.5%. Gross national advertising revenue was $53.3 million for the six months ended June 30, 2014, compared to $52.0 million for the same period in 2013, an increase of $1.3 million, or 2.5%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $7.4 million, net of a terminated outsourcing agreement of one station. Our legacy stations’ local and national advertising revenue increased by $3.3 million during the six months ended June 30, 2014 compared to 2013, primarily due to increased advertising revenue from the Olympics in our NBC affiliate stations. Our largest advertiser category, automotive, represented 23.1% and 23.8% of our legacy stations’ local and national advertising revenue for the six months ended June 30, 2014 and 2013, respectively. Overall, this category increased by 4.9% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 10.6%, furniture, which increased 4.1%, radio/TV/cable/newspapers, which increased 10.9% and medical/healthcare, which increased 6.9%.

Gross political advertising revenue was $10.7 million for the six months ended June 30, 2014, compared to $2.6 million for the same period in 2013, an increase of $8.2 million, due to 2014 being an election year.

Retransmission compensation was $70.1 million for the six months ended June 30, 2014, compared to $48.7 million for the same period in 2013, an increase of $21.4 million, or 43.9%. The increase in retransmission compensation was primarily attributable to the result of contracts providing for higher rates per subscriber during the year on our legacy stations and $6.7 million incremental revenue from our newly acquired stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $19.5 million for the six months ended June 30, 2014, compared to $14.2 million for the same period in 2013, an increase of $5.4 million or 37.8%. The increase is primarily attributable to the $6.2 million incremental revenue from our newly acquired stations and entities, and a $1.3 million increase in revenue from our legacy stations primarily attributable to increased advertising revenue from the Olympics and new product offerings. This was partially offset by a $1.6 million decrease due to the termination of certain customer contracts.

Operating Expenses

    Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $17.6 million for the six months ended June 30, 2014, compared to $13.6 million for the same period in 2013, an increase of $4.0 million, or 29.3%. This was primarily attributable to an increase in stock-based compensation expense of $2.6 million due to stock option grants during 2014, an increase in bonus expense of $0.8 million related to the increased number of stations and higher revenue and an increase in payroll and payroll related expenses of $1.0 million. These increases were partially offset by a decrease in legal and professional fees of $0.8 million primarily associated with our and Mission’s acquisitions of television stations in the prior year.

    Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $150.8 million for the six months ended June 30, 2014, compared to $126.5 million for the same period in 2013, an increase of $24.3 million, or 19.3%. The increase was primarily due to expenses of our newly acquired stations and entities of $14.2 million, net of a terminated outsourcing agreement of one station, and an increase in programming costs of our legacy stations of $8.2 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $17.0 million for the six months ended June 30, 2014, compared to $16.2 million for the same period in 2013, an increase of $0.8 million, or 4.7%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities.

Amortization of intangible assets was $12.3 million for the six months ended June 30, 2014, compared to $14.9 million for the same period in 2013, a decrease of $2.6 million, or 17.4%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of our newly acquired intangible assets.

    Amortization of broadcast rights, excluding barter was $5.7 million for the six months ended June 30, 2014, compared to $6.3 million for the same period in 2013, a decrease of $0.5 million, or 8.7%, primarily attributable to nonrecurring adjustments to the net realizable value of broadcast rights during 2013.

Interest Expense

Interest expense, net was $30.5 million for the six months ended June 30, 2014, compared to $33.5 million for the same period in 2013, a decrease of $2.9 million, or 8.8%. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the $325.0 million 8.875% senior second lien notes into a combination of $275.0 million 6.875% senior unsecured notes and borrowings under our and Mission’s amended credit facilities in October 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 to fund our and Mission’s acquisitions.

Income Taxes

Income tax expense was $13.5 million for the six months ended June 30, 2014, compared to $5.3 million for the same period in 2013, an increase of $8.2 million. The effective tax rates for the six months ended June 30, 2014 and 2013 were 42.5% and 42.9%, respectively.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$73,420	$11,802
Net cash used in investing activities	(94,330)	(164,596)
Net cash provided by financing activities	12,995	129,420
Net decrease in cash and cash equivalents	$(7,915)	$(23,374)
Cash paid for interest	$28,939	$32,072
Cash paid for income taxes, net	$1,441	$2,123

	As of	As of
	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$32,113	$40,028
Long-term debt including current portion	1,088,380	1,071,119
Unused incremental term loan commitments under senior secured credit facilities(1)	147,205	184,000
Unused revolving loan commitments under senior secured credit facilities(1)	105,000	105,000
______________________________
(1)
Based on covenant calculations as of June 30, 2014, all of the $105.0 million unused revolving loan commitments and $147.2 million unused Term Loan A Facilities under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $61.6 million during the six months ended June 30, 2014 compared to the same period in 2013. This was primarily due to a $34.0 million cash increase resulting from the timing of collections of accounts receivable, an increase in net revenue of $42.3 million less an increase in corporate expenses (excluding stock compensation), station direct operating expenses and selling, general and administrative expenses of $25.8 million, a $3.1 million decrease in cash paid for interest and $4.4 million resulting from the timing of payments to vendors.

Cash paid for interest decreased by $3.1 million during the six months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the $325.0 million 8.875% senior second lien notes into a combination of $275.0 million 6.875% senior unsecured notes and borrowings under our and Mission’s amended credit facilities in October 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 to fund our and Mission’s acquisitions of television stations.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $70.3 million during the six months ended June 30, 2014 compared to the same period in 2013. During the six months ended June 30, 2014, we completed the acquisitions of 3 television stations from Citadel, 3 television stations and 2 satellite stations from Gray, the assets of IBS and the outstanding equity of ETG for total payments of $82.1 million. In addition, Mission paid a $3.2 million deposit to acquire KFQX pursuant to an amended purchase agreement. During the six months ended June 30, 2013, we acquired 8 television stations for total payments of $127.6 million. We also paid a $27.0 million deposit upon signing a stock purchase agreement with CCA in April 2013.

Capital expenditures during the six months ended June 30, 2014 decreased by $0.9 million, compared to the same period in 2013 primarily due to capital expenditures for stations acquired between December 2012 and March 2013.

Cash Flows – Financing Activities

    Net cash flows provided by financing activities decreased by $116.4 million during the six months ended June 30, 2014 compared to the same period in 2013.

    In 2014, we borrowed an additional $25.0 million under our Term Loan A Facility to finance our acquisition of television stations from Gray TV. We also received $1.3 million proceeds from stock option exercises and recognized a $4.7 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by debt repayments of $7.8 million outstanding principal under our and Mission’s term loans, dividends to our Class A stockholders of $9.2 million ($0.15 per share each quarter) and payments for capital lease obligations of $0.7 million.

    In 2013, we and Mission borrowed a total of $168.9 million in additional term loans and revolving loans under our and Mission’s senior secured credit facilities to finance acquisitions, to fund the required deposit to purchase the equity of CCA and White Knight and for general corporate purposes. We also received $4.3 million proceeds from stock option exercises and recognized a cash inflow of $6.9 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by debt repayments of $32.9 million, quarterly dividend payments to our Class A and Class B stockholders of $7.1 million ($0.12 per share each quarter), purchase of treasury stock for $8.4 million, payments for debt financing costs of $1.8 million and payments for capital lease obligations of $0.5 million.

    Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2014, we and Mission had total combined debt of $1.1 billion, which represented 99.5% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

Nexstar and Mission had $105.0 million of total unused revolving loan commitments and $147.2 million of total unused Term Loan A Facilities under their respective senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2014. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce our and Mission’s future borrowing capacity and the amount of total unused revolving loan commitments and total unused Term Loan A Facilities.

The Company’s cash on hand, cash generated prior to closing and additional borrowings under the Company’s senior secured credit facilities are expected to be utilized to fund the remaining $243.0 million due upon closing (less proceeds from sale of stations discussed below) for the acquisition of CCA as well as CCA’s rights and obligations to certain operating agreements with White Knight, the $79.0 remaining purchase price to acquire stations from Grant and the $15.1 million remaining purchase price to acquire stations from Stainless, all of which we project to occur in 2014.

Simultaneous with Nexstar’s closing of its acquisition of CCA, Nexstar will sell 3 stations to Marshall for $58.6 million and one station to BCB for $18.6 million. Marshall will finance the payment of purchase price to Nexstar through future credit transactions, which Nexstar has agreed to guarantee.

On July 25, 2014, our Board of Directors declared a quarterly dividend of $0.15 per share of our Class A common stock. The dividend is payable on August 29, 2014 to shareholders of record on August 15, 2014.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2014 (in thousands):

	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Nexstar senior secured credit facility	$333,260	$1,926	$14,216	$66,248	$250,870
Mission senior secured credit facility	230,981	918	4,171	4,670	221,222
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
	$1,089,241	$2,844	$18,387	$70,918	$997,092

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from June 30, 2014.

No Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that as of June 30, 2014 there has been no material change to this information.

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

The term loan borrowings at June 30, 2014 under the Company’s senior secured credit facilities bear interest rates ranging from 2.7% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.7% at June 30, 2014. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2014 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $1.5 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2014. Due to the LIBOR floor on certain of our term loans, an increase of 50 basis points in LIBOR would result in a $0.4 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $0.1 million. Our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2014, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, except those reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 1, 2014.

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2014 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

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

Dated: August 8, 2014