Form 10-Q
period 2014-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2014-11-07
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 3, 2014, the registrant had 30,889,901 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$68,676	$40,028
Accounts receivable, net of allowance for doubtful accounts of $2,723 and $3,035, respectively	109,017	109,430
Deferred tax assets, net	38,585	38,585
Prepaid expenses and other current assets	13,847	13,123
Total current assets	230,125	201,166
Property and equipment, net	215,594	212,259
Goodwill	214,453	198,052
FCC licenses	253,407	222,757
FCC licenses of consolidated variable interest entities	43,102	66,263
Other intangible assets, net	170,567	162,721
Deferred tax assets, net	12,501	30,898
Other noncurrent assets, net	80,342	69,606
Total assets	$1,220,091	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$7,460	$6,857
Accounts payable	10,010	10,250
Accrued expenses	28,731	24,142
Interest payable	13,939	4,661
Amounts payable to sellers for acquisition of stations	-	22,000
Other current liabilities of consolidated variable interest entities	5,848	4,923
Other current liabilities	16,357	11,089
Total current liabilities	82,345	83,922
Debt	1,079,980	1,064,262
Other noncurrent liabilities of consolidated variable interest entities	8,923	8,080
Other noncurrent liabilities	26,644	20,689
Total liabilities	1,197,892	1,176,953
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2014 and December 31, 2013	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 30,889,901 and 30,598,535 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	309	306
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2014 and December 31, 2013	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	394,543	396,817
Accumulated deficit	(376,653)	(410,354)
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	18,199	(13,231)
Noncontrolling interest in a consolidated variable interest entity	4,000	-
Total stockholders' equity (deficit)	22,199	(13,231)
Total liabilities and stockholders' equity (deficit)	$1,220,091	$1,163,722

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$157,744	$125,792	$438,507	$364,208
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	48,395	37,270	135,501	107,835
Selling, general, and administrative expenses, excluding depreciation and amortization	43,652	37,587	128,488	110,652
Amortization of broadcast rights	8,771	9,188	25,683	26,867
Amortization of intangible assets	6,392	7,996	18,697	22,900
Depreciation	8,838	8,598	25,800	24,791
Total operating expenses	116,048	100,639	334,169	293,045
Income from operations	41,696	25,153	104,338	71,163
Interest expense, net	(15,530)	(16,900)	(46,039)	(50,352)
Loss on extinguishment of debt	-	(1,048)	(71)	(1,048)
Other expenses	(172)	(84)	(427)	(252)
Income before income taxes	25,994	7,121	57,801	19,511
Income tax expense	(10,590)	(3,526)	(24,100)	(8,844)
Net income	$15,404	$3,595	$33,701	$10,667
Net income per common share:
Basic	$0.50	$0.12	$1.10	$0.36
Diluted	$0.48	$0.11	$1.05	$0.34
Weighted average number of common shares outstanding:
Basic	30,888	30,048	30,711	29,706
Diluted	32,067	31,509	31,970	31,297

Dividends declared per common share	$0.15	$0.12	$0.45	$0.36

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2014

(in thousands, except share information, unaudited)

											Noncontrolling
											interest in a	Total
			Common Stock						Additional		consolidated	Stockholders'
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	variable	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	interest entity	(Deficit)
Balances as of December 31, 2013	-	$-	30,598,535	$306	-	$-	-	$-	$396,817	$(410,354)	$-	$(13,231)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,484	-	-	5,484
Exercise of stock options	-	-	291,366	3	-	-	-	-	1,288	-	-	1,291
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	4,766	-	-	4,766
Common stock dividends declared	-	-	-	-	-	-	-	-	(13,812)	-	-	(13,812)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	4,000	4,000
Net income	-	-	-	-	-	-	-	-	-	33,701	-	33,701
Balances as of September 30, 2014	-	$-	30,889,901	$309	-	$-	-	$-	$394,543	$(376,653)	$4,000	$22,199

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$33,701	$10,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,759	1,320
Amortization of broadcast rights, excluding barter	8,904	9,545
Depreciation of property and equipment	25,800	24,791
Amortization of intangible assets	18,697	22,900
Loss on asset disposal, net	139	35
Amortization of debt financing costs	1,914	1,582
Amortization of debt discount (premium), net	119	1,001
Loss on extinguishment of debt	71	1,048
Stock-based compensation expense	5,484	1,580
Deferred income taxes	21,371	9,103
Payments for broadcast rights	(9,108)	(11,031)
Deferred gain recognition	(327)	(327)
Amortization of deferred representation fee incentive	(625)	(615)
Non-cash representation contract termination fee	353	-
Issue discount paid upon debt extinguishment	-	(262)
Premium on debt extinguishment	-	(853)
Excess tax benefit from stock option exercises	(4,766)	(9,786)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,326	(28,409)
Prepaid expenses and other current assets	475	(2,969)
Other noncurrent assets	261	43
Accounts payable and accrued expenses	4,952	3,762
Interest payable	9,278	10,776
Other liabilities of consolidated variable interest entities	900	584
Other noncurrent liabilities	(36)	(539)
Net cash provided by operating activities	120,642	43,946
Cash flows from investing activities:
Purchases of property and equipment	(13,904)	(14,400)
Deposits and payments for acquisitions, net of cash acquired	(85,298)	(220,830)
Proceeds from disposals of property and equipment	82	51
Net cash used in investing activities	(99,120)	(235,179)
Cash flows from financing activities:
Repayments of long-term debt	(8,743)	(70,913)
Payments for debt financing costs	(357)	(2,218)
Proceeds from long-term debt	24,938	223,875
Purchase of treasury stock	-	(8,422)
Proceeds from exercise of stock options	1,291	6,162
Excess tax benefit from stock option exercises	4,766	9,786
Common stock dividends paid	(13,812)	(10,654)
Payments for capital lease obligations	(957)	(763)
Net cash provided by financing activities	7,126	146,853
Net increase (decrease) in cash and cash equivalents	28,648	(44,380)
Cash and cash equivalents at beginning of period	40,028	68,999
Cash and cash equivalents at end of period	$68,676	$24,619
Supplemental information:
Interest paid	$34,728	$36,901
Income taxes paid, net of refunds	$2,276	$2,143
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,008	$2,057
Noncash purchases of property and equipment	$1,332	$2,689
Accrued debt financing costs	$-	$849
Amounts payable to sellers for acquisition of stations	$-	$22,000

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2014, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 80 television stations and 21 digital multicast channels, including those owned by Mission Broadcasting, Inc. (“Mission”), in 46 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa and Colorado. The stations are affiliates of ABC (20 stations), NBC (16 stations), FOX (14 stations), CBS (16 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (7 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (3 digital multicast channels), LiveWell (2 digital multicast channels), LATV (one digital multicast channel) and Weather Nation Utah (one digital multicast channel). Through various local service agreements, Nexstar provided sales, programming and other services to 22 stations and 2 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned variable interest entities (“VIEs”), including Mission, for which Nexstar is the primary beneficiary. Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Where the assets of the consolidated VIEs are not available to be used to settle the obligations of Nexstar, they are presented separately as assets of the consolidated VIEs on the Condensed Consolidated Balance Sheets. Similarly, where the creditors of the consolidated VIEs do not have recourse to the general credit of Nexstar, the related liabilities are presented separately as liabilities of the consolidated VIEs on the Condensed Consolidated Balance Sheets. Noncontrolling interest represents the owner’s share of the equity in one of Nexstar’s consolidated VIEs and is presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity (deficit). Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Certain stations owned by Citadel Communications, L.P. and its related entities (“Citadel”) were considered VIEs as of December 31, 2013. Nexstar completed the acquisition of these stations from Citadel during the first quarter of 2014 and they are no longer considered VIEs as of September 30, 2014.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2013. The balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Mission

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 6), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, Nexstar has an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. As of September 30, 2014, the assets of Mission consisted of current assets of $18.7 million (excluding broadcast rights and amounts due from Nexstar), broadcast rights of $4.0 million, FCC licenses of $41.6 million, goodwill of $32.5 million, other intangible assets of $21.9 million, property and equipment of $24.8 million, noncurrent deferred tax assets of $19.4 million and other noncurrent assets of $6.9 million. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation. See Note 9 for a presentation of condensed consolidating financial information of the Company, which includes the accounts of Mission.

Nexstar has entered into local service agreements with Mission to provide sales and operating services to the Mission stations. The following table summarizes the various local service agreements Nexstar had in effect with Mission as of September 30, 2014:

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

Nexstar determined that it has a variable interest in KFQX, the FOX affiliate in the Grand Junction, Colorado market. Effective June 13, 2014, upon Nexstar’s acquisition of KREX (See Note 3), Nexstar assumed the contractual obligations under the station’s TBA with KFQX, to program most of KFQX’s broadcast time, sell its advertising time and retain the advertising revenue. Nexstar evaluated the business arrangements with KFQX and determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated KFQX as of June 13, 2014.

As of September 30, 2014, the assets of KFQX consisted of FCC licenses of $1.5 million, goodwill of $0.7 million and other intangible assets of $1.7 million. The consolidation of the assets and liabilities of the station into Nexstar resulted in a noncontrolling interest of $4.0 million, representing the interest held by the owners of KFQX as of June 13, 2014. See Note 3 for additional information. During the period June 13, 2014 to September 30, 2014, the station had no significant revenue or operating results.

Nexstar has also determined that it has a variable interest in WYZZ, the FOX affiliate in Peoria, Illinois owned by Cunningham Broadcasting Corporation (“Cunningham”). Nexstar has evaluated its arrangement with Cunningham and has determined that it is not the primary beneficiary of the variable interest because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the station, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated this station. Under the outsourcing agreement with Cunningham, Nexstar pays for certain operating expenses of WYZZ, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the Cunningham outsourcing agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. In 2013, WYZZ was owned by Sinclair Broadcast Group, Inc. (“Sinclair”) and sold to Cunningham in November 2013. In addition, Nexstar had another variable interest in WUHF in Rochester, New York, also owned by Sinclair, which terminated on December 31, 2013. Under the outsourcing agreements, Nexstar made payments to Cunningham of $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, and to Sinclair of $1.1 million and $3.5 million for the three and nine months ended September 30, 2013, respectively. Nexstar had a balance due to Cunningham and Sinclair for fees under these arrangements in the amount of $0.3 million and $1.8 million as of September 30, 2014 and December 31, 2013, respectively, and had receivables for advertising aired on these stations in the amount of $0.7 million and $2.5 million, respectively.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average shares outstanding - basic	30,888	30,048	30,711	29,706
Dilutive effect of equity incentive plan instruments	1,179	1,461	1,259	1,591
Weighted average shares outstanding - diluted	32,067	31,509	31,970	31,297

Stock options and restricted stock units to acquire a weighted average of 753,000 shares and 712,000 shares of Class A common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, because their impact would have been antidilutive. No stock options and restricted stock units were excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2013.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

The Company has also revised the previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2013. Non-cash purchases of property and equipment of $2.5 million were erroneously included within purchases of property and equipment, requiring net cash used in investing activities to be decreased by $2.5 million for the nine months ended September 30, 2013. Additionally, certain payments for capital lease obligations were erroneously included in operating activities, requiring net cash provided by financing activities to be decreased by $0.7 million for the nine months ended September 30, 2013. The above adjustments result in a decrease in net cash provided by operating activities of $1.8 million for the nine months ended September 30, 2013. The Company does not believe these misclassifications were material to the previously reported interim financial statements. There was no impact on the consolidated statement of cash flows for the year ended December 31, 2013.

The above adjustments had no effect on net income or stockholders’ deficit as previously reported.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 places responsibility on management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is intended to reduce diversity in the timing and content of footnote disclosures and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this accounting standard update are effective for interim and annual periods ending after December 15, 2016. Early application is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

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

3.  Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements with Citadel to acquire 3 television stations in 3 markets along with the respective network affiliation agreements: WOI, the ABC affiliate in the Des Moines, Iowa market, WHBF, the CBS affiliate in the Quad Cities, Iowa market and KCAU, the ABC affiliate in the Sioux City, Iowa market. Nexstar acquired the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash. In 2013, Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. Nexstar also entered into TBAs with these stations, effective September 16, 2013, to provide programming and sales services to these stations during the pendency of the FCC approval of the acquisitions. On March 5, 2014, Nexstar received approval from the FCC to purchase the remaining assets of KCAU and WHBF and to acquire the outstanding equity of WOI. On March 13, 2014, Nexstar completed the acquisition of FCC licenses and real property interests of KCAU and WHBF and the outstanding equity of WOI and paid the remaining purchase price of $22.0 million, funded by cash on hand. In addition, Nexstar finalized the fair values of the assets acquired and recorded a decrease in goodwill of $19 thousand. The TBAs entered into with KCAU, WHBF and WOI were also terminated as of this date. The acquisitions allow Nexstar entrance into 3 new markets. During the nine months ended September 30, 2014, transaction costs relating to these acquisitions, including legal and professional fees of $0.1 million, were expensed as incurred.

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

The acquired stations’ net revenue of $7.8 million and net income of $2.3 million during the three months ended September 30, 2014 and net revenue of $19.5 million and net income of $3.3 million during the nine months ended September 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

Internet Broadcasting Systems

Effective April 1, 2014, Nexstar acquired the assets of Internet Broadcasting Systems, Inc. (“IBS”), a digital publishing platform and digital agency services provider, for a total purchase price of $18.8 million, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. During the nine months ended September 30, 2014, transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred. Additionally, employment charges of $0.5 million were incurred and included in the condensed consolidated statement of operations during the second quarter of 2014.

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

IBS’ net revenue of $5.0 million and net loss of $0.3 million during the three months ended September 30, 2014 and net revenue of $10.3 million and net loss of $1.2 million for the period April 1, 2014 to September 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

ETG

On May 15, 2014, Nexstar acquired the outstanding equity of Enterprise Technology Group, Inc. (“ETG”), a digital content management firm that offers solutions for media companies to build a presence on the web and in the mobile content sector, for a total purchase price of $7.2 million, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. No significant transaction costs relating to this acquisition were incurred during the three and nine months ended September 30, 2014.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$433
Accounts receivable	210
Prepaid expenses and other current assets	84
Property and equipment	75
Software and other intangible assets	4,329
Goodwill	4,432
Total assets acquired	9,563
Less: Accounts payable and accrued expenses	(368)
Less: Deferred revenue	(219)
Less: Deferred tax liabilities	(1,792)
Net assets acquired	$7,184

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill will not be deductible for tax purposes until such time that ETG may be disposed by Nexstar. Software and other intangible assets are amortized over an estimated weighted average useful life of five years.

ETG’s net revenue of $1.2 million and net income of $0.1 million during the three months ended September 30, 2014 and net revenue of $1.7 million and insignificant operating results for the period May 15, 2014 to September 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

Gray TV

Effective June 13, 2014, Nexstar completed the acquisition of the outstanding equity of WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market, from Gray Television Group, Inc. (“Gray TV”) for $34.5 million in cash, funded by a combination of proceeds from borrowings under Nexstar’s Term Loan A Facility (See Note 6) and cash on hand. Both KREG and KREY operate as satellite stations of KREX. This acquisition allows Nexstar entrance into 2 new markets. During the nine months ended September 30, 2014, transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$1,831
Broadcast rights	98
Prepaid expenses and other current assets	75
Property and equipment	12,513
FCC licenses	5,950
Network affiliation agreements	7,719
Other intangible assets	1,878
Goodwill	4,895
Total assets acquired	34,959
Less: Broadcast rights payable	(98)
Less: Accounts payable and accrued expenses	(361)
Net assets acquired	$34,500

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

The acquired stations’ net revenue of $4.1 million and net income of $1.4 million during the three months ended September 30, 2014 and net revenue of $4.6 million and net income of $1.5 million for the period June 13, 2014 to September 30, 2014 have been included in the accompanying Condensed Consolidated Statements of Operations.

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of KFQX from Excalibur. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement with Parker Broadcasting, Inc. (“Parker”) to acquire KFQX for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid Parker a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close in the first quarter of 2015. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the three and nine months ended September 30, 2014.

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in KFQX and has consolidated this station into its Condensed Consolidated Financial Statements beginning June 13, 2014. Nexstar has recorded the following estimated fair values of beginning assets and liabilities of the station (in thousands):

FCC licenses of a consolidated VIE	$1,539
Network affiliation agreements	1,744
Other intangible assets	20
Goodwill	697
Total assets of a consolidated VIE	4,000
Less: Accounts payable and accrued expenses	(13)
Net assets of a consolidated VIE	$3,987

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

CCA

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

On June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall Broadcasting Group, Inc. (“Marshall”) pursuant to which Mission assigned its rights and obligations under purchase agreements with Nexstar to Marshall with respect to television stations KPEJ, the FOX affiliate serving the Odessa-Midland market, and KMSS, the FOX affiliate serving the Shreveport market, which currently are owned by CCA, for $ 43.3 million, subject to FCC consent. Upon consummation of the transaction, Marshall will enter into local service agreements with Nexstar.

On July 29, 2014, Nexstar entered into a purchase agreement with Bayou City Broadcasting Evansville, Inc. (“BCB”) pursuant to which Nexstar will, simultaneous with the CCA closing, sell CCA television station WEVV, the CBS and FOX affiliate serving the Evansville market, to BCB, for $26.9 million, subject to FCC consent. There will be no relationship between Nexstar and BCB or their respective stations upon BCB’s purchase of WEVV.

Upon consummation of the above transactions, Nexstar will acquire 10 television stations, Marshall will acquire two television stations and White Knight will continue to own its television stations. Nexstar and Marshall will enter into local service agreements for KPEJ and KMSS and Nexstar will assume CCA’s rights and obligations under CCA’s local service agreements with White Knight. These transactions will allow the Company entrance into 7 new markets and create duopolies in 6 markets. The stations impacted are as follows:

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

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the agreement, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under Nexstar’s existing credit facilities. Marshall will fund the payment of purchase price to Nexstar through future credit transactions which Nexstar has agreed to guarantee. BCB will fund its acquisition of WEVV separately and make a payment to Nexstar in the amount of the purchase price. The acquisitions are subject to FCC approval, Department of Justice (“DOJ”) approval and other customary conditions and Nexstar expects them to close in the fourth quarter of 2014. During the three and nine months ended September 30, 2014, transaction costs relating to these acquisitions, including legal fees of $0.1 million and $0.2 million, respectively, were expensed as incurred.

Stainless

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). The acquisition will allow Mission entrance into this market. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid in September 2013 upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close in the first quarter of 2015. During the nine months ended September 30, 2014, transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred.

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

Due to certain subsequent changes in FCC rules and policies (see Note 7), on June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall pursuant to which Mission assigned its rights and obligations under its purchase agreement with Nexstar to Marshall and Marshall will acquire KLJB for $15.3 million, subject to FCC consent. Upon consummation of the transaction, Marshall will enter into local service agreements with Nexstar.

The acquisition will allow Nexstar entrance into 3 new markets and create duopolies in 3 markets. A deposit of $8.5 million was paid by Nexstar in November 2013 upon signing the stock purchase agreement, funded by cash on hand. The remaining purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under Nexstar’s existing credit facilities. Marshall will fund the payment of purchase price to Nexstar through future credit transactions which Nexstar has agreed to guarantee. The acquisitions are subject to FCC approval and other customary conditions and Nexstar expects them to close in the fourth quarter of 2014. No significant transaction costs were incurred in connection with this acquisition during the three and nine months ended September 30, 2014.

KASW

On October 21, 2014, Nexstar entered into a definitive agreement to acquire the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith Corporation (“Meredith”) and SagamoreHill of Phoenix, LLC (“SagamoreHill”) for $68.0 million, subject to adjustments for working capital. Refer to Note 10 for additional information.

KCWI

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.5 million, subject to adjustments for working capital. Refer to Note 10 for additional information.

Unaudited Pro Forma Information

The acquisitions of Citadel stations, Gray TV stations and ETG are immaterial for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions. The following unaudited pro forma information has been presented for the periods indicated as if the acquisition of IBS had occurred on January 1, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	157,744	130,854	443,957	379,020
Income before income taxes	25,990	6,447	57,438	16,872
Net income	15,402	3,166	33,488	8,986
Net income per common share - basic	0.50	0.11	1.09	0.30
Net income per common share - diluted	0.48	0.10	1.05	0.29

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had Nexstar owned IBS during the specified periods.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2014			December 31, 2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$451,274	$(305,447)	$145,827	$441,811	$(291,154)	$150,657
Other definite-lived intangible assets	1-15	48,952	(24,212)	24,740	33,642	(21,578)	12,064
Other intangible assets		$500,226	$(329,659)	$170,567	$475,453	$(312,732)	$162,721

The following table presents the Company’s estimate of amortization expense for the remainder of 2014, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2014 (in thousands):

Remainder of 2014	$6,534
2015	25,326
2016	18,290
2017	17,399
2018	15,759
2019	12,819
Thereafter	74,440
$170,567

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2013	$244,043	$(45,991)	$198,052	$338,441	$(49,421)	$289,020
Acquisitions (See Note 3):
Citadel	(19)	-	(19)	-	-	-
IBS	6,396	-	6,396	-	-	-
ETG	4,432	-	4,432	-	-	-
Gray TV	4,895	-	4,895	5,950	-	5,950
Consolidation of a VIE (See Notes 2 and 3)	697	-	697	1,539	-	1,539
Balances as of September 30, 2014	$260,444	$(45,991)	$214,453	$345,930	$(49,421)	$296,509

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2014, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Compensation and related taxes	$11,224	$9,744
Sales commissions	2,733	2,556
Employee benefits	1,968	1,354
Property taxes	1,510	649
Other	11,296	9,839
	$28,731	$24,142

6.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Term loans, net of discount of $1,432 and $1,554, respectively	$561,830	$545,450
6.875% Senior unsecured notes due 2020, including premium of $610 and $669, respectively	525,610	525,669
	1,087,440	1,071,119
Less: current portion	(7,460)	(6,857)
	$1,079,980	$1,064,262

2014 Transactions

Through September 2014, Nexstar and Mission paid the contractual maturities under their senior secured credit facilities of $1.6 million and $1.3 million, respectively.

On March 10, 2014, pursuant to the mandatory prepayment provisions under their credit agreements, Nexstar and Mission prepaid $1.1 million and $1.0 million, respectively, of the outstanding principal balances under their Term Loan B-2 facilities. In addition, Nexstar prepaid $0.5 million of the outstanding principal balance under its Term Loan A Facility. The mandatory prepayments were calculated per the credit agreements, based on the consolidated first lien indebtedness ratio, as defined in the credit agreements, less amounts declined by lenders.

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

On October 31, 2014, Mission re-allocated all of its unused Term Loan A Facility to Nexstar and Nexstar borrowed all of the Company’s unused Term Loan A Facilities to partially fund the remaining purchase price due upon closing for the acquisition of television stations from Grant and CCA. See Note 10 for additional information.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $105.0 million of total unused revolving loan commitments and $147.2 million of total unused Term Loan A Facilities under their amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2014. Nexstar and Mission’s ability to access funds under their senior secured credit facilities depends, in part, on their compliance with certain financial covenants. On October 31, 2014, Mission re-allocated all of its unused Term Loan A Facility to Nexstar and Nexstar borrowed all of the Company’s unused Term Loan A Facilities to partially fund the remaining purchase price due upon closing for the acquisition of television stations from Grant and CCA. See Note 10 for additional information.

Debt Covenants

The Nexstar senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial covenant ratios, including (1) a maximum consolidated total net leverage ratio of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned, indirect subsidiary of Nexstar, and Mission of 7.25 to 1.00 at September 30, 2014, (2) a maximum consolidated first lien net leverage ratio of 4.00 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its senior secured credit facility agreement. As of September 30, 2014, Nexstar was in compliance with all of its covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$561,830	$550,828	$545,450	$546,818
6.875% Senior unsecured notes(2)	525,610	543,375	525,669	561,750

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC initially established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but in October 2014, the FCC suspended that deadline pending final FCC action in a recently initiated rulemaking proceeding.

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

In May 2010, the FCC initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry, and in December 2011, the agency issued a notice of proposed rulemaking seeking comment on specific proposed changes to its ownership rules. The FCC, however, did not complete its 2010 review proceeding. In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). The FNPRM incorporates the record of the 2010 quadrennial review proceeding and again solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule have until June 19, 2016 to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. The Company anticipates requesting a waiver of this new rule before the compliance deadline. In addition, various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. Mission filed a motion to intervene in this proceeding. If Nexstar is required to amend or terminate its existing agreements with Mission, the Company could have a reduction in revenue and and could incur increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The U.S. Court of Appeals for the D.C. Circuit has dismissed an appeal of the processing guidelines. These new processing guidelines have impacted the Company’s pending acquisitions and may affect the Company’s acquisition of additional stations in the future.

In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order adopting rules to implement the broadcast television spectrum incentive auction, including rules addressing the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Various parties have filed petitions for reconsideration and court appeals of the Report and Order. The FCC has decided and will decide additional issues related to the incentive auction, including final auction procedures and still-outstanding technical issues, in separate proceedings. The FCC has stated its intention to conduct the incentive auction in early 2016. A reallocation of television spectrum for wireless broadband use will involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. This new rule requires Nexstar and Mission to separately negotiate retransmission consent agreements for certain of their stations. This new rule is now effective and is the subject of a pending court appeal.

Concurrently with its adoption of this rule, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations, on its business.

8.  Commitments and Contingencies

Guarantee of Mission Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of September 30, 2014, Mission had a maximum commitment of $320.5 million under its senior secured credit facility, of which $230.5 million of debt was outstanding.

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

The condensed consolidating statement of cash flows for the nine months ended September 30, 2013 has been revised to reflect the correction of certain classification errors discussed in Note 2.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2014

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$64,804	$3,872	$-	$-	$68,676
Due from Nexstar Broadcasting	-	-	10,981	-	(10,981)	-
Other current assets	-	145,275	16,174	-	-	161,449
Total current assets	-	210,079	31,027	-	(10,981)	230,125
Investments in subsidiaries eliminated upon consolidation	88,326	-	-	103,568	(191,894)	-
Amounts due from parents eliminated upon consolidation	-	17,253	-	-	(17,253)	-
Property and equipment, net	-	190,770	24,824	-	-	215,594
Goodwill	-	181,964	32,489	-	-	214,453
FCC licenses	-	254,946	41,563	-	-	296,509
Other intangible assets, net	-	148,647	21,920	-	-	170,567
Other noncurrent assets	-	63,847	28,996	-	-	92,843
Total assets	$88,326	$1,067,506	$180,819	$103,568	$(220,128)	$1,220,091
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$5,623	$1,837	$-	$-	$7,460
Due to Mission	-	10,981	-	-	(10,981)	-
Other current liabilities	-	69,010	5,875	-	-	74,885
Total current liabilities	-	85,614	7,712	-	(10,981)	82,345
Debt	-	851,679	228,301	-	-	1,079,980
Amounts due to subsidiary eliminated upon consolidation	2,013	-	-	15,240	(17,253)	-
Other noncurrent liabilities	(3)	26,645	8,923	2	-	35,567
Total liabilities	2,010	963,938	244,936	15,242	(28,234)	1,197,892
Stockholders' equity (deficit)	86,316	103,568	(64,117)	88,326	(191,894)	22,199
Total liabilities and stockholders' equity (deficit)	$88,326	$1,067,506	$180,819	$103,568	$(220,128)	$1,220,091

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$36,312	$3,716	$-	$-	$40,028
Due from Mission	-	3,847	-	-	(3,847)	-
Other current assets	-	146,298	14,840	-	-	161,138
Total current assets	-	186,457	18,556	-	(3,847)	201,166
Investments in subsidiaries eliminated upon consolidation	61,100	-	-	76,342	(137,442)	-
Amounts due from subsidiary eliminated upon consolidation	259	-	-	-	(259)	-
Amounts due from parents eliminated upon consolidation	-	14,981	-	-	(14,981)	-
Property and equipment, net	-	185,499	26,760	-	-	212,259
Goodwill	-	165,563	32,489	-	-	198,052
FCC licenses	-	247,457	41,563	-	-	289,020
Other intangible assets, net	-	138,683	24,038	-	-	162,721
Other noncurrent assets	-	69,161	31,343	-	-	100,504
Total assets	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,523	$2,334	$-	$-	$6,857
Due to Nexstar Broadcasting	-	-	3,847	-	(3,847)	-
Other current liabilities	-	72,115	4,950	-	-	77,065
Total current liabilities	-	76,638	11,131	-	(3,847)	83,922
Debt	-	834,131	230,131	-	-	1,064,262
Amounts due to subsidiary eliminated upon consolidation	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	20,690	8,080	2	-	28,769
Total liabilities	(3)	931,459	249,342	15,242	(19,087)	1,176,953
Stockholders' equity (deficit):	61,362	76,342	(74,593)	61,100	(137,442)	(13,231)
Total liabilities and stockholders' equity (deficit)	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2014

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$148,675	$9,069	$-	$-	$157,744
Revenue between consolidated entities	-	2,445	10,105	-	(12,550)	-
Net revenue	-	151,120	19,174	-	(12,550)	157,744
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	43,759	4,636	-	-	48,395
Selling, general, and administrative expenses, excluding depreciation and amortization	-	42,941	711	-	-	43,652
Local service agreement fees between consolidated entities	-	10,105	2,445	-	(12,550)	-
Amortization of broadcast rights	-	7,310	1,461	-	-	8,771
Amortization of intangible assets	-	5,757	635	-	-	6,392
Depreciation	-	8,177	661	-	-	8,838
Total operating expenses	-	118,049	10,549	-	(12,550)	116,048
Income from operations	-	33,071	8,625	-	-	41,696
Interest expense, net	-	(12,970)	(2,560)	-	-	(15,530)
Loss on extinguishment of debt	-	-	-	-	-	-
Other expenses	-	(172)	-	-	-	(172)
Equity in income of subsidiaries	11,710	-	-	11,710	(23,420)	-
Income before income taxes	11,710	19,929	6,065	11,710	(23,420)	25,994
Income tax expense	-	(8,219)	(2,371)	-	-	(10,590)
Net income	$11,710	$11,710	$3,694	$11,710	$(23,420)	$15,404

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2013

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$118,214	$7,578	$-	$-	$125,792
Revenue between consolidated entities	-	2,445	9,581	-	(12,026)	-
Net revenue	-	120,659	17,159	-	(12,026)	125,792
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	33,519	3,751	-	-	37,270
Selling, general, and administrative expenses, excluding depreciation and amortization	-	36,882	705	-	-	37,587
Local service agreement fees between consolidated entities	-	9,581	2,445	-	(12,026)	-
Amortization of broadcast rights	-	7,459	1,729	-	-	9,188
Amortization of intangible assets	-	6,246	1,750	-	-	7,996
Depreciation	-	7,748	850	-	-	8,598
Total operating expenses	-	101,435	11,230	-	(12,026)	100,639
Income from operations	-	19,224	5,929	-	-	25,153
Interest expense, net	-	(12,447)	(4,453)	-	-	(16,900)
Loss on extinguishment of debt	-	(1,048)	-	-	-	(1,048)
Other expenses	-	(84)	-	-	-	(84)
Equity in income of subsidiaries	2,871	-	-	2,871	(5,742)	-
Income before income taxes	2,871	5,645	1,476	2,871	(5,742)	7,121
Income tax expense	-	(2,774)	(752)	-	-	(3,526)
Net income	$2,871	$2,871	$724	$2,871	$(5,742)	$3,595

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2014

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$411,809	$26,698	$-	$-	$438,507
Revenue between consolidated entities	-	7,335	29,561	-	(36,896)	-
Net revenue	-	419,144	56,259	-	(36,896)	438,507
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	122,243	13,258	-	-	135,501
Selling, general, and administrative expenses, excluding depreciation and amortization	-	126,171	2,317	-	-	128,488
Local service agreement fees between consolidated entities	-	29,561	7,335	-	(36,896)	-
Amortization of broadcast rights	-	21,331	4,352	-	-	25,683
Amortization of intangible assets	-	16,579	2,118	-	-	18,697
Depreciation	-	23,683	2,117	-	-	25,800
Total operating expenses	-	339,568	31,497	-	(36,896)	334,169
Income from operations	-	79,576	24,762	-	-	104,338
Interest expense, net	-	(38,463)	(7,576)	-	-	(46,039)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(427)	-	-	-	(427)
Equity in income of subsidiaries	23,225	-	-	23,225	(46,450)	-
Income before income taxes	23,225	40,636	17,165	23,225	(46,450)	57,801
Income tax expense	-	(17,411)	(6,689)	-	-	(24,100)
Net income	$23,225	$23,225	$10,476	$23,225	$(46,450)	$33,701

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2013

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$342,326	$21,882	$-	$-	$364,208
Revenue between consolidated entities	-	7,295	28,885	-	(36,180)	-
Net revenue	-	349,621	50,767	-	(36,180)	364,208
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	97,079	10,756	-	-	107,835
Selling, general, and administrative expenses, excluding depreciation and amortization	-	108,386	2,266	-	-	110,652
Local service agreement fees between consolidated entities	-	28,885	7,295	-	(36,180)	-
Amortization of broadcast rights	-	22,046	4,821	-	-	26,867
Amortization of intangible assets	-	17,414	5,486	-	-	22,900
Depreciation	-	22,020	2,771	-	-	24,791
Total operating expenses	-	295,830	33,395	-	(36,180)	293,045
Income from operations	-	53,791	17,372	-	-	71,163
Interest expense, net	-	(36,916)	(13,436)	-	-	(50,352)
Loss on extinguishment of debt	-	(1,048)	-	-	-	(1,048)
Other expenses	-	(252)	-	-	-	(252)
Equity in income of subsidiaries	8,443	-	-	8,443	(16,886)	-
Income before income taxes	8,443	15,575	3,936	8,443	(16,886)	19,511
Income tax expense	-	(7,132)	(1,712)	-	-	(8,844)
Net income	$8,443	$8,443	$2,224	$8,443	$(16,886)	$10,667

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2014

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$114,603	$6,039	$-	$-	$120,642

Cash flows from investing activities:
Purchases of property and equipment	-	(13,723)	(181)	-	-	(13,904)
Deposits and payments for acquisitions	-	(82,098)	(3,200)	-	-	(85,298)
Other investing activities	-	82	-	-	-	82
Net cash used in investing activities	-	(95,739)	(3,381)	-	-	(99,120)

Cash flows from financing activities:
Proceeds from long-term debt	-	24,938	-	-	-	24,938
Repayments of long-term debt	-	(6,370)	(2,373)	-	-	(8,743)
Common stock dividends paid	(13,812)	-	-	-	-	(13,812)
Inter-company payments	12,521	(12,521)	-	-	-	-
Other financing activities	1,291	3,581	(129)	-	-	4,743
Net cash provided by (used in) financing activities	-	9,628	(2,502)	-	-	7,126
Net increase in cash and cash equivalents	-	28,492	156	-	-	28,648
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$64,804	$3,872	$-	$-	$68,676

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

(in thousands)

		Nexstar		Nexstar		Consolidated
	Nexstar	Broadcasting	Mission	Holdings	Eliminations	Company
Cash flows from operating activities	$-	$41,772	$(743)	$-	$2,917	$43,946

Cash flows from investing activities:
Purchases of property and equipment	-	(14,319)	(81)	-	-	(14,400)
Deposits and payments for acquisitions	-	(161,321)	(59,509)	-	-	(220,830)
Other investing activities	-	51	2,917	-	(2,917)	51
Net cash used in investing activities	-	(175,589)	(56,673)	-	(2,917)	(235,179)

Cash flows from financing activities:
Proceeds from long-term debt	-	158,875	65,000	-	-	223,875
Repayments of long-term debt	-	(65,393)	(5,520)	-	-	(70,913)
Common stock dividends paid	(10,654)	-	-	-	-	(10,654)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	12,914	(12,914)	-	-	-	-
Other financing activities	6,162	7,145	(340)	-	-	12,967
Net cash provided by financing activities	-	87,713	59,140	-	-	146,853
Net (decrease) increase in cash and cash equivalents	-	(46,104)	1,724	-	-	(44,380)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$22,577	$2,042	$-	$-	$24,619

10.  Subsequent Events

On October 21, 2014, Nexstar entered into a definitive agreement to acquire the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith and SagamoreHill for $68.0 million. The purchase price is expected to be funded through borrowings under the Company’s senior secured credit facilities. The acquisition is subject to FCC approval and other customary conditions and Nexstar expects it to close during the first quarter of 2015.

On October 24, 2014, Nexstar’s Board of Directors declared a quarterly dividend of $0.15 per share of its Class A common stock. The dividend is payable on November 21, 2014 to stockholders of record on November 7, 2014.

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas for $3.5 million. A deposit of $0.2 million was paid upon signing the purchase agreement. The remaining purchase price is expected to be funded through cash on hand. The acquisition is subject to FCC approval and other customary conditions and Nexstar expects it to close during the first quarter of 2015.

On October 31, 2014, Mission re-allocated its unused Term Loan A Facility of $60.0 million to Nexstar. Concurrently, Nexstar borrowed $147.2 million under the Term Loan A Facilities, including the amounts re-allocated from Mission, to partially fund the remaining purchase price due upon closing for the acquisition of television stations from Grant and CCA.

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

Executive Summary

2014 Highlights

•

Net revenue during the third quarter of 2014 increased by $32.0 million, or 25.4% compared to the same period in 2013. The increase in net revenue was primarily due to acquisitions completed in 2014, an increase in retransmission compensation on our legacy stations and an increase in advertising revenue on our legacy stations as 2014 is a political year. The incremental revenue from our newly acquired entities, net of a terminated outsourcing agreement of one station, was approximately $15.6 million for the third quarter of 2014.

•	For each of the three quarters during 2014, our Board of Directors declared dividends of $0.15 per share of Nexstar’s outstanding common stock, or total dividend payments of $13.8 million.
•

On March 13, 2014, we completed our acquisitions of the assets of KCAU, the ABC affiliate serving the Sioux City, Iowa market and WHBF, the CBS affiliate serving the Quad Cities, Iowa market, and the outstanding equity of WOI, the ABC affiliate serving the Des Moines, Iowa market, from Citadel. The total purchase price of these acquisitions amounted to $87.9 million, of which $65.9 million was paid during 2013, funded by a combination of borrowings under our senior secured credit facility and cash on hand, and the remaining $22.0 million was paid in March 2014, funded by cash on hand.

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

•

On June 13, 2014, Mission paid a $3.2 million deposit to acquire KFQX from Parker pursuant to the amended purchase agreement. Mission expects to fund the remaining purchase price of $0.8 million through cash generated from operations prior to closing, which Mission expects to occur during the fourth quarter of 2014.

•

We have restructured our pending acquisitions from CCA, White Knight and Grant, such that Mission and Rocky Creek will no longer participate in the acquisitions and White Knight will continue to own and operate its stations. In June 2014, Mission entered into an assignment and assumption agreement with Marshall whereby Marshall assumed Mission’s rights and obligations to acquire CCA television stations KPEJ, the FOX affiliate serving the Odessa-Midland market and KMSS, the FOX affiliate serving the Shreveport market, and Grant television station KLJB, the FOX affiliate in the Quad Cities, Iowa market. Additionally, simultaneous with our acquisition of CCA, we will sell the CCA television station WEVV, the CBS and FOX affiliate serving the Evansville market, to BCB. These transactions are subject to DOJ approval and FCC consent and we expect them to close during the fourth quarter of 2014. We will fund the remaining purchase price of $243.0 million to acquire CCA and $79.0 million to acquire Grant through cash generated from operations prior to closing and borrowings under existing credit facilities. Marshall will fund the payment of $58.6 million purchase price to us through future credit transactions which we have agreed to guarantee.

•

On October 21, 2014, we entered into a definitive agreement to acquire the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith and SagamoreHill for $68.0 million, subject to adjustments for working capital. We expect the purchase price to be funded through borrowings under the existing credit facilities. The acquisition is subject to FCC approval and other customary conditions and we expect it to close during the first quarter of 2015.

•

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas for $3.5 million, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the purchase agreement. The remaining purchase price is expected to be funded through cash on hand. The acquisition is subject to FCC approval and other customary conditions and we expect it to close during the first quarter of 2015.

•

Effective April 30, 2014, we and Mission amended each of our credit agreements. The amendments increased the total commitments under our Term Loan A Facility from $144.0 million to $159.0 million and reduced Mission’s total commitments under its Term Loan A Facility from $90.0 million to $60.0 million. Pursuant to the terms of the amended credit agreements, we may also reallocate our unused Term Loan A Facility to Mission and Mission may reallocate its unused Term Loan A Facility to us. Additionally, the amendments increased the commitment fees on unused Term Loan A Facilities from 0.5% to 1.0% and extended the quarterly principal payments commencement to December 31, 2014.

•	On June 12, 2014, we borrowed $25.0 million under our Term Loan A Facility to partially fund our acquisition of certain television stations from Gray TV.
•

On October 31, 2014, Mission re-allocated its unused Term Loan A Facility of $60.0 million to us. Concurrently, we borrowed $147.2 million under our and Mission’s Term Loan A Facilities to partially fund the remaining purchase price due upon closing for our acquisition of television stations from Grant and CCA.

•	In March, June and September 2014, we and Mission collectively repaid a total of $8.7 million of the outstanding principal balances under our and Mission’s term loans.

Overview of Operations

As of September 30, 2014, we owned, operated, programmed or provided sales and other services to 80 television stations and 21 digital multicast channels, including those owned by Mission, in 46 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa and Colorado. The stations are affiliates of ABC (20 stations), NBC (16 stations), FOX (14 stations), CBS (16 stations), The CW (6 stations and 2 digital multicast channels), MyNetworkTV (7 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (3 digital multicast channels), LiveWell (2 digital multicast channels), LATV (one digital multicast channel) and Weather Nation Utah (one digital multicast channel). Through various local service agreements, we provided sales, programming and other services to 22 stations and 2 digital multicast channels owned and/or operated by independent third parties. See Note 2 to our condensed consolidated financial statements in this Form 10-Q for a discussion of the local service agreements we have with Mission.

We also guarantee all obligations incurred under Mission’s senior secured credit facility. Similarly, Mission is a guarantor of our senior secured credit facility and senior unsecured notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, we have an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area will be deemed to have an attributable ownership interest in that station. Stations with existing JSAs that will be deemed attributable interests and do not comply with the FCC’s local television ownership rule have until June 19, 2016 to amend or terminate those arrangements or to obtain waivers. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our JSA revenue in 2014; however, within the next two years our company may begin to be negatively impacted by the new JSA attibution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. The Company, along with several other entities, has filed for review of the new JSA rule in the U.S. Court of Appeals for the D.C. Circuit. The D.C. Circuit currently is considering whether to hear the appeal or transfer it to the Third Circuit.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have four announced acquisitions that are pending FCC approval which include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines, the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We plan to respond to regulatory inquiries associated with each of the announced acquisitions and our intent is to close each of the transactions during the fourth quarter of 2014.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$65,828	40.0	$63,605	49.0	$201,931	44.3	$190,270	50.6
National	25,572	15.6	28,646	22.1	78,836	17.3	80,596	21.4
Political	18,179	11.1	1,030	0.8	28,928	6.3	3,615	1.0
Retransmission compensation	40,740	24.8	25,586	19.7	110,829	24.3	74,304	19.8
Digital media revenue	12,936	7.9	10,058	7.6	32,461	7.1	24,223	6.4
Other	1,170	0.6	986	0.8	3,282	0.7	3,210	0.8
Total gross revenue	164,425	100.0	129,911	100.0	456,267	100.0	376,218	100.0
Less: Agency commissions	(14,310)		(12,009)		(40,218)		(35,192)
Net broadcast revenue	150,115		117,902		416,049		341,026
Trade and barter revenue	7,629		7,890		22,458		23,182
Net revenue	$157,744		$125,792		$438,507		$364,208

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$157,744	100.0	$125,792	100.0	$438,507	100.0	$364,208	100.0
Operating expenses:
Corporate expenses	8,680	5.5	6,682	5.3	26,285	6.0	20,294	5.6
Station direct operating expenses, net of trade	46,257	29.3	35,557	28.3	129,821	29.6	102,556	28.2
Station selling, general and administrative expenses	34,972	22.2	30,905	24.6	102,203	23.3	90,358	24.8
Trade and barter expense	7,736	4.9	7,636	6.1	22,459	5.1	22,601	6.2
Depreciation	8,838	5.6	8,598	6.8	25,800	5.9	24,791	6.8
Amortization of intangible assets	6,392	4.1	7,996	6.4	18,697	4.3	22,900	6.3
Amortization of broadcast rights, excluding barter	3,173	2.0	3,265	2.5	8,904	2.0	9,545	2.6
Income from operations	$41,696		$25,153		$104,338		$71,163

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Gross local advertising revenue was $65.8 million for the three months ended September 30, 2014, compared to $63.6 million for the same period in 2013, an increase of $2.2 million, or 3.5%. Gross national advertising revenue was $25.6 million for the three months ended September 30, 2014, compared to $28.6 million for the same period in 2013, a decrease of $3.1 million, or 10.7%. The net decrease in our local and national advertising revenue of $3.5 million was primarily attributable to changes in the mix between our legacy stations’ local, national and political advertising revenue. This decrease was partially offset by incremental revenue from our newly acquired stations of $2.7 million, net of a terminated outsourcing agreement of one station. Our largest advertiser category, automotive, represented 25.9% and 25.8% of our legacy stations’ local and national advertising revenue for the three months ended September 30, 2014 and 2013, respectively. Overall, this category decreased by 3.9% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 18.0%, furniture, which increased 0.5%, radio/TV/cable/newspaper, which decreased 13.4%, and department/retail stores, which increased 5.3%.

Gross political advertising revenue was $18.2 million for the three months ended September 30, 2014, compared to $1.0 million for the same period in 2013, an increase of $17.1 million, due to 2014 being an election year.

Retransmission compensation was $40.7 million for the three months ended September 30, 2014, compared to $25.6 million for the same period in 2013, an increase of $15.2 million, or 59.2%. The increase in retransmission compensation was primarily attributable to the result of contracts providing for higher rates per subscriber during the year on our legacy stations and $2.6 million incremental revenue from our newly acquired stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $12.9 million for the three months ended September 30, 2014, compared to $10.1 million for the same period in 2013, an increase of $2.9 million, or 28.6%. The increase was primarily attributable to $6.4 million incremental revenue from our newly acquired stations and entities, and a $0.9 million increase in revenue from our legacy stations primarily due to new product offerings. This was partially offset by a $4.6 million decrease due to the termination of certain customer contracts.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our and Mission’s stations, were $8.7 million for the three months ended September 30, 2014, compared to $6.7 million for the same period in 2013, an increase of $2.0 million, or 29.9%. This was primarily attributable to an increase in stock-based compensation expense of $1.3 million due to equity incentive awards during 2014 and an increase in bonus expense of $0.4 million related to the increased number of stations and higher revenue.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $81.2 million for the three months ended September 30, 2014, compared to $66.5 million for the same period in 2013, an increase of $14.8 million, or 22.2%. The increase was primarily due to expenses of our newly acquired stations and entities, net of a terminated outsourcing agreement of one station, of $9.6 million and an increase in programming costs for our legacy stations of $5.3 million primarily related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $8.8 million for the three months ended September 30, 2014, compared to $8.6 million for the same period in 2013, an increase of $0.2 million, or 2.7%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities, partially offset by decreases in depreciation from certain fully depreciated property and equipment.

Amortization of intangible assets was $6.4 million for the three months ended September 30, 2014, compared to $8.0 million for the same period in 2013, a decrease of $1.6 million, or 20.1%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of our newly acquired intangible assets.

Amortization of broadcast rights, excluding barter was $3.2 million for the three months ended September 30, 2014, compared to $3.3 million for the same period in 2013, a decrease of $0.1 million, or 2.8%, primarily attributable to nonrecurring adjustments to the net realizable value of broadcast rights during 2013, partially offset by incremental amortization from our newly acquired stations.

Interest Expense

Interest expense, net was $15.5 million for the three months ended September 30, 2014, compared to $16.9 million for the same period in 2013, a decrease of $1.4 million, or 8.1%. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the $325.0 million 8.875% senior second lien notes (“8.875% Notes”) into a combination of $275.0 million 6.875% senior unsecured notes (“6.875% Notes”) and borrowings under our and Mission’s amended credit facilities during the fourth quarter of 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 and 2014 to fund our and Mission’s acquisitions.

Loss on extinguishment of debt

In 2013, Nexstar recognized $1.0 million of loss on extinguishment of debt related to a $10.4 million partial repurchase of the 8.875% Notes.

Income Taxes

Income tax expense was $10.6 million for the three months ended September 30, 2014, compared to $3.5 million for the same period in 2013, an increase of $7.1 million. The effective tax rates for the three months ended September 30, 2014 and 2013 were 40.7% and 49.5%, respectively. The effective tax rate variance primarily relates to true-ups adjustments for 2012 tax return filings completed during 2013 and an overall reduction in the effective state tax rate from 2013 to 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Gross local advertising revenue was $201.9 million for the nine months ended September 30, 2014, compared to $190.3 million for the same period in 2013, an increase of $11.7 million, or 6.1%. Gross national advertising revenue was $78.8 million for the nine months ended September 30, 2014, compared to $80.6 million for the same period in 2013, a decrease of $1.8 million, or 2.2%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $10.1 million, net of a terminated outsourcing agreement of one station. During the nine months ended September 30, 2014, our legacy stations’ local and national advertising revenue was comparable to the same period in 2013, which reflected the first quarter increases in advertising revenue from the Olympics in our NBC affiliate stations, offset by changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automotive, represented 24.5% and 24.1% of our legacy stations’ local and national advertising revenue for the nine months ended September 30, 2014 and 2013, respectively. Overall, this category increased by 1.6% for our legacy stations. The other categories representing our top five for our legacy stations were fast food/restaurants, which decreased 13.3%, furniture, which increased 2.9%, radio/TV/cable/newspapers, which increased 1.1% and medical/healthcare, which increased 4.0%.

Gross political advertising revenue was $28.9 million for the nine months ended September 30, 2014, compared to $3.6 million for the same period in 2013, an increase of $25.3 million, due to 2014 being an election year.

Retransmission compensation was $110.8 million for the nine months ended September 30, 2014, compared to $74.3 million for the same period in 2013, an increase of $36.5 million, or 49.2%. The increase in retransmission compensation was primarily attributable to the result of contracts providing for higher rates per subscriber during the year on our legacy stations and $9.3 million incremental revenue from our newly acquired stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $32.5 million for the nine months ended September 30, 2014, compared to $24.2 million for the same period in 2013, an increase of $8.2 million or 34.0%. The increase is primarily attributable to the $12.6 million incremental revenue from our newly acquired stations and entities, and a $2.1 million increase in revenue from our legacy stations primarily attributable to increased advertising revenue from the Olympics and new product offerings. This was partially offset by a $6.2 million decrease due to the termination of certain customer contracts.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, were $26.3 million for the nine months ended September 30, 2014, compared to $20.3 million for the same period in 2013, an increase of $6.0 million, or 29.5%. This was primarily attributable to an increase in stock-based compensation expense of $3.9 million due to equity incentive awards during 2014, an increase in payroll and bonus expense of $2.1 million related to the increased number of stations and higher revenue. These increases were partially offset by a decrease in legal and professional fees of $1.2 million primarily associated with our and Mission’s acquisitions of television stations in the prior year.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $232.0 million for the nine months ended September 30, 2014, compared to $192.9 million for the same period in 2013, an increase of $39.1 million, or 20.3%. The increase was primarily due to expenses of our newly acquired stations and entities, net of a terminated outsourcing agreement of one station, of $23.8 million and an increase in programming costs of our legacy stations of $13.5 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $25.8 million for the nine months ended September 30, 2014, compared to $24.8 million for the same period in 2013, an increase of $1.0 million, or 4.0%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities, partially offset by decreases in depreciation from certain fully depreciated property and equipment.

Amortization of intangible assets was $18.7 million for the nine months ended September 30, 2014, compared to $22.9 million for the same period in 2013, a decrease of $4.2 million, or 18.4%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of our newly acquired intangible assets.

Amortization of broadcast rights, excluding barter was $8.9 million for the nine months ended September 30, 2014, compared to $9.5 million for the same period in 2013, a decrease of $0.6 million, or 6.7%, primarily attributable to nonrecurring adjustments to the net realizable value of broadcast rights during 2013, partially offset by incremental amortization from our newly acquired stations.

Interest Expense

Interest expense, net was $46.0 million for the nine months ended September 30, 2014, compared to $50.4 million for the same period in 2013, a decrease of $4.3 million, or 8.6%. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the $325.0 million 8.875% Notes into a combination of 6.875% Notes and borrowings under our and Mission’s amended credit facilities during the fourth quarter of 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 and 2014 to fund our and Mission’s acquisitions.

Loss on extinguishment of debt

In 2014, the Company recognized $0.1 million of loss on extinguishment of debt related to the Company’s amendment to the terms of its Term Loan A Facilities and a $3.2 million partial prepayment of outstanding principal balance therein. In 2013, Nexstar recognized $1.0 million of loss on extinguishment of debt related to a $10.4 million partial repurchase of the 8.875% Notes.

Income Taxes

Income tax expense was $24.1 million for the nine months ended September 30, 2014, compared to $8.8 million for the same period in 2013, an increase of $15.3 million. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 41.7% and 45.3%, respectively. The effective tax rate variance primarily relates to true-ups adjustments for 2012 tax return filings completed during 2013 and an overall reduction in the effective state tax rate from 2013 to 2014.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$120,642	$43,946
Net cash used in investing activities	(99,120)	(235,179)
Net cash provided by financing activities	7,126	146,853
Net increase (decrease) in cash and cash equivalents	$28,648	$(44,380)
Cash paid for interest	$34,728	$36,901
Cash paid for income taxes, net of refunds	$2,276	$2,143

	As of	As of
	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$68,676	$40,028
Long-term debt including current portion	1,087,440	1,071,119
Unused incremental term loan commitments under senior secured credit facilities(1)	147,205	184,000
Unused revolving loan commitments under senior secured credit facilities(1)	105,000	105,000

(1)

Based on covenant calculations as of September 30, 2014, all of the $105.0 million unused revolving loan commitments and $147.2 million unused Term Loan A Facilities under the Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $76.7 million during the nine months ended September 30, 2014 compared to the same period in 2013. This was primarily due to an increase in net revenue of $74.3 million less an increase in station and corporate operating expenses (excluding stock compensation) of $41.2 million, an increase in collections of accounts receivable of $29.7 million, a $2.2 million decrease in cash paid for interest, a $1.9 million decrease in payments for broadcast rights, a $0.9 million decrease in premium paid on partial repurchase of the 8.875% Notes during the third quarter of 2013 and $1.2 million resulting from the timing of payments to vendors.

Cash paid for interest decreased by $2.2 million during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the 8.875% Notes into a combination of 6.875% Notes and borrowings under our and Mission’s amended credit facilities during the fourth quarter of 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 and 2014 to fund our and Mission’s acquisitions of television stations.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $136.1 million during the nine months ended September 30, 2014 compared to the same period in 2013. In 2014, we completed the acquisitions of 3 television stations from Citadel, 3 television stations and 2 satellite stations from Gray, the assets of IBS and the outstanding equity of ETG for total payments of $82.1 million. In addition, Mission paid a $3.2 million deposit to acquire KFQX pursuant to an amended purchase agreement. In 2013, we and Mission acquired 8 television stations and signed purchase agreements to acquire three television stations from Citadel for total payments of $193.6 million. We also paid a $27.0 million deposit upon signing the stock purchase agreement we and Mission entered into with CCA and White Knight in April 2013. Additionally, Mission paid a $0.2 million deposit upon signing the asset purchase agreement Mission entered into with Stainless in September 2013.

Capital expenditures during the nine months ended September 30, 2014 decreased by $0.5 million, compared to the same period in 2013 primarily due to capital expenditures for stations acquired between December 2012 and March 2013.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $139.7 million during the nine months ended September 30, 2014 compared to the same period in 2013.

In 2014, we borrowed an additional $25.0 million under our Term Loan A Facility to finance our acquisition of television stations from Gray TV. We also received $1.3 million proceeds from stock option exercises and recognized a $4.8 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by debt repayments of $8.7 million outstanding principal under our and Mission’s term loans, dividends to our Class A stockholders of $13.8 million ($0.15 per share each quarter) and payments for capital lease obligations of $1.0 million.

In 2013, we and Mission borrowed a total of $223.9 million in additional term loans and revolving loans under our and Mission’s senior secured credit facilities to partially finance acquisitions, to partially fund the required deposit to acquire the stock of CCA and White Knight and for general corporate purposes. We also received $6.2 million proceeds from stock option exercises and recognized a $9.8 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of $60.8 million outstanding obligations under our and Mission’s senior secured facilities, partial repurchase of the 8.875% Notes of $10.2 million, quarterly dividend payments to our Class A and Class B stockholders of $10.7 million ($0.12 per share each quarter), purchase of treasury stock for $8.4 million and payments for debt financing costs of $2.2 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2014, we and Mission had total combined debt of $1.1 billion, which represented 98.4% of Nexstar and Mission’s combined capitalization. Our and Mission’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $105.0 million of total unused revolving loan commitments and $147.2 million of total unused Term Loan A Facilities under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2014. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce our and Mission’s future borrowing capacity and the amount of total unused revolving loan commitments and total unused Term Loan A Facilities.

The Company’s cash on hand, cash generated prior to closing and borrowings under the Company’s senior secured credit facilities are expected to be utilized to fund the $243.0 million remaining purchase price for the acquisition of CCA as well as CCA’s rights and obligations under certain operating agreements with White Knight, the $79.0 million remaining purchase price to acquire stations from Grant, the $15.1 million remaining purchase price to acquire stations from Stainless, the $68.0 million purchase price to acquire a station from Meredith and SagamoreHill and the $3.3 million remaining purchase price to acquire a station from Pappas. The Company expects the CCA and the Grant acquisitions to close in the fourth quarter of 2014. The Stainless, Meredith and SagamoreHill and Pappas acquisitions are expected to close in the first quarter of 2015. Simultaneous with the closing of acquisitions from CCA, Nexstar will sell 2 stations to Marshall for $43.3 million and one station to BCB for $26.9 million. Simultaneous with the closing of acquisitions from Grant, Nexstar will sell one station to Marshall for $15.3 million. Marshall will finance the payment of purchase price to Nexstar through future credit transactions, which Nexstar has agreed to guarantee.

On October 24, 2014, our Board of Directors declared a quarterly dividend of $0.15 per share of our Class A common stock. The dividend is payable on November 21, 2014 to stockholders of record on November 7, 2014.

On October 31, 2014, we borrowed $147.2 million under the Company’s Term Loan A Facilities. The proceeds are expected to be utilized to partially fund the acquisition of stations from Grant and CCA.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2014 (in thousands):

		Remainder
	Total	of 2014	2015-2016	2017-2018	Thereafter
Nexstar senior secured credit facility	$332,739	$1,405	$14,216	$66,248	$250,870
Mission senior secured credit facility	230,523	460	4,171	4,670	221,222
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
	$1,088,262	$1,865	$18,387	$70,918	$997,092

We make semiannual interest payments on our $525.0 million 6.875% Notes on May 15 and November 15 of each year. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and Mission. Mission’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. We believe we and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing our senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from September 30, 2014.

No Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that as of September 30, 2014 there has been no material change to this information.

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

The term loan borrowings at September 30, 2014 under the Company’s senior secured credit facilities bear interest rates ranging from 2.4% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.4% at September 30, 2014. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2014 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $1.5 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2014. Due to the LIBOR floor on certain of our term loans, an increase of 50 basis points in LIBOR would result in a $0.4 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $0.1 million. Our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on the Company’s senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2014, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, except those reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2014 to which there have been no material changes.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE)*
10.2	Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU)*
10.3	Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO)*
10.4

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2014 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 7, 2014