Form 10-K
period 2014-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2015-03-02
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,365,119,661.

As of February 23, 2015, the Registrant had 31,172,060 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned indirect subsidiary; “Nexstar Holdings” refers to Nexstar Finance Holdings, Inc., our wholly-owned direct subsidiary; “Mission” refers to Mission Broadcasting, Inc.; “Marshall” refers to Marshall Broadcasting Group, Inc.; the “Company” refers to Nexstar, Mission, Marshall and other consolidated variable interest entities (“VIEs”); and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar Broadcasting has time brokerage agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by Mission, Marshall and other VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar, Mission, Marshall and other consolidated VIEs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The information in this Annual Report on Form 10-K includes information related to Nexstar and its consolidated subsidiaries. It also includes information related to Mission, Marshall and other consolidated VIEs. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as discussed in Note 2 to our Consolidated Financial Statements, the financial results of Mission, Marshall and the other consolidated VIEs are included in the Consolidated Financial Statements contained herein.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2014 4th Edition, as published by BIA Financial Network, Inc.

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

Overview

We are a television broadcasting and digital media company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States, primarily markets that rank from 30 to 175 out of the 210 DMAs.

As of December 31, 2014, we owned, operated, programmed or provided sales and other services to 87 television stations and 26 digital multicast channels, including those owned by Mission, Marshall and other VIEs, in 49 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa, Colorado and Virginia. In 29 of the 49 markets that we serve, we own, operate, program or provide sales and other services to more than one station. We refer to these markets as duopoly markets. The stations we serve are affiliates of ABC (20 stations), NBC (16 stations), FOX (19 stations), CBS (16 stations), The CW (8 stations and 2 digital multicast channels), MyNetworkTV (7 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (8 digital multicast channels), LATV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), This TV (one digital multicast channel) and Movies! (one digital multicast channel). The stations reach approximately 16.2 million viewers or 14.0% of all U.S. television households.

We believe that medium-sized markets offer significant advantages over large-sized markets. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets only four to six local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

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

Recent Acquisitions

On March 13, 2014, we completed our acquisitions of the assets of KCAU, the ABC affiliate serving the Sioux City, Iowa market and WHBF, the CBS affiliate serving the Quad Cities, Iowa market, and the outstanding equity of WOI, the ABC affiliate serving the Des Moines, Iowa market, from Citadel Communications, L.P. and its related entities (“Citadel”). The total purchase price of these acquisitions amounted to $87.9 million, of which $65.9 million was paid in 2013, funded by a combination of borrowings under our senior secured credit facility and cash on hand, and the remaining $22.0 million was paid in March 2014, funded by cash on hand.

Effective April 1, 2014, we acquired the assets of Internet Broadcasting Systems, Inc. (“IBS”), a digital publishing platform and digital agency services provider, for a total purchase price of $18.8 million, funded by cash on hand. On May 15, 2014, we acquired the outstanding equity of Enterprise Technology Group, Inc. (“ETG”), a digital content management firm that offers solutions for media companies to build a presence on the web and in the mobile content sector, for a total purchase price of $7.2 million, funded by cash on hand. These acquisitions broaden our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies.

Effective June 13, 2014, we completed the acquisition of the outstanding equity of WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market, from Gray Television, Inc. (“Gray TV”) for $34.5 million in cash, funded by a combination of proceeds from borrowings under our senior secured credit facility and cash on hand. Both KREG and KREY operate as satellite stations of KREX. This acquisition allows us entrance into 2 new markets.

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of Parker from Excalibur. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid a deposit of $3.2 million on June 13, 2014. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. This acquisition is subject to FCC approval and other customary conditions and Mission expects it to close during 2015. As discussed in Note 2 to our Consolidated Financial Statements, we are the primary beneficiary of a variable interest in Parker. Thus, we have included this station in our Consolidated Financial Statements as of June 13, 2014.

On December 1, 2014, we completed the acquisition of the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets, for $92.4 million in cash, from the Estate of Milton Grant. The stations, along with their respective network affiliation agreements, are WFXR, the FOX affiliate and WWCW, The CW affiliate, both serving the Roanoke, Virginia market, WZDX, the FOX affiliate in the Huntsville, Alabama market, KGCW, The CW affiliate and KLJB, the FOX affiliate, both in the Quad Cities, Iowa market and WLAX/WEUX, the FOX affiliates, in the La Crosse, Wisconsin market. WEUX operates as a satellite station of WLAX. Simultaneous with the Grant acquisition, we sold the assets of KLJB to Marshall for $15.3 million in cash and we entered into local service agreements with Marshall to perform certain sales and other services for this station.

We paid a deposit of $8.5 million in November 2013 upon signing the stock purchase agreement. The remaining purchase price was funded at closing by a combination of cash on hand and borrowings under our existing credit facility. Marshall funded the payment of the purchase price to us through borrowings under its credit facility which we guarantee. As discussed in Note 2 to our Consolidated Financial Statements, we are the primary beneficiary of variable interests in Marshall and we have consolidated this entity into our Consolidated Financial Statements as of December 1, 2014.

Effective January 1, 2015, we completed the acquisition of the outstanding equity of privately-held Communications Corporation of America (“CCA”) as well as CCA’s rights and obligations with respect to certain operating agreements between CCA and White Knight Broadcasting (“White Knight”) for a total consideration of $270.0 million in cash, subject to adjustments for working capital, from SP ComCorp LLC (“SP ComCorp”), NexPoint Credit Strategies Fund (“NexPoint”) and Highland Floating Rate Opportunities Fund (“Highland”). CCA and White Knight, collectively, owned 19 television stations in 10 markets, Simultaneous with our acquisition of CCA, we sold the assets of two CCA stations, KPEJ and KMSS, to Marshall for $43.3 million in cash and we entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, we sold the assets of a CCA station, WEVV, the CBS and FOX affiliate serving the Evansville market, to Bayou City Broadcasting Evansville, Inc. (“BCB”) for $26.9 million in cash, subject to adjustments for working capital. There is no relationship between us and BCB or the stations we and BCB own after the sale.

We paid a deposit of $27.0 million to CCA in April 2013 upon signing the stock purchase agreement. The remaining purchase price was funded at closing through a combination of borrowings under our existing credit facility and cash on hand. Marshall funded the payment of the purchase price to us through borrowings under its credit facility which we guarantee. These transactions allow the Company entrance into 7 new markets and create duopolies in 6 markets. The stations impacted are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	87	KWKT KYLE	FOX/MyNetworkTV/ Estrella FOX/MyNetworkTV/ Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	93	WGMB WBRL-CD	FOX The CW
Tyler-Longview, TX	108	KETK	NBC/Estrella
Lafayette, LA	124	KADN KLAF-LD	FOX MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV
Marshall:
Shreveport, LA	83	KMSS	FOX
Odessa-Midland, TX	146	KPEJ	FOX/Estrella
White Knight:
Baton Rouge, LA	93	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	108	KFXK KFXL-LD KLPN-LD	FOX FOX MyNetworkTV
Shreveport, LA	83	KSHV	MyNetworkTV

On January 30, 2015, we completed the acquisition of the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith Corporation (“Meredith”) and SagamoreHill of Phoenix, LLC (“SagamoreHill”) for $68.0 million in cash, subject to adjustments for working capital. This acquisition allows us entrance into this market and we funded the purchase price through the proceeds from our $275.0 million 6.125% Senior Unsecured Notes issued on January 29, 2015 due 2022 (“6.125% Notes”), at par, and borrowings under our existing credit facility. The 6.125% Notes will mature on February 15, 2022.

On February 2, 2015, we acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform for $33.0 million in cash, subject to adjustments for working capital. This acquisition is expected to broaden our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies. The purchase price was funded through our 6.125% Notes and borrowings under our existing credit facility.

On February 13, 2015, we completed the acquisition of the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market for $145.0 million in cash, subject to adjustments for working capital, from Landmark Television, LLC (“Landmark Television”) and Landmark Media Enterprises, LLC (“Landmark Media”). This acquisition allows us entrance into this market and the purchase price was funded through our 6.125% Notes and borrowings under our existing credit facility.

Pending Acquisitions

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”) for $15.3 million in cash, subject to adjustments for working capital. The acquisition will allow Mission entrance into this market. A deposit of $0.2 million was paid by Mission in September 2013 upon signing the purchase agreement. The remaining purchase price is expected to be funded through a combination of borrowings under Mission’s existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close during 2015.

On October 24, 2014, we entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.5 million. A deposit of $0.2 million was paid upon signing the purchase agreement and we expect to fund the remaining purchase price through cash on hand. This acquisition is subject to bankruptcy approval and other customary conditions and we expect it to close in the first quarter of 2015.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 77.0% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2014, we earned approximately 29.0% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 and 25 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of Internet products and services. Our websites provide access to our local news and information, as well as community centric business and services. We delivered a record audience across all of our web sites in 2014, with 88 million unique visitors, who utilized over 773 million page views. Also in 2014, our mobile platform accounted for 43.1% of our overall page views by year end. We also launched redesigned web sites, ready for the emerging touch oriented platforms. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2014, revenue generated from local advertising represented 71.7% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 73.0% of our net revenue, excluding trade and barter revenue, for the year ended December 31, 2014 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS and FOX affiliated stations which represented approximately 26.4%, 25.6%, 25.5% and 14.4%, respectively, of our 2014 combined local, national and political revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in markets ranking from 30 to 175 out of the 210 DMAs, where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with Mission and Marshall

Through various local service agreements with Mission and Marshall, we provide sales, programming and other services to 20 television stations that are owned and operated by Mission and one television station that is owned and operated by Marshall as of December 31, 2014. Mission and Marshall are 100% owned by independent third parties. We do not own Mission or Marshall or any of their television stations. In compliance with Federal Communications Commission (“FCC”) regulations for all the parties, Mission and Marshall maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, we are deemed under U.S. GAAP to have controlling financial interests in Mission and Marshall because of (1) the local service agreements Nexstar has with the Mission and Marshall stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) Nexstar having power over significant activities affecting Mission’s and Marshall’s economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. We expect our option agreements with Mission to be renewed upon expiration. Therefore, Mission and Marshall are consolidated into these financial statements. Marshall is included in our Consolidated Financial Statements as of December 1, 2014.

The Stations

The following chart sets forth general information about the stations we currently own, operate, program or provide sales and other services to:

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
8	Washington, DC(4)/Hagerstown, MD	WHAG	NBC	O&O	(4)	10/1/20
11	Phoenix, AZ	KASW	CW	O&O(14)	13	10/1/22
34	Salt Lake City, UT	KTVX/KTVX-D2/KTVX-D3 KUCW/KUCW-D-2	ABC/Me-TV/WNU The CW/Movies!	O&O O&O	14	(5) 10/1/22
41	Las Vegas, NV	KLAS	CBS	O&O(15)	8	10/1/22
45	Harrisburg-Lancaster-Lebanon-York, PA	WLYH	The CW	O&O(6)	6	8/1/15
48	Jacksonville, FL	WCWJ/WCWJ-D2	The CW/Bounce TV	O&O	7	2/1/21
50	Memphis, TN	WATN WLMT/WLMT-D2	ABC The CW/Me-TV	O&O O&O	6	8/1/21 8/1/21
54	Fresno-Visalia, CA	KSEE/KSEE-D2 KGPE	NBC/LATV CBS	O&O O&O	10	(5) 12/1/22
55	Wilkes Barre-Scranton, PA	WBRE WYOU	NBC CBS	O&O LSA(7)	7	(5) 8/1/15
56	Little Rock-Pine Bluff, AR	KARK KARZ/KARZ-D2 KLRT KASN	NBC MyNetworkTV/Bounce TV FOX The CW	O&O O&O LSA(7) LSA(7)	7	(5) 6/1/21 6/1/21 6/1/21
67	Roanoke, VA	WFXR WWCW	FOX The CW	O&O O&O	7	10/1/20 10/1/20
68	Green Bay-Appleton, WI	WFRV	CBS	O&O	6	12/1/21
72	Des Moines-Ames, IA	WOI/WOI-D2	ABC/LiveWell	O&O	7	2/1/22

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
75	Springfield, MO	KOLR KOZL	CBS MyNetworkTV	LSA(7) O&O	5	2/1/22 2/1/22
78	Rochester, NY	WROC/WROC-D2	CBS/Bounce TV	O&O	5	4/1/21
79	Huntsville, AL	WZDX/WZDX-D2/WZDX-D3	FOX/ MyNetworkTV/Me-TV	O&O	7	4/1/21
83	Shreveport, LA	KTAL KMSS KSHV	NBC FOX MyNetworkTV	O&O LSA(10)(13) LSA(12)(13)	6	8/1/22 6/1/21 6/1/21
84	Syracuse, NY	WSYR/WSYR-D2/WSYR-D3	ABC/Me-TV/ Bounce TV	O&O	6	6/1/15
85	Champaign-Springfield- Decatur, IL	WCIA WCIX	CBS MyNetworkTV	O&O O&O	8	12/1/21 12/1/21
86	Harlingen-Weslaco-Brownsville-McAllen, TX	KVEO/KVEO-D2	NBC/Estrella	O&O(13)	9	8/1/22
87	Waco-Temple-Bryan, TX	KWKT/ KWKT-D2 KYLE/ KYLE-D2	FOX/Estrella FOX/Estrella	O&O(13) O&O(13)	4	8/1/22 8/1/22
91	El Paso, TX	KTSM/KTSM-D2	NBC/Estrella	O&O(13)	10	8/1/22
93	Baton Rouge, LA	WBRL-CD WGMB KZUP-CD WVLA/WVLA-D2	The CW FOX RTV NBC/News Weather	O&O(13) O&O(13) LSA(12)(13) LSA(12)(13)	5	6/1/21 6/1/21 6/1/21 6/1/21
98	Burlington-Plattsburgh, VT	WFFF WVNY	FOX ABC	O&O LSA(7)	6	4/1/15 4/1/15
100	Davenport-Rock Island- Moline, IL	WHBF KGCW/KGCW-D2 KLJB/KLJB-D2	CBS The CW/ This TV FOX//Me-TV	O&O O&O LSA(10)	5	12/1/21 12/1/21 12/1/21
101	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA KNWA	FOX/NBC NBC/FOX	O&O O&O	5	6/1/21 6/1/21
103	Evansville, IN	WEHT WTVW/WTVW-D2	ABC The CW/ Bounce TV	O&O LSA(7)	4	8/1/21 (5)
104	Johnstown-Altoona, PA	WTAJ	CBS	O&O	4	(5)
108	Tyler-Longview, TX	KETK/KETK-D2 KFXK/KFXK-D2 KFXL-LD KLPN-LD	NBC/Estrella FOX/ MyNetworkTV FOX MyNetworkTV	O&O(13) LSA(12)(13) LSA(12)(13) LSA(12)(13)	6	8/1/22 8/1/22 8/1/22 8/1/22
111	Ft. Wayne, IN	WFFT/WFFT-D2	FOX/Bounce TV	O&O	4	8/1/21
117	Peoria-Bloomington, IL	WMBD/WMBD-D2 WYZZ	CBS/Bounce TV FOX	O&O LSA(11)	5	12/1/21 12/1/21
124	Lafayette, LA	KADN KLAF-LD	FOX MyNetworkTV	O&O(13) O&O(13)	5	6/1/21 6/1/21
127	Bakersfield, CA	KGET/KGET-D2 KKEY-LP	NBC/The CW Telemundo	O&O O&O	4	(5) (5)
128	La Crosse, WI	WLAX/WLAX-D2 WEUX/WEUX-D2	FOX/Me-TV FOX/Me-TV	O&O O&O	3	12/1/21 12/1/21
130	Amarillo, TX	KAMR KCIT KCPN-LP	NBC FOX MyNetworkTV	O&O LSA(7) LSA(7)	5	8/1/22 8/1/22 8/1/22
135	Rockford, IL	WQRF/WQRF-D2 WTVO/WTVO-D2	FOX/Bounce TV ABC/MyNetworkTV	O&O LSA(7)	4	12/1/21 12/1/21
137	Monroe, LA- El Dorado, AR	KARD/KARD-D2 KTVE	FOX/Bounce TV NBC	O&O LSA(7)	4	6/1/21 6/1/21
144	Lubbock, TX	KLBK KAMC	CBS ABC	O&O LSA(7)	5	(5) 8/1/22
145	Wichita Falls, TX- Lawton, OK	KFDX KJTL KJBO-LP	NBC FOX MyNetworkTV	O&O LSA(7) LSA(7)	4	(5) 8/1/22 8/1/22

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
146	Odessa-Midland, TX	KMID KPEJ/KPEJ-D2	ABC FOX/ Estrella	O&O LSA(10)(13)	6	(5) 8/1/22
149	Sioux City, IA	KCAU/KCAU-D2	ABC/LiveWell	O&O	4	2/1/22
150	Erie, PA	WJET WFXP	ABC FOX	O&O LSA(7)	4	8/1/15 8/1/15
151	Joplin, MO-Pittsburg, KS	KSNF KODE	NBC ABC	O&O LSA(7)	4	2/1/22 2/1/22
154	Panama City, FL	WMBB/WMBB-D2	ABC/Me-TV	O&O	4	2/1/21
155	Terre Haute, IN	WTWO WAWV	NBC ABC	O&O LSA(7)	3	8/1/21 8/1/21
159	Binghamton, NY	WBGH WIVT	NBC ABC	O&O O&O	3	6/1/15 6/1/15
164	Abilene-Sweetwater, TX	KTAB/KTAB-D2 KRBC	CBS/Telemundo NBC	O&O LSA(7)	4	8/1/22 8/1/22
166	Billings, MT	KSVI KHMT	ABC FOX	O&O LSA(7)	5	4/1/22 4/1/22
171	Utica, NY	WFXV WPNY-LP WUTR	FOX MyNetworkTV ABC	O&O O&O LSA(7)	3	(5) (5) (5)
173	Dothan, AL	WDHN	ABC	O&O	3	4/1/21
175	Elmira, NY	WETM	NBC	O&O	3	6/1/15
176	Jackson, TN	WJKT	FOX	O&O	3	8/1/21
177	Watertown, NY	WWTI/WWTI-D2	ABC/The CW	O&O	2	6/1/15
179	Alexandria, LA	WNTZ/ WNTZ-D2	FOX/ MyNetworkTV	O&O(13)	4	6/1/21
180	Marquette, MI	WJMN	CBS	O&O	6	10/1/21
185	Grand Junction, CO	KREX KREG (9)/KREY(9) KGJT KFQX	CBS CBS MyNetworkTV FOX	O&O O&O O&O LSA(8)	4	(5) 4/1/22 4/1/22 (5)
198	San Angelo, TX	KSAN KLST	NBC CBS	LSA(7) O&O	3	8/1/22 8/1/22
201	St. Joseph, MO	KQTV	ABC	O&O	1	8/1/22

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2014 4th Edition, as published by BIA Financial Network, Inc.

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

(3)

The term “commercial station” means a television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2014 4th Edition, as published by BIA Financial Network, Inc.

(4)

Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA. WHAG is the only commercial station licensed in the city of Hagerstown.

(5)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, a license expiration date is automatically extended pending review of and action on the renewal application by the FCC.

(6)	Although Nexstar owns WLYH, this station is programmed by Sinclair Broadcast Group, Inc. pursuant to a time brokerage agreement.
(7)	These stations are owned by Mission.
(8)	KFQX is owned by Parker.
(9)	KREG and KREY operate as satellite stations of KREX.
(10)	These stations are owned by Marshall.
(11)	WYZZ is owned by Cunningham Broadcasting Corporation.
(12)	These stations are owned by White Knight.
(13)	These stations were acquired upon acquisition of CCA effective January 1, 2015. Refer to Pending Acquisitions for additional information.
(14)	This station was acquired from Meredith and SagamoreHill on January 30, 2015. Refer to Pending Acquisitions for additional information.
(15)	This station was acquired from Landmark Television and Landmark Media on February 13, 2015. Refer to Pending Acquisitions for additional information.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by Nielsen Corporation, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”) that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen Corporation periodically publishes data on estimated audiences for the television stations in the DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, CBS, FOX or ABC) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for network affiliation fees and the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

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

Advertising rates are based upon a number of factors, including:

●	a program’s popularity among the viewers that an advertiser wishes to target;
●	the number of advertisers competing for the available time;
●	the size and the demographic composition of the market served by the station;
●	the availability of alternative advertising media in the market;
●	the effectiveness of the station’s sales force;
●	development of projects, features and programs that tie advertiser messages to programming; and
●	the level of spending commitment made by the advertiser.

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

Network Affiliations

Most of the stations that we own and operate, program or provide sales and other services to as of December 31, 2014 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	Of the 20 arrangements, two expire in December 2016, 17 expire in December 2017, and one expires in June 2019.
FOX	Of the 19 arrangements, five expire in June 2015, 13 expire in December 2016, and one expires in December 2017.
NBC	Of the 16 arrangements, one expires in June 2016, and 15 expire in December 2019.
CBS	Of the 16 arrangements, four expire in June 2015, one expires in May 2016, one expires in June 2016, one expires in January 2018, and nine expire in December 2018.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network receives affiliation fees and has the right to sell a substantial majority of the advertising time during these broadcasts. We expect the network affiliation agreements listed above to be renewed upon expiration.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The following is a brief discussion of certain (but not all) provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, the U.S. Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, you should refer to the Communications Act and the FCC’s rules, case precedent, public notices and policies.

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

After a renewal application is filed, interested parties, including members of the public, may file petitions to deny the application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

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

Two of Nexstar’s directors currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 50 radio stations in 16 markets. The FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar, due to this common director relationship. In addition, one of Nexstar’s shareholders who holds an attributable interest in Nexstar also holds attributable interests in television stations in the Seattle-Tacoma, Washington, San Francisco-Oakland-San Jose, California, Providence, RI-New Bedford, Massachusetts and Palm Springs, California television markets.

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

In March 2014, the FCC adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (“JSA”).  Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of the rule to modify or terminate their JSAs to come into compliance.  Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016.  Various parties, including us (and Mission, which has intervened) have appealed the JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit.

In certain markets, we and Mission own and operate both full-power and low-power television broadcast stations. The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

In the Fresno, California, Salt Lake City, Utah, Memphis, Tennessee, Champaign-Springfield-Decatur, Illinois and Little Rock-Pine Bluff, Arkansas markets, we or Mission own two stations in compliance with the duopoly rule. However, we also are permitted to own two or more stations in the Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, Grand Junction, Colorado, Roanoke-Lynchburg, Virginia, La Crosse-Eau Claire, Wisconsin, and Waco-Temple-Bryan, Texas markets pursuant to waivers under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station.  Additionally, we are permitted to own two stations in the Quad Cities, Iowa market pursuant to a waiver allowing ownership of a second station where that station is “failing.”

In all of the markets where we have entered into local service agreements, except for three, we provide programming comprising less than 15% of the second station’s programming. In the three markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania, KHMT in Billings, Montana, and KFQX in Grand Junction, Colorado—the local marketing agreements were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise.

With respect to our other local service agreements, the FCC’s 2014 rule making JSAs attributable will require us to amend or terminate, by December 19, 2016, any existing JSA involving the sale of advertising time in excess of 15 percent for another in-market station, including our present agreements to sell advertising inventory for the Mission stations, unless we are able to obtain a waiver from the FCC. The FCC has indicated that it will consider such waivers, but thus far it has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted.  Our shared services agreements with independently owned same-market stations remain permissible for now, but the FCC has left open the possibility of additional regulations with respect to such agreements.

The stations that Nexstar owns have a combined national audience reach of 8.9% of television households with the UHF discount.

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

Because two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 50 radio stations in 16 markets, the FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar.  Therefore, depending on the number of radio stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM).  The FNPRM solicits comment on proposed changes to the media ownership rules.  Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances.  The FNPRM also proposes to define a category of sharing agreements designated as shared services agreements (“SSAs”) between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in 2014.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable and Satellite Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2017, and will be effective January 1, 2018. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  This new rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission consent agreements are now effectively void.  Accordingly, in most markets Mission, and other independent owners with which we have sharing agreements, must separately negotiate their respective retransmission consent agreements with MVPDs.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In addition, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of broadcast television programs without the consent of the broadcast station violate the copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments are expected to be filed in the first or second quarters of 2015.

We, Mission and Marshall elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We, Mission and Marshall have negotiated retransmission consent agreements with the majority of the MVPDs serving our markets to carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

●	political advertising (its price and availability);
●	sponsorship identification;

●	contest and lottery advertising;
●	obscene and indecent broadcasts;
●	technical operations, including limits on radio frequency radiation;
●	discrimination and equal employment opportunities;
●	closed captioning and video description;
●	children’s programming;
●	program ratings guidelines; and
●	network affiliation agreements.

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operation.  It has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operation, but recently has solicited comment on whether that deadline should be extended.

Employees

As of December 31, 2014, we, Mission and Marshall had a total of 3,464 employees, comprised of 3,110 full-time and 354 part-time employees. As of December 31, 2014, 251 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

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

You should carefully consider the risks described below and all of the information contained in this document. The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. If any of those risks actually occurs, the Company’s business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page one of this document.

Risks Related to Our Operations

General trends in the television industry could adversely affect demand for television advertising as consumers migrate to alternative media, including the Internet, for entertainment.

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

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2014, the Company had $1.2 billion of debt, which represented 95.9% of the total combined capitalization. On January 29, 2015, we also completed the sale and issuance of $275.0 million 6.125% Notes due 2022, at par. The Company’s high level of debt could have important consequences to our business. For example, it could:

●	limit the Company’s ability to borrow additional funds or obtain additional financing in the future;
●	limit the Company’s ability to pursue acquisition opportunities;
●	expose the Company to greater interest rate risk since the interest rate on borrowings under the senior secured credit facilities is variable;
●	limit the Company’s flexibility to plan for and react to changes in our business and our industry; and
●	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

We, Mission and Marshall could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing our 6.875% Senior Unsecured Notes (“6.875% Notes”) and 6.125% Notes, limit, but do not prohibit us, Mission or Marshall from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt we would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of our business.

The senior secured credit facilities and the indentures governing the 6.875% Notes and the 6.125% Notes contain various covenants that restrict our ability to, among other things:

●	incur additional debt and issue preferred stock;
●	pay dividends and make other distributions;
●	make investments and other restricted payments;
●	make acquisitions;
●	merge, consolidate or transfer all or substantially all of our assets;
●	enter into sale and leaseback transactions;
●	create liens;
●	sell assets or stock of our subsidiaries; and
●	enter into transactions with affiliates.

In addition, the Company’s senior secured credit facilities require us to maintain or meet certain financial ratios, including maximum total and first-lien leverage ratios and a minimum fixed charge coverage ratio. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

The credit agreement governing our obligations under our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including maximum total and first-lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. The credit agreements governing Mission’s and Marshall’s obligations under their senior secured credit facilities do not contain financial covenant ratio requirements; however, they include events of default if we do not comply with all covenants contained in the credit agreement governing our senior secured credit facility. The indentures governing the 6.875% Notes and the 6.125% Notes contains restrictive covenants customary for arrangements of these types.

The Company may not be able to generate sufficient cash flow to meet its debt service requirements.

The Company’s ability to service its debt depends on its ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, that future borrowings will be available to the Company under its current or any replacement credit facilities, or that it will be able to complete any necessary financings, in amounts sufficient to enable the Company to fund its operations or pay its debts and other obligations, or to fund its liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to the Company, or at all. If the Company is unable to meet its debt service obligations, its lenders may determine to stop making loans to the Company, and/or the Company’s lenders or other holders of its debt could accelerate and declare due all outstanding obligations due under the respective agreements, all of which could have a material adverse effect to the Company.

Mission and Marshall may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements.

Mission and Marshall are each 100% owned by independent third parties. As of December 31, 2014, Mission and Marshall own and operate 20 television stations and one television station, respectively. In January 2015, Marshall acquired two CCA stations, KPEJ and KMSS, from us. Mission also has signed agreements to acquire three stations from various sellers subject to regulatory consent. We have entered into local service agreements with Mission and Marshall, pursuant to which we provide services to their respective stations. In return for the services we provide, we receive substantially all of Mission’s and Marshall’s available cash, after satisfaction of their operating costs and debt obligations.

On December 3, 2012, Mission entered into a fourth amended and restated credit agreement with Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders, which provides for a first-lien credit facility (the “Mission Facility”). As of December 31, 2014, the Mission Facility consisted of a term loan in the outstanding principal amount of approximately $230.1 million maturing on October 1, 2020 and a maximum revolving credit facility of $8.0 million maturing on December 3, 2017. We guarantee all of the obligations incurred under the Mission Facility.

On December 1, 2014, Marshall entered into a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent, collateral agent and L/C issuer (the “Marshall Facility”). As of December 31, 2014, the Marshall Facility consisted of a term loan in the outstanding principal amount of $60.0 million maturing on June 28, 2018 and a revolving credit facility of $2.0 million maturing on December 3, 2017. We guarantee all of the obligations incurred under the Marshall Facility.

Mission has granted to us purchase options to acquire the assets and assume the liabilities of each of Mission’s stations, subject to FCC consent, for consideration equal to the greater of (i) seven times the station’s cash flow, as defined in each option agreement, less the amount of its indebtedness as defined in each option agreement or (ii) the amount of its indebtedness. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (i) five times the stations’ cash flow, as defined in each option agreement, reduced by the amount of indebtedness, as defined in each option agreement, or (ii) $100,000.

We do not own Mission or Marshall or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in Mission and Marshall because of (1) the local service agreements Nexstar has with the Mission and Marshall stations, (2) Nexstar’s guarantee of the obligations incurred under the Mission Facility and the Marshall Facility, (3) Nexstar having power over significant activities affecting Mission’s and Marshall’s economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each of Mission’s stations, subject to FCC consent.

In compliance with FCC regulations, Mission and Marshall maintain complete responsibility for and control over programming, finances and personnel for their respective stations. As a result, Mission’s and Marshall’s boards of directors and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with Mission and Marshall. For instance, Mission and Marshall may decide to obtain and broadcast programming which, in our opinion, would prove unpopular and/or would generate less advertising revenue.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2014, based on projected future income, approximately $123.7 million of the Company’s deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for the these deferred tax assets. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission or Marshall.

At December 31, 2014, the Company had NOLs of approximately $333.0 million for U.S. federal tax purposes and $69.9 million for state tax purposes. These NOLs expire at varying dates beginning 2018 through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

In May 2013, our former principal stockholder, ABRY Partners, LLC (“ABRY”), sold the remainder of its common stock holdings in Nexstar and no longer holds an ownership interest in us. As a result of this sale, an ownership change has occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. Additionally, any subsequent ownership changes in us, Mission or Marshall could result in additional limitations.

The ability to use NOLs is also dependent upon the Company’s ability to generate taxable income. The NOLs could expire before the Company generates sufficient taxable income to use them. To the extent the Company’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were able to use NOLs, which could have a negative effect on the Company’s financial results and operations. Changes in ownership are largely beyond the Company’s control and the Company can give no assurance that it will continue to have realizable NOLs.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2014, 20 stations have primary affiliation agreements with ABC, 16 with NBC, 19 with FOX, 16 with CBS, 8 with The CW, 7 with MyNetworkTV, and one with Telemundo. Additionally, 26 of the stations have secondary affiliation agreements – 9 with Bounce TV, 8 with Me-TV, 2 with MyNetworkTV, 2 with The CW, one with Telemundo, one with LATV, one with Weather Nation Utah, one with This TV and one with Movies!. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2019. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

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

The television networks have taken the position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive under the retransmission consent agreements and are including provisions for these payments to them in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition, and results of operations.

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

This new rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission agreements are now effectively void. Accordingly, in most markets Mission, Marshall, and other independent owners with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs. We cannot predict what effect, if any, this requirement for separate negotiations will have on the Company’s revenues and expenses.

In addition, in the STELA Reauthorization Act of 2014 (“STELAR”), the U.S. Congress extended the new joint prohibition rules to all non-commonly owned stations. In addition, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” STELAR was passed by the U.S. Congress in November 2014 and signed into law by President Obama in December 2014. The Commission has not yet commenced this proceeding, and we cannot predict its outcome.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of television programs without the consent of the broadcast station violate the copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments are expected to be filed in the first or second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

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

Nexstar and Mission have filed renewal applications for their stations in the current license renewal cycle and will file additional applications before the cycle closes on April 1, 2015. Some of the Company’s renewal applications remain pending with the FCC. The Company expects the FCC to grant these renewals in due course but cannot provide any assurances that the FCC will do so. Third parties are permitted to submit objections to these applications.

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

The Company’s growth may be limited if it is unable to implement its acquisition strategy.

The Company has achieved much of its growth through acquisitions. The Company intends to continue its growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of the Company’s competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if the Company is successful in identifying attractive acquisition targets, it may face considerable competition and its acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change; for instance, rules and processing policies that the FCC adopted in 2014 with respect to local service agreements impacted certain of our and Mission’s previously announced acquisitions. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

During the three years ended December 31, 2014, the Company acquired 32 stations, net of station disposals. As of December 31, 2014, the Company has also signed various agreements to acquire 23 stations. Currently, we and Mission have signed various agreements to acquire 4 stations. The Company will continue to actively pursue additional acquisition opportunities. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

●	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;
●	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;
●	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;
●	we may experience difficulties integrating operations and systems, as well as company policies and cultures;
●	we may fail to retain and assimilate employees of the acquired business; and
●	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

In a number of our markets, we have created duopolies by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). The FNPRM solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in 2014.

Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has not granted such a waiver and has provided little guidance on what factors must be present for a waiver to be granted. This new rule will require us to amend or terminate any existing JSA involving the sale of advertising time in excess of 15 percent for another in-market station, including Nexstar’s present agreements to sell advertising inventory for the independently owned Mission stations, unless we are able to obtain a waiver from the FCC. In addition, the FCC required our JSAs for the independently owned Marshall stations to cover 15% or less of the weekly advertising inventory of those stations and approved Marshall’s station acquisitions specifically in reliance on certain commitments regarding our relationship with Marshall, including a commitment that the term of the Marshall debt financing that we guarantee will not extend beyond five years from Marshall’s acquisition of its stations. Our SSAs with Mission and Marshall remain permissible for now, but the FNPRM leaves open the possibility of additional regulation with respect to SSAs.

Various parties, including Nexstar (and Mission, which has intervened), have appealed the television JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit. If we are required to terminate or modify our JSAs or other local services agreements, our business could be affected in the following ways: (1) Loss of revenues — we could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to our advertisers and receipt of less revenues from them. During the years ended December 31, 2014 and 2013, the Company’s net revenue included $78.6 million and $68.5 million, respectively, of revenue recognized by Mission, which is comprised of its revenue from local service agreements with Nexstar and revenue from other sources. See the notes to the Company’s and Mission’s financial statements for further information; (2) Increased costs — our cost structure would increase due to loss of operating synergies associated with the addition of redundant management and overlapping sales force costs and (3) Alternative arrangements — we may need to enter into alternative agreements which may be on terms that are less beneficial to us than existing agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. At the time of the public notice, the Company had five announced acquisitions pending FCC approval that included “guideline” agreements. Three of these acquisitions were restructured and received FCC approval; two currently remain pending. We and Mission intend to respond to regulatory inquiries associated with these acquisitions and to seek to bring the transactions into compliance with the new rule and processing guidelines to the extent feasible. Our intent is to close these transactions in 2015, although we cannot provide assurance that we will be able to do so.

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

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we and Mission will be required to terminate the TBAs for stations WFXP and KHMT and we and Parker will be required to terminate the TBA for station KFQX unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

We are subject to foreign ownership limitations which limits foreign investments in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such restriction, and the FCC has interpreted this provision to require an affirmative public interest showing before indirect foreign ownership of a broadcast licensee may exceed 25%. Therefore, certain investors may be prevented from investing in us if our foreign ownership is at or near the FCC limits.

The FCC’s multiple ownership rules may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast and certain other media interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise nonattributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or daily newspaper in the same market.

Two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 50 radio stations in 16 markets. The FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar, due to this common director relationship. Therefore, depending on the number of stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in that market. In addition, one of Nexstar’s stockholders who holds an attributable interest in Nexstar also holds an attributable interest in other full power television stations located in the Seattle-Tacoma, Washington, San Francisco-Oakland-San Jose, California, Providence, RI-New Bedford, Massachusetts and Palm Springs, California television markets. Therefore, Nexstar may be unable to acquire stations in these markets.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer losses due to future asset impairment charges.

As of December 31, 2014, $772.7 million, or 52.8%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared in 2015 a total cash dividend with respect to the outstanding shares of our Class A common stock of $0.76 per share in equal quarterly installments of $0.19 per share. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

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

We derive revenue primarily from the sale of advertising time on our stations and community portal websites. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

●	the health of the economy in the local markets where our stations are located and in the nation as a whole;
●	the popularity of our station and website programming;
●	fluctuations in pricing for local and national advertising;

●	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly newspapers, cable television, Internet and radio;
●	the decreased demand for political advertising in non-election years; and
●	changes in the makeup of the population in the areas where our stations are located.

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

The FCC may impose substantial fines, to a maximum of $325,000 per violation, on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. Because our, Mission’s, Marshall’s, White Knight’s and Parker’s stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, the Company does not have full control over what is broadcast on our stations, and we, Mission, Marshall, White Knight and Parker may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has not yet issued any further decisions or rules in this area, and the courts may in the future have further occasion to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and could have a material adverse effect on our business.

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

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to examine shared services agreements between television stations; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; whether to modify its network non-duplication and syndicated exclusivity rules; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.

The FCC also has sought comment on whether there are alternatives to the use of DMAs to define local markets such that certain viewers whose current DMAs straddle multiple states would be provided with more in-state broadcast programming. If the FCC determines to modify the use of existing DMAs to determine a station’s local market, such change might materially alter current station operations and could have an adverse effect on our business, financial condition and results of operations.

The FCC also may decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. On June 2, 2014, the FCC released a Report and Order in which it adopted a framework for the auction. This Report and Order is the subject of a pending court appeal. On December 17, 2014, the Commission released a Public Notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum. Comments are due to be filed in the first quarter of 2015. The FCC has stated its intent to conduct the television spectrum incentive auction in 2016. The reallocation of television spectrum for wireless broadband use will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the timing or results of television spectrum reallocation efforts or their impact to our business.

Cybersecurity risks could affect the Company’s operating effectiveness.

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Nexstar owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	0.80 Acres	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport News Bureau	Leased	460 Sq. Ft.	Month to Month
Office-Studio—Stroudsburg News Bureau	Leased	320 Sq. Ft.	7/31/16
Office-Studio—Scranton News Bureau	Leased	1,627 Sq. Ft.	11/30/16
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acre	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—
Tower/Transmitter Site—Pimple Hill	Leased	400 Sq. Ft.	Month to Month

KARK/KARZ—Little Rock-Pine Bluff, AR
Office-Studio	Leased	34,835 Sq. Ft.	3/31/22
Tower/Transmitter Site	100% Owned	40 Acres	—
Tower/Transmitter Site	Leased	1.0 Acre	4/30/16

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Equipment Building—Texarkana	100% Owned	0.0808 Acres	—
Office-Studio—Texarkana	Leased	2,941 Sq. Ft.	9/30/18
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,864 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acre	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCIX—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Leased	1,600 Sq. Ft.	Month to Month
Office-Studio—News Bureau	Leased	350 Sq. Ft.	Month to Month
Office-Studio—Decatur News Bureau	Leased	300 Sq. Ft.	Month to Month
Roof Top & Boiler Space—Danville Tower	Leased	20 Sq. Ft.	Month to Month
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acre	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Building-Transmitter Site	100% Owned	2,350 Sq. Ft.	—
Building-Transmitter Site	100% Owned	800 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acre	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio—Tower/Transmitter Site	100% Owned	17,375 Sq. Ft.	—

WJET—Erie, PA
Tower/Transmitter Site	100% Owned	2 Sq. Ft.	—
Office-Studio	100% Owned	9.87 Acres	—
Office-Studio	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls, TX—Lawton, OK
Office-Studio-Tower/Transmitter Site	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KSNF—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Leased	900 Sq. Ft.	7/31/15

KMID—Odessa-Midland, TX
Office-Studio	100% Owned	1.127 Acres	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—
Tower/Transmitter Site	Leased	.29 Acre	12/1/23

KTAB—Abilene-Sweetwater, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	15,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	9,360 Sq. Ft.	—
Offsite Storage	Leased	130 Sq. Ft.	Month to Month

WDHN—Dothan, AL
Office-Studio—Tower/Transmitter Site	100% Owned	10 Acres	—
Office-Studio	100% Owned	7,812 Sq. Ft.	—

KLST—San Angelo, TX
Office-Studio	100% Owned	7.31 Acres	—
Tower/Transmitter Site	100% Owned	8 Acres	—

WHAG—Washington, DC/Hagerstown, MD
Office-Studio	Leased	12,000 Sq. Ft.	6/30/15
Sales Office-Frederick	Leased	885 Sq. Ft.	3/31/16
Office-Studio—Berryville News Bureau	Leased	700 Sq. Ft.	7/31/16
Tower/Transmitter Site	Leased	11.2 Acres	5/12/21

WEHT—Evansville, IN
Office-Studio‑Henderson, KY	100% Owned	22,700 Sq. Ft.	––
Tower/Transmitter Site ‑Henderson, KY	100% Owned	10.22 Acres.	––

KOZL—Springfield, MO
Office-Studio(2)	—	—	—
Tower/Transmitter Site—Kimberling City	100% Owned	.25 Acre	—
Tower/Transmitter Site	Leased	0.5 Acre	5/12/21

WFFT—Fort Wayne, IN
Office-Studio	100% Owned	21.84 Acres	—
Tower/Transmitter Site	Leased	0.5 Acre	5/12/21

KAMR—Amarillo, TX
Office-Studio	100% Owned	26,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	110.2 Acres	5/12/21
Translator Site	Leased	0.5 Acre	Month to Month

KARD—Monroe, LA
Office-Studio	100% Owned	14,450 Sq. Ft.	—
Office-Studio – El Dorado, AR	Leased	800 Sq. Ft.	5/31/19
Tower/Transmitter Site	Leased	26 Acres	5/12/21
Tower/Transmitter Site	Leased	80 Sq. Ft.	Month to Month

KLBK—Lubbock, TX
Office-Studio	100% Owned	11.5 Acres	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
Tower/Transmitter Site	Leased	0.5 Acre	5/12/21

WFXV—Utica, NY
Office-Studio(3)	—	—	—
Tower/Transmitter Site—Burlington Flats	100% Owned	6.316 Acres	—

WPNY–LP—Utica, NY
Office-Studio(4)	—	—	—

KSVI—Billings, MT
Office-Studio	100% Owned	9,700 Sq. Ft.	—
Tower/Transmitter Site	Leased	10 Acres	5/12/21
Tower/Transmitter Site	Leased	75 Sq. Ft.	6/30/18
Tower/Transmitter Site—Coburn Road	Leased	75 Sq. Ft.	10/31/15
Tower/Transmitter Site	Leased	75 Sq. Ft.	12/31/22
Tower/Transmitter Site—Columbus	Leased	75 Sq. Ft.	5/31/24
Tower/Transmitter Site—Sarpy	Leased	75 Sq. Ft.	Month to Month
Tower/Transmitter Site—Rosebud	Leased	1 Acre	Year to Year
Tower/Transmitter Site—Miles City	Leased	.25 Acre	3/23/15
Tower/Transmitter Site—McCullough Pks, WY	Leased	75 Sq. Ft.	Month to Month

WCWJ—Jacksonville, FL
Office-Studio	100% Owned	19,847 Sq. Ft.	—
Office-Studio—Tower Transmitter Site	100% Owned	7.92 Acres	—
Building-Transmitter Site	100% Owned	200 Sq. Ft.	—

WQRF—Rockford, IL
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	2,000 Sq. Ft.	5/12/21

KFTA/KNWA—Fort Smith-Fayetteville-Springdale-Rogers, AR
Office-Studio—Fayetteville	Leased	2,848 Sq. Ft.	9/30/22
Office—Rogers	Leased	1,612 Sq. Ft.	7/31/16
Tower/Transmitter Site	Leased	216 Sq. Ft.	Month to Month
Tower/Transmitter Site	Leased	3.7 Acres	7/31/15
Tower/Transmitter Site	100% Owned	1.61 Acres	—
Microwave Relay Site	100% Owned	166 Sq. Ft.	—
Microwave Site	Leased	216 Sq. Ft.	Month to Month

WTAJ–Altoona-Johnstown, PA
Office-Studio	Leased	22,367 Sq. Ft.	5/31/24
Office-Johnstown	Leased	672 Sq. Ft.	2/28/17
Office-State College Bureau	Leased	2,915 Sq. Ft.	2/28/16
Office-Dubois Bureau	Leased	315 Sq. Ft.	7/31/16
Tower/Transmitter Site	100% Owned	4,400 Sq. Ft.	—

WFRV/WJMN‑Green Bay-Appleton, WI and Marquette, MI
Office-Studio	100% Owned	19,200 Sq. Ft.	—
Office Marquette	Leased	4,252 Sq. Ft.	03/23/24
Office-Veridea	Leased	125 Sq. Ft.	6/30/17
Office-Little Chute	Leased	125 Sq. Ft.	5/31/17
Tower/Transmitter Site-De Pere	100% Owned	8.8 Acres	—
Tower/Transmitter Site-Rapid River	100% Owned	1.0 Acre	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
Tower/Transmitter Site-Paper Valley	Leased	4 Sq. Ft.	Month to Month
Tower/Transmitter Site-Oshkosh Museum	Leased	4 Sq. Ft.	Month to Month

KTVX/KUCW–Salt Lake City, UT
Office-Studio	100% Owned	33,820 Sq. Ft.	—
Tower/Transmitter Site-Farnsworth Peak	25% Owned	6.0 Acres	—
Antenna/Microwave-Translator Sites-TSM	Leased	1.0 Acre	3/31/18
Communication Site-Beaver Dam Mountain	Leased	1.0 Acre	5/31/16

WETM–Elmira, NY
Office-Studio	100% Owned	1.4 Acres	—
Tower/Transmitter-Big Flats	100% Owned	35.4 Acres	—
Translator-Spafford, NY	100% Owned	1.2 Acres	—
Office-Corning, NY	Leased	550 Sq. Ft.	6/30/17

WIVT/WBGH–Binghamton, NY
Office-Studio/Transmitter	100% Owned	7.0 Acres	—

WATN/WLMT–Memphis, TN
Office-Studio-Memphis, TN	Leased	26,526 Sq. Ft.	5/31/28
Tower/Transmitter-Brunswick	Leased	1.0 Acre	3/31/17
Transmitter-Haywood	Leased	1.0 Acre	2/28/17

WJKT–Jackson, TN
Transmitter-Alamo	100% Owned	0.3 Acres	—
Office-Jackson	Leased	969 Sq. Ft.	7/31/15

WSYR–Syracuse, NY
Studio-Syracuse	100% Owned	6.5 Acres	—
Office-Dewitt	100% Owned	10,000 Sq. Ft.	—
Transmitter-Pompey	100% Owned	98.0 Acres	—

WWTI–Watertown, NY
Studio-Watertown	Leased	10,000 Sq. Ft.	6/30/20
Transmitter-Denmark	100% Owned	16.5 Acres	—

KSEE/KGPE–Fresno, CA
Office-Studio-McKinley Ave	100% Owned	32,000 Sq. Ft.	—
Office-Studio-First St.	100% Owned	17,613 Sq. Ft.	—
Tower/Transmitter Site-Bear Mtn	Leased	2,400 Sq. Ft.	12/31/53
Tower/Transmitter Site-Auberry	100% Owned	3.0 Acres	—

KGET/KKEY–Bakersfield, CA
Office-Studio	100% Owned	35,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	1,575 Sq. Ft.	12/31/18

WFFF–Burlington, VT-Plattsburgh, NY
Office-Studio	100% Owned	15,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	1.0 Acre	6/30/25

KCAU–Sioux City, IA
Office-Studio	Leased	22,400 Sq. Ft.	8/31/16
Tower/Transmitter Site - Hinton	50% Owned	6.11 Acres	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
Tower/Transmitter Site - TVRO	100% Owned	0.39 Acres	—
Tower/Transmitter Site - Genoa	Leased	160.0 Acres	8/15/22

WOI–Des Moines, IA
Office-Studio	Leased	29,400 Sq. Ft.	2/28/18
Tower/Transmitter Site - Alleman	Leased	1.1 Acres	12/31/15
Tower/Transmitter Site – Water Tower	Leased	1.2 Acres	2/28/18

WHBF/KGCW– Davenport - Rock Island-Moline, IL
Office-Studio	100% Owned	19,965 Sq. Ft.	—
Tower/Transmitter Site- Orion	100% Owned	24 Acres	—
Tower/Transmitter Site	100% Owned	19.0 Acres	—
Transmitter Site – Bettendorf	Leased	2,500 Sq. Ft.	Year to Year
Tower/Transmitter Site – Seaton	Leased	1.0 Acre	08/31/34

WMBB – Panama City, FL
Office-Studio/Transmitter Site	100% Owned	19,500 Sq. Ft.	—
Tower – Old Majette Tower Road	100% Owned	3.6 Acres	—
Transmitter Site – Youngstown	Leased	9.51 Acres	2/25/40

KREX/KREG/KGJT – Grand Junction, CO
Office-Studio/Transmitter Site	100% Owned	2.72 Acres.	—
Tower/Transmitter Site – Grand Mesa	100% Owned	0.26 Acre	—
Tower/Transmitter Site – Glenwood Springs	Leased	81.76 Acres	12/31/15
Tower/Transmitter Site – Montrose County	Leased	1.0 Acre	12/31/28
Tower/Transmitter Site – Blackridge	Leased	0.45Acre	4/10/26
Tower/Transmitter Site – Nine Mile Hill	Leased	1.0 Acre	12/31/23
Tower/Transmitter Site – Sunlight	Leased	1.0 Acre	12/31/33
Tower/Transmitter Site – Wakefield Mesa	Leased	1.0 Acre	Year to Year
Tower/Transmitter Site – Young’s Peak	Leased	1.0 Acre	3/30/24

KREY – Grand Junction, CO
Office-Studio – Montrose	100% Owned	2,445 Sq. Ft.	—
Tower/Transmitter Site – Flat Top Mountain	Leased	0.23 Acre	12/31/36

WLAX/WEUX – La Crosse, WI
Office-Studio	100% Owned	4,550 Sq. Ft.	—
Tower/Transmitter Site – La Crescent, MN	100% Owned	1.0 Acre	—
Tower/Transmitter Site – Dunn County, WI	100% Owned	3.28 Acres	—
Studio – Eau Claire	Leased	1,860 Sq. Ft.	9/30/19

WFXR/WWCW – Roanoke, VA
Office-Studio	100% Owned	6,302 Sq. Ft.	—
Tower/Transmitter Site – Thaxton	100% Owned	50.0 Acres	—
Tower/Transmitter Site	100% Owned	9.26 Acres	—
Tower/Transmitter Site – Poor Mountain	Leased	1.0 Acre	7/31/16

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WZDX – Huntsville, AL
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Tower/Transmitter Site – Huntsville	Leased	0.78 Acre	6/30/22

Internet Businesses
Office – Saint Paul, MN	Leased	31,399 Sq. Ft.	10/31/21
Office—St. George, UT	Leased	1,823 Sq. Ft.	6/14/15

Corporate Office—Irving, TX	Leased	22,061 Sq. Ft.	12/31/24

(1)	The office space and studio used by KTAB are owned by KRBC.
(2)	The office space and studio used by KOZL are owned by KOLR.
(3)	The office space and studio used by WFXV are owned by WUTR.
(4)	The office space and studio used by WPNY-LP are owned by WUTR.
(5)	The office space and studio used by WQRF are owned by WTVO.

Mission owns and leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acre	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WAWV—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site	100% Owned	1.0 Acre	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site(3)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40.0 Acres	1/30/15
Tower/Transmitter Site	Leased	5.0 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(9)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio(10)	—	—	—

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
Tower/Transmitter Site	Leased	2.0 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3.0 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10.0 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7.0 Acres	—
Tower/Transmitter Site	Leased	0.5 Acre	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100.0 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6.0 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40.0 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21.0 Acres	—
Tower/Transmitter Site—Mohawk	Leased	48 Sq. Ft.	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW‑Evansville, IN
Office-Studio(11)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KLRT/KASN‑Little Rock-Pine Bluff, AR
Office-Studio(12)	—	—	—
Tower/Transmitter Site-Redfield	100% Owned	1,625 Sq. Ft.	—
Tower/Transmitter Site-Redfield	100% Owned	120.0 Acres	—
Tower/Transmitter Site-Pulaski	Leased	0.23 Acre	5/31/17

WVNY‑Burlington, VT-Plattsburgh, NY
Office-Studio(13)	—	—	—
Tower/Transmitter Site (13)	—	—	—

Corporate Office-Westlake, OH	Leased	640 Sq. Ft.	Month to Month

(1)	The office space and studio used by WYOU are owned by WBRE.
(2)	The office space and studio used by WAWV are owned by WTWO.

(3)	The office space, studio and tower used by WFXP are owned by WJET.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by KFDX.
(5)	The office space and studio used by KSAN are owned by KLST.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by KAMR.
(7)	The office space and studio used by KAMC are owned by KLBK.
(8)	The office space and studio used by KHMT are owned by KSVI.
(9)	The tower/transmitter used by KRBC is owned by KTAB.
(10)	The office space and studio used by KTVE are owned by KARD.
(11)	The office space and studio used by WTVW are owned by WEHT.
(12)	The office space and studio used by KLRT/KASN are owned by KARK.
(13)	The office space, studio and tower used by WVNY are owned by WFFF.

Marshall leases facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KLJB - Davenport-Rock Island-Moline, IL
Marshall Corporate Office-Studio – Davenport	Leased	11,538 Sq. Ft.	4/30/15
Tower/Transmitter Site - Orion	Leased	1.0 Acre	10/03/22

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary course of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these legal proceedings, the Company believes the resulting liabilities would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
1st Quarter 2013	$18.42	$10.76
2nd Quarter 2013	$36.02	$16.30
3rd Quarter 2013	$44.96	$28.88
4th Quarter 2013	$56.42	$40.01
1st Quarter 2014	$55.93	$32.20
2nd Quarter 2014	$52.03	$34.65
3rd Quarter 2014	$53.66	$38.96
4th Quarter 2014	$53.55	$36.41

As of February 23, 2015, there were approximately 33,710 shareholders of record of our Class A common stock, including shares held in nominee names by brokers and other institutions.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement. Pursuant to our current dividend policy, our board of directors declared in 2014 a total annual cash dividend with respect to Nexstar’s outstanding shares of Class A Common Stock of $0.60 per share in equal quarterly installments of $0.15 per share. On January 30, 2015, our board of directors approved a 26.7% increase in the quarterly cash dividend to $0.19 per share of outstanding Class A Common Stock beginning with the first quarter of 2015.

Issuer Purchases of Equity Securities

We had no stock repurchases during 2014. In May 2013, we repurchased and held in treasury 365,384 shares of our Class A Common Stock for a total of $8.4 million, all of which were reissued during the second half of 2013 in connection with stock option exercises.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,742,275	$17.61	397,500
Equity compensation plans not approved by security holders	—	—	—
Total	2,742,275	$17.61	397,500

For a more detailed description of our equity plans and grants, we refer you to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2009 through December 31, 2014 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies: Gray Television, Inc., Media General, Inc. and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2009. The performance shown is not necessarily indicative of future performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$147.90	$193.58	$261.48	$1,401.91	$1,321.50
NASDAQ Composite Index	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
Peer Group	$100.00	$159.62	$203.91	$257.86	$897.63	$693.27

Item 6.	Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2014, 2013 and 2012 and balance sheet data as of December 31, 2014 and 2013 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2011 and 2010 and balance sheet data as of December 31, 2012, 2011 and 2010 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2012 and 2011, respectively. The period-to-period comparability of our consolidated financial statements is affected by acquisitions of digital media businesses and television stations, and related consolidations of VIEs. In 2014, we acquired 13 stations, including consolidated VIEs, and 2 digital media businesses. In 2013, we acquired 10 stations, including consolidated VIEs, net. In 2012, we acquired 9 stations, net of station disposal, and one digital media business. For more information, refer to Notes 2 and 3 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2014	2013	2012	2011	2010
Statements of Operations Data, for the years ended December 31:
Net revenue	$631,311	$502,330	$378,632	$306,491	$313,350
Operating expenses (income):
Corporate expenses	35,174	26,339	24,636	19,780	19,890
Station direct operating expenses, net of trade	178,781	139,807	84,743	73,829	70,674
Station selling, general and administrative expenses, excluding depreciation and amortization	139,617	124,594	92,899	85,387	81,001
Amortization of broadcast rights, excluding barter	11,634	12,613	8,591	9,947	9,527
Trade and barter expense	31,333	30,730	20,841	21,270	19,602
Depreciation	35,047	33,578	23,555	21,845	21,112
Amortization of intangible assets	25,850	30,148	22,994	25,979	23,732
Gain on asset exchange	—	—	—	—	(30)
Loss on asset disposal, net	638	1,280	468	461	294
Income from continuing operations(1)	173,237	103,241	99,905	47,993	67,548
Interest expense, net	(61,959)	(66,243)	(51,559)	(53,004)	(54,266)
Loss on extinguishment of debt, net(2)	(71)	(34,724)	(3,272)	(1,155)	(8,356)
Other expenses	(556)	(1,459)	—	—	—
Income (loss) from continuing operations before income tax expense	110,651	815	45,074	(6,166)	4,926
Income tax (expense) benefit(3)	(46,101)	(2,600)	132,279	(5,725)	(6,741)
Income (loss) from continuing operations	64,550	(1,785)	177,353	(11,891)	(1,815)
Gain on disposal of station, net of income tax expense(4)	—	—	5,139	—	—
Net income (loss)	$64,550	$(1,785)	$182,492	$(11,891)	$(1,815)
Net income (loss) per common share:
Basic	$2.10	$(0.06)	$6.31	$(0.42)	$(0.06)
Diluted	$2.02	$(0.06)	$5.94	$(0.42)	$(0.06)
Weighted average common shares outstanding:
Basic	30,774	29,897	28,940	28,626	28,434
Diluted	32,003	29,897	30,732	28,626	28,434
Dividends declared per common share	$0.60	$0.48	—	—	—

(1)

Income from operations is generally higher during even-numbered years, when advertising revenue from state, congressional and presidential elections occur and from advertising aired during the Olympic Games. However, due to the accretive acquisitions in 2012, 2013 and 2014, the income from operations increased over time.

(2)	In 2013, the Company retired the $325.0 million outstanding principal balance under its 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $34.3 million.
(3)	In the fourth quarter of 2012, the Company decreased its valuation allowance by $151.4 million resulting in an income tax benefit for the year.
(4)	The Company recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense, during the year ended December 31, 2012.

	2014	2013	2012	2011	2010
Balance Sheet data, as of December 31:
Cash and cash equivalents	$131,912	$40,028	$68,999	$7,546	$23,658
Working capital	220,398	117,244	105,323	39,619	53,622
Net intangible assets and goodwill	772,660	649,793	491,096	335,602	339,040
Total assets	1,462,225	1,163,722	945,815	580,959	586,374
Total debt	1,236,144	1,071,119	857,642	640,361	643,100
Total stockholders’ equity (deficit)	56,537	(13,231)	2,239	(184,119)	(175,880)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$166,527	$27,339	$79,888	$40,340	$59,268
Investing activities	(230,033)	(248,118)	(238,617)	(54,579)	(13,340)
Financing activities	155,390	191,808	220,182	(1,873)	(35,022)
Capital expenditures, net of proceeds from asset sales	20,300	18,736	17,250	13,316	13,799
Cash payments for broadcast rights	12,025	14,191	9,169	10,149	9,870

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As a result of our deemed controlling financial interests in the consolidated VIEs in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these consolidated VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Consolidated Financial Statements for a discussion of our determination that we are required to consolidate these entities’ financial position, results of operations and cash flows under the authoritative guidance for variable interest entities. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2014 Highlights

●

Net revenue during 2014 increased by $129.0 million, or 25.7% compared to the same period in 2013. The increase in net revenue was primarily due to acquisitions completed in 2014 and 2013, an increase in retransmission compensation on our legacy stations and an increase in advertising revenue on our legacy stations as 2014 was a political year. The incremental revenue from our newly acquired entities, net of a terminated outsourcing agreement of one station, was approximately $49.8 million in 2014.

●	During 2014, our Board of Directors declared quarterly dividends of $0.15 per share of Nexstar’s outstanding common stock, or total dividend payments of $18.4 million.

Acquisitions

●

On March 13, 2014, we completed our acquisitions of the assets of KCAU, the ABC affiliate serving the Sioux City, Iowa market and WHBF, the CBS affiliate serving the Quad Cities, Iowa market, and the outstanding equity of WOI, the ABC affiliate serving the Des Moines, Iowa market, from Citadel. The total purchase price of these acquisitions amounted to $87.9 million, of which $65.9 million was paid in 2013, funded by a combination of borrowings under our senior secured credit facility and cash on hand, and the remaining $22.0 million was paid in March 2014, funded by cash on hand.

●

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

●

Effective June 13, 2014, we completed the acquisition of 3 television stations and 2 satellite stations from Gray TV for $34.5 million in cash, funded by a combination of proceeds from borrowings under our Term Loan A and cash on hand. The acquired stations along with their network affiliations are: WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market.

●

On June 13, 2014, pursuant to an amended purchase agreement, Mission paid a $3.2 million deposit to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. Mission expects to fund the remaining purchase price of $0.8 million through cash generated from operations prior to closing, which Mission expects to occur during 2015. As discussed in Note 2 to our Consolidated Financial Statements, we are the primary beneficiary of a variable interest in Parker. Thus, we have included this station in our Consolidated Financial Statements as of June 13, 2014.

●

On December 1, 2014, we completed the acquisition of the outstanding equity of privately-held Grant, the owner of 7 television stations in 4 markets, for $92.4 million in cash, from the Estate of Milton Grant. We paid a deposit of $8.5 million in November 2013 and the remaining purchase price was funded at closing by a combination of cash on hand and borrowings under our existing credit facility. The stations, along with their respective network affiliation agreements, are WFXR, the FOX affiliate and WWCW, The CW affiliate, both serving the Roanoke, Virginia market, WZDX, the FOX affiliate in the Huntsville, Alabama market, KGCW, The CW affiliate and KLJB, the FOX affiliate, both in the Quad Cities, Iowa market and WLAX/WEUX, the FOX affiliates, in the La Crosse, Wisconsin market. WEUX operates as a satellite station of WLAX. Simultaneous with the Grant acquisition, we sold the assets of KLJB to Marshall for $15.3 million in cash and we entered into local service agreements with Marshall to perform certain sales and other services for this station. Marshall funded the payment of the purchase price to us through borrowings under its credit facility which we guarantee.

●

Effective January 1, 2015, we completed the acquisition of the outstanding equity of privately-held CCA as well as CCA’s rights and obligations with respect to certain operating agreements CCA has with White Knight for a total consideration of $270.0 million in cash, subject to adjustments for working capital, from SP ComCorp, NexPoint and Highland. CCA and White Knight, collectively, owned 19 television stations in 10 markets. We paid a deposit of $27.0 million to CCA in April 2013 and the remaining purchase price was funded at closing by a combination of cash on hand and borrowings under our existing credit facility. Simultaneous with our acquisition of CCA, we sold the assets of two CCA stations, KPEJ and KMSS, to Marshall for $43.3 million in cash and we entered into local service agreements with Marshall to perform certain sales and other services for these stations. Marshall funded the payment of the purchase price to us through borrowings under its credit facility which we guarantee. Additionally, we sold the assets of a CCA station, WEVV, the CBS and FOX affiliate serving the Evansville market, to BCB for $26.9 million in cash, subject to adjustments for working capital. There is no relationship between us and BCB or the stations we and BCB own after the sale.

●

On January 30, 2015, we completed the acquisition of the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith and SagamoreHill for $68.0 million in cash, subject to adjustments for working capital. This acquisition allows us entrance into this market and we funded the purchase price through our 6.125% Notes.

●

On February 2, 2015, we acquired the outstanding equity of Yashi, a local digital video advertising and targeted programmatic technology platform for $33.0 million in cash, subject to adjustments for working capital. This acquisition is expected to broaden our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies. The purchase price was funded through our 6.125% Notes.

●

On February 13, 2015, we completed the acquisition of the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market for $145.0 million in cash, subject to adjustments for working capital, from Landmark Television and Landmark Media. This acquisition allows us entrance into this market and the purchase price was funded through our 6.125% Notes.

●

On October 24, 2014, we entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas for $3.5 million. A deposit of $0.2 million was paid upon signing the purchase agreement and we expect to fund the remaining purchase price through cash on hand. This acquisition is subject to bankruptcy approval and other customary conditions and we expect it to close in the first quarter of 2015.

Debt Transactions

●

Effective April 30, 2014, we and Mission amended each of our credit agreements. The amendments increased the total commitment under our Term Loan A from $144.0 million to $159.0 million and decreased Mission’s total commitment under its Term Loan A from $90.0 million to $60.0 million. Additionally, the amendments increased the fees on unused Term Loan A commitments from 0.5% to 1.0% and extended the quarterly principal payments commencement from June 30, 2014 to December 31, 2014. Pursuant to the terms of the amended credit agreements, we may reallocate our unused Term Loan A commitment to Mission and Mission may reallocate its unused Term Loan A commitment to us.

●	On June 12, 2014, we borrowed $25.0 million, issued at 99.75%, under our Term Loan A to partially fund our acquisition of certain television stations from Gray TV.
●

On October 31, 2014, Mission re-allocated its $60.0 million unused Term Loan A commitment to us. Concurrently, we borrowed $147.2 million from all of the remaining unused Term Loan A commitments including the amounts re-allocated from Mission. On November 28, 2014, we prepaid $60.0 million of the outstanding principal under our Term Loan A. The net borrowings of $87.2 million, issued at 99.75%, under our Term Loan A were used to partially fund the remaining purchase price to acquire Grant (December 2014) and CCA (January 2015).

●

On December 1, 2014, we and Mission amended each of our credit agreements which increased our revolving loan commitment from $75.0 million to $95.0 million and decreased Mission’s revolving loan commitment from $30.0 million to $8.0 million. Concurrently, Marshall entered into a new credit agreement with a group of commercial banks which consists of a $60.0 million Term Loan A, issued at 99.75%, and a $2.0 million revolving loan facility. The proceeds of Marshall’s Term Loan A were used to finance its acquisition of the assets of certain Grant (December 2014) and CCA stations (January 2015) from us. There were no borrowings under Marshall’s revolving loan facility during 2014.

●	Throughout 2014, we, Mission and Marshall repaid the contractual maturities under each of our term loans, for a total of $6.6 million.
●

On December 31, 2014, Mission borrowed $5.5 million under its revolving credit facility in order to pay Nexstar for amounts due under service arrangements. Mission repaid this loan on January 30, 2015.

●	In January 2015, Marshall borrowed $1.0 million under its revolving credit facility.
●

On January 29, 2015, we completed the issuance and sale of $275.0 million 6.125% Notes due 2022, at par. The proceeds were used, in part, to finance the purchase price of KASW, Yashi and KLAS in January and February 2015 and to pay for related fees and expenses.

●	In January and February 2015, we borrowed a net amount of $40.0 million under our revolving credit facility to partially fund the acquisitions in January and February 2015.

Overview of Operations

As of December 31, 2014, we owned, operated, programmed or provided sales and other services to 87 television stations and 26 digital multicast channels, including those owned by Mission, Marshall and other VIEs, in 49 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa, Colorado and Virginia. The stations we serve are affiliates of ABC (20 stations), NBC (16 stations), FOX (19 stations), CBS (16 stations), The CW (8 stations and 2 digital multicast channels), MyNetworkTV (7 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (8 digital multicast channels), LATV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), This TV (one digital multicast channel) and Movies! (one digital multicast channel). Through various local service agreements, we provided sales, programming and other services to 23 stations and 3 digital multicast channels owned and/or operated by independent third parties, including stations owned by Mission and Marshall. See Note 2 to our Consolidated Financial Statements in this Form 10-K for a discussion of the local service agreements we have with these entities.

The following table summarizes the various local service agreements we had in effect as of December 31, 2014 with Mission, Marshall and Parker:

Service Agreements	Owner	Stations
TBA Only(1)	Mission	WFXP and KHMT
	Parker	KFQX
SSA & JSA(2)	Mission	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB

(1)

We have a time brokerage agreement (“TBA”) with each of these stations which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission or Parker, as applicable.

(2)

We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with each of these stations. Each SSA allows our station in the market to provide services including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission or Marshall, as applicable, as described in the SSAs. Each JSA permits us to sell a percentage of the station’s advertising time and retain a percentage of the station’s net advertising revenue, as described in the JSAs.

Our ability to receive cash from Mission, Marshall and Parker is governed by these local service agreements. Under the local service agreements, we have received substantially all of Mission’s and Marshall’s available cash, after satisfaction of their operating costs and debt obligations. We anticipate we will continue to receive substantially all of Mission’s and Marshall’s available cash, after satisfaction of their operating costs and debt obligations.

We also guarantee all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. Similarly, Mission and Marshall are guarantors of our senior secured credit facility. Mission is also a guarantor of our 6.875% Notes and 6.125% Notes but Marshall is not a guarantor of these notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements expire on various dates between 2017 and 2024 and are freely exercisable or assignable without the consent of Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission, Marshall and Parker or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in Mission, Marshall and Parker because of (1) the local service agreements we have with the Mission, Marshall and Parker stations, (2) our guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting Mission’s, Marshall’s and Parker’s economic performance, including budgeting for advertising revenue, advertising and, for Mission and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. In compliance with FCC regulations for all the parties, Mission and Marshall maintain complete responsibility for and control over programming, finances and personnel for their stations.

The operating revenue of our stations is derived primarily from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2014 and 2013, revenue generated from local broadcast advertising represented 71.7% and 70.1%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has been growing significantly in recent years relates to retransmission of our station signals by cable, satellite and other MVPDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream has primarily related to increases in the subscriber rates paid by MVPDs.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the stations during specified time periods, including prime time, in exchange for network affiliation fees and the right to sell a portion of the advertising time during these broadcasts.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA will be deemed to have an attributable ownership interest in that station. Parties to existing JSAs that will be deemed attributable interests and do not comply with the FCC’s local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our JSA revenue in 2014; however, within the next two years our company may begin to be negatively impacted by the new JSA attribution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including us (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The U.S. Court of Appeals for the D.C. Circuit has dismissed an appeal of the processing guidelines. These new processing guidelines have impacted the Company’s previously announced acquisitions and may affect the Company’s acquisition of additional stations in the future.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. Historically, Nexstar has negotiated retransmission consent agreements jointly with Mission. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Mission, Marshall and Parker are now required to separately negotiate their future retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2014 was an election year and an Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Local	$279,150	42.3	$265,376	51.0	$190,168	47.8
National	109,930	16.7	113,423	21.8	76,123	19.1
Political	64,294	9.7	5,152	1.0	46,276	11.6
Retransmission compensation	154,963	23.5	101,119	19.4	60,933	15.4
Digital media revenue	46,692	7.1	30,846	5.9	18,363	4.6
Management fee	-	-	-	-	1,961	0.6
Other	4,514	0.7	4,280	0.9	3,708	0.9
Total gross revenue	659,543	100.0	520,196	100.0	397,532	100.0
Less: Agency commissions	(59,446)		(49,395)		(40,820)
Net broadcast revenue	600,097		470,801		356,712
Trade and barter revenue	31,214		31,529		21,920
Net revenue	$631,311		$502,330		$378,632

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Net revenue	$631,311	100.0	$502,330	100.0	$378,632	100.0
Operating expenses:
Corporate expenses	35,174	5.6	26,339	5.2	24,636	6.5
Station direct operating expenses, net of trade	178,781	28.3	139,807	27.8	84,743	22.4
Station selling, general and administrative expenses	139,617	22.1	124,594	24.8	92,899	24.5
Trade and barter expense	31,333	5.0	30,730	6.1	20,841	5.5
Depreciation	35,047	5.6	33,578	6.7	23,555	6.2
Amortization of intangible assets	25,850	4.1	30,148	6.0	22,994	6.1
Amortization of broadcast rights, excluding barter	11,634	1.8	12,613	2.5	8,591	2.3
Loss on asset disposal, net	638	0.1	1,280	0.3	468	0.1
Income from operations	$173,237		$103,241		$99,905

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The period-to-period comparability of our consolidated operating results is affected by acquisitions. We refer to stations that we owned or provided services to since January 1, 2013 as legacy stations. The analysis of legacy stations helps us to differentiate between growth that comes from new acquisitions and growth that we achieve as a result of improved management and operations at our existing stations.

Revenue

Gross local advertising revenue was $279.2 million for the year ended December 31, 2014, compared to $265.4 million for the same period in 2013, an increase of $13.8 million, or 5.2%. Gross national advertising revenue was $109.9 million for the year ended December 31, 2014, compared to $113.4 million for the same period in 2013, a decrease of $3.5 million, or 3.1%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $12.7 million, net of a terminated outsourcing agreement of one station. During 2014, our legacy stations’ local and national advertising revenue decreased by $2.4 million compared to the same period in 2013, which reflected the changes in the mix between our legacy stations’ local, national and political advertising revenue, partially offset by increases in advertising revenue from the Olympics in our NBC affiliate stations during the first quarter of 2014. Our largest advertiser category, automotive, represented 24.7% and 24.2% of our legacy stations’ local and national advertising revenue for the years ended December 31, 2014 and 2013, respectively. Overall, this category increased by 1% for our legacy stations. The other categories representing our top five of our legacy stations were fast food/restaurants, which decreased 11.5%, furniture, which increased 2.6%, department/retail stores, which increased 8.8% and radio/TV/cable/newspaper, which decreased 6.1%.

Gross political advertising revenue was $64.3 million for the year ended December 31, 2014, compared to $5.2 million for the same period in 2013, an increase of $59.1 million, due to 2014 being an election year.

Retransmission compensation was $155.0 million for the year ended December 31, 2014, compared to $101.1 million for the same period in 2013, an increase of $53.8 million, or 53.2%. The increase in retransmission compensation was primarily attributable to the result of contracts providing for higher rates per subscriber during the year on our legacy stations and $10.8 million incremental revenue from our newly acquired stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $46.7 million for the year ended December 31, 2014, compared to $30.8 million for the same period in 2013, an increase of $15.8 million or 51.4%. The increase was primarily attributable to the $19.4 million incremental revenue from our newly acquired stations and entities, and a $3.1 million increase in revenue from our legacy stations primarily attributable to increased advertising revenue from new product offerings during the year and from the Olympics in the first quarter of 2014. This was partially offset by a $6.3 million decrease in revenue due to the termination of certain customer contracts.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of the Company’s stations, were $35.2 million for the year ended December 31, 2014, compared to $26.3 million for the same period in 2013, an increase of $8.8 million, or 33.5%. This was primarily attributable to an increase in stock-based compensation expense of $5.5 million due to equity incentive awards during 2014, an increase in payroll and bonus expense of $2.5 million related to the increased number of stations and higher revenue. These increases were partially offset by a decrease in legal and professional fees of $0.4 million primarily associated with our and Mission’s acquisitions of television stations in the prior year.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $318.4 million for the year ended December 31, 2014, compared to $264.4 million for the same period in 2013, an increase of $54.0 million, or 20.4%. The increase was primarily due to expenses of our newly acquired stations and entities of $31.2 million, net of a terminated outsourcing agreement of one station, and an increase in programming costs of our legacy stations of $20.3 million related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $35.0 million for the year ended December 31, 2014, compared to $33.6 million for the same period in 2013, an increase of $1.5 million, or 4.4%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities and an increase in depreciation of purchased software during 2014, partially offset by decreases in depreciation from certain fully depreciated property and equipment.

Amortization of intangible assets was $25.9 million for the year ended December 31, 2014, compared to $30.1 million for the same period in 2013, a decrease of $4.3 million, or 14.3%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of our newly acquired intangible assets.

Amortization of broadcast rights, excluding barter was $11.6 million for the year ended December 31, 2014, compared to $12.6 million for the same period in 2013, a decrease of $1.0 million, or 7.8%. The decrease was primarily attributable to nonrecurring adjustments to the net realizable value of broadcast rights during 2013, partially offset by incremental amortization from our newly acquired stations.

Interest Expense

Interest expense, net was $62.0 million for the year ended December 31, 2014, compared to $66.3 million for the same period in 2013, a decrease of $4.3 million, or 6.5%. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the $325.0 million 8.875% Notes (“8.875% Notes”) into a combination of $275.0 million 6.875% Notes and borrowings under our and Mission’s amended credit facilities during the fourth quarter of 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 and 2014 under the Company’s senior secured credit facilities.

Loss on Extinguishment of Debt

In 2014, we and Mission recognized a $0.1 million loss on extinguishment of debt related to the amendment of the terms of Term Loan A and a $3.2 million partial prepayment of outstanding principal balance therein. In 2013, we and Mission recognized a $34.7 million loss on extinguishment of debt, which consisted of $34.3 million related to the retirement of the 8.875% Notes and $0.4 million related to the refinancing of senior secured credit facilities.

Other Expenses

In 2014, other expenses of $0.6 million were attributable to our equity in losses of unconsolidated tower joint ventures. Other expenses during 2013 were attributable to $1.0 million of underwriting fees we and Mission incurred to refinance term loans that allowed favorable interest rates and extended debt maturity date and our equity in losses of unconsolidated tower joint ventures of $0.5 million.

Income Taxes

Income tax expense was $46.1 million for the year ended December 31, 2014, compared to $2.6 million for the same period in 2013, an increase of $43.5 million. The effective tax rates for the years ended December 31, 2014 and 2013 were 41.7% and 319.0%, respectively. The effective tax rate variance primarily relates to the tax impact of state taxes net of federal benefit, and permanent items including meals and entertainment, nondeductible acquisition costs, and the limitation on officer compensation under Internal Revenue Code (“IRC”) section 162(m), true-ups adjustments for 2013 tax return filings completed during 2014 and an overall reduction in the effective state tax rate from 2013 to 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The period-to-period comparability of our consolidated operating results is affected by acquisitions. We refer to stations that we owned or provided services to since January 1, 2012 as legacy stations. The analysis of legacy stations helps us to differentiate between growth that comes from new acquisitions and growth that we achieve as a result of improved management and operations at our existing stations.

Revenue

Gross local advertising revenue was $265.4 million for the year ended December 31, 2013, compared to $190.2 million for the same period in 2012, an increase of $75.2 million, or 39.5%. Gross national advertising revenue was $113.4 million for the year ended December 31, 2013, compared to $76.1 million for the same period in 2012, an increase of $37.3 million, or 49.0%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from the stations acquired in 2013 and 2012, net of station disposal, of $113.6 million. Our legacy stations’ local and national advertising revenue declined by $1.1 million compared to 2012, which was inclusive of $5.5 million revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automotive, represented 24.7% and 24.2% of our legacy stations’ local and national advertising revenue for the years ended December 31, 2013 and 2012, respectively. Overall, this category increased by 1.6% for our legacy stations. The other categories representing our top five of our legacy stations were fast food/restaurants, which decreased 6.2%, furniture, which increased 1.0%, radio/TV/cable/newspaper, which increased 27.5% and paid programming, which decreased 12.0%.

Gross political advertising revenue was $5.2 million for the year ended December 31, 2013, compared to $46.3 million for the same period in 2012, a decrease of $41.1 million, or 88.9%, as expected, due to 2013 not being an election year.

Retransmission compensation was $101.1 million for the year ended December 31, 2013, compared to $60.9 million for the same period in 2012, an increase of $40.2 million, or 66.0%. The increase in retransmission compensation was primarily attributable to the $32.0 million incremental revenue from the stations acquired in 2013 and 2012, net of station disposal, and the result of contracts providing for higher rates per subscriber during the year on our legacy stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $30.8 million for the year ended December 31, 2013, compared to $18.4 million for the same period in 2012, an increase of $12.5 million or 68.0%. The increase was primarily attributable to the $11.6 million incremental revenue from the stations acquired in 2013 and 2012 and an internet-based entity acquired in 2012, net of station disposal, including nonrecurring customer contract termination fees of $5.5 million.

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

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $264.4 million for the year ended December 31, 2013, compared to $177.6 million for the same period in 2012, an increase of $86.8 million, or 48.8%. The increase was primarily due to expenses of the stations acquired in 2013 and 2012, net of station disposal, of $77.2 million and an increase in programming costs of our legacy stations of $9.6 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $33.6 million for the year ended December 31, 2013, compared to $23.6 million for the same period in 2012, an increase of $10.0 million, or 42.8%, primarily due to the incremental depreciation of fixed assets from the stations acquired in 2013 and 2012, net of station disposal, of $8.8 million, and a $2.1 million increase in depreciation as a result of traffic software capitalized during 2013.

Amortization of intangible assets was $30.1 million for the year ended December 31, 2013, compared to $23.0 million for the same period in 2012, an increase of $7.2 million, or 31.1%. The increase was primarily attributable to incremental amortization of intangible assets from the stations acquired in 2013 and 2012 of $11.2 million and an additional $1.0 million amortization of intangible assets associated with certain customer contract terminations. These increases were partially offset by a $5.0 million decrease from certain of our legacy stations upon reaching full amortization of other intangible assets.

Amortization of broadcast rights, excluding barter was $12.6 million for the year ended December 31, 2013, compared to $8.6 million for the same period in 2012, an increase of $4.0 million, or 46.8%, of which $5.6 million is attributable to the stations acquired in 2013 and 2012, net of station disposal. This increase was partially offset by changes in the programming mix of our legacy stations.

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

The effective income tax rate is 319.0% for the year ended December 31, 2013. The effective tax rate differs from the statutory rate primarily due to the tax impact of state taxes net of federal benefit, and permanent items including meals and entertainment, nondeductible acquisition costs, and the limitation on officer compensation under Internal Revenue Code (“IRC”) section 162(m).

Gain on Disposal of Station

In December 2012, we sold the net assets of KBTV, the FOX and Bounce TV affiliate in Beaumont-Port Arthur, TX, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC for $13.9 million, net of $0.1 million working capital sold. Proceeds of the sale were used to repay our debt obligations and for general corporate purposes. We recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense.

Liquidity and Capital Resources

We, Mission and Marshall are highly leveraged, which makes the Company vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on the Company’s ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, we believe that the Company’s available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission and Marshall may, from time to time, borrow under their existing senior secured credit facilities. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

In 2014, we and Mission entered into amendments to each of our senior secured credit facilities which increased the total commitment under our Term Loan A from $144.0 million to $159.0 million and decreased Mission’s total commitment under its Term Loan A from $90.0 million to $60.0 million. The amendments also increased the fees on unused Term Loan A commitments from 0.5% to 1.0% and extended the quarterly principal payments commencement from June 30, 2014 to December 31, 2014. Additionally, the amendments increased our revolving loan commitment from $75.0 million to $95.0 million and decreased Mission’s revolving loan commitment from $30.0 million to $8.0 million. In December 2014, Marshall entered into a new credit agreement with a group of commercial banks which consists of a $60.0 million term loan commitment and a $2.0 million revolving loan facility.

During 2014, we and Marshall borrowed a total of $171.8 million under the Term Loan A, net of discount and a prepayment therein. On January 29, 2015, we completed the issuance and sale of $275.0 million 6.125% Notes due 2022, at par. In January and February 2015, we borrowed a net amount of $40.0 million under our revolving credit facility. The proceeds from these borrowings were used to partially finance the acquisition of Gray TV (June 2014), Grant (December 2014), CCA and KASW (January 2015) and Yashi and KLAS (February 2015) and to pay for related fees and expenses.

On December 31, 2014, Mission borrowed $5.5 million under its revolving credit facility in order to pay us for amounts due under service arrangements. Mission repaid this loan on January 30, 2015.

In January 2015, Marshall borrowed $1.0 million under its revolving credit facility.

On January 17, 2014, our board of directors approved a 26.7% increase in the quarterly cash dividend to $0.19 per share of outstanding Class A Common Stock beginning with the first quarter of 2015. The first quarterly dividend was paid on February 27, 2015, to shareholders of record on February 13, 2015.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$166,527	$27,339	$79,888
Net cash used in investing activities	(230,033)	(248,118)	(238,617)
Net cash provided by financing activities	155,390	191,808	220,182
Net increase (decrease) in cash and cash equivalents	$91,884	$(28,971)	$61,453
Cash paid for interest	$59,227	$75,074	$66,360
Cash paid for income taxes, net of refunds	$3,131	$2,129	$1,597

	As of December 31,
	2014	2013
Cash and cash equivalents	$131,912	$40,028
Long-term debt including current portion(1)	1,236,144	1,071,119
Unused incremental term loan commitments under senior secured credit facilities(2)	-	184,000
Unused revolving loan commitments under senior secured credit facilities(2)	99,500	105,000

(1)	See Note 7 to our Consolidated Financial Statements for debt transactions during 2014.
(2)

Based on covenant calculations as of December 31, 2014, all of the $99.5 million total unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $139.2 million during the year ended December 31, 2014 compared to the same period in 2013. This was primarily due to an increase in net revenue of $129.0 million less an increase in station and corporate operating expenses (excluding stock compensation) of $57.3 million, an increase in net collections of accounts receivable of $27.7 million, a $15.8 million decrease in cash paid for interest and a $28.4 million decrease in premium paid on retirement of the 8.875% Notes in 2013.

Cash paid for interest decreased by $15.8 million during the year ended December 31, 2014 compared to the same period in 2013. The decrease was primarily attributable to lower interest rates on the Company’s outstanding debt as a result of refinancing the 8.875% Notes into a combination of $275.0 million 6.875% Notes and borrowings under our and Mission’s amended credit facilities during the fourth quarter of 2013. This decrease was partially offset by additional interest on increased borrowings during 2013 and 2014 under the Company’s senior secured credit facilities.

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

Cash paid for interest increased by $8.7 million during the year ended December 31, 2013 compared to the same period in 2012. The increase was primarily due to the $19.8 million cash interest paid on our $250.0 million 6.875% Notes issued in November 2012, an increase in cash interest paid on our and Mission’s senior secured credit facilities of $9.9 million due to higher amounts of outstanding term loans and an increase in cash interest paid on the 8.875% Notes of $7.3 million primarily related to the interest items included in the accreted debt balances paid in 2013. These increases were partially offset by a $28.4 million decrease in cash paid for interest on our 7% Senior subordinated Notes (“7% Notes”) and 7% Senior subordinated PIK Notes (“7% PIK Notes”) that were retired in the fourth quarter of 2012.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $18.1 million during the year ended December 31, 2014 compared to the same period in 2013. During the year ended December 31, 2014, deposits and payments for acquisitions were $209.7 million, compared to $229.4 million for the same period in 2013. Capital expenditures during the year ended December 31, 2014 increased by $1.4 million compared to the same period in 2013, primarily due to capital expenditures for newly acquired stations and entities.

Net cash flows used in investing activities increased by $9.5 million during the year ended December 31, 2013 compared to the same period in 2012. During the year ended December 31, 2013, deposits and payments for acquisitions, net of proceeds from station disposal, were $229.4 million, compared to $221.6 million for the same period in 2012. Capital expenditures during the year ended December 31, 2013 increased by $1.7 million compared to the same period in 2012, primarily due to capital expenditures for stations acquired in December 2012 and during 2013.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $36.4 million during the year ended December 31, 2014 compared to the same period in 2013.

During 2014, we and Marshall borrowed $231.8 million under each of our and Marshall’s Term Loan A, net of discount. In addition, Mission borrowed $5.5 million from its revolving credit facility in order to pay us for amounts due under service agreements. Additionally, we received $2.0 million proceeds from stock option exercises and recognized a $10.0 million excess tax benefit from stock-based compensation arrangements. These transactions were partially offset by debt repayments of $72.4 million of outstanding principal under the Company’s term loans (including a prepayment of $60.0 million principal balance under our Term Loan A), dividends to our stockholders of $18.4 million ($0.15 per share each quarter), payments for debt financing costs of $1.6 million and payments for capital lease obligations of $1.5 million. The total net borrowings under the Term Loan A of $171.8 million were used to partially finance the acquisition of Gray TV (June 2014), Grant (December 2014) and CCA (January 2015).

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2014, we, Mission and Marshall had total combined debt of $1.2 billion, which represented 95.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

We, Mission and Marshall had $99.5 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2014. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2014 (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Nexstar senior secured credit facility	$417,465	$10,703	$34,913	$123,627	$248,222
Mission senior secured credit facility	235,564	1,837	10,170	4,670	218,887
Marshall senior secured credit facility	59,250	3,300	10,650	45,300	-
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
	$1,237,279	$15,840	$55,733	$173,597	$992,109

During 2014, we and Marshall borrowed a total of $171.8 million under the Term Loan A, net of discount and a prepayment therein. On January 29, 2015, we completed the issuance and sale of $275.0 million 6.125% Notes due 2022, at par. In January and February 2015, we borrowed a net amount of $40.0 million under our revolving credit facility. The proceeds from these borrowings were used to partially finance the acquisition of Gray TV (June 2014), Grant (December 2014), CCA and KASW (January 2015) and Yashi and KLAS (February 2015) and to pay for related fees and expenses.

On December 31, 2014, Mission borrowed $5.5 million under its revolving credit facility in order to pay us for amounts due under service arrangements. Mission repaid this loan on January 30, 2015.

In January 2015, Marshall borrowed $1.0 million under its revolving credit facility.

On January 30, 2015, our board of directors approved a 26.7% increase in the quarterly cash dividend to $0.19 per share of outstanding Class A Common Stock beginning with the first quarter of 2015. The first quarterly dividend was paid on February 27, 2015, to shareholders of record on February 13, 2015.

The Company has also signed agreements to acquire KCWI from Pappas, WICZ and WBPN-LP from Stainless KFQX from Parker. We will fund the $3.3 million remaining purchase price, subject to working capital adjustments, to Pappas through cash on hand upon closing which we expect to occur in the first quarter of 2015. Mission will finance the remaining purchase price of $15.1 million to Stainless and $0.8 million to Parker, subject to working capital adjustments, through cash generated from operations prior to closing and borrowings under its senior secured credit facility, which Mission expects to close during 2015.

We make semiannual interest payments on our 6.875% Notes on May 15 and November 15 of each year. We will make semiannual interest payments on our 6.125% Notes on February 15 and August 15 of each year beginning on August 15, 2015. Interest payments on our, Mission’s and Marshall’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s and Marshall’s senior secured credit facilities, as well as the indentures governing our 6.875% Notes and 6.125% Notes, limit, but do not prohibit us, Mission or Marshall from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for arrangements of these types. We believe Nexstar, Mission and Marshall will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.875% Notes and 6.125% Notes for a period of at least the next twelve months from December 31, 2014.

No Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall and other VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Nexstar senior secured credit facility	$417,465	$10,703	$34,913	$123,627	$248,222
Mission senior secured credit facility	235,564	1,837	10,170	4,670	218,887
Marshall senior secured credit facility	59,250	3,300	10,650	45,300	-
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
Cash interest on debt(1)	337,932	60,543	119,414	110,088	47,887
Broadcast rights current cash commitments(2)	12,050	4,492	4,783	1,998	777
Broadcast rights future cash commitments	21,476	7,946	11,275	1,422	833
Executive employee contracts(3)	34,844	11,697	18,579	4,568	-
Operating lease obligations	61,190	7,154	14,376	14,696	24,964
Capital lease obligations	8,360	351	692	643	6,674
Other long-term liabilities	6,111	1,773	2,916	1,422	-
	$1,719,242	$109,796	$227,768	$308,434	$1,073,244

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2014 remained outstanding until maturity, based on interest rates in effect at December 31, 2014.
(2)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2014 in the amount of $20.6 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2014, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

On January 29, 2015, we completed the sale and issuance of $275.0 million 6.125% Notes due on February 15, 2022, at par.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission revenue, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 of our Consolidated Financial Statements. We believe the following critical accounting policies are those that are the most important to the presentation of our Consolidated Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Consolidation of Variable Interest Entities

We regularly evaluate our local service agreements and other arrangements where we may have variable interests to determine whether we are the primary beneficiary of a VIE. Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Accounting rules expand the definition of controlling financial interest to include factors other than equity ownership and voting rights.

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

Mission, Marshall and Parker are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in Mission, Marshall and Parker as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the Mission, Marshall and Parker stations, (2) our guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting Mission’s, Marshall’s and Parker’s economic performance, including budgeting for advertising revenue, advertising sales and, for Mission and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements expire on various dates between 2017 and 2024 and are freely exercisable or assignable without the consent of Mission or its shareholders.

Marshall and Parker are included in our Consolidated Financial Statements as of December 1, 2014 and June 13, 2014, respectively.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $772.7 million, or 52.8%, of our total assets as of December 31, 2014. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and software arising from acquisitions. The purchase price of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair values of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our stations by market (“reporting unit”) for purposes of our goodwill and FCC licenses impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than their respective carrying amounts, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount with the fair value, using a discounted cash flow valuation method, assuming a hypothetical startup scenario. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill quantitative impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

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

As of December 31, 2014, we performed our annual assessment for impairment of goodwill and FCC licenses using the qualitative analysis approach and concluded that it was more likely than not that the fair values of all reporting units and the fair values of FCC licenses would sufficiently exceed their carrying value and thus it was not necessary to perform the quantitative two-step method.

In 2013, we utilized the quantitative impairment tests for our goodwill and FCC licenses. As of December 31, 2013, our quantitative annual test for impairment of goodwill and FCC licenses resulted in no impairment charges. All of the fair values of our reporting units and FCC licenses tested for impairment exceeded their carrying amounts. In aggregate, excluding stations acquired in 2012 and 2013, our fair values exceeded their book values by a margin of 209%, representing a range of 43% to 717%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions. We utilized the following assumptions in our quantitative impairment testing for the year ended December 31, 2013:

Market growth rates	(1.4)% - 5.1%
Operating profit margins - FCC licenses	12.5% - 35.4%
Operating profit margins - goodwill	21.5% - 41.2%
Discount rate	10.5%
Tax rate	35.3% - 40.6%
Capitalization rate	7.5% - 9.5%

We have also assessed the recoverability of one of our reporting units for impairment as of September 30, 2013, between the required annual tests, as a result of the termination of certain web hosting and other services agreements. Based on the results of the step one analysis, it was more likely that not that the fair value of the reporting unit exceeds its carrying amount. Therefore, no impairment of goodwill was indicated and we deemed it not necessary to perform the step two impairment test.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $3.0 million as of each of December 31, 2014 and 2013.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2014, the carrying amounts of our current broadcast rights were $10.9 million and non-current broadcast rights were $19.7 million.

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

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $22.7 million, $22.8 million and $13.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Trade revenue of $8.5 million, $8.7 million and $8.1 million was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. We incurred trade and barter expense of $31.3 million, $30.7 million and $20.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. In May 2013, our former principal stockholder, ABRY, sold the remainder of its common stock holdings in Nexstar and no longer has any ownership interest in us. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of our NOLs. The sale of common stock by ABRY is not expected to impact Mission. We and Mission expect to be able to utilize the existing NOLs prior to their expiration. Our estimated annual Section 382 limitation following the ownership change is $209.0 million for 2015, $91.0 million for each of 2016-2017, $45.0 million for 2018 and $21.0 million annually thereafter.

In addition, any subsequent ownership changes could result in additional limitations. The ability to use NOLs is also dependent upon our, Mission’s and Marshall’s ability to generate taxable income. The NOLs could expire before we, Mission and Marshall generate sufficient taxable income. To the extent our, Mission’s and Marshall’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were able to use NOLs, which could have a negative effect on the Company’s financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

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

The interest rate on the term loan borrowings under the Company’s senior credit facilities ranged from 2.4% to 3.8% as of December 31, 2014 and the interest rate on the revolving credit facilities was 2.4%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on certain of our and Mission’s term loans, an increase in LIBOR of 100 basis points (one percentage point) from the December 31, 2014 level would increase the Company’s annual interest expense and decrease cash flow from operations by $3.1 million, based on the outstanding balance of our, Mission’s and Marshall’s credit facilities as of December 31, 2014. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $1.1 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $0.4 million. Our 6.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2014, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

We have excluded stations and businesses acquired from the IBS, ETG, Gray TV and Grant acquisitions and the related consolidated VIEs from our assessment of internal control over financial reporting as of December 31, 2014, because either they were acquired in purchase business combinations or we became the primary beneficiary of variable interests in these entities in 2014. These acquired businesses and consolidated variable interest entities represented collectively 6.9% of our consolidated total assets and 5.1% of our consolidated total net revenues as of and for the year ended December 31, 2014.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

Information required by this Item 12 will be set forth in the Proxy Statement under the headings “Beneficial Ownership of Nexstar Common Stock,” and “Compensation of Named Executive Officers,” which information is incorporated herein by reference.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2)	Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 17 to the Consolidated Financial Statements filed as part of this report.
(3)	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.
By:	/s/ PERRY A. SOOK
Perry A. Sook
President and Chief Executive Officer
By:	/s/ THOMAS E. CARTER
Thomas E. Carter
Chief Financial Officer

Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015.

Name	Title
/s/ PERRY A. SOOK	President, Chief Executive Officer and Director
Perry A. Sook	(Principal Executive Officer)
/s/ THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ Dennis A. Miller	Director
Dennis A. Miller
/s/ C. Thomas McMillen	Director
C. Thomas McMillen

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Broadcasting Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded stations and businesses acquired from the IBS, ETG, Gray TV and Grant acquisitions and the related consolidated VIEs from its assessment of internal control over financial reporting as of December 31, 2014 because they were either acquired by the Company in purchase business combinations or the Company became the primary beneficiary of variable interests in these entities during 2014. We have also excluded stations and businesses acquired from the IBS, ETG, Gray TV and Grant acquisitions and related consolidated VIEs from our audit of internal control over financial reporting. IBS, ETG, Gray TV, Grant and the consolidated variable interest entities’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6.9% and 5.1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 27, 2015

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$131,912	$40,028
Accounts receivable, net of allowance for doubtful accounts of $3,002 and $3,035, respectively	127,878	109,430
Deferred tax assets, net	41,737	38,585
Prepaid expenses and other current assets	16,137	13,123
Total current assets	317,664	201,166
Property and equipment, net	237,739	212,259
Goodwill	256,491	198,052
FCC licenses	275,313	222,757
FCC licenses of consolidated variable interest entities	46,727	66,263
Other intangible assets, net	194,129	162,721
Deferred tax assets, net	15,055	30,898
Other noncurrent assets, net	119,107	69,606
Total assets	$1,462,225	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$15,840	$6,857
Current portion of broadcast rights payable	9,618	6,282
Accounts payable	16,282	10,250
Accrued expenses	32,631	24,142
Taxes payable	4,899	-
Interest payable	4,601	4,661
Amounts payable to sellers for acquisition of stations	-	22,000
Other current liabilities of consolidated variable interest entities	7,852	4,923
Other current liabilities	5,543	4,807
Total current liabilities	97,266	83,922
Debt	1,220,304	1,064,262
Deferred tax liabilities	44,224	-
Other noncurrent liabilities of consolidated variable interest entities	10,018	8,080
Other noncurrent liabilities	33,876	20,689
Total liabilities	1,405,688	1,176,953
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2014 and December 31, 2013	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,172,060 and 30,598,535 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	312	306
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2014 and December 31, 2013	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	398,029	396,817
Accumulated deficit	(345,804)	(410,354)
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	52,537	(13,231)
Noncontrolling interest in consolidated variable interest entities	4,000	-
Total stockholders' equity (deficit)	56,537	(13,231)
Total liabilities and stockholders' equity (deficit)	$1,462,225	$1,163,722

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$631,311	$502,330	$378,632
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	187,432	147,711	91,764
Selling, general, and administrative expenses, excluding depreciation and amortization	174,791	150,933	117,535
Amortization of broadcast rights	34,316	35,439	22,411
Amortization of intangible assets	25,850	30,148	22,994
Depreciation	35,047	33,578	23,555
Loss on asset disposal, net	638	1,280	468
Total operating expenses	458,074	399,089	278,727
Income from operations	173,237	103,241	99,905
Interest expense, net	(61,959)	(66,243)	(51,559)
Loss on extinguishment of debt	(71)	(34,724)	(3,272)
Other expenses	(556)	(1,459)	-
Income from continuing operations before income taxes	110,651	815	45,074
Income tax (expense) benefit	(46,101)	(2,600)	132,279
Income (loss) from continuing operations	64,550	(1,785)	177,353
Gain on disposal of station, net of income tax expense of $3,098	-	-	5,139
Net income (loss)	$64,550	$(1,785)	$182,492
Income (loss) per common share from continuing operations:
Basic	$2.10	$(0.06)	$6.13
Diluted	$2.02	$(0.06)	$5.77
Gain on disposal of station, net of income tax expense, per common share:
Basic	$-	$-	$0.18
Diluted	$-	$-	$0.17
Net income (loss) per common share:
Basic	$2.10	$(0.06)	$6.31
Diluted	$2.02	$(0.06)	$5.94
Weighted average number of common shares outstanding:
Basic	30,774	29,897	28,940
Diluted	32,003	29,897	30,732

Dividends declared per common share	$0.60	$0.48	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended December 31, 2014

(in thousands, except share information)

													Noncontrolling
													interest in a	Total
			Common Stock						Additional				consolidated	Stockholders'
	Preferred Stock		Class A		Class B		Class C		Paid-In	Treasury Stock		Accumulated	variable	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	interest entity	(Deficit)
Balances as of December 31, 2011	-	$-	15,387,131	$154	13,411,588	$134	-	$-	$406,654	-	$-	$(591,061)	$-	$(184,119)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,362	-	-	-	-	1,362
Exercise of stock options	-	-	581,000	6	-	-	-	-	1,762	-	-	-	-	1,768
Conversion of Class B common stock to Class A common Stock	-	-	5,709,117	57	(5,709,117)	(57)	-	-	-	-	-	-	-	-
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	736	-	-	-	-	736
Net income	-	-	-	-	-	-	-	-	-	-	-	182,492	-	182,492
Balances as of December 31, 2012	-	-	21,677,248	217	7,702,471	77	-	-	410,514	-	-	(408,569)	-	2,239
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,080	-	-	-	-	2,080
Conversion of Class B common stock to Class A common stock	-	-	7,702,471	77	(7,702,471)	(77)	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	(365,384)	(8,422)	-	-	(8,422)
Exercise of stock options	-	-	1,218,816	12	-	-	-	-	(1,475)	365,384	8,422	-	-	6,959
Common stock dividends declared	-	-	-	-	-	-	-	-	(14,302)	-	-	-	-	(14,302)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,785)	-	(1,785)
Balances as of December 31, 2013	-	-	30,598,535	306	-	-	-	-	396,817	-	-	(410,354)	-	(13,231)
Stock-based compensation expense	-	-	-	-	-	-	-	-	7,598	-	-	-	-	7,598
Exercise of stock options	-	-	573,525	6	-	-	-	-	2,025	-		-	-	2,031
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	10,034	-	-	-	-	10,034
Common stock dividends declared	-	-	-	-	-	-	-	-	(18,445)	-	-	-	-	(18,445)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-		-	4,000	4,000
Net income	-	-	-	-	-	-	-	-	-	-	-	64,550	-	64,550
Balances as of December 31, 2014	-	$-	31,172,060	$312	-	$-	-	$-	$398,029	-	$-	$(345,804)	$4,000	$56,537

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$64,550	$(1,785)	$182,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debt	2,310	2,697	2,390
Amortization of broadcast rights, excluding barter	11,634	12,613	8,591
Depreciation of property and equipment	35,047	33,578	23,555
Amortization of intangible assets	25,850	30,148	22,994
Loss on asset disposal, net	638	1,280	468
Amortization of debt financing costs	2,618	2,223	1,610
Amortization of debt discount (premium), net	174	1,057	1,329
Loss on extinguishment of debt	71	34,724	3,272
Stock-based compensation expense	7,598	2,080	1,362
Deferred income taxes	43,491	2,667	(132,618)
Payments for broadcast rights	(12,025)	(14,191)	(9,169)
Gain on disposal of station	-	-	(5,139)
Deferred gain recognition	(436)	(436)	(437)
Amortization of deferred representation fee incentive	(845)	(820)	(769)
Non-cash representation contract termination fee	353	-	-
Issue discount and PIK interest paid upon debt extinguishment	-	(8,161)	(15,625)
Premium on debt extinguishment	-	(28,364)	(344)
Excess tax benefit from stock option exercises	(10,034)	-	(736)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,378)	(38,114)	(5,348)
Prepaid expenses and other current assets	1,321	(3,177)	(348)
Other noncurrent assets	333	97	(1,690)
Accounts payable and accrued expenses	3,990	4,442	6,680
Taxes payable	(1,719)	-	-
Interest payable	(60)	(4,042)	(2,165)
Other liabilities of consolidated variable interest entities	1,957	691	428
Other noncurrent liabilities	89	(1,868)	(895)
Net cash provided by operating activities	166,527	27,339	79,888
Cash flows from investing activities:
Purchases of property and equipment	(20,389)	(18,955)	(17,260)
Deposits and payments for acquisitions, net of cash acquired	(209,733)	(229,382)	(235,453)
Proceeds from disposals of property and equipment	89	219	236
Proceeds from disposal of station	-	-	13,860
Net cash used in investing activities	(230,033)	(248,118)	(238,617)
Cash flows from financing activities:
Proceeds from long-term debt	237,275	654,563	608,750
Repayments of long-term debt	(72,431)	(438,835)	(377,806)
Payments for debt financing costs	(1,607)	(7,210)	(13,238)
Purchase of treasury stock	-	(8,422)	-
Proceeds from exercise of stock options	2,031	6,959	1,768
Excess tax benefit from stock option exercises	10,034	-	736
Common stock dividends paid	(18,445)	(14,302)	-
Payments for capital lease obligations	(1,467)	(945)	(28)
Net cash provided by financing activities	155,390	191,808	220,182
Net increase (decrease) in cash and cash equivalents	91,884	(28,971)	61,453
Cash and cash equivalents at beginning of period	40,028	68,999	7,546
Cash and cash equivalents at end of period	$131,912	$40,028	$68,999
Supplemental information:
Interest paid	$59,227	$75,074	$66,360
Income taxes paid, net of refunds	$3,131	$2,129	$1,597
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3,767	$1,763	$1,263
Noncash purchases of property and equipment	$7,023	$3,683	$451
Accrued debt financing costs	$191	$77	$1,242
Amounts payable to sellers for acquisition of stations	$-	$22,000	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2014, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 87 television stations and 26 digital multicast channels, including those owned by variable interest entities (“VIEs”), in 49 markets in the states of Illinois, Indiana, Maryland, Missouri, Montana, Tennessee, Texas, Pennsylvania, Louisiana, Arkansas, Alabama, New York, Florida, Wisconsin, Michigan, Utah, Vermont, California, Iowa, Colorado and Virginia. The stations are affiliates of ABC (20 stations), NBC (16 stations), FOX (19 stations), CBS (16 stations), The CW (8 stations and 2 digital multicast channels), MyNetworkTV (7 stations and 2 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (8 digital multicast channels), LATV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), This TV (one digital multicast channel) and Movies! (one digital multicast channel). The stations reach approximately 16.2 million viewers or 14.0% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 23 stations and 3 digital multicast channels owned and/or operated by independent third parties.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See Note 2—Variable Interest Entities). Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Where the assets of the consolidated VIEs are not available to be used to settle the obligations of Nexstar, they are presented separately as assets of the consolidated VIEs on the Consolidated Balance Sheets. Similarly, where the creditors of the consolidated VIEs do not have recourse to the general credit of Nexstar, the related liabilities are presented separately as liabilities of the consolidated VIEs on the Consolidated Balance Sheets. Noncontrolling interest represents the VIE owner’s share of the equity in a consolidated VIE and is presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity (deficit). Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Certain stations owned by Citadel Communications, L.P. and its related entities (“Citadel”) were considered VIEs as of December 31, 2013. Nexstar completed the acquisition of these stations from Citadel during the first quarter of 2014 and they are no longer considered VIEs as of December 31, 2014.

All intercompany account balances and transactions have been eliminated in consolidation.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

During 2014, the Company borrowed a net amount of $172.2 million, issued at 99.75%, from all of its unused Term Loan A commitments and borrowed $5.5 million from its revolving credit facilities. On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Senior Unsecured Notes (“6.125% Notes”). In January and February 2015, Nexstar also borrowed a net amount of $40.0 million under its revolving credit facility. These loans were used to partially fund the acquisition of Gray Television, Inc. (“Gray TV”) and Grant Company, Inc. (“Grant”) during 2014 and Communications Corporation of America (“CCA”), KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, KASW, the CW affiliate in the Phoenix, Arizona market and Yashi, Inc. (“Yashi”) in January and February 2015, and to pay the related fees and expenses.

See Notes 3 and 7 for additional information with respect to the acquisitions and debt transactions, respectively.

As of December 31, 2014, the Company was in compliance with all covenants contained in the amended credit agreements governing its senior secured credit facilities and the indenture governing the 6.875% Senior Unsecured Notes (“6.875% Notes”). The Company expects to continue to be in compliance with all such covenants for at least the next twelve months from December 31, 2014.

Variable Interest Entities

The Company may determine that an entity is a VIE as a result of local service agreements entered into with the owner-operator of an entity. The term local service agreements generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSAs, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSAs.

Consolidated VIEs

Nexstar consolidates Mission Broadcasting, Inc. (“Mission”), Marshall Broadcasting Group, Inc. (“Marshall”) and Parker Broadcasting of Colorado, LLC (“Parker”). Certain stations owned by Citadel were considered VIEs as of December 31, 2013. Nexstar completed the acquisition of these stations during the first quarter of 2014 and they are no longer considered VIEs as of December 31, 2014.

Mission is included in these Consolidated Financial Statements because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent. The purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent by Mission or its shareholders. The Company expects these option agreements, if unexercised, will be renewed upon expiration. Substantially all of Mission’s assets, except for its FCC licenses, collateralize its secured debt obligation.

As of December 31, 2014, Nexstar serves two Mission stations under TBAs and 18 Mission stations under SSAs and JSAs.

On December 1, 2014, Marshall entered into a credit agreement with a group of commercial banks in which Nexstar is a guarantor (See Note 7). Concurrently, Marshall acquired KLJB, the FOX affiliate, in the Quad Cities, Iowa market from Nexstar (See Note 3) and entered into a JSA and SSA with Nexstar to perform certain sales and other services for this station. Marshall is included in these Consolidated Financial Statements as of December 1, 2014 because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Marshall as a VIE for financial reporting purposes as a result of (1) local service agreements Nexstar has with the Marshall station, (2) Nexstar’s guarantee of the obligations incurred under Marshall’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Marshall’s economic performance, including management advice and consulting over broadcast matters, the ability to sell certain advertising on the Marshall station, and the production of the Marshall station’s news and other programming.

Effective June 13, 2014, upon Nexstar’s acquisition of KREX, (See Note 3), Nexstar assumed the contractual obligations under a TBA with Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market to perform certain sales and other services for the station. Nexstar evaluated the business arrangements with Parker and has determined that it has a variable interest in Parker. Nexstar has also determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated Parker as of June 13, 2014. The consolidation of the assets and liabilities of this station into Nexstar resulted in a noncontrolling interest of $4.0 million, representing the interest held by the owners of Parker as of June 13, 2014.

Nexstar’s ability to receive cash from Mission, Marshall and Parker is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of Mission’s, Marshall’s and Parker’s available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of Mission’s, Marshall’s and Parker’s available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission and Marshall maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

Nexstar had variable interests in the acquired stations (WOI, KCAU and WHBF) from Citadel as a result of TBAs effective September 16, 2013 and had a variable interest in an acquired station (KSEE) from Granite Broadcasting Corporation (“Granite”) as a result of a TBA effective February 1, 2013. Nexstar evaluated the business arrangements with these stations and determined that it was the primary beneficiary of the variable interests because it had the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated the Citadel stations and KSEE as of September 16, 2013 and February 1, 2013, respectively, under authoritative guidance related to the consolidation of variable interest entities. Nexstar completed its acquisition of the Citadel stations on March 13, 2014. The acquisition of KSEE closed effective May 31, 2013. Thus, Nexstar no longer has variable interests in these stations. See Note 3 for additional information.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in the Consolidated Balance Sheets as of December 31, were as follows (in thousands):

	2014	2013
Current assets:
Cash and cash equivalents	$1,440	$3,716
Accounts receivable, net	7,594	9,227
Deferred tax assets, net	9,389	8,160
Prepaid expenses and other current assets	2,657	1,742
Total current assets	21,080	22,845
Property and equipment, net	26,235	37,012
Goodwill	35,308	62,703
FCC licenses	46,727	66,263
Other intangible assets, net	30,333	52,373
Deferred tax assets, net	15,055	25,727
Other noncurrent assets, net	49,803	7,412
Total assets	$224,541	$274,335

Current liabilities:
Current portion of debt	$5,137	$2,334
Interest payable	28	26
Other current liabilities	7,852	6,639
Total current liabilities	13,017	8,999
Debt	289,161	230,131
Other noncurrent liabilities	10,018	8,132
Total liabilities	$312,196	$247,262

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2017. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ through WMBD, the Nexstar television station in the market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

Nexstar’s outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”), the owner of WUHF, the FOX affiliate in Rochester, New York market was not renewed and terminated on December 31, 2013. The services that were provided to WUHF through WROC, the Nexstar television station in the market, were similar to the services provided to WYZZ.

Nexstar has determined that it has a variable interest in WYZZ and had a variable interest in WUHF. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in WYZZ because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Nexstar had evaluated its previous arrangements with Sinclair and has determined that it was not the primary beneficiary of the variable interest in WUHF because it did not have the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of VIEs. Under the outsourcing agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ outsourcing agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

As of December 31, 2014 and 2013, Nexstar had balances in accounts payable of $0.5 million and $1.8 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $0.7 million and $2.5 million, respectively. Fees incurred under these arrangements of $1.4 million, $5.3 million and $10.3 million were included in direct operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of property and equipment, intangible assets and goodwill from business combinations, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts and the recoverability and useful lives of tangible and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising broadcast on its stations or placed on its websites or for retransmission consent from cable or satellite operators. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, as well as the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collectable.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of advertising. Total revenue includes cash and barter advertising revenue, retransmission compensation, digital media revenue and other broadcast related revenues. Advertising revenue is recognized, net of agency commissions, in the period during which the advertisements are broadcast on its stations or delivered on its websites. Any amounts paid by customers but not earned by the balance sheet date are recorded in deferred revenue. Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers. Digital media revenue derives from website development and providing products and services through website management and is recognized when services are performed.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $22.7 million, $22.8 million and $13.8 million of barter revenue and barter expense for the years ended December 31, 2014, 2013 and 2012, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $8.5 million, $8.7 million and $8.1 million of trade revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $8.7 million, $7.9 million and $7.0 million of trade expense for the years ended December 31, 2014, 2013 and 2012, respectively, which was included in direct operating expenses in the Company’s Consolidated Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, the Company evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjust amortization in that quarter for any deficiency calculated.

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

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”), network affiliation agreements and software arising from acquisitions. The purchase price of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair values of net assets acquired is recorded as goodwill. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its stations by market (“reporting unit”) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2014 and 2013, debt financing costs of $17.0 million and $18.0 million, respectively, were included in other noncurrent assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2014, 2013 and 2012, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $2.7 million, $2.6 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which the majority was recognized in trade expense.

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

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses and other current liabilities of consolidated VIEs approximates fair value due to their short-term nature. See Note 7 for fair value disclosures related to the Company’s debt.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 10. The Company calculates the grant-date fair value of employee stock options using the Black-Scholes model. The fair value of restricted stock units is based on the number of shares awarded and market price of the stock on the date of award. These amounts are recognized into selling, general and administrative expense over the vesting period of the options or the restricted stock units.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission and Marshall file their own separate federal income tax returns.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Weighted average shares outstanding - basic	30,774	29,897	28,940
Dilutive effect of equity incentive plan instruments	1,229	-	1,792
Weighted average shares outstanding - diluted	32,003	29,897	30,732

The Company has outstanding stock options and restricted stock units to acquire 720,000, 3,418,000 and 379,000 weighted average shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, the effects of which are excluded from the calculation of dilutive income (loss) per share, as their inclusion would have been anti-dilutive for the periods presented.

Segments

Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment. Additionally, Nexstar operates a digital media business which sells digital content management, digital publishing platform and digital agency services. No separate disclosures have been presented on this business due to the insignificance of its operations.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 provides guidance that raises the threshold for disposals to qualify as a discontinued operation. ASU 2014-08 also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and requires additional disclosures for discontinued operation and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The update is effective for the years beginning after December 15, 2014. Early application is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3. Acquisitions and Dispositions

2014 Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements with Citadel to acquire 3 television stations in 3 markets along with the respective network affiliation agreements: WOI, the ABC affiliate in the Des Moines, Iowa market, WHBF, the CBS affiliate in the Quad Cities, Iowa market and KCAU, the ABC affiliate in the Sioux City, Iowa market. Nexstar acquired the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash. In 2013, Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. Nexstar also entered into TBAs with these stations, effective September 16, 2013, to provide programming and sales services to these stations during the pendency of the FCC approval of the acquisitions. On March 5, 2014, Nexstar received approval from the FCC to purchase the remaining assets of KCAU and WHBF and to acquire the outstanding equity of WOI. On March 13, 2014, Nexstar completed the acquisition of FCC licenses and real property interests of KCAU and WHBF and the outstanding equity of WOI and paid the remaining purchase price of $22.0 million, funded by cash on hand. In addition, Nexstar finalized the fair values of the assets acquired and recorded a decrease in goodwill of $19 thousand. The TBAs entered into with KCAU, WHBF and WOI were also terminated as of this date. The acquisitions allow Nexstar entrance into 3 new markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million and $0.4 million, were expensed as incurred during the years ended December 31, 2014 and 2013, respectively.

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

The $10.7 million goodwill, $14.7 million FCC licenses and $15.1 million network affiliation agreements attributable to KCAU and WHBF are deductible for tax purposes. WOI’s goodwill, FCC license and network affiliation agreements of $19.5 million, $10.0 million and $11.0 million, respectively, will not be deductible for tax purposes.

The acquired stations’ net revenue of $30.5 million and net income of $8.2 million during the year ended December 31, 2014 and net revenue of $6.9 million and net income of $0.8 million from September 16, 2013 to December 31, 2013 were included in the accompanying Consolidated Statements of Operations as a consolidated VIE (See Note 2).

Internet Broadcasting Systems

Effective April 1, 2014, Nexstar acquired the assets of Internet Broadcasting Systems, Inc. (“IBS”), a digital publishing platform and digital agency services provider, for a total purchase price of $18.8 million, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2014. Additionally, employment charges of $0.5 million were incurred and included in the Consolidated Statements of Operations.

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

IBS’ net revenue of $15.8 million and net loss of $0.9 million for the period April 1, 2014 to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

ETG

On May 15, 2014, Nexstar acquired the outstanding equity of Enterprise Technology Group, Inc. (“ETG”), a digital content management firm that offers solutions for media companies to build a presence on the web and in the mobile content sector, for a total purchase price of $7.2 million, funded by cash on hand. The acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. No significant transaction costs relating to this acquisition were incurred during the year ended December 31, 2014.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill will not be deductible for tax purposes. Software and other intangible assets are amortized over an estimated weighted average useful life of five years.

ETG’s net revenue of $3.0 million and net loss of $0.2 million for the period May 15, 2014 to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

Gray TV/Parker

Effective June 13, 2014, Nexstar completed the acquisition of the outstanding equity of WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market, from Gray TV for $34.5 million in cash, funded by a combination of proceeds from borrowings under Nexstar’s Term Loan A (See Note 7) and cash on hand. Both KREG and KREY operate as satellite stations of KREX. This acquisition allows Nexstar entrance into 2 new markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2014.

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

The acquired stations’ net revenue of $9.8 million and net income of $3.9 million for the period June 13, 2014 to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of Parker from Excalibur. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close during 2015. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2014.

Upon Nexstar’s acquisition of KREX, Nexstar assumed the contractual obligations under a TBA with Parker to perform certain sales and other services for KFQX. As discussed in Note 2, Nexstar became the primary beneficiary of the variable interests in Parker through the assumption of the TBA and has consolidated this station into its Consolidated Financial Statements beginning June 13, 2014. Nexstar has recorded the following estimated fair values of beginning assets and liabilities of the station (in thousands):

FCC licenses of a consolidated VIE	$1,539
Network affiliation agreements	1,744
Other intangible assets	20
Goodwill	697
Total assets of a consolidated VIE	4,000
Less: Accounts payable and accrued expenses	(13)
Net assets of a consolidated VIE	$3,987

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. Mission will evaluate the tax deductibility of the values assigned to goodwill and FCC licenses upon completion of the acquisition. The intangible asset related to the network affiliation agreements is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 11 months.

During the period from June 13, 2014 to December 31, 2014, Parker had no significant revenue or operating results.

Grant

On December 1, 2014, Nexstar completed the acquisition of the outstanding equity of privately-held Grant, the owner of 7 television stations in 4 markets, for $92.4 million in cash, from the Estate of Milton Grant. The stations, along with their respective network affiliation agreements, are WFXR, the FOX affiliate and WWCW, The CW affiliate, both serving the Roanoke, Virginia market, WZDX, the FOX affiliate in the Huntsville, Alabama market, KGCW, The CW affiliate and KLJB, the FOX affiliate, both in the Quad Cities, Iowa market and WLAX/WEUX, the FOX affiliates, in the La Crosse, Wisconsin market. WEUX operates as a satellite station of WLAX.

A deposit of $8.5 million was paid by Nexstar in November 2013 upon signing the stock purchase agreement. Nexstar paid $83.1 million at closing funded by a combination of cash on hand and Nexstar’s Term Loan A (See Note 7). The remaining unpaid working capital adjustment of $0.8 million is included in accrued expenses of the consolidated balance sheet as of December 31, 2014.

Simultaneous with Nexstar’s acquisition of Grant on December 1, 2014, Nexstar sold the assets of KLJB to Marshall for $15.3 million in cash, and entered into local service agreements to perform certain sales and other services for this station. Marshall funded the purchase price to Nexstar through its credit facility (See Note 7).

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in Marshall and has consolidated this entity into Nexstar’s Consolidated Financial Statements beginning December 1, 2014. Accordingly, all effects of the sale between Nexstar and Marshall have been eliminated in consolidation.

The Grant acquisition allows Nexstar entrance into 3 new markets and creates duopolies in 3 markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.3 million, were expensed as incurred during the year ended December 31, 2014.

The estimated fair values of the assets acquired and liabilities assumed in the Grant acquisition, including the assets and liabilities of KLJB, are as follows (in thousands):

Cash	$1,834
Accounts receivable	7,708
Broadcast rights	9,213
Prepaid expenses and other current assets	157
Property and equipment	22,971
FCC licenses	25,531
Network affiliation agreements	27,614
Other intangible assets	3,101
Goodwill	42,038
Other assets	34
Total assets acquired	140,201
Less: Broadcast rights payable	(10,337)
Less: Accounts payable and accrued expenses	(4,160)
Less: Capital lease obligation	(4,446)
Less: Software agreement obligation	(562)
Less: Taxes payable	(6,618)
Less: Deferred tax liabilities	(21,665)
Net assets acquired	$92,413

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill will not be deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years and other intangible assets are amortized over an estimated weighted average useful life of five months.

The acquired stations’ net revenue of $3.6 million and net income of $0.3 million for the period December 1, 2014 to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

2012 and 2013 Acquisitions

Newport/Inergize

On December 1, 2012, Nexstar acquired the assets of 10 television stations listed below in 7 markets and Inergize Digital Media (“Inergize”), a digital media management entity that offers solutions for companies in building presence on the web and in the mobile arena, from Newport Television LLC and Newport Television License LLC for $225.0 million in cash, funded by Nexstar’s senior secured credit facility. The acquisition allows Nexstar entrance into these markets. The transaction costs relating to this acquisition, including legal, professional fees and travel, of $1.7 million, were expensed as incurred during the year ended December 31, 2012.

Primary
Market	Station	Affiliation
Salt Lake City, Utah	KTVX KUCW	ABC The CW
Memphis, Tennessee	WPTY WLMT	ABC The CW
Syracuse, New York	WSYR	ABC
Binghamton, New York	WBGH WIVT	NBC ABC
Elmira, New York	WETM	NBC
Jacksonville, Tennessee	WJKT	FOX
Watertown, New York	WWTI	ABC

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$9,346
Prepaid expenses and other current assets	728
Property and equipment	44,314
FCC licenses	80,838
Network affiliation agreements	52,817
Other intangible assets	11,149
Goodwill	36,501
Other assets	1,015
Total assets acquired	236,708
Less: Broadcast rights payable	(10,274)
Less: Accounts payable and accrued expenses	(1,204)
Less: Deferred revenue	(216)
Less: Other liabilities	(2)
Net assets acquired	$225,012

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

Newport/Inergize’s revenue of $8.0 million and net income of $0.5 million during the year ended December 31, 2012 have been included in the accompanying Consolidated Statements of Operations.

KLRT/KASN (Newport)

Effective January 1, 2013, Mission acquired the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for $59.7 million in cash. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012. The remainder of the purchase price was funded by Mission through the proceeds of $60.0 million term loan under its senior secured credit facility. This acquisition allows Mission entrance into this market. The transaction costs relating to this acquisition, including legal and professional of $0.1 million, were expensed as incurred during the year ended December 31, 2012. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

KGET/KKEY-LP/KGPE (Newport)

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

KSEE

Effective February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, and an unrelated network affiliation agreement from Granite for $26.5 million in cash. Pursuant to the asset purchase agreement, Nexstar made a payment of $20.0 million funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. Nexstar also entered into a TBA for KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval of the asset purchase. On April 17, 2013, Nexstar received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, Nexstar completed the acquisition of the FCC license and certain transmission equipment and paid the remaining purchase price of $6.5 million. Accordingly, the TBA was terminated as of this date. This acquisition allows Nexstar to operate a duopoly in this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

WFFF/WVNY

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington-Plattsburgh, Vermont market, from Smith Media, LLC (“Smith Media”) for $16.6 million in cash, funded by a combination of Nexstar’s and Mission’s borrowings from their revolving credit facilities and cash on hand. The purchase price includes a $0.8 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar and Mission entrance into this market. During the year ended December 31, 2013, the transaction costs relating to this acquisition, including legal and professional fees of $0.1 million were expensed as incurred.

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

Future Acquisitions

Stainless

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. The acquisition will allow Mission entrance into this market. Under the terms of the purchase agreement, Mission will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid in September 2013 upon signing the agreement. The remaining purchase price is expected to be funded by Mission through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close during 2015. The transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred during the year ended December 31, 2014.

CCA

Effective January 1, 2015, Nexstar completed the acquisition of the outstanding equity of privately-held CCA and assumed CCA’s rights and obligations under its existing local service agreements with White Knight Broadcasting (“White Knight”) for a total consideration of $270.0 million in cash, subject to adjustments for working capital, from SP ComCorp LLC, NexPoint Credit Strategies Fund and Highland Floating Rate Opportunities Fund. CCA and White Knight, collectively, owned of 19 television stations in 10 markets.

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the remaining purchase price at closing funded by a combination of cash on hand and borrowings under its senior secured credit facility (See Note 7). The transaction costs relating to the CCA transaction, including legal and professional fees of $0.7 million, were expensed as incurred during the year ended December 31, 2014.

Simultaneous with Nexstar’s acquisition of CCA on January 1, 2015, Nexstar sold the assets of CCA stations KPEJ and KMSS to Marshall for $43.3 million in cash, and entered into local service agreements with Marshall to perform certain sales and other services for these stations. Marshall funded the purchase price to Nexstar through its credit facility (See Note 7). Additionally, Nexstar sold the assets of CCA station WEVV, the CBS and FOX affiliate serving the Evansville market for $26.9 million in cash, subject to adjustments for working capital. There is no relationship between Nexstar and Bayou City Broadcasting Evansville, Inc. (“BCB”) or their respective stations after the sale.

The above transactions allow the Company entrance into 7 new markets and create duopolies in 6 markets. The stations impacted are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	87	KWKT KYLE	FOX/MyNetworkTV/ Estrella FOX/MyNetworkTV/ Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	93	WGMB WBRL-CD	FOX The CW
Tyler-Longview, TX	108	KETK	NBC/Estrella
Lafayette, LA	124	KADN KLAF-LD	FOX MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV
Marshall:
Shreveport, LA	83	KMSS	FOX
Odessa-Midland, TX	146	KPEJ	FOX/Estrella
White Knight:
Baton Rouge, LA	93	WVLA KZUP-CD	NBC RTV
Tyler-Longview, TX	108	KFXK KFXL-LD KLPN-LD	FOX FOX MyNetworkTV
Shreveport, LA	83	KSHV	MyNetworkTV

KASW

On October 21, 2014, Nexstar entered into a definitive agreement to acquire the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith Corporation and SagamoreHill of Phoenix, LLC for $68.0 million in cash, subject to adjustments for working capital. The acquisition was completed on January 30, 2015 and allows Nexstar entrance into this market. The purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 7). No significant transaction costs relating to this acquisition were incurred during the year ended December 31, 2014.

KCWI

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas Telecasting of Iowa, LLC for $3.5 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the purchase agreement. The remaining purchase price is expected to be funded through cash on hand. The acquisition is subject to bankruptcy approval and other customary conditions and Nexstar expects it to close during the first quarter of 2015. No significant transaction costs relating to this acquisition were incurred during the year ended December 31, 2014.

KLAS

On November 21, 2014, Nexstar entered into a definitive agreement to acquire the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market for $145.0 million in cash, subject to adjustments for working capital, from Landmark Television, LLC and Landmark Media Enterprises, LLC. The acquisition was completed on February 13, 2015 and allows Nexstar entrance into this market. The purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 7). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2014.

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, a local digital video advertising and targeted programmatic technology platform for $33.0 million in cash, subject to adjustments for working capital. The acquisition is expected to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 7).

Due to the timing of the completion of acquisitions of KLAS, Yashi, KASW and CCA as described above, certain disclosures, including the allocation of the purchase price, have been omitted because the initial accounting for these business combinations was incomplete as of the filing date.

Unaudited Pro Forma Information

The Gray TV, ETG and Citadel acquisitions in 2014 and the Smith Media and Granite acquisitions in 2013 are immaterial, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

As discussed above, Nexstar and Mission acquired certain television stations from Newport during 2013 and 2012. As the stations were acquired from the same entity, the Company considered these acquisitions as a single transaction for purposes of assessing materiality and presenting pro forma information. The following table sets forth unaudited pro forma results of operations, as if the IBS and Grant acquisitions, and the related VIE consolidation, occurred at the beginning of 2013 and the Newport acquisitions occurred at the beginning of 2012, along with transactions necessary to finance the acquisitions (in thousands, except per share data):

	Unaudited
	2014	2013	2012
Net revenue	$677,105	$565,873	$498,859
Income before income taxes	115,191	3,111	54,253
Net income (loss)	67,663	(95)	188,079
Net income (loss) per common share attributable to Nexstar - basic	$2.16	$(0.02)	$6.50
Net income (loss) per common share attributable to Nexstar - diluted	$2.08	$(0.02)	$6.12

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

Beaumont Station Sale

On December 1, 2012, Nexstar sold the net assets of KBTV, its FOX and Bounce TV affiliate in Beaumont-Port Arthur, Texas, to Deerfield Media (Port Arthur), Inc. and San Antonio Television, LLC for $13.9 million, net of $0.1 million working capital sold. Proceeds of the sale were used to repay debt obligations and for general corporate purposes. Nexstar recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense presented as discontinued operations. The operating results of KBTV, comprising net revenue and total operating expenses of $4.1 million of $4.0 million, respectively, for the year ended December 31, 2012, have not been presented as discontinued operations based on materiality for this period.

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2014	2013
Buildings and improvements	39	$65,050	$55,338
Land	N/A	16,699	14,479
Leasehold improvements	term of lease	7,633	4,396
Studio and transmission equipment	5-15	305,075	278,014
Office equipment and furniture	3-7	36,128	29,580
Vehicles	5	14,329	12,924
Construction in progress	N/A	9,116	9,416
		454,030	404,147
Less: accumulated depreciation		(216,291)	(191,888)
Property and equipment, net		$237,739	$212,259

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2014 and 2013, the balance of deferred gain included $2.3 million and $2.7 million, respectively, in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and $0.4 million in other current liabilities as of each of the years then ended.

As of December 31, 2014 and 2013, costs related to purchases of software of $4.3 million and $2.9 million, respectively, were included in net property and equipment. These assets are being amortized over a weighted average useful life of 3 years, based on the life of the contracts. As of December 31, 2014 and 2013, the current portion of the liability associated with these contracts of $1.6 million and $1.1 million, respectively, is included in other current liabilities and the long-term portion of $4.2 million and $3.3 million, respectively, is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets.

As of December 31, 2014, capital leases of $4.6 million were included in property and equipment. The balance of capital lease obligations as of December 31, 2014 included $0.1 million in other current liabilities and $4.5 million in other noncurrent liabilities in the accompanying Consolidated Balance Sheet. There were no significant capital leases in 2013.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (in thousands):

	Estimated	2014			2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$478,888	$(310,097)	$168,791	$441,811	$(291,154)	$150,657
Other definite-lived intangible assets	1-15	52,052	(26,714)	25,338	33,642	(21,578)	12,064
Other intangible assets		$530,940	$(336,811)	$194,129	$475,453	$(312,732)	$162,721

The estimated useful life of network affiliation agreements contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives.

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during the year 2014.  During 2013, certain customers terminated their web hosting and other services agreements with Nexstar. Nexstar acquired these contracts through purchase of the assets of Inergize in December 2012 (See Note 3) and had a total fair value related to these acquired contracts of $1.4 million at acquisition date. Pursuant to the termination agreements, Nexstar received aggregate termination fees of $5.5 million, which was included in net revenue in its Consolidated Statements of Operations during the year ended December 31, 2013. As a result of the contract terminations, Nexstar recognized an additional $1.0 million amortization of intangible assets in the accompanying Consolidated Statement of Operations during the year ended December 31, 2013. As of December 31, 2013, the intangible assets associated with the terminated contracts are fully amortized.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2014 (in thousands):

2015	$28,363
2016	20,776
2017	19,832
2018	17,614
2019	14,675
Thereafter	92,869
$194,129

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2012	$194,400	$(45,991)	$148,409	$269,617	$(49,421)	$220,196
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	49,643	-	49,643	68,824	-	68,824
Balances as of December 31, 2013	244,043	(45,991)	198,052	338,441	(49,421)	289,020
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	58,439	-	58,439	33,020	-	33,020
Balances as of December 31, 2014	$302,482	$(45,991)	$256,491	$371,461	$(49,421)	$322,040

The Company did not have any indicators of impairment in 2014 and therefore did not perform interim impairment tests for goodwill or FCC licenses during this period. The Company performed its annual impairment tests on these intangible assets in the fourth quarter of 2014 using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts and thus it was not necessary to perform the quantitative test method.

As a result of the termination of certain web hosting services agreements during 2013 as discussed above, Nexstar assessed the recoverability of one of its reporting units as of September 30, 2013, between the required annual tests, by comparing its estimated fair value with its carrying amount. Based on the results of the step one analysis, management concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. Therefore, no impairment of goodwill was indicated and Nexstar deemed it not necessary to perform the step two impairment test. The Company’s annual impairment quantitative tests of goodwill and FCC licenses performed as of December 31, 2013 resulted in no impairment charge being recognized.

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2014	2013
Compensation and related taxes	$9,874	$9,744
Sales commissions	3,073	2,556
Employee benefits	2,345	1,354
Property taxes	841	649
Other	16,498	9,839
	$32,631	$24,142

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2014	2013
Term loans, net of discount of $1,725 and $1,554, respectively	$705,054	$545,450
Revolving loans	5,500	-
6.875% Senior unsecured notes due 2020, including premium of $590 and $669, respectively	525,590	525,669
	1,236,144	1,071,119
Less: current portion	(15,840)	(6,857)
	$1,220,304	$1,064,262

Nexstar Senior Secured Credit Facility

On March 10, 2014, pursuant to the mandatory prepayment provisions under its credit agreement, Nexstar prepaid $1.1 million of the outstanding principal balances under its Term Loan B-2. In addition, Nexstar prepaid $0.5 million of the outstanding principal balance under its Term Loan A. The mandatory prepayments were calculated per the credit agreements, based on the consolidated first lien indebtedness ratio, as defined in the credit agreements, less amounts declined by lenders.

Effective April 30, 2014, Nexstar amended its credit agreement. The amendment increased Nexstar’s total commitment under its Term Loan A from $144.0 million to $159.0 million. Pursuant to the terms of the amended credit agreement, Nexstar may also reallocate its unused Term Loan A commitment to Mission. Additionally, the amendments increased the fee on unused Term Loan A commitment from 0.5% to 1.0% and extended the quarterly principal payments commencement from June 30, 2014 to December 31, 2014. On May 5, 2014, Nexstar prepaid $3.2 million of the outstanding principal balance under its Term Loan A pursuant to the terms of its amended credit agreement.

On June 12, 2014, Nexstar borrowed $25.0 million, issued at 99.75%, under its Term Loan A to partially fund the acquisition of certain television stations from Gray TV (See Note 3).

On October 31, 2014, Nexstar borrowed $147.2 million, issued at 99.75%, from all of the remaining unused Term Loan A commitments including the amounts reallocated from Mission as discussed below. On November 28, 2014, Nexstar prepaid $60.0 million of the outstanding principal under its Term Loan A. The net borrowing under Nexstar’s Term Loan A was used to partially fund the remaining purchase price to acquire Grant and CCA. See Note 3 for additional information.

On December 1, 2014, Nexstar amended its credit agreement which increased its revolving loan commitment from $75.0 million to $95.0 million.

As of December 31, 2014 and 2013, the Nexstar senior secured credit facility (the “Nexstar Facility”) had $416.3 million and $313.0 million term loans outstanding, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Nexstar Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. The Nexstar Term Loan A, which matures in June 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, adjusted for any prepayments, with the remainder due at maturity. During the years ended December 31, 2014 and 2013, Nexstar repaid scheduled maturities of $4.0 million and $1.9 million, respectively, of its term loans.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s Fifth Amended and Restated Credit Agreement (the “Nexstar Credit Agreement”). The interest rate of Nexstar’s Term Loan A was 2.4% as of each of the years ended December 31, 2014 and 2013 and the interest rate of Nexstar’s Term Loan B-2 was 3.75% as of each of the years then ended. The interest rate on Nexstar’s revolving credit facility was 2.4% as of each of the years ended December 31, 2014 and 2013. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Mission Senior Secured Credit Facility

On March 10, 2014, pursuant to the mandatory prepayment provisions under Mission’s credit agreement, Mission prepaid $1.0 million of the outstanding principal balance under its Term Loan B-2. The mandatory prepayment was calculated per the credit agreement, based on the consolidated first lien indebtedness ratio, as defined in Nexstar’s credit agreement.

Effective April 30, 2014, Mission amended its credit agreement. The amendment decreased Mission’s total commitment under its Term Loan A from $90.0 million to $60.0 million. Pursuant to the terms of the amended credit agreement, Mission may reallocate its unused Term Loan A commitment to Nexstar. Additionally, the amendment increased the fee on unused Term Loan A commitment from 0.5% to 1.0% and extended the quarterly principal payments commencement from June 30, 2014 to December 31, 2014.

On October 31, 2014, Mission re-allocated all of its $60.0 million unused Term Loan A commitment to Nexstar.

On December 1, 2014, Mission amended its credit agreement which decreased its revolving loan commitment from $30.0 million to $8.0 million.

On December 31, 2014, Mission borrowed $5.5 million under its revolving credit facility in order to pay Nexstar for amounts due under service arrangements.

As of December 31, 2014 and 2013, the Mission senior secured credit facility (the “Mission Facility”) had $229.7 million and $232.5 million term loans outstanding, respectively, and $5.5 million and no amounts outstanding under its revolving credit facility as of the years then ended.

The Mission Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During the years ended December 31, 2014 and 2013, Mission repaid scheduled maturities of $1.8 million and $1.1 million, respectively, of its term loans.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s Fourth Amended and Restated Credit Agreement (the “Mission Credit Agreement”). The interest rate of Mission’s Term Loan B-2 was 3.75% as of each of the years ended December 31, 2014 and 2013 and the interest rate on Mission’s revolving loans was 2.4% as of each of the years then ended.

Marshall Senior Secured Credit Facility

On December 1, 2014, Marshall entered into a new credit agreement with a group of commercial banks (the “Marshall Credit Agreement”). The senior secured credit facility consists of a $60.0 million Term Loan A, issued at 99.75%, the proceeds of which were used to finance Marshall’s acquisition of Grant and CCA stations from Nexstar (See Note 3), and a $2.0 million revolving loan facility.

As of December 31, 2014, the Marshall senior secured credit facility (the “Marshall Facility”) had $59.1 million Term Loan A outstanding and no amounts outstanding under its revolving credit facility as of the year then ended. As of December 31, 2014, the portion of the proceeds under Marshall Term Loan A of $43.0 million is included in other noncurrent assets in the Consolidated Balance Sheet.

The Marshall Term Loan A, which matures in June 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, with the remainder due at maturity. During the year ended December 31, 2014, Marshall repaid a $0.8 million scheduled maturity of its term loans.

Terms of the Marshall Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Marshall’s option and the applicable margin is adjusted quarterly as defined in the Marshall Credit Agreement. The interest rate of Marshall’s Term Loan A was 2.4% as of December 31, 2014.

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in Marshall and has consolidated this entity into Nexstar’s Consolidated Financial Statements beginning December 1, 2014.

Unused Commitments and Borrowing Availability

The Company had $99.5 million of total unused revolving loan commitments under the respective Nexstar, Mission and Marshall credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2014. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. In January 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million and Marshall borrowed $1.0 million under its revolving credit facility. In January and February 2015, Nexstar borrowed a net amount of $40.0 million under its revolving credit facility to partially fund the acquisition of CCA, KASW, Yashi and KLAS (See Note 3).

6.125% Senior Unsecured Notes

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes at par.

The 6.125% Notes will mature on February 15, 2022. Interest on the 6.125% Notes is payable semiannually in arrears on February 15 and August 15 of each year commencing on August 15, 2015. The 6.125% Notes were issued pursuant to an Indenture, dated as of January 29, 2015 (the “6.125% Indenture”). The 6.125% Notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 6.125% Notes are senior obligations of Nexstar and Mission but junior to the secured debt, including the Nexstar Facility, the Mission Facility and the Marshall Facility to the extent of the value of the assets securing such debt. The 6.125% Notes rank equal to the 6.875% Notes.

Nexstar has the option to redeem all or a portion of the 6.125% Notes at any time prior to February 15, 2018 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemptions. At any time on or after February 15, 2018, Nexstar may redeem the 6.125% Notes, in whole or in part, at the redemption prices set forth in the 6.125% Indenture. At any time before February 15, 2018, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 106.125%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from equity offerings.

Upon the occurrence of a change in control (as defined in the 6.125% Indenture), each holder of the 6.125% Notes may require Nexstar to repurchase all or a portion of the 6.125% Notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 6.125% Indenture contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries; prepay, redeem or repurchase certain indebtedness and (7) engage in transactions with affiliates.

The 6.125% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 6.125% Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the 6.125% Notes to be due and payable.

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

The 6.875% Notes will mature on November 15, 2020. Interest on the 6.875% Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 6.875% Notes were issued pursuant to an Indenture, dated as of November 9, 2012, and a First Supplemental Indenture (together with the Indenture, the “6.875% Indenture”), dated as of October 1, 2013. The 6.875% Notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 6.875% Notes are senior obligations of Nexstar and Mission but junior to the secured debt, including the Nexstar Facility, the Mission Facility and the Mashall Facility, to the extent of the value of the assets securing such debt. The 6.875% Notes rank equal to the 6.125% Notes.

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

Upon the occurrence of a change of control (as defined in the 6.875% Indenture), each holder of the 6.875% Notes may require Nexstar to repurchase all or a portion of the 6.875% Notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

During September 2013, Nexstar repurchased $10.4 million of the 8.875% Notes at an average price of 108.2%, plus accrued and unpaid interest, funded by cash on hand. On October 1, 2013, Nexstar and Mission repurchased $292.7 million of the outstanding principal balance of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The repurchases were funded by a combination of the proceeds from the issuance of 6.875% Notes, the Mission Term Loan B-2 and cash on hand. On November 18, 2013, the Company repurchased the remaining $21.9 million outstanding principal balance of the 8.875% Notes at the redemption price of 107.0%, funded by cash on hand. These transactions resulted in a loss on extinguishment of debt of $34.3 million, representing premiums paid to retire the notes and write-off of unamortized debt issuance costs and debt discounts.

Collateralization and Guarantees of Debt

The Credit Facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses of Nexstar, Mission and Marshall. Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility and the Marshall Facility in the event of their default. Similarly, Mission and Marshall are guarantors of the Nexstar Facility. Mission is also a guarantor of Nexstar’s 6.875% Notes and 6.125% Notes. Marshall is not a guarantor of either the 6.875% Notes or the 6.125% Notes.

In consideration of Nexstar’s guarantee of the Mission Facility, Mission has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar Credit Agreement contains covenants which require the Company to comply with certain financial covenant ratios, including (1) a maximum consolidated total net leverage ratio of the Company of 6.75 to 1.00 at December 31, 2014, (2) a maximum consolidated first lien net leverage ratio of 4.0 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of the Company. The Mission Credit Agreement and the Marshall Credit Agreement do not contain financial covenant ratio requirements, but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2014, the Company was in compliance with all of its covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$705,054	$697,420	$545,450	$546,818
Revolving loans	5,500	5,386	-	-
6.875% Senior unsecured notes(2)	525,590	547,313	525,669	561,750

(1)

The fair value of senior secured credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

(2)

The fair value of Nexstar’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities.

Debt Maturities

As of December 31, 2014, the scheduled maturities of the Company’s debt, excluding the unamortized discount and premium, for the years ended December 31 are summarized as follows (in thousands):

2015	$15,840
2016	22,139
2017	33,594
2018	168,614
2019	4,983
Thereafter	992,109
$1,237,279

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

On August 4, 2014, Nexstar signed an agreement for the two stations acquired from Gray TV (See Note 3) transferring the stations’ national representation from Harrington Righter & Parson (“Harrington”) and Petry to Katz. Nexstar, Harrington, Petry and Katz entered into termination and mutual release agreements under which Harrington and Petry agreed to release Nexstar from its future contractual obligations in exchange for total payments of $0.4 million. Katz paid these termination fees on behalf of Nexstar in exchange for entering into a long-term contract with Katz and is being recognized by Nexstar over the remaining contract terms.

As of December 31, 2014 and 2013, the liability associated with these contracts of $0.8 million and $0.7 million, respectively, was included in other current liabilities and $2.2 million and $2.8 million, respectively, was included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets. The Company recognized $0.8 million of these incentives as a reduction of selling, general and administrative expense for each of the years ended December 31, 2014, 2013 and 2012.

9. Common Stock

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

Pursuant to the dividend policy Nexstar announced on November 26, 2012, the board of directors declared in 2013 a total annual cash dividend with respect to the outstanding shares of Class A and Class B common stock of $0.48 per share in equal quarterly installments. In 2014, the board of directors declared a total annual cash dividend with respect to the outstanding shares of Class A common stock of $0.60 per share in equal quarterly installments. In January 2015, the board of directors declared a quarterly dividend for 2015 beginning in the first quarter. See Note 18 for additional information.

In 2012, Nexstar’s former principal stockholder, ABRY Partners, LLC (“ABRY”), converted a total of 5,709,117 shares of Class B common stock into an equal number of Class A common stock. The converted shares were sold in offerings that were completed during the year. During 2013, ABRY converted a total of 7,702,471 shares of outstanding Class B common stock into an equal number of Class A common stock, of which 7,337,087 were sold in various offerings that were completed during the year. The remaining 365,384 shares were repurchased by Nexstar for $8.4 million and held in treasury. As a result of these transactions, no Class B common stock is outstanding and ABRY no longer holds an ownership interest in Nexstar. During the second half of 2013, Nexstar utilized all of the 365,384 shares held in treasury in connection with stock option exercises.

10. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The compensation cost related to restricted stock units is based on the market price of the stock on the date of the award. The fair value of the stock options and restricted stock units, less estimated forfeitures, is recognized ratably over their respective vesting periods. Nexstar granted 797,500 options and 20,500 restricted stock units during the year ended December 31, 2014 and granted 1,000,000 options during the year ended December 31, 2012. No equity incentives were granted during the year ended December 31, 2013. The assumptions used in calculating the fair values of options granted during the years ended December 31, 2014 and 2012 were as follows:

	2014	2012
Expected volatility	87.0% - 87.2%	88.4%
Risk-free interest rates	2.1% - 2.3%	1.2%
Expected life	7 years	7 years
Dividend yields	1.1% - 1.5%	None
Weighted-average grant date fair value per share	$31.87	$7.37

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

The Company recognized stock-based compensation expense of $7.6 million, $2.1 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $22.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation Plans

On September 26, 2012, Nexstar’s majority shareholders approved the 2012 Long-Term Equity Incentive Plan (the “2012 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees or consultants of Nexstar. Upon the effectiveness of the 2012 Plan, no new awards will be granted under the previous equity incentive plans. Under the 2012 Plan, a maximum of 1,500,000 shares can be issued plus unissued available shares from Nexstar’s previous equity incentive plans. As of December 31, 2014, a total of 397,500 shares were available for future grants under the 2012 Plan.

Under Nexstar’s equity incentive plans, options to purchase 2,742,275 shares of Nexstar’s Class A common stock were outstanding and 20,500 restricted stock units were unvested as of December 31, 2014. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over a range of four to five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. The restricted stock units vest over four years from the date of the award. All unvested restricted stock units are forfeited immediately upon the employee’s termination for any reason other than change of control. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2014:

		Outstanding Options				Non-Vested Options
				Weighted-
			Weighted-	Average	Aggregate		Weighted-
	Shares		Average	Remaining	Intrinsic		Average
	Available		Exercise	Contractual	Value(1)		Grant-Date
	for Grant	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Balances as of December 31, 2013	1,158,000	2,575,800	$6.24			934,000	$6.33
Options granted	(797,500)	797,500	$45.92			797,500	-
Restricted stock units awarded	(20,500)	-	-			-	-
Exercised	-	(573,525)	$3.54			-	-
Vested	-	-	-			(392,000)	$5.27
Forfeited/cancelled	57,500	(57,500)	$41.21			(52,500)	$30.94
Balances as of December 31, 2014	397,500	2,742,275	$17.61	6.44	$93,728	1,287,000	$21.48
Exercisable as of December 31, 2014		1,455,275	$6.20	4.68	$66,351
Fully vested and expected to vest as of December 31, 2014		2,713,295	$17.39	6.41	$93,339

(1)

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $51.79 on December 31, 2014, and the stock option exercise prices multiplied by the number of options outstanding.

For the years ended December 31, 2014, 2013 and 2012, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $26.5 million, $44.5 million and $3.9 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the aggregate fair value of options vested during the year was $2.1 million, $2.1 million and $0.9 million, respectively.

11. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2014	2013	2012
Current tax expense (benefit):
Federal	$402	$(681)	$681
State	2,230	480	1,518
	2,632	(201)	2,199
Deferred tax expense (benefit):
Federal	38,176	2,069	(127,131)
State	5,293	732	(4,249)
	43,469	2,801	(131,380)
Income tax expense (benefit)	$46,101	$2,600	$(129,181)

Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows (in thousands):

	2014	2013	2012
Continuing operations	$46,101	$2,600	$(132,279)
Discontinued operations	-	-	3,098
Income tax expense (benefit)	$46,101	$2,600	$(129,181)

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

The income tax expense (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss (income) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2014	2013	2012
Income tax expense (benefit) at 35% statutory federal rate	$38,752	$285	$15,777
Change in valuation allowance	-	-	(151,394)
State and local taxes, net of federal benefit	5,373	599	2,616
Nondeductible compensation	690	479	702
Nondeductible acquisition costs	342	611	-
Nondeductible meals and entertainment	381	321	255
Other	563	305	(235)
Income tax expense (benefit)	$46,101	$2,600	$(132,279)

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$106,890	$134,596
Deferred revenue	1,111	1,071
Deferred gain on sale of assets	1,084	1,250
Other	14,607	11,535
Total deferred tax assets	123,692	148,452
Deferred tax liabilities:
Property and equipment	(9,528)	(5,803)
Other intangible assets	(18,933)	(9,272)
Goodwill	(24,352)	(22,608)
FCC licenses	(58,197)	(41,286)
Other	(114)	-
Total deferred tax liabilities	(111,124)	(78,969)
Net deferred tax assets	$12,568	$69,483

During the years ended December 31, 2014, 2013 and 2012, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax (benefit) expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce net operating loss carryforwards (“NOLs”).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2010. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $14.8 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

The Company has gross federal and state income tax NOL carryforwards of $333.0 million and $69.9 million, respectively, which are available to reduce future taxable income if utilized before their expiration. The federal NOL carryforwards include excess tax benefits not recognized under GAAP as noted above. The federal NOLs expire through 2033 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. In May 2013, ABRY sold 3,865,384 shares of common stock and it no longer has any ownership interest in Nexstar. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. The sale of common stock by ABRY is not expected to impact Mission. The Company expects to be able to utilize its existing NOLs prior to their expiration. Nexstar’s estimated annual Section 382 limitation following the ownership change is $209.0 million for 2015, $91.0 million for each of 2016-2017, $45.0 million for 2018 and $21.0 million annually thereafter.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but it recently has solicited comment on whether that deadline should be extended.

Media Ownership

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”

In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). The FNPRM incorporates the record of the uncompleted 2010 quadrennial review proceeding and solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. Various parties, including Nexstar (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. If Nexstar is required to amend or terminate its existing agreements with Mission and others, the Company could have a reduction in revenue and could incur increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. These new processing guidelines have impacted the Company’s previously announced acquisitions and may affect the Company’s acquisition of additional stations in the future.

In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  This Report and Order is the subject of a pending court appeal.  In December 2014, the FCC released a public notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum.  Comments on this public notice are expected to be filed in the first quarter of 2015. The FCC is deciding additional issues related to the incentive auction, including still-outstanding technical issues, in other proceedings. The FCC has stated its intention to conduct the incentive auction in 2016. The reallocation of television spectrum for wireless broadband use will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements for certain of their stations. This new rule is now effective and is the subject of a pending court appeal. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.

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

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2014 (in thousands):

2015	$7,946
2016	7,024
2017	4,251
2018	976
2019	446
Thereafter	833
$21,476

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through January 2053. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $7.1 million, $6.2 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2014 (in thousands):

2015	$7,154
2016	7,132
2017	7,244
2018	7,295
2019	7,401
Thereafter	24,964
$61,190

Capital Leases

The Company leases certain equipment and tower facilities under noncancelable lease arrangements. These contracts were accounted for as capital leases and included in property and equipment (See Note 4). The future minimum lease payments under these agreements are as follows as of December 31, 2014 (in thousands):

2015	$351
2016	361
2017	331
2018	315
2019	328
Thereafter	6,674
8,360
Less: Amount representing interest	3,765
$4,595

Guarantee of Mission and Marshall Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility and the Marshall Facility. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2014, Mission had a maximum commitment of $238.1 million under its senior secured credit facility, of which $235.6 million of debt was outstanding, and Marshall had a maximum commitment of $61.2 million under its senior secured credit facility, of which $59.2 million of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2014, certain technical, production and news employees at nine of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

14. Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company, including its 100%, directly or indirectly, owned subsidiaries and its consolidated VIEs. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The Nexstar column presents Nexstar’s financial information (not including any subsidiaries). Nexstar owns 100% of Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), which owns 100% of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Holdings (not including any subsidiaries) and other VIEs consolidated by Nexstar Broadcasting in 2014 (See Note 2). Nexstar Broadcasting, Mission and the non-guarantor other consolidated VIEs have no subsidiaries.

Nexstar Broadcasting’s outstanding 6.875% Notes (See Note 7) are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$130,472	$880	$560	$-	$131,912
Amounts due from consolidated entities	-	-	29,867	-	(29,867)	-
Other current assets	-	166,112	17,972	1,668	-	185,752
Total current assets	-	296,584	48,719	2,228	(29,867)	317,664
Investments in subsidiaries	109,567	-	-	124,809	(234,376)	-
Amounts due from consolidated entities	1,476	13,764	-	-	(15,240)	-
Property and equipment, net	-	211,504	24,166	2,069	-	237,739
Goodwill	-	221,183	32,489	2,819	-	256,491
FCC licenses	-	275,313	41,563	5,164	-	322,040
Other intangible assets, net	-	163,796	21,310	9,023	-	194,129
Other noncurrent assets	-	65,451	23,818	44,893	-	134,162
Total assets	$111,043	$1,247,595	$192,065	$191,005	$(279,483)	$1,462,225
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$10,703	$1,837	$3,300	$-	$15,840
Amounts due to consolidated entities	-	29,026	-	841	(29,867)	-
Other current liabilities	-	73,546	6,713	1,167	-	81,426
Total current liabilities	-	113,275	8,550	5,308	(29,867)	97,266
Debt	-	931,143	233,357	55,804	-	1,220,304
Amounts due to consolidated entities	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	78,101	8,667	1,353	-	88,118
Total liabilities	(3)	1,122,519	250,574	77,705	(45,107)	1,405,688
Stockholders' equity (deficit)	111,046	125,076	(58,509)	113,300	(234,376)	56,537
Total liabilities and stockholders' equity (deficit)	$111,043	$1,247,595	$192,065	$191,005	$(279,483)	$1,462,225

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantor	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$36,312	$3,716	$-	$-	$40,028
Amounts due from consolidated entities	-	3,847	-	-	(3,847)	-
Other current assets	-	146,298	14,840	-	-	161,138
Total current assets	-	186,457	18,556	-	(3,847)	201,166
Investments in subsidiaries	61,100	-	-	76,342	(137,442)	-
Amounts due from consolidated entities	259	14,981	-	-	(15,240)	-
Property and equipment, net	-	185,499	26,760	-	-	212,259
Goodwill	-	165,563	32,489	-	-	198,052
FCC licenses	-	247,457	41,563	-	-	289,020
Other intangible assets, net	-	138,683	24,038	-	-	162,721
Other noncurrent assets	-	69,161	31,343	-	-	100,504
Total assets	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$4,523	$2,334	$-	$-	$6,857
Amounts due to consolidated entities	-	-	3,847	-	(3,847)	-
Other current liabilities	-	72,115	4,950	-	-	77,065
Total current liabilities	-	76,638	11,131	-	(3,847)	83,922
Debt	-	834,131	230,131	-	-	1,064,262
Amounts due to consolidated entities	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	20,690	8,080	2	-	28,769
Total liabilities	(3)	931,459	249,342	15,242	(19,087)	1,176,953
Stockholders' equity (deficit):	61,362	76,342	(74,593)	61,100	(137,442)	(13,231)
Total liabilities and stockholders' equity (deficit)	$61,359	$1,007,801	$174,749	$76,342	$(156,529)	$1,163,722

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$594,011	$36,498	$802	$-	$631,311
Revenue between consolidated entities	-	10,012	42,079	64	(52,155)	-
Net revenue	-	604,023	78,577	866	(52,155)	631,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	169,082	18,135	215	-	187,432
Selling, general, and administrative expenses, excluding depreciation and amortization	-	171,388	3,118	285	-	174,791
Local service agreement fees between consolidated entities	-	42,079	9,780	296	(52,155)	-
Amortization of broadcast rights	-	28,365	5,844	107	-	34,316
Amortization of intangible assets	-	22,914	2,728	208	-	25,850
Depreciation	-	32,270	2,760	17	-	35,047
Loss on asset disposal, net	-	568	70	-	-	638
Total operating expenses	-	466,666	42,435	1,128	(52,155)	458,074
Income from operations	-	137,357	36,142	(262)	-	173,237
Interest expense, net	-	(51,804)	(10,014)	(141)	-	(61,959)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(556)	-	-	-	(556)
Equity in income of subsidiaries	48,466	-	-	48,466	(96,932)	-
Income before income taxes	48,466	84,947	26,107	48,063	(96,932)	110,651
Income tax (expense) benefit	-	(36,214)	(10,023)	136	-	(46,101)
Net income	$48,466	$48,733	$16,084	$48,199	$(96,932)	$64,550

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantor	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$473,359	$28,971	$-	$-	$502,330
Revenue between consolidated entities	-	9,740	39,513	-	(49,253)	-
Net revenue	-	483,099	68,484	-	(49,253)	502,330
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	133,161	14,550	-	-	147,711
Selling, general, and administrative expenses, excluding depreciation and amortization	-	147,875	3,058	-	-	150,933
Local service agreement fees between consolidated entities	-	39,513	9,740	-	(49,253)	-
Amortization of broadcast rights	-	29,405	6,034	-	-	35,439
Amortization of intangible assets	-	23,386	6,762	-	-	30,148
Depreciation	-	30,043	3,535	-	-	33,578
Loss on asset disposal, net	-	1,103	177	-	-	1,280
Total operating expenses	-	404,486	43,856	-	(49,253)	399,089
Income from operations	-	78,613	24,628	-	-	103,241
Interest expense, net	-	(50,062)	(16,181)	-	-	(66,243)
Loss on extinguishment of debt	-	(20,392)	(14,332)	-	-	(34,724)
Other expenses	-	(1,157)	(302)	-	-	(1,459)
Equity in income of subsidiaries	1,961	-	-	1,961	(3,922)	-
Income (loss) before income taxes	1,961	7,002	(6,187)	1,961	(3,922)	815
Income tax (expense) benefit	-	(5,041)	2,441	-	-	(2,600)
Net income (loss)	$1,961	$1,961	$(3,746)	$1,961	$(3,922)	$(1,785)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2012

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantor	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$360,022	$18,610	$-	$-	$378,632
Revenue between consolidated entities	-	7,740	33,352	-	(41,092)	-
Net revenue	-	367,762	51,962	-	(41,092)	378,632
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	84,444	7,320	-	-	91,764
Selling, general, and administrative expenses, excluding depreciation and amortization	-	114,648	2,887	-	-	117,535
Local service agreement fees between consolidated entities	-	33,352	7,740	-	(41,092)	-
Amortization of broadcast rights	-	18,172	4,239	-	-	22,411
Amortization of intangible assets	-	17,913	5,081	-	-	22,994
Depreciation	-	20,702	2,853	-	-	23,555
Loss (gain) on asset disposal, net	-	623	(155)	-	-	468
Total operating expenses	-	289,854	29,965	-	(41,092)	278,727
Income from operations	-	77,908	21,997	-	-	99,905
Interest expense, net	-	(36,522)	(15,037)	-	-	(51,559)
Loss on extinguishment of debt	-	(3,039)	(233)	-	-	(3,272)
Equity in income of subsidiaries	135,250	-	-	135,250	(270,500)	-
Income from continuing operations before income taxes	135,250	38,347	6,727	135,250	(270,500)	45,074
Income tax benefit	-	91,764	40,515	-	-	132,279
Income from continuing operations	135,250	130,111	47,242	135,250	(270,500)	177,353
Gain on disposal of station, net of income tax expense	-	5,139	-	-	-	5,139
Net income	$135,250	$135,250	$47,242	$135,250	$(270,500)	$182,492

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$168,242	$(1,928)	$213	$-	$166,527

Cash flows from investing activities:
Purchases of property and equipment	-	(20,153)	(236)	-	-	(20,389)
Deposits and payments for acquisitions	-	(163,533)	(3,200)	(58,300)	15,300	(209,733)
Proceeds from sale of a station	-	15,300	-	-	(15,300)	-
Other investing activities	-	89	-	-	-	89
Net cash used in investing activities	-	(168,297)	(3,436)	(58,300)	-	(230,033)

Cash flows from financing activities:
Proceeds from long-term debt	-	171,925	5,500	59,850	-	237,275
Repayments of long-term debt	-	(68,849)	(2,832)	(750)	-	(72,431)
Common stock dividends paid	(18,445)	-	-	-	-	(18,445)
Inter-company payments	16,414	(16,414)	-	-	-	-
Other financing activities	2,031	7,553	(140)	(453)	-	8,991
Net cash provided by financing activities	-	94,215	2,528	58,647	-	155,390
Net increase (decrease) in cash and cash equivalents	-	94,160	(2,836)	560	-	91,884
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$130,472	$880	$560	$-	$131,912

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantor	Eliminations	Company
Cash flows from operating activities	$-	$19,994	$4,428	$-	$2,917	$27,339

Cash flows from investing activities:
Purchases of property and equipment	-	(18,790)	(165)	-	-	(18,955)
Deposits and payments for acquisitions	-	(169,874)	(59,508)	-	-	(229,382)
Other investing activities	-	56	3,080	-	(2,917)	219
Net cash used in investing activities	-	(188,608)	(56,593)	-	(2,917)	(248,118)

Cash flows from financing activities:
Proceeds from long-term debt	-	459,563	195,000	-	-	654,563
Repayments of long-term debt	-	(300,825)	(138,010)	-	-	(438,835)
Common stock dividends paid	(14,302)	-	-	-	-	(14,302)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	15,765	(15,765)	-	-	-	-
Other financing activities	6,959	(6,728)	(1,427)	-	-	(1,196)
Net cash provided by financing activities	-	136,245	55,563	-	-	191,808
Net (decrease) increase in cash and cash equivalents	-	(32,369)	3,398	-	-	(28,971)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$36,312	$3,716	$-	$-	$40,028

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantor	Eliminations	Company
Cash flows from operating activities	$-	$74,090	$5,798	$-	$-	$79,888

Cash flows from investing activities:
Purchases of property and equipment	-	(16,973)	(287)	-	-	(17,260)
Deposits and payments for acquisitions	-	(229,453)	(6,000)	-	-	(235,453)
Proceeds from disposal of station	-	13,860	-	-	-	13,860
Other investing activities	-	40	196	-	-	236
Net cash used in investing activities	-	(232,526)	(6,091)	-	-	(238,617)

Cash flows from financing activities:
Proceeds from long-term debt	-	560,750	48,000	-	-	608,750
Repayments of long-term debt	-	(328,719)	(49,115)	-	-	(377,834)
Payments for debt financing costs	-	(13,066)	(172)	-	-	(13,238)
Inter-company payments	(1,768)	1,768	-	-	-	-
Other financing activities	1,768	736	-	-	-	2,504
Net cash provided by (used in) financing activities	-	221,469	(1,287)	-	-	220,182
Net increase (decrease) in cash and cash equivalents	-	63,033	(1,580)	-	-	61,453
Cash and cash equivalents at beginning of period	-	5,648	1,898	-	-	7,546
Cash and cash equivalents at end of period	$-	$68,681	$318	$-	$-	$68,999

15. Employee Benefits

Nexstar and Mission have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of Nexstar and Mission. During the years ended December 31, 2014, 2013 and 2012, Nexstar contributed $1.0 million, $0.8 million and $0.6 million, respectively, to the Nexstar Plan and Mission contributed $20 thousand, $20 thousand and $16 thousand, respectively, to the Mission Plan.

Under a collective bargaining agreement, the Company contributes three percent of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for the contribution. The Company’s pension benefit contribution totaled $17 thousand, $21 thousand and $24 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

16. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(in thousands, except per share amounts)
Net revenue	$133,833	$146,930	$157,744	$192,804
Income from operations	27,700	34,942	41,696	68,899
Income before income taxes	12,402	19,405	25,994	52,850
Net income	7,353	10,944	15,404	30,849
Basic net income per common share	$0.24	$0.36	$0.50	$1.00
Basic weighted average shares outstanding	30,603	30,641	30,888	30,962
Diluted net income per common share	$0.23	$0.34	$0.48	$0.96
Diluted weighted average shares outstanding	31,909	31,932	32,067	32,102

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013(1)
	(in thousands, except per share amounts)
Net revenue	$112,205	$126,211	$125,792	$138,122
Income from operations	17,818	28,192	25,153	32,078
Income (loss) before income taxes	1,185	11,205	7,121	(18,696)
Net income (loss)	705	6,367	3,595	(12,452)
Basic net income (loss) per common share	$0.02	$0.22	$0.12	$(0.41)
Basic weighted average shares outstanding	29,461	29,604	30,048	30,465
Diluted net income (loss) per common share	$0.02	$0.20	$0.11	$(0.41)
Diluted weighted average shares outstanding	31,054	31,325	31,509	30,465

(1)

During September 2013, Nexstar repurchased $10.4 million of the 8.875% Notes. In the fourth quarter of 2013, Nexstar and Mission repurchased the remaining principal balance under their 8.875% Notes of $314.6 million. These transactions resulted in a loss on extinguishment of debt of $34.3 million.

17. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2014	$3,035	$2,604	$(2,637)	$3,002
Year Ended December 31, 2013	1,965	2,697	(1,627)	3,035
Year Ended December 31, 2012	1,313	2,390	(1,738)	1,965

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance on Deferred Tax Assets Rollforward

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2014	$-	$-	$-	$-
Year Ended December 31, 2013	-	-	-	-
Year Ended December 31, 2012	151,394	-	(151,394)	-

(1)	In the fourth quarter of 2012, the Company released the valuation allowance against deferred tax assets.

18. Subsequent Events

Effective January 1, 2015, Nexstar completed its acquisition of CCA. Concurrently, Nexstar sold the assets of certain acquired CCA stations to Marshall and BCB. See Note 3 for additional information.

On January 29, 2015, Nexstar completed the issuance and sale of 6.125% Notes. See Note 7 for additional information.

On January 30, 2015, Nexstar’s Board of Directors declared a quarterly dividend of $0.19 per share of its Class A common stock. The dividend was paid on February 27, 2015 to stockholders of record on February 13, 2015.

In January 2015, Nexstar completed the acquisition of KASW. In February 2015, Nexstar completed the acquisition of Yashi and KLAS. See Note 3 for additional information on these transactions.

In January 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million.

In January 2015, Marshall borrowed $1.0 million under its revolving credit facility.

In January and February of 2015, Nexstar borrowed a net amount of $40.0 million under its revolving credit facility.

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

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)
4.4

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.5

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and The Bank of New York Mellon, as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.6

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015)

10.1

Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.2

First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3

Second Amendment (Incremental Amendment) to the Fifth Amended and Restated Credit Agreement, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4

Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.5

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.6

Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several lenders named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.7

Fifth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

Exhibit No.	Exhibit Index
10.8

Third Restated Guaranty dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.9

Guaranty (Nexstar Obligations) dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.10

Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.11

Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.12

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.13

Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.14

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.15

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.16

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.17

Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.18

Credit Agreement dated as of December 1, 2014, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.19

Guaranty (Marshall Obligations) dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.20

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

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

Exhibit No.	Exhibit Index
10.25

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)

10.26

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on September 17, 2012)

10.27

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)

10.28

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 1, 2014.

10.29

Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.30

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.31

Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.32

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.33

Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 13, 2011)

10.34

Amendment to Executive Employment Agreement, dated as of December 5, 2011, by and between Richard Rogala and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 8, 2011)

10.35

Executive Employment Agreement, dated as of October 29, 2013, between Thomas M. O’Brien and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 6, 2013)

10.36

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.37	Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP)*
10.38

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

10.41

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.42

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.43

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

10.47

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

10.51

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.52

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.53

Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.54

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE – KSNF) (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.55

Letter notifying Mission Broadcasting, Inc. of the election to extend Shared Service Agreement (KODE-KSNF) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

10.56

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

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

Exhibit No.	Exhibit Index
10.59

Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.60

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.61

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.62

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.63

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.64

Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.65

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

10.67

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.68

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

10.70

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.71

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.72

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

10.75

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.76

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

10.78

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.79

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.80

Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.81

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.82

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.83

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.84

Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.85

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.86

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.87

Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.88

Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.89

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.90

Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.91

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.92

Nexstar Broadcasting Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Broadcasting Group, Inc. on July 6, 2004)

10.93

Nexstar Broadcasting Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 1, 2006)

10.94

Nexstar Broadcasting Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2012)

Exhibit No.	Exhibit Index
10.95

Stock Purchase Agreement, dated as of April 24, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Communications Corporation of America and White Knight Broadcasting (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 30, 2013)

10.96

Asset Purchase Agreement by and between Internet Broadcasting Systems, Inc. and Nexstar Broadcasting, Inc. dated March 12, 2014 (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.97

Stock Purchase Agreement by and among Estate of Milton Grant, Grant Company, Inc. and Nexstar Broadcasting, Inc, dated November 6, 2013. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

14.1

Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2014 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

*	Filed herewith.