Form 10-Q
period 2015-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2015-05-11
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 4, 2015, the registrant had 31,291,608 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,584	$131,912
Accounts receivable, net of allowance for doubtful accounts of $4,544 and $3,002, respectively	164,581	127,878
Deferred tax assets, net	49,926	41,737
Broadcast rights	16,855	10,873
Prepaid expenses and other current assets	5,692	5,264
Total current assets	281,638	317,664
Property and equipment, net	277,837	237,739
Goodwill	441,129	256,491
FCC licenses	489,698	322,040
Other intangible assets, net	347,660	194,129
Other noncurrent assets, net	65,189	134,162
Total assets (1)	$1,903,151	$1,462,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$17,189	$15,840
Current portion of broadcast rights payable	17,937	11,935
Accounts payable	20,335	17,231
Accrued expenses	38,096	36,807
Taxes payable	19,064	4,899
Interest payable	16,612	4,601
Other current liabilities	7,180	5,953
Total current liabilities	136,413	97,266
Debt	1,526,830	1,220,304
Deferred tax liabilities	117,198	44,224
Other noncurrent liabilities	51,273	43,894
Total liabilities (1)	1,831,714	1,405,688
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2015 and December 31, 2014	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,291,608 and 31,172,060 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	313	312
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2015 and December 31, 2014	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2015 and December 31, 2014	-	-
Additional paid-in capital	398,116	398,029
Accumulated deficit	(332,897)	(345,804)
Total Nexstar Broadcasting Group, Inc. stockholders' equity	65,532	52,537
Noncontrolling interests in consolidated variable interest entities	5,905	4,000
Total stockholders' equity	71,437	56,537
Total liabilities and stockholders' equity	$1,903,151	$1,462,225

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of March 31, 2015 and December 31, 2014 include certain assets held by consolidated VIEs of $122.9 million and $49.1 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of March 31, 2015 and December 31, 2014 include certain liabilities of consolidated VIEs of $38.5 million and $17.9 million for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$203,391	$133,833
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	69,685	41,849
Selling, general, and administrative expenses, excluding depreciation and amortization	57,289	41,040
Amortization of broadcast rights	14,581	8,632
Amortization of intangible assets	13,060	6,193
Depreciation	10,872	8,419
Total operating expenses	165,487	106,133
Income from operations	37,904	27,700
Interest expense, net	(19,293)	(15,170)
Other expenses	(118)	(128)
Income before income taxes	18,493	12,402
Income tax expense	(6,581)	(5,049)
Net income	11,912	7,353
Net loss attributable to noncontrolling interests	995	-
Net income attributable to Nexstar Broadcasting Group, Inc.	$12,907	$7,353
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$0.41	$0.24
Diluted	$0.40	$0.23
Weighted average number of common shares outstanding:
Basic	31,196	30,603
Diluted	32,256	31,909

Dividends declared per common share	$0.19	$0.15

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(in thousands, except share information, unaudited)

											Noncontrolling
											interests in
			Common Stock						Additional		consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	interest entities	Equity
Balances as of December 31, 2014	-	$-	31,172,060	$312	-	$-	-	$-	$398,029	$(345,804)	$4,000	$56,537
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,858	-	-	2,858
Exercise of stock options	-	-	119,548	1	-	-	-	-	1,464	-	-	1,465
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	1,686	-	-	1,686
Common stock dividends declared	-	-	-	-	-	-	-	-	(5,921)	-	-	(5,921)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	2,900	2,900
Net income	-	-	-	-	-	-	-	-	-	12,907	(995)	11,912
Balances as of March 31, 2015	-	$-	31,291,608	$313	-	$-	-	$-	$398,116	$(332,897)	$5,905	$71,437

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$11,912	$7,353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	453	1,015
Amortization of broadcast rights, excluding barter	5,162	2,960
Depreciation of property and equipment	10,872	8,419
Amortization of intangible assets	13,060	6,193
Loss (gain) on asset disposal, net	802	(15)
Amortization of debt financing costs	820	647
Amortization of debt discount (premium), net	65	43
Stock-based compensation expense	2,858	1,643
Deferred income taxes	5,139	4,496
Payments for broadcast rights	(5,271)	(3,149)
Deferred gain recognition	(109)	(109)
Amortization of deferred representation fee incentive	(264)	(205)
Non-cash representation contract termination fee	1,516	-
Excess tax benefit from stock option exercises	(1,686)	(274)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	934	3,958
Prepaid expenses and other current assets	1,452	1,184
Other noncurrent assets	56	92
Accounts payable and accrued expenses	(5,781)	1,528
Taxes payable	(4,478)	141
Interest payable	12,011	8,932
Other noncurrent liabilities	103	(121)
Net cash provided by operating activities	49,626	44,731
Cash flows from investing activities:
Purchases of property and equipment	(6,401)	(3,983)
Payments for acquisitions, net of cash acquired	(459,979)	(22,057)
Proceeds from disposal of a station	26,805	-
Proceeds from disposals of property and equipment	877	14
Net cash used in investing activities	(438,698)	(26,026)
Cash flows from financing activities:
Proceeds from long-term debt	411,950	-
Repayments of long-term debt	(104,140)	(3,610)
Payments for debt financing costs	(2,920)	(77)
Proceeds from exercise of stock options	1,465	107
Excess tax benefit from stock option exercises	1,686	274
Common stock dividends paid	(5,921)	(4,588)
Payments for capital lease obligations	(376)	(259)
Net cash provided by (used in) financing activities	301,744	(8,153)
Net (decrease) increase in cash and cash equivalents	(87,328)	10,552
Cash and cash equivalents at beginning of period	131,912	40,028
Cash and cash equivalents at end of period	$44,584	$50,580
Supplemental information:
Interest paid	$6,397	$5,547
Income taxes paid, net of refunds	$5,925	$47
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,321	$966
Noncash purchases of property and equipment	$1,276	$14
Accrued debt financing costs	$127	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2015, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 107 television stations and 36 digital multicast channels, including those owned by variable interest entities (“VIEs”), in 58 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. The stations are affiliates of ABC (20 stations), NBC (20 stations), FOX (28 stations), CBS (17 stations), The CW (10 stations and 2 digital multicast channels), MyNetworkTV (10 stations and 4 digital multicast channels), Telemundo (one station and one digital multicast channel), RTV (one station), Bounce TV (9 digital multicast channels), Me-TV (9 digital multicast channels), Estrella (6 digital multicast channels), LATV (one digital multicast channel), This TV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), Movies! (one digital multicast channel) and News/Weather (one digital multicast channel). Through various local service agreements, Nexstar provided sales, programming and other services to 31 stations and 6 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary. Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Effective January 1, 2015, Nexstar entered into local service agreements to provide programming and sales services to stations acquired from Communications Corporation of America (“CCA”) and sold to Marshall Broadcasting Group, Inc. (“Marshall”) and stations owned by White Knight Broadcasting (“White Knight”), which were considered as VIEs as of that date.

Certain assets of consolidated VIEs are not available to settle the obligations of Nexstar and there are certain liabilities of consolidated VIEs for which the creditors of the VIEs do not have recourse to the general credit of Nexstar. In previous filings, the Company presented such amounts as separate amounts on its Consolidated Balance Sheets.  The Company has elected to present these amounts in this and future filings in a combined footnote on the Consolidated Balance Sheets, with footnote disclosure of the related carrying amounts and classification, as follows (in thousands):

	March 31,	December 31,
	2015	2014
Current assets	$3,196	$12	(1)
Property and equipment, net	4,503	-
Goodwill	18,451	697	(1)
FCC licenses	74,312	46,727
Other intangible assets, net	21,419	1,695	(1)
Other noncurrent assets, net	974	-
Total assets	122,855	49,131

Current liabilities	11,370	7,852
Noncurrent liabilities	27,132	10,018
Total liabilities	$38,502	$17,870

(1)

These balances relate to Parker Broadcasting of Colorado, LLC and were previously not presented separately on the Consolidated Balance Sheet. This correction is not considered material to the Consolidated Financial Statements as of December 31, 2014.

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Variable Interest Entities

The Company may determine that an entity is a VIE as a result of local service agreements entered into with the owner-operator of an entity. The term local service agreements generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall and Parker Broadcasting of Colorado, LLC (“Parker”) are consolidated by Nexstar because Nexstar is deemed under U.S. GAAP to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with these stations, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 6), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

Effective January 1, 2015, upon Nexstar’s acquisition of CCA, Nexstar assumed the contractual obligations under CCA’s local service agreements with White Knight, the owner of six television stations in the Baton Rouge, Louisiana, Shreveport, Louisiana and Tyler-Longview, Texas markets. Nexstar evaluated the business arrangements with White Knight and has determined that it has a variable interest in this entity. Nexstar has also determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of White Knight, including management advice and consultation in broadcast matters, the ability to sell certain advertising on the White Knight stations, the production of the White Knight stations’ news and other programming, and oversight and control of sales management personnel. Additionally, Nexstar assumed CCA’s options to acquire the assets and assume the liabilities of each White Knight station, subject to FCC consent. Simultaneous with Nexstar’s acquisition of CCA, Nexstar sold the assets of CCA stations KPEJ and KMSS to Marshall and, as discussed above, Nexstar is the primary beneficiary of Marshall. Therefore, Nexstar consolidated White Knight, KPEJ and KMSS as of January 1, 2015. See Note 3 for additional information with respect to these transactions.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2015 with Mission, Marshall, Parker and White Knight:

Service Agreements	Owner	Mission Stations
TBA Only	Mission	WFXP and KHMT
	Parker	KFQX
SSA & JSA	Mission	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KZUP, KFXK, KFXL, KLPN, KSHV

Nexstar’s ability to receive cash from Mission, Marshall, Parker and White Knight is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission, Marshall, Parker and White Knight maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$5,662	$1,440
Accounts receivable, net	13,645	7,594
Deferred tax assets, net	9,474	9,389
Prepaid expenses and other current assets	3,709	2,657
Total current assets	32,490	21,080
Property and equipment, net	32,332	26,235
Goodwill	70,081	35,308
FCC licenses	74,312	46,727
Other intangible assets, net	62,368	30,333
Other noncurrent assets, net	24,561	64,858
Total assets	$296,144	$224,541

Current liabilities:
Current portion of debt	$5,561	$5,137
Interest payable	28	28
Other current liabilities	11,372	7,852
Total current liabilities	16,961	13,017
Debt	284,053	289,161
Other noncurrent liabilities	27,133	10,018
Total liabilities	$328,147	$312,196

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2017. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in WYZZ because it does not have the ultimate power to direct the activities that most significantly impact the economic performance of the station, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated this station under authoritative guidance related to the consolidation of VIEs. Under the outsourcing agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ outsourcing agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owner of WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

As of March 31, 2015 and December 31, 2014, Nexstar had balances in accounts payable of $0.1 million and $0.5 million, respectively, for fees under this arrangement and had receivables for advertising aired on these stations of $0.5 million and $0.7 million, respectively. Fees incurred under this arrangement of $0.1 million and $0.3 million were included in direct operating expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, respectively.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

Income Per Share

Basic income per share is computed by dividing the net income attributable to Nexstar by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common stock were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted average shares outstanding - basic	31,196	30,603
Dilutive effect of equity incentive plan instruments	1,060	1,306
Weighted average shares outstanding - diluted	32,256	31,909

Stock options and restricted stock units to acquire Class A common stock excluded from the computation of diluted earnings per share were comprised of a weighted average of 1,043,000 shares and 621,000 shares for the three months ended March 31, 2015 and 2014, respectively, because their impact would have been antidilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with a proposed one year delay. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations). All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of VIE consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The amendments in this accounting standard are effective for public business entities for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company does not expect this guidance to have a significant impact on its financial statements, other than a change in the financial statement classification of debt issuance costs. As of March 31, 2015 and December 31, 2014, $19.1 million and $17.0 million, respectively, of net debt financing costs were included in other noncurrent assets in the Condensed Consolidated Balance Sheets. Under the new guidance, the carrying amount of debt financing costs would reduce the Company’s total debt.

3.  Acquisitions and Dispositions

CCA

Effective January 1, 2015, Nexstar completed the acquisition of the outstanding equity of privately-held CCA from SP ComCorp LLC (“SP ComCorp”), NexPoint Credit Strategies Fund (“NexPoint”) and Highland Floating Rate Opportunities Fund (“Highland”) and assumed CCA’s rights and obligations under its existing local service agreements with White Knight, for $278.3 million in cash, less a $0.2 million receivable from the sellers representing working capital adjustment. CCA and White Knight, collectively, owned 19 television stations in 10 markets.

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the $251.3 million remaining purchase price at closing funded by a combination of cash on hand, term loans borrowed in October 2014 and borrowings from its revolving credit facility in January 2015 (See Note 6). The transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred during the three months ended March 31, 2015. Additionally, employment charges of $0.5 million were incurred and included in the Condensed Consolidated Statements of Operations.

Simultaneous with Nexstar’s acquisition of CCA, Nexstar sold the assets of CCA stations KPEJ and KMSS to Marshall for $43.3 million in cash, funded primarily by a $43.0 million deposit made in December 2014 arising from Marshall’s term loan. Nexstar also entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, Nexstar sold the assets of CCA station WEVV, the CBS and FOX affiliate serving the Evansville, Indiana market, to Bayou City Broadcasting Evansville, Inc. (“BCB”) for $26.8 million in cash, plus a $0.8 million cash sale of certain real estate properties previously owned by Nexstar (not acquired from CCA). Nexstar recognized a net loss on disposal of $0.5 million in connection with this transaction. There is no relationship between Nexstar and BCB or their respective stations after the sale.

The above transactions allow the Company entrance into 7 new markets and create duopolies in 6 markets. The stations impacted are as follows:

Market	Market Rank	Station	Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC/Estrella
Waco-Temple-Bryan, TX	87	KWKT KYLE	FOX/MyNetworkTV/ Estrella FOX/MyNetworkTV/ Estrella
El Paso, TX	91	KTSM	NBC/Estrella
Baton Rouge, LA	93	WGMB WBRL	FOX The CW
Tyler-Longview, TX	108	KETK	NBC/Estrella
Lafayette, LA	124	KADN KLAF	FOX MyNetworkTV
Alexandria, LA	179	WNTZ	FOX/MyNetworkTV
Marshall:
Shreveport, LA	83	KMSS	FOX
Odessa-Midland, TX	146	KPEJ	FOX/Estrella
White Knight:
Baton Rouge, LA	93	WVLA KZUP	NBC RTV
Tyler-Longview, TX	108	KFXK KFXL KLPN	FOX FOX MyNetworkTV
Shreveport, LA	83	KSHV	MyNetworkTV

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in White Knight and Marshall and has consolidated White Knight and the stations Nexstar sold to Marshall, KPEJ and KMSS, into Nexstar’s Condensed Consolidated Financial Statements beginning January 1, 2015. Accordingly, all effects of the sale between Nexstar and Marshall have been eliminated in consolidation.

The consolidation of the assets and liabilities of White Knight into Nexstar resulted in a noncontrolling interest of $2.9 million, representing the fair value of interest held by the owners as of January 1, 2015, estimated by applying the income approach valuation technique.

The estimated fair values of the assets acquired and liabilities assumed in the CCA acquisition (net of the effects of the sale of WEVV to BCB), including the consolidation of the assets and liabilities of White Knight, KPEJ and KMSS, are as follows (in thousands):

Cash	$1,847
Accounts receivable	19,624
Broadcast rights	10,233
Deferred tax assets	247
Prepaid expenses and other current assets	118
Property and equipment	25,647
FCC licenses	71,465
Network affiliation agreements	86,219
Other intangible assets	7,818
Goodwill	119,780
Other assets	59
Total assets acquired	343,057
Less: Broadcast rights payable	(10,467)
Less: Accounts payable and accrued expenses	(4,685)
Less: Taxes payable	(18,613)
Less: Deferred tax liabilities	(55,454)
Less: Other noncurrent liabilities	(221)
Less: Noncontrolling interest in a consolidated VIE	(2,900)
Net assets acquired	$250,717

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The goodwill, FCC licenses and network affiliation agreements are not deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years and other intangible assets are amortized over an estimated weighted average useful life of five years.

The acquired entities’ net revenue of $24.4 million and operating income of $4.7 million from the date of acquisition to March 31, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

KASW

Effective January 29, 2015, Nexstar acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market from Meredith Corporation (“Meredith”) and SagamoreHill of Phoenix, LLC (“SagamoreHill”) for $71.3 million in cash, less a $0.5 million receivable from the sellers representing working capital adjustment. The acquisition allows Nexstar entrance into this market and the purchase price was funded through Nexstar’s $275.0 million 6.125% senior unsecured notes (“6.125% Notes”) and borrowings under Nexstar’s existing credit facility (See Note 6). No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2015.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$3,544
Broadcast rights	8,771
Prepaid expenses and other current assets	24
Property and equipment	987
FCC licenses	35,566
Other intangible assets	713
Goodwill	32,254
Total assets acquired	81,859
Less: Broadcast rights payable	(10,291)
Less: Accounts payable and accrued expenses	(790)
Net assets acquired	$70,778

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

KASW’s net revenue of $3.5 million and operating income of $1.4 million from the date of acquisition to March 31, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash, less a $0.4 million receivable from the sellers representing working capital adjustment. The acquisition is expected to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 6). No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2015.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$1,472
Accounts receivable	8,449
Property and equipment	114
Software and other intangible assets	22,321
Goodwill	16,904
Other assets	15
Total assets acquired	49,275
Less: Accounts payable and accrued expenses	(7,681)
Less: Deferred tax liabilities	(8,588)
Net assets acquired	$33,006

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill and Software and other intangible assets are not deductible for tax purposes. Software and other intangible assets are amortized over an estimated weighted average useful life of four years.

Yashi’s net revenue of $5.8 million and operating income of $0.4 million from the date of acquisition to March 31, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

KLAS

On February 13, 2015, Nexstar acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television, LLC and Landmark Media Enterprises, LLC, for $150.4 million in cash, plus a $0.6 million payable to the sellers representing working capital adjustment. The acquisition allows Nexstar entrance into this market and the purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 6). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the three months ended March 31, 2015.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$18
Accounts receivable	6,474
Broadcast rights	58
Prepaid expenses and other current assets	438
Property and equipment	19,154
FCC licenses	60,627
Network affiliation agreements	49,485
Other intangible assets	35
Goodwill	15,700
Total assets of a consolidated VIE	151,989
Less: Broadcast rights payable	(58)
Less: Accounts payable and accrued expenses	(838)
Less: Other current liabilities	(117)
Net assets acquired	$150,976

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 12 years.

KLAS’ net revenue of $4.8 million and operating income of $1.3 million from the date of acquisition to March 31, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Information

The acquisitions of KASW, Yashi and KLAS are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions. The following unaudited pro forma information has been presented for the periods indicated as if the 2014 acquisitions of Internet Broadcasting Systems, Inc. (“IBS”) and Grant Company, Inc. (“Grant”) had occurred on January 1, 2013 and the 2015 acquisition of CCA and the related consolidation of VIEs had occurred on January 1, 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$203,391	$176,890
Income before income taxes	22,283	17,114
Net income	14,259	9,709
Net income attributable to Nexstar	14,661	9,465
Net income per common share attributable to Nexstar - basic	0.47	0.31
Net income per common share attributable to Nexstar - diluted	0.45	0.30

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had Nexstar owned IBS, Grant and CCA during the specified periods.

Please refer to Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information with respect to IBS and Grant.

Pending Acquisition

KCWI

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.5 million, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the purchase agreement. This acquisition is subject to bankruptcy approval and other customary conditions, and Nexstar expects it to close in the second quarter of 2015.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2015			December 31, 2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$614,592	$(316,903)	$297,689	$478,888	$(310,097)	$168,791
Other definite-lived intangible assets	1-15	82,939	(32,968)	49,971	52,052	(26,714)	25,338
Other intangible assets		$697,531	$(349,871)	$347,660	$530,940	$(336,811)	$194,129

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions and VIE consolidations, as discussed in Notes 2 and 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2015, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2015 (in thousands):

Remainder of 2015	$32,696
2016	39,068
2017	36,418
2018	29,315
2019	26,440
2020	21,793
Thereafter	161,930
$347,660

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$302,482	$(45,991)	$256,491	$371,461	$(49,421)	$322,040
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	184,638	-	184,638	167,658	-	167,658
Balances as of March 31, 2015	$487,120	$(45,991)	$441,129	$539,119	$(49,421)	$489,698

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2015, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Compensation and related taxes	$9,299	$9,918
Sales commissions	4,056	3,108
Employee benefits	2,425	2,410
Property taxes	1,442	886
Other	20,874	20,485
	$38,096	$36,807

6.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term loans, net of discount of $1,639 and $1,725, respectively	$701,450	$705,054
Revolving loans	42,000	5,500
6.875% Senior unsecured notes due 2020, including premium of $569 and $590, respectively	525,569	525,590
6.125% Senior unsecured notes due 2022	275,000	-
	1,544,019	1,236,144
Less: current portion	(17,189)	(15,840)
	$1,526,830	$1,220,304

2015 Transactions

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes at par. The proceeds from these notes were used to partially finance acquisitions and to pay for related fees and expenses (See Note 3). Interest on the 6.125% Notes is payable semiannually in arrears on February 15 and August 15 of each year commencing on August 15, 2015. The notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions. The notes will mature on February 15, 2022.

The 6.125% Notes are senior obligations of Nexstar and Mission but junior to the secured debt, including Nexstar’s, Mission’s and Marshall’s senior secured credit facilities to the extent of the value of the assets securing such debt. The 6.125% Notes rank equal to the 6.875% senior unsecured notes (“6.875% Notes”).

On January 30, 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million.

In January and February 2015, Nexstar borrowed a total of $134.9 million under its revolving credit facility, less repayments of $94.9 million during the period. The net proceeds from these borrowings were used to partially finance the acquisitions discussed in Note 3. In April 2015, Nexstar repaid the outstanding principal balance under its revolving credit facility of $30.0 million funded by cash on hand.

In January and March 2015, Marshall borrowed a total of $2.0 million under its revolving credit facility.

In March 2015, Nexstar, Mission and Marshall paid the contractual maturities under their senior secured credit facilities of $2.5 million, $0.5 million and $0.7 million, respectively.

Unused Commitments and Borrowing Availability

The Company had $63.0 million of total unused revolving loan commitments under its amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2015. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. In April 2015, Nexstar repaid the outstanding principal balance under its revolving credit facility of $30.0 million. As of March 31, 2015, Nexstar was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

The Company’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Marshall senior secured credit facilities in the event of their default. Similarly, Mission and Marshall are guarantors of the Nexstar senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes and 6.125% Notes. Marshall is not a guarantor of either the 6.875% Notes or the 6.125% Notes. White Knight and Parker do not guarantee Nexstar’s debt.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$701,450	$697,180	$705,054	$697,420
Revolving loans(1)	42,000	41,131	5,500	5,386
6.875% Senior unsecured notes(2)	525,569	557,813	525,590	547,313
6.125% Senior unsecured notes(2)	275,000	283,938	-	-

(1)

The fair value of senior secured credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

(2)

The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but it recently has suspended that deadline pending action in an ongoing rulemaking proceeding.

Media Ownership

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”

In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (“FNPRM”). The FNPRM incorporates the record of the uncompleted 2010 quadrennial review proceeding and solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.

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

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  This Report and Order is the subject of a pending court appeal.  In December 2014, the FCC released a public notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum.  Comments on this public notice were filed in the first quarter of 2015. The FCC is deciding additional issues related to the incentive auction, including still-outstanding technical issues, in other proceedings. The FCC has stated its intention to conduct the incentive auction in 2016. The reallocation of television spectrum for wireless broadband use will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (“MVPDs”) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements for certain of their stations. This new rule is now effective and is the subject of a pending court appeal. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC has not yet commenced this proceeding, and we cannot predict its outcome.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiation, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations, on its business.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television programs without the consent of the broadcast station violate the copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

8.  Commitments and Contingencies

Guarantees of Mission and Marshall Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of March 31, 2015, Mission had a maximum commitment of $237.2 million under its senior secured credit facility, of which $229.2 million of debt was outstanding, and Marshall had used all of its commitment and had outstanding obligations of $60.4 million.

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

The Nexstar column presents the parent company’s financial information (not including any subsidiaries). Nexstar owns 100% of Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), which owns 100% of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). The Nexstar Holdings column presents its financial information (not including any subsidiaries). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Holdings (not including any subsidiaries) and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 6.875% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$38,922	$3,137	$2,525	$-	$44,584
Amounts due from consolidated entities	-	-	28,177	-	(28,177)	-
Other current assets	-	210,226	19,415	7,413	-	237,054
Total current assets	-	249,148	50,729	9,938	(28,177)	281,638
Investments in subsidiaries	118,702	38,931	-	133,944	(291,577)	-
Amounts due from consolidated entities	1,564	13,674	-	-	(15,238)	-
Property and equipment, net	-	245,505	23,596	8,736	-	277,837
Goodwill	-	371,048	32,489	37,592	-	441,129
FCC licenses	-	415,387	41,563	32,748	-	489,698
Other intangible assets, net	-	285,292	20,700	41,668	-	347,660
Other noncurrent assets	-	40,627	20,210	4,352	-	65,189
Total assets	$120,266	$1,659,612	$189,287	$268,978	$(334,992)	$1,903,151
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$11,628	$1,961	$3,600	$-	$17,189
Amounts due to consolidated entities	-	22,100	-	6,077	(28,177)	-
Other current liabilities	-	107,824	6,431	4,969	-	119,224
Total current liabilities	-	141,552	8,392	14,646	(28,177)	136,413
Debt	-	1,242,777	227,288	56,765	-	1,526,830
Amounts due to consolidated entities	-	-	-	15,238	(15,238)	-
Other noncurrent liabilities	(3)	141,339	7,764	19,371	-	168,471
Total liabilities	(3)	1,525,668	243,444	106,020	(43,415)	1,831,714
Stockholders' equity (deficit)	120,269	133,944	(54,157)	162,958	(291,577)	71,437
Total liabilities and stockholders' equity (deficit)	$120,266	$1,659,612	$189,287	$268,978	$(334,992)	$1,903,151

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$130,472	$880	$560	$-	$131,912
Amounts due from consolidated entities	-	-	29,867	-	(29,867)	-
Other current assets	-	166,112	17,972	1,668	-	185,752
Total current assets	-	296,584	48,719	2,228	(29,867)	317,664
Investments in subsidiaries	109,834	-	-	125,076	(234,910)	-
Amounts due from consolidated entities	1,476	13,764	-	-	(15,240)	-
Property and equipment, net	-	211,504	24,166	2,069	-	237,739
Goodwill	-	221,183	32,489	2,819	-	256,491
FCC licenses	-	275,313	41,563	5,164	-	322,040
Other intangible assets, net	-	163,796	21,310	9,023	-	194,129
Other noncurrent assets	-	65,451	23,818	44,893	-	134,162
Total assets	$111,310	$1,247,595	$192,065	$191,272	$(280,017)	$1,462,225
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$10,703	$1,837	$3,300	$-	$15,840
Amounts due to consolidated entities	-	29,026	-	841	(29,867)	-
Other current liabilities	-	73,546	6,713	1,167	-	81,426
Total current liabilities	-	113,275	8,550	5,308	(29,867)	97,266
Debt	-	931,143	233,357	55,804	-	1,220,304
Amounts due to consolidated entities	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	78,101	8,667	1,353	-	88,118
Total liabilities	(3)	1,122,519	250,574	77,705	(45,107)	1,405,688
Stockholders' equity (deficit):	111,313	125,076	(58,509)	113,567	(234,910)	56,537
Total liabilities and stockholders' equity (deficit)	$111,310	$1,247,595	$192,065	$191,272	$(280,017)	$1,462,225

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$183,046	$12,110	$8,235	$-	$203,391
Revenue between consolidated entities	-	6,469	8,554	1,926	(16,949)	-
Net revenue	-	189,515	20,664	10,161	(16,949)	203,391
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	61,527	5,188	2,970	-	69,685
Selling, general, and administrative expenses, excluding depreciation and amortization	-	55,121	862	1,306	-	57,289
Local service agreement fees between consolidated entities	-	10,480	2,445	4,024	(16,949)	-
Amortization of broadcast rights	-	11,662	1,468	1,451	-	14,581
Amortization of intangible assets	-	10,691	610	1,759	-	13,060
Depreciation	-	9,999	602	271	-	10,872
Total operating expenses	-	159,480	11,175	11,781	(16,949)	165,487
Income from operations	-	30,035	9,489	(1,620)	-	37,904
Interest expense, net	-	(16,580)	(2,316)	(397)	-	(19,293)
Other expenses	-	(118)	-	-	-	(118)
Equity in income of subsidiaries	8,868	-	-	8,868	(17,736)	-
Income before income taxes	8,868	13,337	7,173	6,851	(17,736)	18,493
Income tax expense	-	(4,469)	(2,821)	709	-	(6,581)
Net income	8,868	8,868	4,352	7,560	(17,736)	11,912
Net loss attributable to the noncontrolling interests	-	-	-	995	-	995
Net income attributable to Nexstar	$8,868	$8,868	$4,352	$8,555	$(17,736)	$12,907

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$124,953	$8,880	$-	$-	$133,833
Revenue between consolidated entities	-	2,445	9,648	-	(12,093)	-
Net revenue	-	127,398	18,528	-	(12,093)	133,833
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	37,483	4,366	-	-	41,849
Selling, general, and administrative expenses, excluding depreciation and amortization	-	40,217	823	-	-	41,040
Local service agreement fees between consolidated entities	-	9,648	2,445	-	(12,093)	-
Amortization of broadcast rights	-	7,142	1,490	-	-	8,632
Amortization of intangible assets	-	5,420	773	-	-	6,193
Depreciation	-	7,686	733	-	-	8,419
Total operating expenses	-	107,596	10,630	-	(12,093)	106,133
Income from operations	-	19,802	7,898	-	-	27,700
Interest expense, net	-	(12,677)	(2,493)	-	-	(15,170)
Other expenses	-	(128)	-	-	-	(128)
Equity in income of subsidiaries	4,049	-	-	4,049	(8,098)	-
Income before income taxes	4,049	6,997	5,405	4,049	(8,098)	12,402
Income tax expense	-	(2,948)	(2,101)	-	-	(5,049)
Net income	$4,049	$4,049	$3,304	$4,049	$(8,098)	$7,353

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$40,900	$8,106	$620	$-	$49,626

Cash flows from investing activities:
Purchases of property and equipment	-	(6,545)	(32)	-	176	(6,401)
Deposits and payments for acquisitions	-	(503,200)	-	(79)	43,300	(459,979)
Proceeds from sale of stations	-	70,105	-	-	(43,300)	26,805
Other investing activities	-	727	150	176	(176)	877
Net cash (used in) provided by investing activities	-	(438,913)	118	97	-	(438,698)

Cash flows from financing activities:
Proceeds from long-term debt	-	409,950	-	2,000	-	411,950
Repayments of long-term debt	-	(97,431)	(5,959)	(750)	-	(104,140)
Common stock dividends paid	(5,921)	-	-	-	-	(5,921)
Inter-company payments	4,456	(4,456)	-	-	-	-
Other financing activities	1,465	(1,600)	(8)	(2)	-	(145)
Net cash provided by (used in) financing activities	-	306,463	(5,967)	1,248	-	301,744
Net (decrease) increase in cash and cash equivalents	-	(91,550)	2,257	1,965	-	(87,328)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$38,922	$3,137	$2,525	$-	$44,584

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$46,269	$(1,538)	$-	$-	$44,731

Cash flows from investing activities:
Purchases of property and equipment	-	(3,899)	(84)	-	-	(3,983)
Deposits and payments for acquisitions	-	(22,057)	-	-	-	(22,057)
Other investing activities	-	14	-	-	-	14
Net cash used in investing activities	-	(25,942)	(84)	-	-	(26,026)

Cash flows from financing activities:
Repayments of long-term debt	-	(2,155)	(1,455)	-	-	(3,610)
Common stock dividends paid	(4,588)	-	-	-	-	(4,588)
Inter-company payments	4,481	(4,481)	-	-	-	-
Other financing activities	107	10	(72)	-	-	45
Net cash used in financing activities	-	(6,626)	(1,527)	-	-	(8,153)
Net increase (decrease) in cash and cash equivalents	-	13,701	(3,149)	-	-	10,552
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$50,013	$567	$-	$-	$50,580

10.	Subsequent Events

On April 13, 2015, Nexstar repaid the outstanding principal balance of $30.0 million under its revolving credit facility, funded by cash on hand.

On April 24, 2015, Nexstar’s Board of Directors declared a quarterly dividend of $0.19 per share of its Class A common stock. The dividend is payable on May 29, 2015 to stockholders of record on May 15, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). “Mission” refers to Mission Broadcasting, Inc.; “Marshall” refers to Marshall Broadcasting Group, Inc.; and all references to the “Company” refer to Nexstar, Mission, Marshall and other consolidated VIEs collectively. All references to “we,” “our,” “ours” and “us” refer to Nexstar.

As a result of our deemed controlling financial interests in the consolidated VIEs in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of our determination that we are required to consolidate these entities’ financial position, results of operations and cash flows under the authoritative guidance for variable interest entities. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2015 Highlights

•

Net revenue during the first quarter of 2015 increased by $69.6 million, or 52.0% compared to the same period in 2014. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities of $58.6 million and an increase in retransmission compensation on our legacy stations of $16.4 million, primarily related to the 2014 renewal of contracts providing for higher rates per subscriber. These increases were partially offset by decreases in advertising revenue due to 2015 not being a political or an Olympic year.

•

On July 1, 2015, KLAF, our station serving the Lafayette, Louisiana market will launch as an NBC affiliate. Previously, Lafayette has not had an in-market NBC affiliate. KLAF will operate in conjunction with our FOX affiliate station in this market, KADN. Additionally, KYLE, our station serving the Waco-Temple-Bryan, Texas market will launch as a MyNetworkTV affiliate. KYLE will operate in conjunction with our FOX affiliate station in this market, KWKT. Previously, there was no stand-alone MyNetworkTV affiliate serving Waco-Temple-Bryan, Texas market and KYLE and KWKT shared MyNetworkTV and FOX affiliations.

•	During the first quarter of 2015, our Board of Directors declared dividends of $0.19 per share of Nexstar’s outstanding common stock, or total dividend payments of $5.9 million.
•

Effective January 1, 2015, we completed the acquisition of the outstanding equity of privately-held CCA as well as CCA’s rights and obligations with respect to certain operating agreements CCA had with White Knight from SP ComCorp, NexPoint and Highland for a total consideration of $278.3 million in cash, less a $0.2 million receivable from the sellers representing working capital adjustment. CCA and White Knight, collectively, owned 19 television stations in 10 markets. We paid a deposit of $27.0 million to CCA in April 2013 and the remaining purchase price of $251.3 million was funded at closing by a combination of cash on hand, proceeds from term loans borrowed in October 2014 and borrowings from our revolving credit facility in January 2015. Simultaneous with this acquisition, we sold the assets of two CCA stations, KPEJ and KMSS, to Marshall for $43.3 million in cash, funded primarily by a $43.0 million deposit made in December 2014 arising from Marshall’s term loan borrowings. We also entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, we sold the assets of a CCA station, WEVV, the CBS and FOX affiliate serving the Evansville, Indiana market, to BCB for $26.8 million in cash, plus a $0.8 million cash sale of certain real estate properties previously owned by Nexstar (not acquired from CCA). Nexstar recognized a net loss on disposal of $0.5 million in connection with this transaction. There is no relationship between Nexstar and BCB or their respective stations after the sale.

•

Effective January 29, 2015, we acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith and SagamoreHill for $71.3 million in cash, less a $0.5 million receivable from the sellers representing working capital adjustment. We funded the purchase price through our 6.125% Notes and borrowings under our existing credit facility. This acquisition allows us entrance into this market.

•

On February 2, 2015, we acquired the outstanding equity of Yashi, a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash, less a $0.4 million receivable from the sellers representing working capital adjustment. This acquisition is expected to broaden our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies. The purchase price was funded through our 6.125% Notes and borrowings under our existing credit facility.

•

On February 13, 2015, we acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television and Landmark Media for $150.4 million in cash, plus a $0.6 million payable to the sellers representing working capital adjustment. We funded the purchase price through our 6.125% Notes and borrowings under our existing credit facility. This acquisition allows us entrance into this market.

•

On January 29, 2015, we completed the issuance and sale of $275.0 million 6.125% Notes due 2022 at par. The notes are our senior unsecured obligations and are guaranteed by Mission and certain of our and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions. In January and February 2015, we borrowed a net amount of $40.0 million under our revolving credit facility. The proceeds from our 6.125% Notes and borrowings under our revolving credit facility were used to partially finance the CCA, KASW, Yashi and KLAS acquisitions and to pay for related fees and expenses. In April 2015, we repaid the $30.0 million outstanding principal balance under our revolving credit facility funded by cash on hand.

•	On January 30, 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million.
•	In January and March 2015, Marshall borrowed a total of $2.0 million under its revolving credit facility.
•	In March 2015, we, Mission and Marshall repaid the contractual maturities under each of our term loans, for a total of $3.7 million.

Overview of Operations

As of March 31, 2015, we owned, operated, programmed or provided sales and other services to 107 television stations and 36 digital multicast channels, including those owned by VIEs, in 58 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. The stations are affiliates of ABC (20 stations), NBC (20 stations), FOX (28 stations), CBS (17 stations), The CW (10 stations and 2 digital multicast channels), MyNetworkTV (10 stations and 4 digital multicast channels), Telemundo (one station and one digital multicast channel), RTV (one station), Bounce TV (9 digital multicast channels), Me-TV (9 digital multicast channels), Estrella (6 digital multicast channels), LATV (one digital multicast channel), This TV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), Movies! (one digital multicast channel) and News/Weather (one digital multicast channel). Through various local service agreements, we provided sales, programming and other services to 31 stations and 6 digital multicast channels owned and/or operated by independent third parties. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. Similarly, Mission and Marshall are guarantors of our senior secured credit facility. Mission is also a guarantor of our 6.875% Notes and 6.125% Notes but Marshall is not a guarantor of these notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, we have an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission, Marshall, Parker and White Knight or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting their economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, Parker and White Knight, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight that permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, Parker and White Knight maintain complete responsibility for and control over programming, finances and personnel for their stations.

Industry Trends

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that would be deemed attributable interests and do not comply with the FCC’s local television ownership rule were given until December 19, 2016 to come into compliance. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. The Company does not expect the new rules to impact its JSA revenue in 2015; however, the Company may begin to be negatively impacted by the new JSA attribution rule in 2016. If the Company is unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including us (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit.

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

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Mission, Marshall, Parker and White Knight are now required to separately negotiate their future retransmission consent agreements with MVPDs for certain of their stations. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. 2015 is not an election year or an Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Local	$84,524	40.7	$65,642	47.1
National	35,578	17.1	27,189	19.5
Political	360	0.2	4,003	2.9
Retransmission compensation	66,564	32.1	35,129	25.2
Digital media revenue	19,312	9.3	6,277	4.5
Other	1,201	0.6	981	0.8
Total gross revenue	207,539	100.0	139,221	100.0
Less: Agency commissions	(15,541)		(12,516)
Net broadcast revenue	191,998		126,705
Trade and barter revenue	11,393		7,128
Net revenue	$203,391		$133,833

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Net revenue	$203,391	100.0	$133,833	100.0
Operating expenses:
Corporate expenses	11,683	5.7	8,504	6.4
Station direct operating expenses, net of trade	67,806	33.3	40,379	30.2
Station selling, general and administrative expenses	45,606	22.4	32,536	24.3
Trade and barter expense	11,298	5.6	7,142	5.3
Depreciation	10,872	5.3	8,419	6.3
Amortization of intangible assets	13,060	6.5	6,193	4.6
Amortization of broadcast rights, excluding barter	5,162	2.6	2,960	2.2
Income from operations	$37,904		$27,700

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Gross local advertising revenue was $84.5 million for the three months ended March 31, 2015, compared to $65.6 million for the same period in 2014, an increase of $18.9 million, or 28.8%. Gross national advertising revenue was $35.6 million for the three months ended March 31, 2015, compared to $27.2 million for the same period in 2014, an increase of $8.4 million, or 30.9%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $30.9 million. Our legacy stations’ local and national advertising revenue decreased by $3.7 million primarily due to prior year advertising revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automotive, represented 23.9% and 24.2% of our legacy stations’ local and national advertising revenue for the three months ended March 31, 2015 and 2014, respectively. Overall, this category decreased by 2.1% for our legacy stations. The other categories representing the Company’s top five for its legacy stations were fast food/restaurants, which decreased 2.0%, furniture, which increased 1.4%, radio/TV/cable/newspaper, which decreased 8.1%, and medical/healthcare, which increased 9.0%.

Gross political advertising revenue was $0.4 million for the three months ended March 31, 2015, compared to $4.0 million for the same period in 2014, a decrease of $3.6 million, due to 2015 not being an election year.

Retransmission compensation was $66.6 million for the three months ended March 31, 2015, compared to $35.1 million for the same period in 2014, an increase of $31.4 million, or 89.5%. The increase in retransmission compensation was attributable to a $16.4 million increase on our legacy stations, primarily related to the 2014 renewal of contracts providing for higher rates per subscriber, and a $15.0 million incremental revenue from our newly acquired stations.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $19.3 million for the three months ended March 31, 2015, compared to $6.3 million for the same period in 2014, an increase of $13.0 million. The increase was primarily attributable to incremental revenue from our newly acquired stations and entities of $12.3 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $11.7 million for the three months ended March 31, 2015, compared to $8.5 million for the same period in 2014, an increase of $3.2 million, or 37.4%. This was primarily attributable to an increase in stock-based compensation expense of $1.2 million due to equity incentive awards in January 2015, an increase in payroll expense of $0.9 million related to the increased number of stations and an increase in legal and professional fees of $0.5 million associated with our acquisitions of stations and entities.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $113.4 million for the three months ended March 31, 2015, compared to $72.9 million for the same period in 2014, an increase of $40.5 million, or 55.5%. The increase was primarily due to expenses of our newly acquired stations and entities of $30.4 million and an increase in programming costs for our legacy stations of $7.1 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $10.9 million for the three months ended March 31, 2015, compared to $8.4 million for the same period in 2014, an increase of $2.5 million, or 29.1%, primarily due to the incremental depreciation of fixed assets from the Company’s newly acquired stations and entities and an increase in depreciation from purchased software during 2014 and during the first quarter of 2015, partially offset by decreases in depreciation from certain fully depreciated property and equipment.

Amortization of intangible assets was $13.1 million for the three months ended March 31, 2015, compared to $6.2 million for the same period in 2014, an increase of $6.9 million. The increase was primarily attributable to incremental amortization of other intangible assets from the stations and entities acquired in 2014 and 2015, partially offset by decreases in amortization from certain fully amortized intangible assets.

Amortization of broadcast rights, excluding barter was $5.2 million for the three months ended March 31, 2015, compared to $3.0 million for the same period in 2014, an increase of $2.2 million, or 74.4%, primarily attributable to incremental amortization from the Company’s newly acquired stations of $2.6 million.

Interest Expense

Interest expense, net was $19.3 million for the three months ended March 31, 2015, compared to $15.2 million for the same period in 2014, an increase of $4.1 million, or 26.9%, primarily attributable to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Income Taxes

Income tax expense was $6.6 million for the three months ended March 31, 2015, compared to $5.0 million for the same period in 2014, an increase of $1.5 million, or 30.3%. The effective tax rates for the three months ended March 31, 2015 and 2014 were 35.6% and 40.7%, respectively. The decrease in the effective tax rate primarily relates to the acquisitions of CCA, White Knight and KLAS, which resulted in reductions to the state tax rate applied to the pre-existing net deferred tax liabilities and pre-tax book income.  The reduction was due to the location of these companies and assets in jurisdictions with lower tax rates.

Liquidity and Capital Resources

The Company is highly leveraged, which makes us vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs, we may, from time to time, borrow under our existing senior secured credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission and Marshall may, from time to time, borrow under their existing senior secured credit facilities. The Company will continue to evaluate the best use of its operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$49,626	$44,731
Net cash used in investing activities	(438,698)	(26,026)
Net cash provided by (used in) financing activities	301,744	(8,153)
Net (decrease) increase in cash and cash equivalents	$(87,328)	$10,552
Cash paid for interest	$6,397	$5,547
Cash paid for income taxes, net of refunds(1)	$5,925	$47

(1)	The cash paid for income taxes, net of refunds, during the three months ended March 31, 2015 includes the payment of $5.9 million in taxes related to the tax gain on sale of a station to Marshall.

	As of	As of
	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$44,584	$131,912
Long-term debt including current portion	1,544,019	1,236,144
Unused revolving loan commitments under senior secured credit facilities(1)	63,000	99,500

(1)	Based on covenant calculations as of March 31, 2015, all of the $63.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $5.0 million during the three months ended March 31, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue of $69.6 million less an increase in station and corporate operating expenses (excluding stock compensation) of $42.5 million. These transactions were partially offset by a $3.0 million use of cash resulting from timing of collections of accounts receivable, a $7.3 million use of cash due to the timing of payments to vendors, an increase in payments for income taxes of $5.9 million, an increase in cash paid for interest of $0.9 million and an increase in payments for broadcast rights of $2.1 million.

Cash paid for interest increased by $0.9 million during the three months ended March 31, 2015 compared to the same period in 2014, primarily due to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $412.7 million during the three months ended March 31, 2015 compared to the same period in 2014. In 2015, we completed the acquisitions of CCA, KASW, Yashi and KLAS for total payments of $460.0 million. Simultaneous with our acquisition of CCA, we sold a station owned by CCA for $26.8 million in cash and certain real estate properties we owned for $0.8 million in cash. In 2014, we completed the acquisitions of KCAU, WHBF and WOI and paid the remaining purchase price of $22.1 million.

Capital expenditures during the three months ended March 31, 2015 increased by $2.4 million compared to the same period in 2014 primarily due to capital expenditures for newly acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities were $301.7 million during the three months ended March 31, 2015 compared to net cash used in financing activities of $8.2 million for the same period in 2014.

In 2015, the net cash flows provided by financing activities were primarily due to our sale and issuance of $275.0 million 6.125% Notes due 2022 at par. We also borrowed a net amount of $40.0 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi and KLAS acquisitions and to pay for related fees and expenses. We also received $1.5 million proceeds from stock option exercises and recognized a $1.7 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by $3.7 million scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans, payments of dividends to our common stockholders of $5.9 million ($0.19 per share each quarter) and payments for capital lease obligations of $0.4 million.

In 2014, we and Mission repaid a total of $3.6 million outstanding principal under our and Mission’s term loans and we paid quarterly dividends to our common stockholders of $4.6 million ($0.15 per share).

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2015, we, Mission and Marshall had total combined debt of $1.5 billion, which represented 96.0% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $63.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2015. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 13, 2015, we repaid the outstanding principal balance under our revolving credit facility of $30.0 million funded by cash on hand.

On April 24, 2015, our Board of Directors declared a quarterly dividend of $0.19 per share of our Class A common stock. The dividend is payable on May 29, 2015 to stockholders of record on May 15, 2015.

We have also signed an agreement to acquire KCWI from Pappas. We will fund the $3.3 million remaining purchase price, subject to working capital adjustments, to Pappas through cash on hand upon closing which we expect to occur in the second quarter of 2015.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2015 (in thousands):

		Remainder
	Total	of 2015	2016-2017	2018-2019	Thereafter
Nexstar senior secured credit facility	$454,985	$8,223	$74,913	$123,627	$248,222
Mission senior secured credit facility	229,604	1,377	4,670	4,670	218,887
Marshall senior secured credit facility	60,500	2,550	12,650	45,300	-
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
	$1,545,089	$12,150	$92,233	$173,597	$1,267,109

We make semiannual interest payments on our $525.0 million 6.875% Notes on May 15 and November 15 of each year. We will make semiannual interest payments on our $275.0 million 6.125% Notes on February 15 and August 15 of each year beginning on August 15, 2015. Interest payments on our, Mission’s and Marshall’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s and Marshall’s senior secured credit facilities, as well as the indentures governing our 6.875% Notes and 6.125% Notes, limit, but do not prohibit us, Mission or Marshall from incurring substantial amounts of additional debt in the future.

The Company did not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

The Company’s senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. The Company believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing our respective notes for a period of at least the next twelve months from March 31, 2015.

No Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall and other VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that as of March 31, 2015, there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations.

The term loan borrowings at March 31, 2015 under the Company’s senior secured credit facilities bear interest rates ranging from 2.2% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at March 31, 2015. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2015 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $3.4 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2015. Due to the LIBOR floor on certain of our term loans, an increase of 50 basis points in LIBOR would result in a $1.3 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would decrease by $0.4 million. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2015, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

Impact of Inflation

We believe that the Company’s results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Nexstar’s management, with the participation of its President and Chief Executive Officer along with its Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of the end of the period covered by this report, Nexstar’s disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2015, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015).

4.2	Form of Senior Note (included in Exhibit 4.1).
10.1

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on February 5, 2015).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: May 8, 2015