Form 10-Q
period 2015-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2015-08-07
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 3, 2015, the registrant had 31,616,244 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26,891	$131,912
Accounts receivable, net of allowance for doubtful accounts of $5,114 and $3,002, respectively	171,958	127,878
Deferred tax assets, net	50,160	41,737
Broadcast rights	14,367	10,873
Prepaid expenses and other current assets	3,535	5,264
Total current assets	266,911	317,664
Property and equipment, net	276,191	237,739
Goodwill	443,855	256,491
FCC licenses	489,698	322,040
Other intangible assets, net	332,450	194,129
Other noncurrent assets, net	56,598	134,162
Total assets (1)	$1,865,703	$1,462,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$18,539	$15,840
Current portion of broadcast rights payable	15,427	11,935
Accounts payable	22,487	17,231
Accrued expenses	38,417	36,807
Taxes payable	8,443	4,899
Interest payable	11,747	4,601
Other current liabilities	8,289	5,953
Total current liabilities	123,349	97,266
Debt	1,481,859	1,220,304
Deferred tax liabilities	118,260	44,224
Other noncurrent liabilities	45,991	43,894
Total liabilities (1)	1,769,459	1,405,688
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2015 and December 31, 2014	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,616,244 and 31,172,060 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	316	312
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2015 and December 31, 2014	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2015 and December 31, 2014	-	-
Additional paid-in capital	402,920	398,029
Accumulated deficit	(312,576)	(345,804)
Total Nexstar Broadcasting Group, Inc. stockholders' equity	90,660	52,537
Noncontrolling interests in consolidated variable interest entities	5,584	4,000
Total stockholders' equity	96,244	56,537
Total liabilities and stockholders' equity	$1,865,703	$1,462,225

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of June 30, 2015 and December 31, 2014 include certain assets held by consolidated VIEs of $121.3 million and $49.1 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of June 30, 2015 and December 31, 2014 include certain liabilities of consolidated VIEs of $37.0 million and $17.9 million for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$221,322	$146,930	$424,713	$280,763
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	75,011	45,257	144,696	87,106
Selling, general, and administrative expenses, excluding depreciation and amortization	56,557	43,796	113,846	84,836
Amortization of broadcast rights	14,673	8,280	29,254	16,912
Amortization of intangible assets	11,237	6,112	24,297	12,305
Depreciation	11,302	8,543	22,174	16,962
Total operating expenses	168,780	111,988	334,267	218,121
Income from operations	52,542	34,942	90,446	62,642
Interest expense, net	(20,391)	(15,339)	(39,684)	(30,509)
Loss on extinguishment of debt	-	(71)	-	(71)
Other expenses	(150)	(127)	(268)	(255)
Income before income taxes	32,001	19,405	50,494	31,807
Income tax expense	(12,101)	(8,461)	(18,682)	(13,510)
Net income	19,900	10,944	31,812	18,297
Net loss attributable to noncontrolling interests	421	-	1,416	-
Net income attributable to Nexstar Broadcasting Group, Inc.	$20,321	$10,944	$33,228	$18,297
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$0.65	$0.36	$1.06	$0.60
Diluted	$0.63	$0.34	$1.03	$0.57
Weighted average number of common shares outstanding:
Basic	31,325	30,641	31,260	30,622
Diluted	32,382	31,932	32,319	31,921

Dividends declared per common share	$0.19	$0.15	$0.38	$0.30

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(in thousands, except share information, unaudited)

											Noncontrolling
											interests in
			Common Stock						Additional		consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	interest entities	Equity
Balances as of December 31, 2014	-	$-	31,172,060	$312	-	$-	-	$-	$398,029	$(345,804)	$4,000	$56,537
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,662	-	-	5,662
Exercise of stock options	-	-	444,184	4	-	-	-	-	3,280	-	-	3,284
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	7,814	-	-	7,814
Common stock dividends declared	-	-	-	-	-	-	-	-	(11,865)	-	-	(11,865)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	2,900	2,900
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	100	100
Net income	-	-	-	-	-	-	-	-	-	33,228	(1,416)	31,812
Balances as of June 30, 2015	-	$-	31,616,244	$316	-	$-	-	$-	$402,920	$(312,576)	$5,584	$96,244

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,812	$18,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	1,320	1,626
Amortization of broadcast rights, excluding barter	10,357	5,731
Depreciation of property and equipment	22,174	16,962
Amortization of intangible assets	24,297	12,305
Loss on asset disposal, net	927	146
Amortization of debt financing costs	1,684	1,272
Amortization of debt discount (premium), net	132	79
Loss on extinguishment of debt	-	71
Stock-based compensation expense	5,662	3,556
Deferred income taxes	16,318	12,044
Payments for broadcast rights	(10,785)	(6,078)
Deferred gain recognition	(219)	(218)
Amortization of deferred representation fee incentive	(550)	(410)
Non-cash representation contract termination fee	1,516	-
Excess tax benefit from stock option exercises	(7,814)	(4,734)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(7,214)	3,625
Prepaid expenses and other current assets	2,449	(476)
Other noncurrent assets	119	152
Accounts payable and accrued expenses	(3,848)	9,673
Taxes payable	(15,099)	(70)
Interest payable	7,146	217
Other noncurrent liabilities	209	(350)
Net cash provided by operating activities	80,593	73,420
Cash flows from investing activities:
Purchases of property and equipment	(13,373)	(9,065)
Payments for acquisitions, net of cash acquired	(459,691)	(85,298)
Proceeds from disposal of a station	26,805	-
Proceeds from disposals of property and equipment	2,139	33
Net cash used in investing activities	(444,120)	(94,330)
Cash flows from financing activities:
Proceeds from long-term debt	411,950	24,938
Repayments of long-term debt	(147,828)	(7,763)
Payments for debt financing costs	(3,225)	(357)
Contribution from a noncontrolling interest	100	-
Proceeds from exercise of stock options	3,284	1,284
Excess tax benefit from stock option exercises	7,814	4,734
Common stock dividends paid	(11,865)	(9,180)
Payments for capital lease obligations	(1,724)	(661)
Net cash provided by financing activities	258,506	12,995
Net decrease in cash and cash equivalents	(105,021)	(7,915)
Cash and cash equivalents at beginning of period	131,912	40,028
Cash and cash equivalents at end of period	$26,891	$32,113
Supplemental information:
Interest paid	$30,721	$28,939
Income taxes paid, net of refunds	$17,642	$1,441
Non-cash investing activities:
Accrued purchases of property and equipment	$1,362	$1,900
Noncash purchases of property and equipment	$3,557	$961

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2015, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 107 television stations and 36 digital multicast channels, including those owned by variable interest entities (“VIEs”), in 58 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. The stations are affiliates of ABC (20 stations), NBC (20 stations), FOX (28 stations), CBS (17 stations), The CW (10 stations and 2 digital multicast channels), MyNetworkTV (10 stations and 4 digital multicast channels), Telemundo (one station and one digital multicast channel), RTV (one station), Bounce TV (9 digital multicast channels), Me-TV (9 digital multicast channels), Estrella (6 digital multicast channels), LATV (one digital multicast channel), This TV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), Movies! (one digital multicast channel) and News/Weather (one digital multicast channel). Through various local service agreements, Nexstar provided sales, programming and other services to 31 stations and 6 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary. Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Effective January 1, 2015, Nexstar entered into local service agreements to provide programming and sales services to stations acquired from Communications Corporation of America (“CCA”) and sold to Marshall Broadcasting Group, Inc. (“Marshall”) and stations owned by White Knight Broadcasting (“White Knight”), which were considered to be VIEs and were consolidated as of that date.

Certain assets of consolidated VIEs are not available to settle the obligations of Nexstar and there are certain liabilities of consolidated VIEs for which the creditors of the VIEs do not have recourse to the general credit of Nexstar. In previous filings, the Company presented such amounts as separate captions in its Consolidated Balance Sheets. Beginning in the first quarter of 2015, the Company has elected to present these amounts in a combined footnote on the Consolidated Balance Sheets, with footnote disclosure of the related carrying amounts and classification, as follows (in thousands):

	June 30,	December 31,
	2015	2014
Current assets	$2,767	$12	(1)
Property and equipment, net	4,364	-
Goodwill	18,322	697	(1)
FCC licenses	74,312	46,727
Other intangible assets, net	20,984	1,695	(1)
Other noncurrent assets, net	559	-
Total assets	121,308	49,131

Current liabilities	12,074	7,852
Noncurrent liabilities	24,974	10,018
Total liabilities	$37,048	$17,870

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Variable Interest Entities

The Company may determine that an entity is a VIE as a result of local service agreements entered into with the owner-operator of an entity. The term local service agreement generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall and Parker Broadcasting of Colorado, LLC (“Parker”) are consolidated by Nexstar because Nexstar is deemed under U.S. GAAP to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 6), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2015 with Mission, Marshall, Parker and White Knight:

Service Agreements	Owner	Stations
TBA Only	Mission	WFXP and KHMT
	Parker	KFQX
SSA & JSA	Mission	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KZUP, KFXK, KFXL, KLPN, KSHV

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

The carrying amounts and classification of the assets and liabilities of the VIEs mentioned above which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$2,621	$1,440
Accounts receivable, net	13,847	7,594
Deferred tax assets, net	9,730	9,389
Prepaid expenses and other current assets	3,508	2,657
Total current assets	29,706	21,080
Property and equipment, net	31,384	26,235
Goodwill	69,965	35,308
FCC licenses	74,312	46,727
Other intangible assets, net	60,935	30,333
Other noncurrent assets, net	19,791	64,858
Total assets	$286,093	$224,541

Current liabilities:
Current portion of debt	$5,986	$5,137
Interest payable	28	28
Other current liabilities	12,076	7,852
Total current liabilities	18,090	13,017
Debt	282,445	289,161
Other noncurrent liabilities	24,974	10,018
Total liabilities	$325,509	$312,196

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

As of June 30, 2015 and December 31, 2014, Nexstar had balances in accounts payable of $0.2 million and $0.5 million, respectively, for fees under this arrangement and had receivables for advertising aired on these stations of $0.6 million and $0.7 million, respectively. Fees incurred under this arrangement of $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.6 million during each of the six months then ended, were included in direct operating expenses in the Condensed Consolidated Statements of Operations.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature. See Note 6 for fair value disclosures related to the Company’s debt.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average shares outstanding - basic	31,325	30,641	31,260	30,622
Dilutive effect of equity incentive plan instruments	1,057	1,291	1,059	1,299
Weighted average shares outstanding - diluted	32,382	31,932	32,319	31,921

Stock options and restricted stock units to acquire a weighted average of 872,000 shares and 762,000 shares for the three months ended June 30, 2015 and 2014, respectively, and 958,000 shares and 691,000 shares during each of the respective six months then ended of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been antidilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the impact of the provisions of the accounting standard update.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company does not expect this guidance to have a significant impact on its financial statements, other than a change in the financial statement classification of debt issuance costs related to term loans and publicly-held notes. As of June 30, 2015 and December 31, 2014, $17.4 million and $15.9 million, respectively, of net debt financing costs related to these loans were included in other noncurrent assets in the Condensed Consolidated Balance Sheets, but under the new guidance, would reduce the Company’s debt.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s service contracts. ASU 2015-05 is effective for the Company in first quarter of 2017 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of this accounting standard update.

3.  Acquisitions and Dispositions

CCA

Effective January 1, 2015, Nexstar completed the acquisition of the outstanding equity of privately-held CCA from SP ComCorp LLC (“SP ComCorp”), NexPoint Credit Strategies Fund (“NexPoint”) and Highland Floating Rate Opportunities Fund (“Highland”) and assumed CCA’s rights and obligations under its existing local service agreements with White Knight, for $278.1 million in cash. CCA and White Knight, collectively, owned 19 television stations in 10 markets.

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the $251.1 million remaining purchase price at closing funded by a combination of cash on hand, term loans borrowed in October 2014 and borrowings from its revolving credit facility in January 2015 (See Note 6). The transaction costs relating to this acquisition, including legal and professional fees of $0.1 million and $0.6 million, were expensed as incurred during the three and six months ended June 30, 2015, respectively. Additionally, employment charges of $0.6 million were incurred and included in the Condensed Consolidated Statements of Operations during the six months then ended.

Simultaneous with Nexstar’s acquisition of CCA, Nexstar sold the assets of CCA stations KPEJ and KMSS to Marshall for $43.3 million in cash, funded primarily by a $43.0 million deposit made in December 2014 arising from Marshall’s term loan. Nexstar also entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, Nexstar sold the assets of CCA station WEVV, the CBS and FOX affiliate serving the Evansville, Indiana market, to Bayou City Broadcasting Evansville, Inc. (“BCB”) for $27.4 million in cash, plus a $0.8 million cash sale of certain real estate properties previously owned by Nexstar (not acquired from CCA). Nexstar recognized a net loss on disposal of $0.5 million in connection with this transaction. There is no relationship between Nexstar and BCB or their respective stations after the sale.

The above transactions allow the Company entrance into 7 new markets and create new duopolies in 4 markets. The stations impacted are as follows:

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

The estimated fair values of the assets acquired and liabilities assumed in the CCA acquisition (net of the effects of the sale of WEVV to BCB), including the consolidation of the assets and liabilities of White Knight, KPEJ and KMSS, are as follows (in thousands):

Cash	$1,847
Accounts receivable	19,975
Broadcast rights	10,233
Deferred tax assets	247
Prepaid expenses and other current assets	257
Property and equipment	26,012
FCC licenses	71,465
Network affiliation agreements	86,219
Other intangible assets	7,818
Goodwill	119,278
Other assets	59
Total assets acquired	343,410
Less: Broadcast rights payable	(10,467)
Less: Accounts payable and accrued expenses	(4,703)
Less: Taxes payable	(18,613)
Less: Other current liabilities	(336)
Less: Deferred tax liabilities	(55,454)
Less: Other noncurrent liabilities	(221)
Less: Noncontrolling interest in a consolidated VIE	(2,900)
Net assets acquired	$250,716

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The majority of the goodwill, FCC licenses and network affiliation agreements are not deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years and other intangible assets are amortized over an estimated weighted average useful life of five years.

The acquired entities’ net revenue of $24.1 million and operating income of $7.0 million during the three months ended June 30, 2015 and net revenue of $48.5 million and operating income of $11.7 million from the date of acquisition to June 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

KASW

Effective January 29, 2015, Nexstar acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith Corporation (“Meredith”) and SagamoreHill of Phoenix, LLC (“SagamoreHill”) for $70.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through Nexstar’s $275.0 million 6.125% senior unsecured notes (“6.125% Notes”) and borrowings under Nexstar’s existing credit facility (See Note 6). No significant transaction costs were incurred in connection with this acquisition during the three and six months ended June 30, 2015.

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

KASW’s net revenue of $5.6 million and operating income of $3.3 million during the three months ended June 30, 2015 and net revenue of $9.1 million and operating income of $4.7 million from the date of acquisition to June 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. The acquisition is expected to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 6). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the six months ended June 30, 2015.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$1,470
Accounts receivable	8,012
Property and equipment	114
Software and other intangible assets	18,348
Goodwill	20,805
Other assets	15
Total assets acquired	48,764
Less: Accounts payable and accrued expenses	(7,641)
Less: Deferred tax liabilities	(7,769)
Net assets acquired	$33,354

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The majority of the acquired goodwill and software and other intangible assets are not deductible for tax purposes. Software and other intangible assets are amortized over an estimated weighted average useful life of four years.

Yashi’s net revenue of $6.9 million and operating loss of $1.4 million during the three months ended June 30, 2015 and net revenue of $12.7 million and operating loss of $1.0 million from the date of acquisition to June 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

KLAS

On February 13, 2015, Nexstar acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television, LLC (“Landmark Television”) and Landmark Media Enterprises, LLC (“Landmark Media”), for $151.0 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through Nexstar’s 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 6). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the six months ended June 30, 2015.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$18
Accounts receivable	6,654
Broadcast rights	58
Prepaid expenses and other current assets	438
Property and equipment	19,238
FCC licenses	60,627
Network affiliation agreements	49,485
Other intangible assets	35
Goodwill	15,520
Total assets of a consolidated VIE	152,073
Less: Broadcast rights payable	(58)
Less: Accounts payable and accrued expenses	(838)
Less: Other current liabilities	(201)
Net assets acquired	$150,976

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

KLAS’ net revenue of $9.1 million and operating income of $2.0 million during the three months ended June 30, 2015 and net revenue of $13.8 million and operating income of $3.3 million from the date of acquisition to June 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

ETG

On May 15, 2014, Nexstar acquired the outstanding equity of Enterprise Technology Group, Inc. (“ETG”), a digital content management firm that offers solutions for media companies to build a presence on the web and in the mobile content sector, for a total purchase price of $7.2 million in cash. In 2014, the initial purchase price allocation recorded an estimated deferred tax liability based on the estimated difference between the fair value and the related tax basis of acquired property and equipment and definite-lived intangible assets. In 2015, this calculation was finalized and resulted in a $0.4 million decrease in deferred tax liability and goodwill.

Unaudited Pro Forma Information

The acquisitions of KASW, Yashi, KLAS and ETG are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions. The following unaudited pro forma information has been presented for the periods indicated as if the 2014 acquisitions of Internet Broadcasting Systems, Inc. (“IBS”) and Grant Company, Inc. (“Grant”) had occurred on January 1, 2013 and the 2015 acquisition of CCA and the related consolidation of VIEs had occurred on January 1, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$221,322	$182,273	$424,713	$359,163
Income before income taxes	32,101	27,003	54,495	43,943
Net income	19,961	15,510	34,291	25,267
Net income attributable to Nexstar	20,403	14,659	35,231	24,300
Net income per common share attributable to Nexstar - basic	0.65	0.48	1.13	0.79
Net income per common share attributable to Nexstar - diluted	0.63	0.46	1.09	0.76

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

Pending Acquisition

KCWI

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.5 million, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the purchase agreement. This acquisition is subject to bankruptcy court approval and other customary conditions, and Nexstar expects it to close in 2015.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2015			December 31, 2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$614,592	$(323,914)	$290,678	$478,888	$(310,097)	$168,791
Other definite-lived intangible assets	1-15	78,966	(37,194)	41,772	52,052	(26,714)	25,338
Other intangible assets		$693,558	$(361,108)	$332,450	$530,940	$(336,811)	$194,129

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions and VIE consolidations, as discussed in Notes 2 and 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2015, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2015 (in thousands):

Remainder of 2015	$22,336
2016	37,978
2017	34,510
2018	27,697
2019	25,694
2020	21,969
Thereafter	162,266
$332,450

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$302,482	$(45,991)	$256,491	$371,461	$(49,421)	$322,040
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	187,364	-	187,364	167,658	-	167,658
Balances as of June 30, 2015	$489,846	$(45,991)	$443,855	$539,119	$(49,421)	$489,698

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2015, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Compensation and related taxes	$10,811	$13,026
Network affiliation fees	13,657	11,010
Other	13,949	12,771
	$38,417	$36,807

6.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Term loans, net of discount of $1,550 and $1,725, respectively	$697,850	$705,054
Revolving loans	2,000	5,500
6.875% Senior unsecured notes due 2020, including premium of $548 and $590, respectively	525,548	525,590
6.125% Senior unsecured notes due 2022	275,000	-
	1,500,398	1,236,144
Less: current portion	(18,539)	(15,840)
	$1,481,859	$1,220,304

2015 Transactions

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes at par. The proceeds from these notes were used to partially finance acquisitions and to pay for related fees and expenses (See Note 3). Interest on the 6.125% Notes is payable semiannually in arrears on February 15 and August 15 of each year commencing on August 15, 2015. The notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions. The notes will mature on February 15, 2022.

The 6.125% Notes are senior obligations of Nexstar and Mission but junior to the secured debt, including Nexstar’s, Mission’s and Marshall’s senior secured credit facilities, to the extent of the value of the assets securing such debt. The 6.125% Notes rank equal to the 6.875% senior unsecured notes (“6.875% Notes”).

On January 30, 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million.

In January and February 2015, Nexstar borrowed a total of $134.9 million under its revolving credit facility which was used to partially finance the acquisitions discussed in Note 3. During the six months ended June 30, 2015, Nexstar repaid all the $134.9 million outstanding principal balance under its revolving credit facility funded by cash on hand.

In January and March 2015, Marshall borrowed a total of $2.0 million under its revolving credit facility.

Through June 2015, Nexstar, Mission and Marshall paid the contractual maturities under their senior secured credit facilities of $5.0 million, $0.9 million and $1.5 million, respectively.

Unused Commitments and Borrowing Availability

The Company had $103.0 million of total unused revolving loan commitments under its amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2015. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2015, Nexstar was in compliance with all of its covenants.

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

On July 7, 2015, Nexstar created Enterprise Technology LLC, a wholly-owned Delaware limited liability company ("Technology LLC"). Simultaneous with the creation of this new entity, certain assets and liabilities related to the digital media business owned by Nexstar were contributed to Technology LLC.

On July 7, 2015, Nexstar, Mission and Marshall entered into amendments to each of their senior secured credit facilities in order to permit Nexstar's contribution of assets and liabilities to Technology LLC. The amendments, among other things, permit Nexstar to use the proceeds of borrowings under its revolving credit facility to fund the working capital and other general corporate requirements of Technology LLC and each of its direct and indirect subsidiaries. The amendments also required the inclusion of Technology LLC and each of its direct and indirect subsidiaries in the calculation of Nexstar's financial covenants and other financial ratios and results pursuant to its amended credit agreement. Additionally, Technology LLC and each of its direct and indirect subsidiaries agreed to guarantee all borrowings of Nexstar, Mission and Marshall under each of their senior secured credit facilities. Technology LLC is not a guarantor of either the 6.875% Notes or the 6.125% Notes.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$697,850	$693,977	$705,054	$697,420
Revolving loans(1)	2,000	1,962	5,500	5,386
6.875% Senior unsecured notes(2)	525,548	556,500	525,590	547,313
6.125% Senior unsecured notes(2)	275,000	282,563	-	-

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

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  Various court appeals of this Report and Order were denied in June 2015.  In December 2014, the FCC released a public notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum.  Comments on this public notice were filed in the first quarter of 2015, and the FCC has announced its intention to adopt procedures for the incentive auction in August 2015. The FCC has decided or is considering additional issues related to the incentive auction, including still-outstanding technical issues, in other proceedings. The FCC has stated its intention to conduct the incentive auction in the first quarter of 2016. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements for certain of their stations. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC has not yet commenced this proceeding, and we cannot predict its outcome.

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

8.  Commitments and Contingencies

Guarantees of Mission and Marshall Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of June 30, 2015, Mission had a maximum commitment of $236.8 million under its senior secured credit facility, of which $228.8 million of debt was outstanding, and Marshall had used all of its commitment and had outstanding debt obligations of $59.6 million.

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

9.  Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company, including its wholly-owned subsidiaries and its consolidated VIEs. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The Nexstar column presents the parent company’s financial information (Nexstar Broadcasting Group, Inc. not including any subsidiaries). As of June 30, 2015, Nexstar wholly-owned Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), which wholly-owned Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Holdings (not including any subsidiaries) and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 6.875% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$24,270	$886	$1,735	$-	$26,891
Amounts due from consolidated entities	-	-	40,020	-	(40,020)	-
Other current assets	-	212,935	19,367	7,718	-	240,020
Total current assets	-	237,205	60,273	9,453	(40,020)	266,911
Investments in subsidiaries	134,177	38,931	-	149,419	(322,527)	-
Amounts due from consolidated entities	6,372	8,865	-	-	(15,237)	-
Property and equipment, net	-	244,807	22,990	8,394	-	276,191
Goodwill	-	373,890	32,489	37,476	-	443,855
FCC licenses	-	415,387	41,563	32,748	-	489,698
Other intangible assets, net	-	271,515	20,103	40,832	-	332,450
Other noncurrent assets	-	36,806	16,811	2,981	-	56,598
Total assets	$140,549	$1,627,406	$194,229	$281,303	$(377,784)	$1,865,703
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$12,553	$2,086	$3,900	$-	$18,539
Amounts due to consolidated entities	-	34,036	-	5,984	(40,020)	-
Other current liabilities	-	92,706	7,224	4,880	-	104,810
Total current liabilities	-	139,295	9,310	14,764	(40,020)	123,349
Debt	-	1,199,414	226,719	55,726	-	1,481,859
Amounts due to consolidated entities	-	-	-	15,237	(15,237)	-
Other noncurrent liabilities	(3)	139,278	7,454	17,522	-	164,251
Total liabilities	(3)	1,477,987	243,483	103,249	(55,257)	1,769,459
Stockholders' equity (deficit)	140,552	149,419	(49,254)	178,054	(322,527)	96,244
Total liabilities and stockholders' equity (deficit)	$140,549	$1,627,406	$194,229	$281,303	$(377,784)	$1,865,703

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$130,472	$880	$560	$-	$131,912
Amounts due from consolidated entities	-	-	29,867	-	(29,867)	-
Other current assets	-	166,112	17,972	1,668	-	185,752
Total current assets	-	296,584	48,719	2,228	(29,867)	317,664
Investments in subsidiaries	109,834	-	-	125,076	(234,910)	-
Amounts due from consolidated entities	1,476	13,764	-	-	(15,240)	-
Property and equipment, net	-	211,504	24,166	2,069	-	237,739
Goodwill	-	221,183	32,489	2,819	-	256,491
FCC licenses	-	275,313	41,563	5,164	-	322,040
Other intangible assets, net	-	163,796	21,310	9,023	-	194,129
Other noncurrent assets	-	65,451	23,818	44,893	-	134,162
Total assets	$111,310	$1,247,595	$192,065	$191,272	$(280,017)	$1,462,225
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$10,703	$1,837	$3,300	$-	$15,840
Amounts due to consolidated entities	-	29,026	-	841	(29,867)	-
Other current liabilities	-	73,546	6,713	1,167	-	81,426
Total current liabilities	-	113,275	8,550	5,308	(29,867)	97,266
Debt	-	931,143	233,357	55,804	-	1,220,304
Amounts due to consolidated entities	-	-	-	15,240	(15,240)	-
Other noncurrent liabilities	(3)	78,101	8,667	1,353	-	88,118
Total liabilities	(3)	1,122,519	250,574	77,705	(45,107)	1,405,688
Stockholders' equity (deficit):	111,313	125,076	(58,509)	113,567	(234,910)	56,537
Total liabilities and stockholders' equity (deficit)	$111,310	$1,247,595	$192,065	$191,272	$(280,017)	$1,462,225

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$200,722	$12,238	$8,362	$-	$221,322
Revenue between consolidated entities	-	6,438	9,353	1,888	(17,679)	-
Net revenue	-	207,160	21,591	10,250	(17,679)	221,322
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	66,530	5,468	3,013	-	75,011
Selling, general, and administrative expenses, excluding depreciation and amortization	-	54,457	800	1,300	-	56,557
Local service agreement fees between consolidated entities	-	11,240	2,445	3,994	(17,679)	-
Amortization of broadcast rights	-	12,018	1,376	1,279	-	14,673
Amortization of intangible assets	-	9,805	597	835	-	11,237
Depreciation	-	10,422	610	270	-	11,302
Total operating expenses	-	164,472	11,296	10,691	(17,679)	168,780
Income from operations	-	42,688	10,295	(441)	-	52,542
Interest expense, net	-	(17,690)	(2,322)	(379)	-	(20,391)
Other expenses	-	(150)	-	-	-	(150)
Equity in income of subsidiaries	15,476	-	-	15,476	(30,952)	-
Income before income taxes	15,476	24,848	7,973	14,656	(30,952)	32,001
Income tax expense	-	(9,372)	(3,070)	341	-	(12,101)
Net income	15,476	15,476	4,903	14,997	(30,952)	19,900
Net loss attributable to the noncontrolling interests	-	-	-	421	-	421
Net income attributable to Nexstar	$15,476	$15,476	$4,903	$15,418	$(30,952)	$20,321

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$138,181	$8,749	$-	$-	$146,930
Revenue between consolidated entities	-	2,445	9,808	-	(12,253)	-
Net revenue	-	140,626	18,557	-	(12,253)	146,930
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	41,001	4,256	-	-	45,257
Selling, general, and administrative expenses, excluding depreciation and amortization	-	43,013	783	-	-	43,796
Local service agreement fees between consolidated entities	-	9,808	2,445	-	(12,253)	-
Amortization of broadcast rights	-	6,879	1,401	-	-	8,280
Amortization of intangible assets	-	5,402	710	-	-	6,112
Depreciation	-	7,820	723	-	-	8,543
Total operating expenses	-	113,923	10,318	-	(12,253)	111,988
Income from operations	-	26,703	8,239	-	-	34,942
Interest expense, net	-	(12,816)	(2,523)	-	-	(15,339)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(127)	-	-	-	(127)
Equity in income of subsidiaries	7,466	-	-	7,466	(14,932)	-
Income before income taxes	7,466	13,710	5,695	7,466	(14,932)	19,405
Income tax expense	-	(6,244)	(2,217)	-	-	(8,461)
Net income	$7,466	$7,466	$3,478	$7,466	$(14,932)	$10,944

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$383,768	$24,348	$16,597	$-	$424,713
Revenue between consolidated entities	-	12,907	17,907	3,814	(34,628)	-
Net revenue	-	396,675	42,255	20,411	(34,628)	424,713
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	128,057	10,656	5,983	-	144,696
Selling, general, and administrative expenses, excluding depreciation and amortization	-	109,578	1,662	2,606	-	113,846
Local service agreement fees between consolidated entities	-	21,720	4,890	8,018	(34,628)	-
Amortization of broadcast rights	-	23,680	2,844	2,730	-	29,254
Amortization of intangible assets	-	20,496	1,207	2,594	-	24,297
Depreciation	-	20,421	1,212	541	-	22,174
Total operating expenses	-	323,952	22,471	22,472	(34,628)	334,267
Income from operations	-	72,723	19,784	(2,061)	-	90,446
Interest expense, net	-	(34,270)	(4,638)	(776)	-	(39,684)
Other expenses	-	(268)	-	-	-	(268)
Equity in income of subsidiaries	24,344	-	-	24,344	(48,688)	-
Income before income taxes	24,344	38,185	15,146	21,507	(48,688)	50,494
Income tax expense	-	(13,841)	(5,891)	1,050	-	(18,682)
Net income	24,344	24,344	9,255	22,557	(48,688)	31,812
Net loss attributable to the noncontrolling interests	-	-	-	1,416	-	1,416
Net income attributable to Nexstar	$24,344	$24,344	$9,255	$23,973	$(48,688)	$33,228

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$263,134	$17,629	$-	$-	$280,763
Revenue between consolidated entities	-	4,890	19,456	-	(24,346)	-
Net revenue	-	268,024	37,085	-	(24,346)	280,763
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	78,484	8,622	-	-	87,106
Selling, general, and administrative expenses, excluding depreciation and amortization	-	83,230	1,606	-	-	84,836
Local service agreement fees between consolidated entities	-	19,456	4,890	-	(24,346)	-
Amortization of broadcast rights	-	14,021	2,891	-	-	16,912
Amortization of intangible assets	-	10,822	1,483	-	-	12,305
Depreciation	-	15,506	1,456	-	-	16,962
Total operating expenses	-	221,519	20,948	-	(24,346)	218,121
Income from operations	-	46,505	16,137	-	-	62,642
Interest expense, net	-	(25,493)	(5,016)	-	-	(30,509)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(255)	-	-	-	(255)
Equity in income of subsidiaries	11,515	-	-	11,515	(23,030)	-
Income before income taxes	11,515	20,707	11,100	11,515	(23,030)	31,807
Income tax expense	-	(9,192)	(4,318)	-	-	(13,510)
Net income	$11,515	$11,515	$6,782	$11,515	$(23,030)	$18,297

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$73,795	$6,318	$480	$-	$80,593

Cash flows from investing activities:
Purchases of property and equipment	-	(13,513)	(36)	-	176	(13,373)
Deposits and payments for acquisitions	-	(502,912)	-	(79)	43,300	(459,691)
Proceeds from sale of stations	-	70,105	-	-	(43,300)	26,805
Other investing activities	-	1,989	150	176	(176)	2,139
Net cash (used in) provided by investing activities	-	(444,331)	114	97	-	(444,120)

Cash flows from financing activities:
Proceeds from long-term debt	-	409,950	-	2,000	-	411,950
Repayments of long-term debt	-	(139,910)	(6,418)	(1,500)	-	(147,828)
Common stock dividends paid	(11,865)	-	-	-	-	(11,865)
Inter-company payments	8,581	(8,581)	-	-	-	-
Other financing activities	3,284	2,875	(8)	98	-	6,249
Net cash provided by (used in) financing activities	-	264,334	(6,426)	598	-	258,506
Net (decrease) increase in cash and cash equivalents	-	(106,202)	6	1,175	-	(105,021)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$24,270	$886	$1,735	$-	$26,891

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$69,056	$4,364	$-	$-	$73,420

Cash flows from investing activities:
Purchases of property and equipment	-	(8,950)	(115)	-	-	(9,065)
Deposits and payments for acquisitions	-	(82,098)	(3,200)	-	-	(85,298)
Other investing activities	-	33	-	-	-	33
Net cash used in investing activities	-	(91,015)	(3,315)	-	-	(94,330)

Cash flows from financing activities:
Proceeds from long-term debt	-	24,938	-	-	-	24,938
Repayments of long-term debt	-	(5,849)	(1,914)	-	-	(7,763)
Common stock dividends paid	(9,180)	-	-	-	-	(9,180)
Inter-company payments	7,896	(7,896)	-	-	-	-
Other financing activities	1,284	3,845	(129)	-	-	5,000
Net cash provided by (used in) financing activities	-	15,038	(2,043)	-	-	12,995
Net decrease in cash and cash equivalents	-	(6,921)	(994)	-	-	(7,915)
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$29,391	$2,722	$-	$-	$32,113

10.  Subsequent Events

On or about July 7, 2015, Nexstar created the wholly-owned Technology LLC and contributed certain digital media business assets and liabilities to this entity. On July 7, 2015, Nexstar, Mission and Marshall entered into amendments to each of their senior secured credit facilities in order to permit Nexstar's contribution of assets to Technology LLC. See Note 6 for additional information.

On July 24, 2015, Nexstar’s Board of Directors declared a quarterly dividend of $0.19 per share of its Class A common stock. The dividend is payable on August 28, 2015 to stockholders of record on August 14, 2015.

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

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries Nexstar Finance Holdings, Inc. (“Nexstar Holdings”) and Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”). “Mission” refers to Mission Broadcasting, Inc.; “Marshall” refers to Marshall Broadcasting Group, Inc.; “White Knight” refers to White Knight Broadcasting; and all references to the “Company” refer to Nexstar, Mission, Marshall and other consolidated VIEs collectively. All references to “we,” “our,” “ours” and “us” refer to Nexstar.

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

Executive Summary

2015 Highlights

•

Net revenue during the second quarter of 2015 increased by $74.4 million, or 50.6% compared to the same period in 2014. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities of $59.4 million and an increase in retransmission compensation on our legacy stations of $17.4 million, primarily related to the 2014 renewal of contracts providing for higher rates per subscriber. These increases were partially offset by decreases in advertising revenue due to 2015 not being a political or an Olympic year.

•	For each of the two quarters during 2015, our Board of Directors declared dividends of $0.19 per share of Nexstar’s outstanding common stock, or total dividend payments of $11.9 million.

•

Effective January 1, 2015, we completed the acquisition of the outstanding equity of privately-held CCA, including CCA’s rights and obligations with respect to certain operating agreements CCA had with White Knight, from SP ComCorp, NexPoint and Highland for $278.1 million in cash. CCA and White Knight, collectively, owned 19 television stations in 10 markets. We paid a deposit of $27.0 million to CCA in April 2013 and the remaining purchase price of $251.3 million was funded at closing by a combination of cash on hand, proceeds from term loans borrowed in October 2014 and borrowings from our revolving credit facility in January 2015. Simultaneous with this acquisition, we sold the assets of two CCA stations, KPEJ and KMSS, to Marshall for $43.3 million in cash, funded primarily by a $43.0 million deposit made in December 2014 arising from Marshall’s term loan borrowings. We also entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, we sold the assets of a CCA station, WEVV, the CBS and FOX affiliate serving the Evansville, Indiana market, to BCB for $26.8 million in cash, plus a $0.8 million cash sale of certain real estate properties previously owned by Nexstar (not acquired from CCA). Nexstar recognized a net loss on disposal of $0.5 million in connection with this transaction. There is no relationship between Nexstar and BCB or their respective stations after the sale.

•

Effective January 29, 2015, we acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith and SagamoreHill for $70.8 million in cash. We funded the purchase price through our 6.125% Notes and borrowings under our existing credit facility. This acquisition allows us entrance into this market.

•

On February 2, 2015, we acquired the outstanding equity of Yashi, a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. This acquisition is expected to broaden our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies. The purchase price was funded through our 6.125% Notes and borrowings under our existing credit facility.

•

On February 13, 2015, we acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television and Landmark Media for $151.0 million in cash. We funded the purchase price through our 6.125% Notes and borrowings under our existing credit facility. This acquisition allows us entrance into this market.

•

On January 29, 2015, we completed the issuance and sale of $275.0 million 6.125% Notes due 2022 at par. The notes are our senior unsecured obligations and are guaranteed by Mission and certain of our and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions. In January and February 2015, we borrowed a total amount of $134.9 million under our revolving credit facility. The proceeds from our 6.125% Notes and borrowings under our revolving credit facility were used to partially finance the CCA, KASW, Yashi and KLAS acquisitions and to pay for related fees and expenses. During the six months ended June 30, 2015, we repaid all the $134.9 million outstanding principal balance under our revolving credit facility funded by cash on hand.

•

On January 30, 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million. In January and March 2015, Marshall borrowed a total of $2.0 million under its revolving credit facility. Through June 2015, we, Mission and Marshall repaid the contractual maturities under each of our term loans, for a total of $7.4 million.

Overview of Operations

As of June 30, 2015, we owned, operated, programmed or provided sales and other services to 107 television stations and 36 digital multicast channels, including those owned by VIEs, in 58 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. The stations are affiliates of ABC (20 stations), NBC (20 stations), FOX (28 stations), CBS (17 stations), The CW (10 stations and 2 digital multicast channels), MyNetworkTV (10 stations and 4 digital multicast channels), Telemundo (one station and one digital multicast channel), RTV (one station), Bounce TV (9 digital multicast channels), Me-TV (9 digital multicast channels), Estrella (6 digital multicast channels), LATV (one digital multicast channel), This TV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), Movies! (one digital multicast channel) and News/Weather (one digital multicast channel). Through various local service agreements, we provided sales, programming and other services to 31 stations and 6 digital multicast channels owned and/or operated by independent third parties. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

We do not own Mission, Marshall, Parker or White Knight or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting their economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, Parker and White Knight, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight that permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, Parker and White Knight maintain complete responsibility for and control over programming, finances and personnel for their stations.

Regulatory Developments

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$93,991	41.4	$70,461	46.2	$178,515	41.1	$136,103	46.6
National	38,793	17.1	26,075	17.1	74,371	17.1	53,264	18.3
Political	1,906	0.8	6,746	4.4	2,266	0.5	10,749	3.7
Retransmission compensation	69,719	30.7	34,960	22.9	136,283	31.4	70,089	24.0
Digital media revenue	21,180	9.3	13,248	8.7	40,492	9.3	19,525	6.7
Other	1,379	0.7	1,131	0.7	2,580	0.6	2,112	0.7
Total gross revenue	226,968	100.0	152,621	100.0	434,507	100.0	291,842	100.0
Less: Agency commissions	(17,431)		(13,392)		(32,972)		(25,908)
Net broadcast revenue	209,537		139,229		401,535		265,934
Trade and barter revenue	11,785		7,701		23,178		14,829
Net revenue	$221,322		$146,930		$424,713		$280,763

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$221,322	100.0	$146,930	100.0	$424,713	100.0	$280,763	100.0
Operating expenses:
Corporate expenses	10,474	4.7	9,101	6.2	22,157	5.2	17,605	6.3
Station direct operating expenses, net of trade	72,848	32.9	43,185	29.4	140,654	33.1	83,564	29.8
Station selling, general and administrative expenses	46,083	20.8	34,695	23.6	91,689	21.6	67,231	23.9
Trade and barter expense	11,641	5.3	7,581	5.2	22,939	5.4	14,723	5.2
Depreciation	11,302	5.1	8,543	5.8	22,174	5.2	16,962	6.0
Amortization of intangible assets	11,237	5.1	6,112	4.2	24,297	5.7	12,305	4.4
Amortization of broadcast rights, excluding barter	5,195	2.4	2,771	1.8	10,357	2.5	5,731	2.1
Income from operations	$52,542		$34,942		$90,446		$62,642

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Gross local advertising revenue was $94.0 million for the three months ended June 30, 2015, compared to $70.5 million for the same period in 2014, an increase of $23.5 million, or 33.4%. Gross national advertising revenue was $38.8 million for the three months ended June 30, 2015, compared to $26.1 million for the same period in 2014, an increase of $12.7 million, or 48.8%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $34.5 million. Our legacy stations’ local and national advertising revenue increased by $1.8 million during the three months ended June 30, 2015 compared to the same period in 2014. Our largest advertiser category, automobile, represented approximately 22% of our local and national advertising revenue for the three months ended June 30, 2015 and 2014. Overall, including past results of our newly acquired stations, automobile revenues decreased slightly for the quarter. The other categories representing our top five were fast food/restaurants, furniture, radio/TV/cable/newspaper and medical/healthcare, all of which increased during the quarter.

Gross political advertising revenue was $1.9 million for the three months ended June 30, 2015, compared to $6.7 million for the same period in 2014, a decrease of $4.8 million, due to 2015 not being an election year.

Retransmission compensation was $69.7 million for the three months ended June 30, 2015, compared to $35.0 million for the same period in 2014, an increase of $34.8 million, or 99.4%. The increase in retransmission compensation was attributable to a $17.4 million increase on our legacy stations, primarily related to the 2014 renewal of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $17.4 million.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $21.1 million for the three months ended June 30, 2015, compared to $13.2 million for the same period in 2014, an increase of $7.9 million, or 59.9%. The increase was primarily attributable to incremental revenue from our newly acquired stations and entities of $7.2 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $10.5 million for the three months ended June 30, 2015, compared to $9.1 million for the same period in 2014, an increase of $1.4 million, or 15.1%. This was primarily attributable to an increase in stock-based compensation expense of $0.9 million due to equity incentive awards in January 2015 and an increase in payroll expense of $0.6 million related to the increased number of stations. These increases were partially offset by a decrease in legal and professional fees of $0.4 million primarily associated with our acquisitions of stations and entities in the prior year.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $118.9 million for the three months ended June 30, 2015, compared to $77.9 million for the same period in 2014, an increase of $41.1 million, or 52.7%. The increase was primarily due to expenses of our newly acquired stations and entities of $29.5 million and an increase in programming costs for our legacy stations of $8.2 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $11.3 million for the three months ended June 30, 2015, compared to $8.5 million for the same period in 2014, an increase of $2.8 million, or 32.3%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities of $1.8 million.

Amortization of intangible assets was $11.2 million for the three months ended June 30, 2015, compared to $6.1 million for the same period in 2014, an increase of $5.1 million, or 83.9%. The increase was primarily attributable to incremental amortization of other intangible assets from our newly acquired stations and entities of $5.4 million, partially offset by decreases in amortization from certain fully amortized intangible assets.

Amortization of broadcast rights, excluding barter was $5.2 million for the three months ended June 30, 2015, compared to $2.8 million for the same period in 2014, an increase of $2.4 million, or 87.5%, primarily attributable to incremental amortization from the Company’s newly acquired stations of $2.8 million.

Interest Expense

Interest expense, net was $20.4 million for the three months ended June 30, 2015, compared to $15.3 million for the same period in 2014, an increase of $5.1 million, or 32.9%, primarily attributable to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Income Taxes

Income tax expense was $12.1 million for the three months ended June 30, 2015, compared to $8.5 million for the same period in 2014, an increase of $3.6 million, or 43.0%. The effective tax rates for the three months ended June 30, 2015 and 2014 were 37.8% and 43.6%, respectively. The decrease in the effective tax rate primarily relates to the 2015 acquisitions of CCA, White Knight and KLAS, which resulted in reductions to the state tax rate. Additionally, the reduced blended state tax rate caused a one-time revaluation of our net deferred tax liabilities, resulting in an income tax benefit in the second quarter of 2015 of $0.5 million, or a 1.6% impact to the effective tax rate. In addition, the 2014 acquisition of WOI also impacted the state tax rate, resulting in a similar revaluation and additional income tax expense in the second quarter of 2014 of $0.6 million, or a 3.1% impact to the effective tax rate.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Gross local advertising revenue was $178.5 million for the six months ended June 30, 2015, compared to $136.1 million for the same period in 2014, an increase of $42.4 million, or 31.2%. Gross national advertising revenue was $74.4 million for the six months ended June 30, 2015, compared to $53.3 million for the same period in 2014, an increase of $21.1 million, or 39.6%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $65.4 million. Our legacy stations’ local and national advertising revenue decreased by $1.9 million primarily due to prior year advertising revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automobile, represented approximately 23% of our local and national advertising revenue for the six months ended June 30, 2015 and 2014. Overall, including past results of our newly acquired stations, automobile revenues decreased during the year to date period. The other categories representing our top five were fast food/restaurants, which declined this year, and furniture, radio/TV/cable/newspaper and medical/healthcare, all of which increased in 2015.

Gross political advertising revenue was $2.3 million for the six months ended June 30, 2015, compared to $10.7 million for the same period in 2014, a decrease of $8.5 million, due to 2015 not being an election year.

Retransmission compensation was $136.3 million for the six months ended June 30, 2015, compared to $70.1 million for the same period in 2014, an increase of $66.2 million, or 94.4%. The increase in retransmission compensation was attributable to a $33.8 million increase on our legacy stations, primarily related to the 2014 renewal of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $32.4 million.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $40.5 million for the six months ended June 30, 2015, compared to $19.5 million for the same period in 2014, an increase of $21.0 million. The increase was primarily attributable to incremental revenue from our newly acquired stations and entities of $19.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $22.2 million for the six months ended June 30, 2015, compared to $17.6 million for the same period in 2014, an increase of $4.6 million, or 25.9%. This was primarily attributable to an increase in stock-based compensation expense of $2.1 million due to equity incentive awards in January 2015, and an increase in payroll expense of $1.4 million related to the increased number of stations.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $232.3 million for the six months ended June 30, 2015, compared to $150.8 million for the same period in 2014, an increase of $81.5 million, or 54.1%. The increase was primarily due to expenses of our newly acquired stations and entities of $59.9 million and an increase in programming costs for our legacy stations of $15.3 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $22.2 million for the six months ended June 30, 2015, compared to $17.0 million for the same period in 2014, an increase of $5.2 million, or 30.7%, primarily due to the incremental depreciation of fixed assets from our newly acquired stations and entities of $3.6 million.

Amortization of intangible assets was $24.3 million for the six months ended June 30, 2015, compared to $12.3 million for the same period in 2014, an increase of $12.0 million, or 97.5%. The increase was primarily attributable to incremental amortization of other intangible assets from our newly acquired stations and entities of $13.1 million, partially offset by decreases in amortization from certain fully amortized intangible assets.

Amortization of broadcast rights, excluding barter was $10.4 million for the six months ended June 30, 2015, compared to $5.7 million for the same period in 2014, an increase of $4.6 million, or 80.7%, primarily attributable to incremental amortization from the Company’s newly acquired stations of $5.3 million, partially offset by a nonrecurring adjustment to the net realizable value of broadcast rights during 2015 of $0.3 million.

Interest Expense

Interest expense, net was $39.7 million for the six months ended June 30, 2015, compared to $30.5 million for the same period in 2014, an increase of $9.2 million, or 30.0%, primarily attributable to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Income Taxes

Income tax expense was $18.7 million for the six months ended June 30, 2015, compared to $13.5 million for the same period in 2014, an increase of $5.2 million, or 38.3%. The effective tax rates for the six months ended June 30, 2015 and 2014 were 37.0% and 42.5%, respectively. The decrease in the effective tax rate primarily relates to the 2015 acquisitions of CCA, White Knight and KLAS, which resulted in reductions to the state tax rate. Additionally, the reduced blended state tax rate caused a one-time revaluation of our net deferred tax liabilities, resulting in an income tax benefit in the first half of 2015 of $1.4 million, or a 2.7% impact to the effective tax rate. In addition, the 2014 acquisition of WOI also impacted the state tax rate, resulting in a similar revaluation and additional income tax expense in the first half of 2014 of $0.6 million, or a 1.9% impact to the effective tax rate.

Liquidity and Capital Resources

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs, we may, from time to time, borrow under our existing senior secured credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission and Marshall may, from time to time, borrow under their existing senior secured credit facilities. The Company will continue to evaluate the best use of its operating cash flow among its capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$80,593	$73,420
Net cash used in investing activities	(444,120)	(94,330)
Net cash provided by financing activities	258,506	12,995
Net decrease in cash and cash equivalents	$(105,021)	$(7,915)
Cash paid for interest	$30,721	$28,939
Cash paid for income taxes, net of refunds(1)	$17,642	$1,441

(1)

The cash paid for income taxes, net of refunds, during the six months ended June 30, 2015 include payments totaling $15.2 million in tax liabilities assumed in or resulting from various acquisitions and sales.

	As of	As of
	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$26,891	$131,912
Long-term debt including current portion	1,500,398	1,236,144
Unused revolving loan commitments under senior secured credit facilities(1)	103,000	99,500

(1)	Based on covenant calculations as of June 30, 2015, all of the $103.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $7.0 million during the six months ended June 30, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue (excluding trade and barter) of $135.6 million less an increase in station and corporate operating expenses (excluding stock compensation) of $84.0 million. These transactions were partially offset by a $10.8 million use of cash resulting from timing of collections of accounts receivable, a $13.5 million use of cash due to the timing of payments to vendors, an increase in payments for income taxes of $16.2 million, an increase in payments for broadcast rights of $4.7 million and an increase in cash paid for interest of $1.8 million.

Cash paid for interest increased by $1.8 million during the six months ended June 30, 2015 compared to the same period in 2014, primarily due to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $350.0 million during the six months ended June 30, 2015 compared to the same period in 2014. In 2015, we completed the acquisitions of CCA, KASW, Yashi and KLAS for total payments of $459.7 million. Simultaneous with our acquisition of CCA, we sold a station owned by CCA for $26.8 million in cash and certain real estate properties we owned for $2.1 million in cash. In 2014, we completed the acquisitions of 3 television stations from Citadel Communications, L.P. and related entities, 3 television stations and 2 satellite stations from Gray Television, Inc. (“Gray TV”), the assets of IBS and the outstanding equity of ETG for total payments of $82.1 million. In addition, Mission paid a $3.2 million deposit to acquire KFQX pursuant to an amended purchase agreement.

Capital expenditures during the six months ended June 30, 2015 increased by $4.3 million compared to the same period in 2014 primarily due to capital expenditures for newly acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $245.7 million during the six months ended June 30, 2015 compared to the same period in 2014.

In 2015, we completed the sale and issuance of $275.0 million 6.125% Notes due 2022 at par. We also borrowed a total amount of $134.9 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi and KLAS acquisitions and to pay for related fees and expenses. We also received $3.3 million proceeds from stock option exercises and recognized a $7.8 million excess tax benefit from stock-based compensation arrangements. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by $7.4 million scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans, repayments of outstanding obligations under the Company’s revolving credit facilities of $140.5 million, payments of dividends to our common stockholders of $11.9 million ($0.19 per share each quarter), payments for debt financing costs of $3.0 million and payments for capital lease obligations of $1.7 million.

In 2014, we borrowed $25.0 million, issued at 99.75%, under our Term Loan A to finance our acquisition of television stations from Gray TV. We also received $1.3 million proceeds from stock option exercises and recognized a $4.7 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of $7.8 million outstanding principal under our and Mission’s term loans, dividends to our Class A stockholders of $9.2 million ($0.15 per share each quarter) and payments for capital lease obligations of $0.7 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2015, we, Mission and Marshall had total combined debt of $1.5 billion, which represented 94.4% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $103.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2015. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On July 24, 2015, our Board of Directors declared a quarterly dividend of $0.19 per share of our Class A common stock. The dividend is payable on August 28, 2015 to stockholders of record on August 14, 2015.

We have also signed an agreement to acquire KCWI from Pappas. We will fund the $3.3 million remaining purchase price, subject to working capital adjustments, to Pappas through cash on hand upon closing which we expect to occur in 2015.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2015 (in thousands):

		Remainder
	Total	of 2015	2016-2017	2018-2019	Thereafter
Nexstar senior secured credit facility	$412,505	$5,743	$34,913	$123,627	$248,222
Mission senior secured credit facility	229,145	918	4,670	4,670	218,887
Marshall senior secured credit facility	59,750	1,800	12,650	45,300	-
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
	$1,501,400	$8,461	$52,233	$173,597	$1,267,109

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

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. The Company believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing the respective notes for a period of at least the next twelve months from June 30, 2015.

No Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall, White Knight and Parker in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that as of June 30, 2015, there has been no material change to this information.

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

The term loan borrowings at June 30, 2015 under the Company’s senior secured credit facilities bear interest rates ranging from 2.2% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at June 30, 2015. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2015 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $3.0 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2015. Due to the LIBOR floor on certain of the Company’s term loans, an increase of 50 basis points in LIBOR would result in a $1.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $0.4 million. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2015, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2015, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 13, 2015).

10.2

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 13, 2015).

10.3

First Amendment to the Credit Agreement dated as of July 7, 2015, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 13, 2015).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: August 7, 2015