Form 10-Q
period 2015-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2015-11-05
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 2, 2015, the registrant had 30,620,804 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,356	$131,912
Accounts receivable, net of allowance for doubtful accounts of $5,027 and $3,002, respectively	174,709	127,878
Deferred tax assets, net	64,263	41,737
Broadcast rights	18,839	10,873
Prepaid expenses and other current assets	7,986	5,264
Total current assets	289,153	317,664
Property and equipment, net	271,567	237,739
Goodwill	445,187	256,491
FCC licenses	489,698	322,040
Other intangible assets, net	321,099	194,129
Other noncurrent assets, net	43,502	118,387
Total assets (1)	$1,860,206	$1,446,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$19,887	$15,840
Current portion of broadcast rights payable	21,009	11,935
Accounts payable	23,683	17,231
Accrued expenses	51,493	36,807
Taxes payable	2,164	4,899
Interest payable	15,766	4,601
Other current liabilities	9,016	5,953
Total current liabilities	143,018	97,266
Debt	1,465,251	1,204,529
Deferred tax liabilities	139,439	44,224
Other noncurrent liabilities	50,768	43,894
Total liabilities (1)	1,798,476	1,389,913
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2015 and December 31, 2014	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,621,369 shares issued and 30,620,804 shares outstanding at September 30, 2015, and 31,172,060 shares issued and outstanding at December 31, 2014	316	312
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2015 and December 31, 2014	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2015 and December 31, 2014	-	-
Additional paid-in capital	399,372	398,029
Accumulated deficit	(295,294)	(345,804)
Treasury stock - at cost; 1,000,565 shares at September 30, 2015	(48,121)	-
Total Nexstar Broadcasting Group, Inc. stockholders' equity	56,273	52,537
Noncontrolling interests in consolidated variable interest entities	5,457	4,000
Total stockholders' equity	61,730	56,537
Total liabilities and stockholders' equity	$1,860,206	$1,446,450

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of September 30, 2015 and December 31, 2014 include certain assets held by consolidated VIEs of $120.9 million and $49.1 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of September 30, 2015 and December 31, 2014 include certain liabilities of consolidated VIEs of $38.9 million and $17.9 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$224,897	$157,744	$649,610	$438,507
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	80,417	48,395	225,113	135,501
Selling, general, and administrative expenses, excluding depreciation and amortization	56,426	43,652	170,272	128,488
Amortization of broadcast rights	15,312	8,771	44,566	25,683
Amortization of intangible assets	11,351	6,392	35,648	18,697
Depreciation	13,076	8,838	35,250	25,800
Total operating expenses	176,582	116,048	510,849	334,169
Income from operations	48,315	41,696	138,761	104,338
Interest expense, net	(20,396)	(15,530)	(60,080)	(46,039)
Loss on extinguishment of debt	-	-	-	(71)
Other expenses	(115)	(172)	(383)	(427)
Income before income taxes	27,804	25,994	78,298	57,801
Income tax expense	(10,649)	(10,590)	(29,331)	(24,100)
Net income	17,155	15,404	48,967	33,701
Net loss attributable to noncontrolling interests	127	-	1,543	-
Net income attributable to Nexstar Broadcasting Group, Inc.	$17,282	$15,404	$50,510	$33,701
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$0.55	$0.50	$1.62	$1.10
Diluted	$0.54	$0.48	$1.57	$1.05
Weighted average number of common shares outstanding:
Basic	31,262	30,888	31,261	30,711
Diluted	32,151	32,067	32,263	31,970

Dividends declared per common share	$0.19	$0.15	$0.57	$0.45

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2014	-	$-	31,172,060	$312	-	$-	-	$-	$398,029	$(345,804)	-	$-	$4,000	$56,537
Stock-based compensation expense	-	-	-	-	-	-	-	-	8,515	-	-	-	-	8,515
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,010,565)	(48,660)	-	(48,660)
Exercise of stock options and vesting of restricted stock units	-	-	449,309	4	-	-	-	-	2,784	-	10,000	539	-	3,327
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	7,914	-	-	-	-	7,914
Common stock dividends declared	-	-	-	-	-	-	-	-	(17,870)	-	-	-	-	(17,870)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	2,900	2,900
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	100	100
Net income	-	-	-	-	-	-	-	-	-	50,510	-	-	(1,543)	48,967
Balances as of September 30, 2015	-	$-	31,621,369	$316	-	$-	-	$-	$399,372	$(295,294)	(1,000,565)	$(48,121)	$5,457	$61,730

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,967	$33,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	1,764	1,759
Amortization of broadcast rights, excluding barter	16,297	8,904
Depreciation of property and equipment	35,250	25,800
Amortization of intangible assets	35,648	18,697
Loss on asset disposal, net	922	139
Amortization of debt financing costs and debt discounts	2,756	2,033
Loss on extinguishment of debt	-	71
Stock-based compensation expense	8,515	5,484
Deferred income taxes	26,513	21,371
Payments for broadcast rights	(16,280)	(9,108)
Deferred gain recognition	(327)	(327)
Amortization of deferred representation fee incentive	(836)	(625)
Non-cash representation contract termination fee	1,516	353
Excess tax benefit from stock option exercises	(7,914)	(4,766)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(11,633)	1,326
Prepaid expenses and other current assets	(2,002)	475
Other noncurrent assets	361	261
Accounts payable and accrued expenses	10,600	6,078
Taxes payable	(20,699)	(70)
Interest payable	11,165	9,278
Other noncurrent liabilities	72	(192)
Net cash provided by operating activities	140,655	120,642
Cash flows from investing activities:
Purchases of property and equipment	(21,282)	(13,904)
Deposits and payments for acquisitions, net of cash acquired	(461,678)	(85,298)
Proceeds from disposal of a station	26,805	-
Proceeds from disposals of property and equipment	2,206	82
Net cash used in investing activities	(453,949)	(99,120)
Cash flows from financing activities:
Proceeds from long-term debt	416,950	24,938
Repayments of long-term debt	(151,518)	(8,743)
Payments for debt financing costs	(3,225)	(357)
Contribution from a noncontrolling interest	100	-
Purchase of treasury stock	(48,660)	-
Proceeds from exercise of stock options	3,327	1,291
Excess tax benefit from stock option exercises	7,914	4,766
Common stock dividends paid	(17,870)	(13,812)
Payments for capital lease obligations	(2,280)	(957)
Net cash provided by financing activities	204,738	7,126
Net (decrease) increase in cash and cash equivalents	(108,556)	28,648
Cash and cash equivalents at beginning of period	131,912	40,028
Cash and cash equivalents at end of period	$23,356	$68,676
Supplemental information:
Interest paid	$46,159	$34,728
Income taxes paid, net of refunds	$23,437	$2,276
Non-cash investing activities:
Accrued purchases of property and equipment	$1,661	$2,008
Noncash purchases of property and equipment	$3,863	$1,332

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2015, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 107 television stations and 36 digital multicast channels, including those owned by variable interest entities (“VIEs”), in 58 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. The stations are affiliates of ABC (20 stations), NBC (21 stations), FOX (27 stations), CBS (17 stations), The CW (10 stations and 2 digital multicast channels), MyNetworkTV (10 stations and 4 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (9 digital multicast channels), Estrella (5 digital multicast channels), LATV (one digital multicast channel), This TV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), Movies! (2 digital multicast channels), News/Weather (one digital multicast channel) and one independent station. Through various local service agreements, Nexstar provided sales, programming and other services to 31 stations and 5 digital multicast channels owned and/or operated by independent third parties. Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s operations are substantially similar and are therefore aggregated as a single reportable segment.

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

	September 30,	December 31,
	2015	2014
Current assets	$2,996	$12	(1)
Property and equipment, net	4,273	-
Goodwill	18,221	697	(1)
FCC licenses	74,312	46,727
Other intangible assets, net	20,548	1,695	(1)
Other noncurrent assets, net	574	-
Total assets	120,924	49,131

Current liabilities	13,266	7,852
Noncurrent liabilities	25,659	10,018
Total liabilities	$38,925	$17,870

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Effective January 1, 2015, upon Nexstar’s acquisition of CCA, Nexstar assumed CCA’s contractual obligations under its local service agreements with White Knight, the owner of six television stations in the Baton Rouge, Louisiana, Shreveport, Louisiana and Tyler-Longview, Texas markets. Nexstar evaluated the business arrangements with White Knight and has determined that it has a variable interest in this entity. Nexstar has also determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of White Knight, including management advice and consultation in broadcast matters, the ability to sell certain advertising on the White Knight stations, the production of the White Knight stations’ news and other programming, and oversight and control of sales management personnel. Additionally, Nexstar assumed CCA’s options to acquire the assets and assume the liabilities of each White Knight station, subject to FCC consent. Simultaneous with Nexstar’s acquisition of CCA, Nexstar sold the assets of CCA stations KPEJ and KMSS to Marshall and, as discussed above, Nexstar is the primary beneficiary of Marshall. Therefore, Nexstar consolidated White Knight, KPEJ and KMSS as of January 1, 2015. See Note 3 for additional information with respect to these transactions.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2015 with Mission, Marshall, Parker and White Knight:

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

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$5,437	$1,440
Accounts receivable, net	15,805	7,594
Deferred tax assets, net	11,272	9,389
Prepaid expenses and other current assets	4,138	2,657
Total current assets	36,652	21,080
Property and equipment, net	30,650	26,235
Goodwill	69,864	35,308
FCC licenses	74,312	46,727
Other intangible assets, net	59,495	30,333
Other noncurrent assets, net	13,802	61,619	(1)
Total assets	$284,775	$221,302

Current liabilities:
Current portion of debt	$6,410	$5,137
Interest payable	28	28
Other current liabilities	13,266	7,852
Total current liabilities	19,704	13,017
Debt	278,039	285,922	(1)
Other noncurrent liabilities	25,659	10,018
Total liabilities	$323,402	$308,957

(1)

As discussed under Recent Accounting Pronouncements below, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs in the Condensed Consolidated Balance Sheets. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. As such, the amounts previously reported as other noncurrent assets and debt of consolidated VIEs as of December 31, 2014 related to term loans were decreased by $3.2 million.

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

As of September 30, 2015 and December 31, 2014, Nexstar had balances in accounts payable of $0.1 million and $0.5 million, respectively, for fees under this arrangement and had receivables for advertising aired on these stations of $0.6 million and $0.7 million, respectively. Fees incurred under this arrangement of $0.1 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.9 million during each of the nine months then ended, were included in direct operating expenses in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average shares outstanding - basic	31,262	30,888	31,261	30,711
Dilutive effect of equity incentive plan instruments	889	1,179	1,002	1,259
Weighted average shares outstanding - diluted	32,151	32,067	32,263	31,970

Stock options and restricted stock units to acquire a weighted average of 879,000 shares and 753,000 shares for the three months ended September 30, 2015 and 2014, respectively, and 932,000 shares and 712,000 shares during each of the respective nine months then ended of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been antidilutive.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Interest, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, addressing the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendments in this accounting standard allow the deferral and presentation of debt financing costs related to line-of-credit arrangements as an asset and amortization of such costs ratably over their term, regardless of whether there is any outstanding amount under such arrangements. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company has applied the change in accounting as of September 30, 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Condensed Consolidated Balance Sheet as of December 31, 2014 related to term loans and publicly-held notes were decreased by $15.8 million. The Company continues to present debt financing costs related to revolving credit facilities as part of other noncurrent assets and amortizes this asset over the terms of the revolving credit facilities. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s service contracts. ASU 2015-05 is effective for the Company in the first quarter of 2017 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date, which represents a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of this accounting standard update.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for

Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments in this accounting standard are effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company has applied the change in accounting as of September 30, 2015. See Note 3 for additional information.

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

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the $251.1 million remaining purchase price at closing funded by a combination of cash on hand, term loans borrowed in October 2014 and borrowings from its revolving credit facility (See Note 6). The transaction costs relating to this acquisition, including legal and professional fees, of $0.5 million were expensed as incurred during the nine months ended September 30, 2015. Additionally, employment charges of $0.6 million were incurred and included in the Condensed Consolidated Statements of Operations during the nine months then ended.

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

The above transactions allow the Company entrance into 7 new markets and create new duopolies in 4 markets. The stations at acquisition are as follows:

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

Subject to final determination, the provisional fair values of the assets acquired and liabilities assumed in the CCA acquisition (net of the effects of the sale of WEVV to BCB), including the consolidation of the assets and liabilities of White Knight, KPEJ and KMSS, are as follows (in thousands):

Cash	$1,847
Accounts receivable	19,975
Broadcast rights	10,233
Deferred tax assets	247
Prepaid expenses and other current assets	257
Property and equipment	26,012
FCC licenses	71,465
Network affiliation agreements	86,219
Other intangible assets	7,818
Goodwill	120,759
Other assets	59
Total assets acquired	344,891
Less: Broadcast rights payable	(10,467)
Less: Accounts payable and accrued expenses	(4,703)
Less: Taxes payable	(18,613)
Less: Other current liabilities	(336)
Less: Deferred tax liabilities	(56,935)
Less: Other noncurrent liabilities	(221)
Less: Noncontrolling interest in a consolidated VIE	(2,900)
Net assets acquired	$250,716

During 2015, Nexstar recorded measurement period adjustments related to additional information obtained about a number of immaterial acquired working capital balances, which increased the estimated fair values of goodwill and deferred tax liabilities by $1.0 million and $1.5 million, respectively, none of which had a material impact on the Company’s results of operations in the current or prior periods.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The majority of the goodwill, FCC licenses and network affiliation agreements are not deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years and other intangible assets are amortized over an estimated weighted average useful life of six months.

The acquired entities’ net revenue of $27.5 million and operating income of $10.2 million during the three months ended September 30, 2015 and net revenue of $76.0 million and operating income of $21.9 million from the date of acquisition to September 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

KASW

Effective January 29, 2015, Nexstar acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith Corporation (“Meredith”) and SagamoreHill of Phoenix, LLC (“SagamoreHill”) for $70.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through a portion of the proceeds of Nexstar’s $275.0 million 6.125% senior unsecured notes (“6.125% Notes”) and borrowings under Nexstar’s existing credit facility (See Note 6). No significant transaction costs were incurred in connection with this acquisition during the three and nine months ended September 30, 2015.

Subject to final determination, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$3,544
Broadcast rights	8,771
Prepaid expenses and other current assets	24
Property and equipment	987
FCC licenses	35,566
Other intangible assets	713
Goodwill	32,254
Total assets acquired	81,859
Less: Broadcast rights payable	(10,291)
Less: Accounts payable and accrued expenses	(790)
Net assets acquired	$70,778

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of eight months.

KASW’s net revenue of $5.2 million and operating income of $2.4 million during the three months ended September 30, 2015 and net revenue of $14.3 million and operating income of $7.2 million from the date of acquisition to September 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. The acquisition was made to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 6). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the nine months ended September 30, 2015.

Subject to final determination, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$1,470
Accounts receivable	6,788
Property and equipment	114
Software and other intangible assets	18,348
Goodwill	21,353
Other assets	15
Total assets acquired	48,088
Less: Accounts payable and accrued expenses	(7,641)
Less: Taxes payable	(108)
Less: Deferred tax liabilities	(6,985)
Net assets acquired	$33,354

During 2015, Nexstar recorded measurement period adjustments related to changes in the estimate of collectability of accounts receivable and changes in various valuation assumptions, which decreased the estimated fair values of accounts receivable, software and other intangible assets and deferred tax liabilities by $1.7 million, $4.0 million and $1.6 million, respectively, and increased goodwill by $4.4 million. None of these measurement period adjustments had a material impact on the Company’s results of operations in the current or prior periods.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The majority of the acquired goodwill and software and other intangible assets are not deductible for tax purposes. Software and other intangible assets are amortized over an estimated weighted average useful life of four years.

Yashi’s net revenue of $5.4 million and operating loss of $1.8 million during the three months ended September 30, 2015 and net revenue of $18.0 million and operating loss of $2.9 million from the date of acquisition to September 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

KLAS

On February 13, 2015, Nexstar acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television, LLC (“Landmark Television”) and Landmark Media Enterprises, LLC (“Landmark Media”), for $150.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 6). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the nine months ended September 30, 2015.

Subject to final determination, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$18
Accounts receivable	6,654
Broadcast rights	58
Prepaid expenses and other current assets	438
Property and equipment	19,238
FCC licenses	60,627
Network affiliation agreements	49,520
Goodwill	15,520
Total assets of a consolidated VIE	152,073
Less: Broadcast rights payable	(58)
Less: Accounts payable and accrued expenses	(1,051)
Less: Other current liabilities	(201)
Net assets acquired	$150,763

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years.

KLAS’ net revenue of $9.3 million and operating income of $1.3 million during the three months ended September 30, 2015 and net revenue of $23.1 million and operating income of $4.6 million from the date of acquisition to September 30, 2015 have been included in the accompanying Condensed Consolidated Statements of Operations.

Grant

On December 1, 2014, Nexstar acquired the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of seven television stations in four markets, for a total purchase price of $92.4 million in cash. Simultaneous with this acquisition, Nexstar sold the assets of one of the Grant stations to Marshall for $15.3 million in cash and entered into local service agreements to perform certain sales and other services for this station. In 2014, the initial purchase price allocation recorded an estimated taxes payable of $6.6 million attributable to the gain on the sale of a station and an estimated deferred tax liabilities of $21.7 million based on the estimated difference between the fair value and the related tax basis of acquired property and equipment and definite-lived intangible assets. In 2015, these calculations were finalized and resulted in a decrease in goodwill and taxes payable of $0.7 million and $0.8 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$224,897	$195,350	$649,610	$554,514
Income before income taxes	27,847	35,215	82,311	79,124
Net income	17,181	21,012	51,451	46,184
Net income attributable to Nexstar	17,100	19,862	52,310	44,425
Net income per common share attributable to Nexstar - basic	0.55	0.64	1.67	1.45
Net income per common share attributable to Nexstar - diluted	0.53	0.62	1.62	1.39

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

Future Acquisitions

KCWI

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.5 million, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the purchase agreement. This acquisition is subject to bankruptcy court approval and other customary conditions, and Nexstar expects it to close in the first quarter of 2016.

Reiten

On September 17, 2015, Nexstar entered into a definitive agreement to acquire the assets of four television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, subject to adjustments for working capital. A deposit of $2.2 million was paid upon signing the purchase agreement. The stations, all affiliated with CBS, are KXMC, KXMB, KXMA, KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMB, KXMA and KXMD are satellite stations of KXMC. In addition, Nexstar will assume local service agreements to provide sales and other services to two ABC affiliated television stations owned by Forum Communications Company, an independent third party (“Forum”). The stations owned by Forum are KMCY in Minot, North Dakota and KBMY in Bismarck, North Dakota. The acquisition will allow Nexstar entrance into this market. The purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under Nexstar’s senior secured credit facility. The acquisition is subject to FCC approval and other customary conditions and Nexstar projects it to close in the first quarter of 2016.

Kixer

Effective October 1, 2015, Lakana LLC (“Lakana”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of Kixer, Inc. (“Kixer”) from Centrility, LLC (“Centrility”), Keith Bonnici and Know Media, LLC (“Know Media”) for $8.0 million in cash, subject to adjustments for working capital, funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 6). Additionally, the sellers could receive up to $7.0 million in cash payments if certain revenue targets are met during the year 2016 in accordance with the purchase agreement (the “Earnout Payments”). Nexstar expects to fund the Earnout Payments through a combination of cash to be generated from operations and borrowings under Nexstar’s senior secured credit facility. Kixer is an advertising technology platform focused on optimizing and driving new mobile revenue streams for content publishers and this acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to its digital businesses and multi-screen strategies.

Due to the timing of the Kixer acquisition, certain disclosures, including the allocation of purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this Quarterly Report on Form 10-Q.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2015			December 31, 2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$614,592	$(331,074)	$283,518	$478,888	$(310,097)	$168,791
Other definite-lived intangible assets	1-15	78,832	(41,251)	37,581	52,052	(26,714)	25,338
Other intangible assets		$693,424	$(372,325)	$321,099	$530,940	$(336,811)	$194,129

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions and VIE consolidations, as discussed in Notes 2 and 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2015, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2015 (in thousands):

Remainder of 2015	$11,182
2016	38,504
2017	34,094
2018	27,292
2019	25,285
2020	21,855
Thereafter	162,887
$321,099

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$302,482	$(45,991)	$256,491	$371,461	$(49,421)	$322,040
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	188,696	-	188,696	167,658	-	167,658
Balances as of September 30, 2015	$491,178	$(45,991)	$445,187	$539,119	$(49,421)	$489,698

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2015, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Compensation and related taxes	$17,570	$13,026
Network affiliation fees	17,727	11,010
Other	16,196	12,771
	$51,493	$36,807

6.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Term loans, net of financing costs and discount of $9,248 and $10,823, respectively	$686,462	$695,956
Revolving loans	7,000	5,500
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $5,445 and $6,087, respectively	519,555	518,913
6.125% Senior unsecured notes due 2022, net of financing costs of $2,879	272,121	-
	1,485,138	1,220,369
Less: current portion	(19,887)	(15,840)
	$1,465,251	$1,204,529

As discussed in Note 2, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs in the Condensed Consolidated Balance Sheets. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. The Company has applied the change in accounting as of September 30, 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Condensed Consolidated Balance Sheet as of December 31, 2014 related to term loans and publicly-held notes were decreased by $15.8 million.

2015 Transactions

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes at par. The proceeds from these notes were used to partially finance acquisitions and to pay for related fees and expenses (See Note 3). Interest on the 6.125% Notes is payable semiannually in arrears on February 15 and August 15 of each year. The notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions. The notes will mature on February 15, 2022.

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

During the nine months ended September 30, 2015, Nexstar borrowed a total of $139.9 million under its revolving credit facility and an additional $5.0 million in October 2015 from this facility. These borrowings were used to partially fund the acquisitions discussed in Note 3. Through September 2015, Nexstar repaid $134.9 million outstanding principal balance under its revolving credit facility funded by cash on hand.

In January and March 2015, Marshall borrowed a total of $2.0 million under its revolving credit facility.

Through September 2015, Nexstar, Mission and Marshall paid the contractual maturities under their senior secured credit facilities of $7.4 million, $1.4 million and $2.2 million, respectively.

Unused Commitments and Borrowing Availability

The Company had $98.0 million of total unused revolving loan commitments under its amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2015. In October 2015, Nexstar borrowed $5.0 million under its revolving facility. Nexstar expects to repay this on November 6, 2015 through cash on hand. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2015, Nexstar was in compliance with all of its covenants.

Collateralization and Guarantees of Debt

The Company’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Marshall senior secured credit facilities in the event of their default. Similarly, Mission, Marshall and Enterprise Technology LLC (“Enterprise Technology”), a wholly-owned subsidiary of Nexstar, are guarantors of the Nexstar senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes and 6.125% Notes. Marshall and Enterprise Technology do not guarantee these notes. White Knight and Parker are not guarantors of any debt within the group.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$686,462	$688,239	$695,956	$697,420
Revolving loans(1)	7,000	6,867	5,500	5,386
6.875% Senior unsecured notes(2)	519,555	541,406	518,913	547,313
6.125% Senior unsecured notes(2)	272,121	271,563	-	-

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

7. Common Stock

On August 10, 2015, Nexstar announced that its board of directors approved a share repurchase program which authorizes Nexstar to purchase up to $100.0 million of its outstanding shares of Class A common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter ended September 30, 2015, Nexstar repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC initially established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but it has suspended that deadline pending action in an ongoing rulemaking proceeding.

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

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. Various parties, including Nexstar (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit, which has scheduled oral argument for December 3, 2015. If Nexstar is required to amend or terminate its existing agreements with Mission and others, the Company could have a reduction in revenue and could incur increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  Various court appeals of this Report and Order were denied in June 2015.  The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The FCC has announced March 29, 2016 as the commencement date for the incentive auction and has specified December 18, 2015 as the deadline for television broadcasters to file applications to participate in the auction. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements for certain of their stations. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and we cannot predict its outcome.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations on its business.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

9.  Commitments and Contingencies

Guarantees of Mission and Marshall Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the amount of borrowings outstanding. As of September 30, 2015, Mission had a maximum commitment of $233.9 million under its senior secured credit facility, of which $225.9 million of debt was outstanding, and Marshall had used all of its commitment and had outstanding debt obligations of $58.6 million.

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

On July 6, 2015, Nexstar Finance Holdings, Inc. (“Nexstar Holdings”), a wholly-owned subsidiary of Nexstar Broadcasting Group, Inc., merged with and into its parent company with the latter remaining as the surviving corporation. As a result of this merger, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar Holdings and issuer of the 6.875% Notes and the 6.125% Notes, became a direct subsidiary of Nexstar Broadcasting Group, Inc. Nexstar Holdings was not a guarantor of either the 6.875% Notes or the 6.125% Notes prior to the merger.

On July 7, 2015, Nexstar created the wholly-owned Enterprise Technology and contributed certain digital media business assets and liabilities of Nexstar Broadcasting to this entity. Enterprise Technology is not a guarantor of either the 6.875% Notes or the 6.125% Notes.

As of September 30, 2015, the Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Enterprise Technology and other VIEs consolidated by Nexstar Broadcasting (See Note 2). The following Condensed Consolidating Financial Statements are presented as if the Nexstar Holdings merger and the contribution to Enterprise Technology occurred prior to the periods presented.

Additionally, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs in the Condensed Consolidated Balance Sheets. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset (See Note 2). The adoption of this standard decreased the December 31, 2014 balances of other noncurrent assets and debt by $15.8 million.

Nexstar Broadcasting’s outstanding 6.875% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$13,993	$4,092	$5,271	$-	$23,356
Accounts receivable	-	149,457	9,625	15,627	-	174,709
Amounts due from consolidated entities	-	-	41,794	294	(42,088)	-
Other current assets	-	74,960	12,136	3,992	-	91,088
Total current assets	-	238,410	67,647	25,184	(42,088)	289,153
Investments in subsidiaries	162,627	38,931	-	-	(201,558)	-
Amounts due from consolidated entities	-	124,070	-	-	(124,070)	-
Property and equipment, net	-	235,977	22,475	13,115	-	271,567
Goodwill	-	343,584	32,489	69,114	-	445,187
FCC licenses	-	415,387	41,563	32,748	-	489,698
Other intangible assets, net	-	235,659	19,498	65,942	-	321,099
Other noncurrent assets	-	29,644	10,919	2,939	-	43,502
Total assets	$162,627	$1,661,662	$194,591	$209,042	$(367,716)	$1,860,206
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$13,477	$2,210	$4,200	$-	$19,887
Accounts payable	-	16,600	796	6,287		23,683
Amounts due to consolidated entities	-	37,492	-	4,596	(42,088)	-
Other current liabilities	-	84,406	5,796	9,246	-	99,448
Total current liabilities	-	151,975	8,802	24,329	(42,088)	143,018
Debt	-	1,187,212	223,688	54,351	-	1,465,251
Amounts due to consolidated entities	60,537	-	-	63,533	(124,070)	-
Other noncurrent liabilities	-	153,909	7,455	28,843	-	190,207
Total liabilities	60,537	1,493,096	239,945	171,056	(166,158)	1,798,476
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	102,090	168,566	(45,354)	32,529	(201,558)	56,273
Noncontrolling interests in consolidated variable interest entities	-	-	-	5,457	-	5,457
Total liabilities and stockholders' equity (deficit)	$162,627	$1,661,662	$194,591	$209,042	$(367,716)	$1,860,206

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$130,472	$880	$560	$-	$131,912
Accounts receivable	-	118,321	6,895	2,662	-	127,878
Amounts due from consolidated entities	-	844	29,867	-	(30,711)	-
Other current assets	-	45,038	11,077	1,759	-	57,874
Total current assets	-	294,675	48,719	4,981	(30,711)	317,664
Investments in subsidiaries	125,076	-	-	-	(125,076)	-
Amounts due from consolidated entities	-	46,473	-	-	(46,473)	-
Property and equipment, net	-	207,286	24,166	6,287	-	237,739
Goodwill	-	210,355	32,489	13,647	-	256,491
FCC licenses	-	275,313	41,563	5,164	-	322,040
Other intangible assets, net	-	148,381	21,310	24,438	-	194,129
Other noncurrent assets	-	52,179	21,017	45,191	-	118,387
Total assets	$125,076	$1,234,662	$189,264	$99,708	$(202,260)	$1,446,450
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$10,703	$1,837	$3,300	$-	$15,840
Accounts payable	-	15,338	907	986	-	17,231
Amounts due to consolidated entities	-	29,026	-	1,685	(30,711)	-
Other current liabilities	-	55,116	5,806	3,273	-	64,195
Total current liabilities	-	110,183	8,550	9,244	(30,711)	97,266
Debt	-	918,607	230,556	55,366	-	1,204,529
Amounts due to consolidated entities	13,763	-	-	32,710	(46,473)	-
Other noncurrent liabilities	-	78,091	8,667	1,360	-	88,118
Total liabilities	13,763	1,106,881	247,773	98,680	(77,184)	1,389,913
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	111,313	127,781	(58,509)	(2,972)	(125,076)	52,537
Noncontrolling interest in a consolidated variable interest entity	-	-	-	4,000	-	4,000
Total liabilities and stockholders' equity (deficit)	$125,076	$1,234,662	$189,264	$99,708	$(202,260)	$1,446,450

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$189,789	$13,425	$21,683	$-	$224,897
Revenue between consolidated entities	-	6,455	8,873	3,037	(18,365)	-
Net revenue	-	196,244	22,298	24,720	(18,365)	224,897
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	60,691	7,001	12,725	-	80,417
Selling, general, and administrative expenses, excluding depreciation and amortization	-	52,167	819	4,599	(1,159)	56,426
Local service agreement fees between consolidated entities	-	10,752	2,445	4,009	(17,206)	-
Amortization of broadcast rights	-	12,680	1,464	1,168	-	15,312
Amortization of intangible assets	-	7,002	605	3,744	-	11,351
Depreciation	-	11,735	617	724	-	13,076
Total operating expenses	-	155,027	12,951	26,969	(18,365)	176,582
Income (loss) from operations	-	41,217	9,347	(2,249)	-	48,315
Interest expense, net	-	(17,671)	(2,336)	(389)	-	(20,396)
Other expenses	-	(115)	-	-	-	(115)
Equity in income of subsidiaries	13,207	-	-	-	(13,207)	-
Income (loss) before income taxes	13,207	23,431	7,011	(2,638)	(13,207)	27,804
Income tax (expense) benefit	-	(8,640)	(3,111)	1,102	-	(10,649)
Net income (loss)	13,207	14,791	3,900	(1,536)	(13,207)	17,155
Net loss attributable to noncontrolling interests	-	-	-	127	-	127
Net income (loss) attributable to Nexstar	$13,207	$14,791	$3,900	$(1,409)	$(13,207)	$17,282

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$141,987	$9,069	$6,688	$-	$157,744
Revenue between consolidated entities	-	2,445	10,105	45	(12,595)	-
Net revenue	-	144,432	19,174	6,733	(12,595)	157,744
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	40,287	4,636	3,472	-	48,395
Selling, general, and administrative expenses, excluding depreciation and amortization	-	39,469	711	3,517	(45)	43,652
Local service agreement fees between consolidated entities	-	10,105	2,445	-	(12,550)	-
Amortization of broadcast rights	-	7,310	1,461	-	-	8,771
Amortization of intangible assets	-	4,647	635	1,110	-	6,392
Depreciation	-	7,783	661	394	-	8,838
Total operating expenses	-	109,601	10,549	8,493	(12,595)	116,048
Income (loss) from operations	-	34,831	8,625	(1,760)	-	41,696
Interest expense, net	-	(12,970)	(2,560)	-	-	(15,530)
Other expenses	-	(172)	-	-	-	(172)
Equity in income of subsidiaries	11,710	-	-	-	(11,710)	-
Income (loss) before income taxes	11,710	21,689	6,065	(1,760)	(11,710)	25,994
Income tax (expense) benefit	-	(8,853)	(2,371)	634	-	(10,590)
Net income (loss)	$11,710	$12,836	$3,694	$(1,126)	$(11,710)	$15,404

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$547,110	$37,773	$64,727	$-	$649,610
Revenue between consolidated entities	-	19,362	26,780	8,752	(54,894)	-
Net revenue	-	566,472	64,553	73,479	(54,894)	649,610
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	170,390	17,657	37,066	-	225,113
Selling, general, and administrative expenses, excluding depreciation and amortization	-	156,641	2,481	14,210	(3,060)	170,272
Local service agreement fees between consolidated entities	-	32,472	7,335	12,027	(51,834)	-
Amortization of broadcast rights	-	36,360	4,308	3,898	-	44,566
Amortization of intangible assets	-	22,589	1,812	11,247	-	35,648
Depreciation	-	31,286	1,829	2,135	-	35,250
Total operating expenses	-	449,738	35,422	80,583	(54,894)	510,849
Income (loss) from operations	-	116,734	29,131	(7,104)	-	138,761
Interest expense, net	-	(51,941)	(6,974)	(1,165)	-	(60,080)
Other expenses	-	(383)	-	-	-	(383)
Equity in income of subsidiaries	37,551	-	-	-	(37,551)	-
Income (loss) before income taxes	37,551	64,410	22,157	(8,269)	(37,551)	78,298
Income tax (expense) benefit	-	(23,625)	(9,002)	3,296	-	(29,331)
Net income (loss)	37,551	40,785	13,155	(4,973)	(37,551)	48,967
Net loss attributable to noncontrolling interests	-	-	-	1,543	-	1,543
Net income (loss) attributable to Nexstar	$37,551	$40,785	$13,155	$(3,430)	$(37,551)	$50,510

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$397,320	$26,698	$14,489	$-	$438,507
Revenue between consolidated entities	-	7,335	29,561	123	(37,019)	-
Net revenue	-	404,655	56,259	14,612	(37,019)	438,507
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	114,940	13,258	7,303	-	135,501
Selling, general, and administrative expenses, excluding depreciation and amortization	-	117,895	2,317	8,399	(123)	128,488
Local service agreement fees between consolidated entities	-	29,561	7,335	-	(36,896)	-
Amortization of broadcast rights	-	21,331	4,352	-	-	25,683
Amortization of intangible assets	-	14,091	2,118	2,488	-	18,697
Depreciation	-	22,729	2,117	954	-	25,800
Total operating expenses	-	320,547	31,497	19,144	(37,019)	334,169
Income (loss) from operations	-	84,108	24,762	(4,532)	-	104,338
Interest expense, net	-	(38,463)	(7,576)	-	-	(46,039)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(427)	-	-	-	(427)
Equity in income of subsidiaries	23,225	-	-	-	(23,225)	-
Income (loss) before income taxes	23,225	45,168	17,165	(4,532)	(23,225)	57,801
Income tax (expense) benefit	-	(19,057)	(6,689)	1,646	-	(24,100)
Net income (loss)	$23,225	$26,111	$10,476	$(2,886)	$(23,225)	$33,701

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$123,602	$10,085	$6,968	$-	$140,655

Cash flows from investing activities:
Purchases of property and equipment	-	(19,315)	(138)	(2,005)	176	(21,282)
Deposits and payments for acquisitions	-	(504,678)	-	(300)	43,300	(461,678)
Proceeds from sale of stations	-	70,105	-	-	(43,300)	26,805
Other investing activities	-	2,032	150	200	(176)	2,206
Net cash (used in) provided by investing activities	-	(451,856)	12	(2,105)	-	(453,949)

Cash flows from financing activities:
Proceeds from long-term debt	-	414,950	-	2,000	-	416,950
Repayments of long-term debt	-	(142,391)	(6,877)	(2,250)	-	(151,518)
Common stock dividends paid	(17,870)	-	-	-	-	(17,870)
Purchase of treasury stock	(48,660)	-	-	-	-	(48,660)
Inter-company payments	63,203	(63,203)	-	-	-	-
Other financing activities	3,327	2,419	(8)	98	-	5,836
Net cash provided by (used in) financing activities	-	211,775	(6,885)	(152)	-	204,738
Net (decrease) increase in cash and cash equivalents	-	(116,479)	3,212	4,711	-	(108,556)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$13,993	$4,092	$5,271	$-	$23,356

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$113,955	$6,039	$648	$-	$120,642

Cash flows from investing activities:
Purchases of property and equipment	-	(13,075)	(181)	(648)	-	(13,904)
Deposits and payments for acquisitions	-	(82,098)	(3,200)	-	-	(85,298)
Other investing activities	-	82	-	-	-	82
Net cash used in investing activities	-	(95,091)	(3,381)	(648)	-	(99,120)

Cash flows from financing activities:
Proceeds from long-term debt	-	24,938	-	-	-	24,938
Repayments of long-term debt	-	(6,370)	(2,373)	-	-	(8,743)
Common stock dividends paid	(13,812)	-	-	-	-	(13,812)
Inter-company payments	12,521	(12,521)	-	-	-	-
Other financing activities	1,291	3,581	(129)	-	-	4,743
Net cash provided by (used in) financing activities	-	9,628	(2,502)	-	-	7,126
Net increase in cash and cash equivalents	-	28,492	156	-	-	28,648
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$64,804	$3,872	$-	$-	$68,676

11.  Subsequent Events

Effective October 1, 2015, Lakana acquired the outstanding equity of Kixer, an advertising technology platform focused on optimizing and driving new mobile revenue streams for content publishers, for $8.0 million in cash, funded by a combination of cash on hand and borrowing under Nexstar’s revolving credit facility (See Note 6). In addition, the sellers could receive up to $7.0 million in Earnout Payments if certain revenue targets in year 2016 are met in accordance with the purchase agreement. See Note 3 for additional information.

On October 23, 2015, Nexstar’s Board of Directors declared a quarterly dividend of $0.19 per share of its Class A common stock. The dividend is payable on November 20, 2015 to stockholders of record on November 6, 2015.

In October 2015, Nexstar borrowed $5.0 million under its revolving credit facility. Nexstar expects to repay this on November 6, 2015 through cash on hand.

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

As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries. “Mission” refers to Mission Broadcasting, Inc.; “Marshall” refers to Marshall Broadcasting Group, Inc.; “White Knight” refers to White Knight Broadcasting; and all references to the “Company” refer to Nexstar, Mission, Marshall and other consolidated VIEs collectively. All references to “we,” “our,” “ours” and “us” refer to Nexstar.

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

Executive Summary

2015 Highlights

•

Net revenue during the third quarter of 2015 increased by $67.2 million, or 42.6% compared to the same period in 2014. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities of $58.9 million and an increase in retransmission compensation on our legacy stations of $19.7 million, primarily related to the 2014 and 2015 renewals of contracts providing for higher rates per subscriber. These increases were partially offset by decreases in advertising revenue as 2015 is not a political or an Olympic year.

•	For each of the three quarters during 2015, our Board of Directors declared dividends of $0.19 per share of Nexstar’s outstanding common stock, or total dividend payments of $17.9 million.

•

In August 2015, we announced a share repurchase program which authorizes us to purchase up to $100.0 million of our outstanding shares of Class A Common Stock. During the third quarter of 2015, we repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand.

•

Effective January 1, 2015, we completed the acquisition of the outstanding equity of privately-held CCA, as well as CCA’s rights and obligations with respect to certain operating agreements CCA had with White Knight, from SP ComCorp, NexPoint and Highland for $278.1 million in cash. CCA and White Knight, collectively, owned 19 television stations in 10 markets. We paid a deposit of $27.0 million to CCA in April 2013 and the remaining purchase price of $251.1 million was funded at closing by a combination of cash on hand, proceeds from term loans borrowed in October 2014 and borrowings from our revolving credit facility in January 2015. Simultaneous with this acquisition, we sold the assets of two CCA stations, KPEJ and KMSS, to Marshall for $43.3 million in cash, funded primarily by a $43.0 million deposit made in December 2014 arising from Marshall’s term loan borrowings. We also entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, we sold the assets of a CCA station, WEVV, the CBS and FOX affiliate serving the Evansville, Indiana market, to BCB for $27.4 million in cash, plus a $0.8 million cash sale of certain real estate properties previously owned by Nexstar (not acquired from CCA). Nexstar recognized a net loss on disposal of $0.5 million in connection with this transaction. There is no relationship between Nexstar and BCB or their respective stations after the sale.

•

Effective January 29, 2015, we acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith and SagamoreHill for $70.8 million in cash. We funded the purchase price through a portion of our 6.125% Notes and borrowings under our existing credit facility. This acquisition allows us entrance into this market.

•

On February 2, 2015, we acquired the outstanding equity of Yashi, a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. This acquisition is expected to broaden our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies. The purchase price was funded through a portion of our 6.125% Notes and borrowings under our existing credit facility.

•

On February 13, 2015, we acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television and Landmark Media for $150.8 million in cash. We funded the purchase price through a portion of our 6.125% Notes and borrowings under our existing credit facility. This acquisition allows us entrance into this market.

•

On September 17, 2015, we entered into a definitive agreement to acquire the assets of four television stations from Reiten for $44.0 million in cash, subject to adjustments for working capital. We paid a deposit of $2.2 million upon signing the purchase agreement. The stations that we will acquire, all affiliated with CBS, are KXMC, KXMB, KXMA, KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMB, KXMA and KXMD operates as satellite stations of KXMC. In addition, we will assume local service agreements to provide sales and other services to two ABC affiliated television stations owned by Forum, an independent third party. The stations owned by Forum are KMCY in Minot, North Dakota and KBMY in Bismarck, North Dakota. This acquisition will allow us entrance into this market. We expect to fund the purchase price through cash generated from operations prior to closing and borrowings under our senior secured credit facility. The acquisition is subject to FCC approval and other customary conditions and we project it to close in the first quarter of 2016.

•

Effective October 1, 2015, Lakana, our wholly-owned subsidiary, acquired the outstanding equity of Kixer from Centrility, Keith Bonnici and Know Media for $8.0 million in cash, subject to adjustments for working capital, funded by a combination of cash on hand and borrowings under our revolving credit facility. Additionally, the sellers could receive up to $7.0 million in Earnout Payments if certain revenue targets are met during the year 2016 in accordance with the purchase agreement. We expect to fund the Earnout Payments through a combination of cash to be generated from operations and borrowings under our senior secured credit facility. Kixer is an advertising technology platform focused on optimizing and driving new mobile revenue streams for content publishers and this acquisition broadens our digital media portfolio with technologies and offerings that are complementary to our digital businesses and multi-screen strategies.

•	Through September 2015, the Company’s debt increased by a net amount of $249.0 million, primarily attributable to borrowings that funded the Company’s recent acquisitions.

Overview of Operations

As of September 30, 2015, we owned, operated, programmed or provided sales and other services to 107 television stations and 36 digital multicast channels, including those owned by VIEs, in 58 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia and Wisconsin. The stations are affiliates of ABC (20 stations), NBC (21 stations), FOX (27 stations), CBS (17 stations), The CW (10 stations and 2 digital multicast channels), MyNetworkTV (10 stations and 4 digital multicast channels), Telemundo (one station and one digital multicast channel), Bounce TV (9 digital multicast channels), Me-TV (9 digital multicast channels), Estrella (5 digital multicast channels), LATV (one digital multicast channel), This TV (one digital multicast channel), Weather Nation Utah (one digital multicast channel), Movies! (2 digital multicast channels), News/Weather (one digital multicast channel) and one independent station. Through various local service agreements, we provided sales, programming and other services to 31 stations and 5 digital multicast channels owned and/or operated by independent third parties. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until December 19, 2016 to come into compliance. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. The Company does not expect the new rules to impact its JSA revenue in 2015; however, the Company may begin to be negatively impacted by the new JSA attribution rule in 2016. If the Company is unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including us (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit.

In March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television station acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The U.S. Court of Appeals for the D.C. Circuit has dismissed an appeal of the processing guidelines. These new processing guidelines have impacted the Company’s previously announced acquisitions and may affect the Company’s acquisition of additional stations in the future.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$88,018	38.3	$65,828	40.0	$266,533	40.1	$201,931	44.3
National	37,899	16.5	25,572	15.6	112,270	16.9	78,836	17.3
Political	2,563	1.1	18,179	11.1	4,829	0.7	28,928	6.3
Retransmission compensation	80,045	34.8	40,740	24.8	216,328	32.6	110,829	24.3
Digital media revenue	20,127	8.7	12,936	7.9	60,619	9.1	32,461	7.1
Other	1,406	0.6	1,170	0.6	3,986	0.6	3,282	0.7
Total gross revenue	230,058	100.0	164,425	100.0	664,565	100.0	456,267	100.0
Less: Agency commissions	(16,698)		(14,310)		(49,670)		(40,218)
Net broadcast revenue	213,360		150,115		614,895		416,049
Trade and barter revenue	11,537		7,629		34,715		22,458
Net revenue	$224,897		$157,744		$649,610		$438,507

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$224,897	100.0	$157,744	100.0	$649,610	100.0	$438,507	100.0
Operating expenses:
Corporate expenses	11,108	4.9	8,680	5.5	33,265	5.1	26,285	6.0
Station direct operating expenses, net of trade	78,455	34.9	46,257	29.3	219,109	33.7	129,821	29.6
Station selling, general and administrative expenses	45,318	20.2	34,972	22.2	137,007	21.1	102,203	23.3
Trade and barter expense	11,334	5.0	7,736	4.9	34,273	5.3	22,459	5.1
Depreciation	13,076	5.8	8,838	5.6	35,250	5.4	25,800	5.9
Amortization of intangible assets	11,351	5.0	6,392	4.1	35,648	5.5	18,697	4.3
Amortization of broadcast rights, excluding barter	5,940	2.7	3,173	2.0	16,297	2.5	8,904	2.0
Income from operations	$48,315		$41,696		$138,761		$104,338

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Gross local advertising revenue was $88.0 million for the three months ended September 30, 2015, compared to $65.8 million for the same period in 2014, an increase of $22.2 million, or 33.7%. Gross national advertising revenue was $37.9 million for the three months ended September 30, 2015, compared to $25.6 million for the same period in 2014, an increase of $12.3 million, or 48.2%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $32.9 million. Our legacy stations’ local and national advertising revenue increased by $1.6 million during the three months ended September 30, 2015 compared to the same period in 2014. Our largest advertiser category, automobile, represented approximately 26% of our local and national advertising revenue for the three months ended September 30, 2015 and 2014. Overall, including past results of our newly acquired stations, automobile revenues decreased slightly for the quarter. The other categories representing our top five were fast food/restaurants, furniture and attorneys, which increased in 2015, and radio/TV/cable/newspaper, which declined during the quarter.

Gross political advertising revenue was $2.6 million for the three months ended September 30, 2015, compared to $18.2 million for the same period in 2014, a decrease of $15.6 million, as 2015 is not an election year.

Retransmission compensation was $80.0 million for the three months ended September 30, 2015, compared to $40.7 million for the same period in 2014, an increase of $39.3 million, or 96.5%. The increase in retransmission compensation was attributable to a $19.7 million increase on our legacy stations, primarily related to the 2014 and 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $19.6 million.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $20.1 million for the three months ended September 30, 2015, compared to $12.9 million for the same period in 2014, an increase of $7.2 million, or 55.6%. The increase was primarily attributable to $6.0 million incremental revenue from our newly acquired stations and entities, and a $0.9 million increase in revenue from our legacy stations.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $11.1 million for the three months ended September 30, 2015, compared to $8.7 million for the same period in 2014, an increase of $2.4 million, or 28.0%. This was primarily attributable to an increase in stock-based compensation expense of $0.9 million due to equity incentive awards in January 2015, an increase in payroll expense of $0.4 million related to the increased number of stations and an increase in legal and professional fees of $0.8 million primarily associated with our acquisitions of stations and entities.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $123.8 million for the three months ended September 30, 2015, compared to $81.2 million for the same period in 2014, an increase of $42.5 million, or 52.4%. The increase was primarily due to expenses of our newly acquired stations and entities of $30.4 million and an increase in programming costs for our legacy stations of $9.9 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $13.1 million for the three months ended September 30, 2015, compared to $8.8 million for the same period in 2014, an increase of $4.2 million, or 48.0%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $1.6 million and incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $11.4 million for the three months ended September 30, 2015, compared to $6.4 million for the same period in 2014, an increase of $5.0 million, or 77.6%. The increase was primarily attributable to incremental amortization of other intangible assets from our newly acquired stations and entities of $4.5 million.

Amortization of broadcast rights, excluding barter was $5.9 million for the three months ended September 30, 2015, compared to $3.2 million for the same period in 2014, an increase of $2.8 million, or 87.2%, primarily attributable to incremental amortization from the Company’s newly acquired stations of $3.2 million. This was partially offset by decreases in amortization from our legacy stations.

Interest Expense, net

Interest expense, net was $20.4 million for the three months ended September 30, 2015, compared to $15.5 million for the same period in 2014, an increase of $4.9 million, or 31.3%, primarily attributable to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Income Taxes

Income tax expense was $10.6 million for each of the three months ended September 30, 2015 and 2014 and the effective tax rates were 38.3% and 40.7% for each of the respective periods. Our station acquisitions reduced our blended state tax rate resulting in an income tax benefit in the third quarter of 2015 of $0.3 million, or a 1.0% impact to the effective tax rate.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Gross local advertising revenue was $266.5 million for the nine months ended September 30, 2015, compared to $201.9 million for the same period in 2014, an increase of $64.6 million, or 32.0%. Gross national advertising revenue was $112.3 million for the nine months ended September 30, 2015, compared to $78.8 million for the same period in 2014, an increase of $33.4 million, or 42.4%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $98.3 million. Our legacy stations’ local and national advertising revenue were flat during the nine months ended September 30, 2015 and 2014. Our largest advertiser category, automobile, represented approximately 24% of our local and national advertising revenue for the nine months ended September 30, 2015 and 2014. Overall, including past results of our newly acquired stations, automobile revenues decreased during the year to date period. The other categories representing our top five were fast food/restaurants and attorneys, which declined this year, and furniture and radio/TV/cable/newspaper, which increased in 2015.

Gross political advertising revenue was $4.8 million for the nine months ended September 30, 2015, compared to $28.9 million for the same period in 2014, a decrease of $24.1 million, as 2015 is not an election year.

Retransmission compensation was $216.3 million for the nine months ended September 30, 2015, compared to $110.8 million for the same period in 2014, an increase of $105.5 million, or 95.2%. The increase in retransmission compensation was attributable to a $53.5 million increase on our legacy stations, primarily related to the 2014 and 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $52.0 million.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $60.6 million for the nine months ended September 30, 2015, compared to $32.5 million for the same period in 2014, an increase of $28.2 million, or 86.7%. The increase was primarily attributable to $26.5 million incremental revenue from our newly acquired stations and entities, and a $2.4 million increase in revenue from our legacy stations. This was partially offset by a $1.1 million decrease due to termination of a customer contract in prior year.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $33.3 million for the nine months ended September 30, 2015, compared to $26.3 million for the same period in 2014, an increase of $7.0 million, or 26.6%. This was primarily attributable to an increase in stock-based compensation expense of $3.0 million due to equity incentive awards in January 2015, an increase in payroll expense of $1.8 million related to the increased number of stations and an increase in legal and professional fees of $0.9 million primarily associated with our acquisitions of stations and entities.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $356.1 million for the nine months ended September 30, 2015, compared to $232.0 million for the same period in 2014, an increase of $124.1 million, or 53.5%. The increase was primarily due to expenses of our newly acquired stations and entities of $93.6 million and an increase in programming costs for our legacy stations of $25.2 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $35.3 million for the nine months ended September 30, 2015, compared to $25.8 million for the same period in 2014, an increase of $9.5 million, or 36.6%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $5.2 million and incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $35.6 million for the nine months ended September 30, 2015, compared to $18.7 million for the same period in 2014, an increase of $17.0 million, or 90.7%. The increase was primarily attributable to incremental amortization of other intangible assets from our newly acquired stations and entities of $17.6 million, partially offset by decreases in amortization from certain fully amortized intangible assets.

Amortization of broadcast rights, excluding barter was $16.3 million for the nine months ended September 30, 2015, compared to $8.9 million for the same period in 2014, an increase of $7.4 million, or 83.0%, primarily attributable to incremental amortization from the Company’s newly acquired stations of $8.5 million. This was partially offset by decreases in amortization from our legacy stations.

Interest Expense, net

Interest expense, net was $60.1 million for the nine months ended September 30, 2015, compared to $46.0 million for the same period in 2014, an increase of $14.0 million, or 30.5%, primarily attributable to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Income Taxes

Income tax expense was $29.3 million for the nine months ended September 30, 2015, compared to $24.1 million for the same period in 2014, an increase of $5.2 million, or 21.7%. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 37.5% and 41.7%, respectively. Our station acquisitions reduced our blended state tax rate resulting in an income tax benefit in 2015 of $1.7 million, or a 2.1% impact to the effective tax rate. In addition, the 2014 acquisition of WOI also impacted the state tax rate, resulting in a similar revaluation and additional income tax expense in 2014 of $0.6 million, or a 1.0% impact to the effective tax rate.

Liquidity and Capital Resources

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs, we may, from time to time, borrow under our existing senior secured credit facility or issue other long- or short-term debt or equity, if the market and the terms of our existing debt arrangements permit, and Mission and Marshall may, from time to time, borrow under their existing senior secured credit facilities. The Company will continue to evaluate the best use of its operating cash flow among its capital expenditures, acquisitions, debt reduction, dividends and stock repurchases.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$140,655	$120,642
Net cash used in investing activities	(453,949)	(99,120)
Net cash provided by financing activities	204,738	7,126
Net (decrease) increase in cash and cash equivalents	$(108,556)	$28,648
Cash paid for interest	$46,159	$34,728
Cash paid for income taxes, net of refunds(1)	$23,437	$2,276

(1)

The cash paid for income taxes, net of refunds, during the nine months ended September 30, 2015 includes payments totaling $18.5 million in tax liabilities assumed in or resulting from various acquisitions and sales.

	As of	As of
	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$23,356	$131,912
Long-term debt including current portion	1,485,138	1,220,369
Unused revolving loan commitments under senior secured credit facilities(1)	98,000	99,500

(1)	Based on covenant calculations as of September 30, 2015, all of the $98.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $20.0 million during the nine months ended September 30, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue (excluding trade and barter) of $198.8 million less an increase in station and corporate operating expenses (excluding stock compensation) of $128.0 million. These transactions were partially offset by a $13.0 million use of cash resulting from timing of collections of accounts receivable, an increase in payments for income taxes of $21.2 million, an increase in payments for broadcast rights of $7.2 million and an increase in cash paid for interest of $11.4 million.

Cash paid for interest increased by $11.4 million during the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions. This increase was partially offset by lower interest rates on the Company’s outstanding debt.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $354.8 million during the nine months ended September 30, 2015 compared to the same period in 2014. In 2015, we completed the acquisitions of CCA, KASW, Yashi and KLAS for total payments of $459.5 million. We also paid a deposit of $2.2 million upon signing a purchase agreement in September 2015 to acquire four stations from Reiten. These cash payments were partially offset by the sale of a CCA station for $26.8 million in cash and certain real estate properties we owned for $2.1 million in cash. In 2014, we completed the acquisitions of 3 television stations from Citadel Communications, L.P. and related entities, 3 television stations and 2 satellite stations from Gray Television, Inc. (“Gray TV”), the assets of IBS and the outstanding equity of ETG for total payments of $82.1 million. In addition, Mission paid a $3.2 million deposit to acquire KFQX pursuant to an amended purchase agreement.

Capital expenditures during the nine months ended September 30, 2015 increased by $7.4 million compared to the same period in 2014 primarily due to capital expenditures for newly acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $197.6 million during the nine months ended September 30, 2015 compared to the same period in 2014.

In 2015, we completed the sale and issuance of $275.0 million 6.125% Notes due 2022 at par. We also borrowed a total amount of $139.9 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi, KLAS and Kixer acquisitions and to pay for related fees and expenses. We also received $3.3 million proceeds from stock option exercises. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by $48.7 million repurchases of our Class A common stock, $11.0 million scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans, repayments of outstanding obligations under the Company’s revolving credit facilities of $140.5 million, payments of dividends to our common stockholders of $17.9 million ($0.19 per share each quarter), payments for debt financing costs of $3.0 million and payments for capital lease obligations of $2.3 million.

In 2014, we borrowed $25.0 million, issued at 99.75%, under our Term Loan A to finance our acquisition of television stations from Gray TV. We also received $1.3 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of $8.7 million outstanding principal under our and Mission’s term loans, dividends to our Class A common stockholders of $13.8 million ($0.15 per share each quarter) and payments for capital lease obligations of $1.0 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2015, we, Mission and Marshall had total combined debt of $1.5 billion, which represented 96.3% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $98.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2015. In October 2015, we borrowed $5.0 million under our revolving credit facility. We expect to repay this on November 6, 2015 through cash on hand. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

In August 2015, we announced a share repurchase program which authorizes us to purchase up to $100.0 million of our outstanding shares of Class A Common Stock. During the third quarter of 2015, we repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand.

Effective October 1, 2015, Lakana acquired the outstanding equity of Kixer from Centrility, LLC, Keith Bonnici and Know Media, LLC for $8.0 million in cash, subject to adjustments for working capital, funded by a combination of cash on hand and borrowing under our revolving credit facility. Additionally, the sellers could receive up to $7.0 million in Earnout Payments if certain revenue targets are met during the year 2016. We expect to fund the Earnout Payments through a combination of cash to be generated from operations and borrowings under our senior secured credit facility.

On October 23, 2015, our Board of Directors declared a quarterly dividend of $0.19 per share of our Class A common stock. The dividend is payable on November 20, 2015 to stockholders of record on November 6, 2015.

We have also signed agreements to acquire one station from Pappas and four stations from Reiten. Subject to working capital adjustments, we will fund the remaining purchase price of $3.3 million and $41.8 million to Pappas and Reiten, respectively, through cash on hand upon closing which we expect to occur in the first quarter of 2016.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2015 (in thousands):

		Remainder
	Total	of 2015	2016-2017	2018-2019	Thereafter
Nexstar senior secured credit facility	$415,024	$3,263	$39,913	$123,626	$248,222
Mission senior secured credit facility	228,686	459	4,670	4,670	218,887
Marshall senior secured credit facility	59,000	1,050	12,650	45,300	-
6.875% senior unsecured notes due 2020	525,000	-	-	-	525,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
	$1,502,710	$4,772	$57,233	$173,596	$1,267,109

We make semiannual interest payments on our $525.0 million 6.875% Notes on May 15 and November 15 of each year. We also make semiannual interest payments on our $275.0 million 6.125% Notes on February 15 and August 15 of each year. Interest payments on our, Mission’s and Marshall’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. The Company believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing the respective notes for a period of at least the next twelve months from September 30, 2015.

No Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall, White Knight and Parker in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that as of September 30, 2015, there has been no material change to this information.

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

The term loan borrowings at September 30, 2015 under the Company’s senior secured credit facilities bear interest rates ranging from 2.2% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at September 30, 2015. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2015 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $3.1 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2015. Due to the LIBOR floor on certain of the Company’s term loans, an increase of 50 basis points in LIBOR would result in a $1.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $0.4 million. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2015, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2015, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Nexstar’s common stock repurchases by month for the quarter ended September 30, 2015:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
August 10-31, 2015	588,558	$50.40	588,558	70,334,395
September 1-30, 2015	422,007	44.96	422,007	51,359,840
	1,010,565	$48.13	1,010,565

On August 10, 2015, Nexstar announced that its board of directors approved a share repurchase program which authorizes Nexstar to purchase up to $100.0 million of its outstanding shares of Class A common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 5, 2015