Form 10-K
period 2015-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2016-02-29
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to                     .

Commission File Number: 000-50478

NEXSTAR BROADCASTING GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083125
(State of Organization or Incorporation)	(I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 700, Irving, Texas	75062
(Address of Principal Executive Offices)	(Zip Code)

(972) 373-8800

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,518,899,720.

As of February 22, 2016, the Registrant had 30,652,804 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar Broadcasting has time brokerage agreements, outsourcing agreements, shared services agreements and joint sales agreements (which we generally refer to as local service agreements) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The information in this Annual Report on Form 10-K includes information related to Nexstar and its consolidated subsidiaries. It also includes information related to VIEs with whom Nexstar has relationships. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as discussed in Note 2 to our Consolidated Financial Statements, the financial results of the consolidated VIEs are included in the Consolidated Financial Statements contained herein.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2015 4th Edition, as published by BIA Financial Network, Inc.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1A, “Risk Factors” located elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.	Business

Overview

We are a television broadcasting and digital media company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States.

As of December 31, 2015, we owned, operated, programmed or provided sales and other services to 99 full power television stations, including those owned by VIEs with which we have local service agreements, in 61 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. Our stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. We reach approximately 20.4 million viewers or 18.0% of all U.S. television households.

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

The stations we own and operate or provide services to provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary sources of revenue include the sale of commercial air time on our stations to local and national advertisers, revenues earned from our retransmission consent agreements with cable, satellite and other multichannel video programming distributors (“MVPDs”) in our markets, and the sale of advertising on our websites in each of our broadcast markets where we deliver community focused content.

We seek to grow our revenue and operating income by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to, as well as through our growing portfolio of digital products and services. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brands and community presence with local advertisers. We further improve broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by broadcasting the programming of multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

Our digital media businesses provide digital publishing and content management platforms, a digital video advertising platform and other digital media solutions to media publishers and advertisers. We are focused on new technologies and growing our portfolio of digital products and services complementary to our vision of providing local news, entertainment and sports content through broadcast and digital platforms.

Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv.

Recent Acquisitions

Effective January 1, 2015, we acquired the outstanding equity of privately-held Communications Corporation of America (“CCA”) as well as CCA’s rights and obligations with respect to certain operating agreements between CCA and White Knight Broadcasting (“White Knight”) for $278.1 million in cash. CCA and White Knight, collectively, owned 14 full power television stations in 10 markets. Simultaneous with our acquisition of CCA, we sold the assets of two CCA stations, KPEJ and KMSS, to Marshall Broadcasting Group, Inc. (“Marshall”) for $43.3 million in cash and we entered into local service agreements with Marshall to perform certain sales and other services for these stations. Additionally, we sold the assets of a CCA station, WEVV, the CBS and FOX affiliate serving the Evansville market, to Bayou City Broadcasting Evansville, Inc. (“BCB”) for $27.4 million in cash. We recognized a net loss on disposal of $0.5 million in connection with this transaction. There is no relationship between us and BCB or the stations we and BCB own after the sale.

We paid a deposit of $27.0 million to CCA in April 2013 upon signing the stock purchase agreement. The remaining purchase price was funded at closing through a combination of borrowings under our existing credit facility and cash on hand. Marshall funded the payment of the purchase price to us through borrowings under its credit facility, which we guarantee. These transactions allow the Company entrance into seven new markets and create new duopolies in four markets. The full power television stations are as follows:

Market	Market Rank	Station	Primary Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC
Waco-Temple-Bryan, TX	87	KWKT KYLE	FOX MyNetworkTV
El Paso, TX	91	KTSM	NBC
Baton Rouge, LA	93	WGMB	FOX
Tyler-Longview, TX	108	KETK	NBC
Lafayette, LA	124	KADN	FOX
Alexandria, LA	179	WNTZ	FOX
Marshall:
Shreveport, LA	83	KMSS	FOX
Odessa-Midland, TX	146	KPEJ	FOX
White Knight:
Baton Rouge, LA	93	WVLA	NBC
Tyler-Longview, TX	108	KFXK	FOX
Shreveport, LA	83	KSHV	MyNetworkTV

Effective January 29, 2015, we acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market for $70.8 million in cash. This acquisition allows us entrance into the Phoenix market and we funded the purchase price through a portion of the proceeds from our $275.0 million 6.125% Senior Unsecured Notes issued on January 29, 2015 (“6.125% Notes”) and borrowings under our existing credit facility.

On February 2, 2015, we acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform for $33.4 million in cash. This acquisition broadens our digital media portfolio with technologies and offerings that are complementary to our digital and multi-screen strategies. The purchase price was funded through a portion of the proceeds of our offering of 6.125% Notes and borrowings under our existing credit facility.

On February 13, 2015, we acquired the outstanding equity of the owner of KLAS, the CBS affiliate serving the Las Vegas, Nevada market for $150.8 million in cash. This acquisition allows us entrance into the Las Vegas market and the purchase price was funded through a portion of the proceeds of our offering of 6.125% Notes and borrowings under our existing credit facility.

Effective October 1, 2015, we acquired the outstanding equity of Kixer, Inc. (“Kixer”) for $8.5 million in cash, funded by a combination of cash on hand and borrowings under our revolving credit facility. Additionally, the sellers could receive up to $7.0 million in cash payments if certain revenue targets are met during the year 2016 in accordance with the purchase agreement (the “Earnout Payments”). We expect to fund the Earnout Payments through a combination of cash to be generated from operations and borrowings under our senior secured credit facility. Kixer is an advertising technology platform focused on optimizing and driving new mobile revenue streams for content publishers and this acquisition broadens our digital media portfolio with technologies and offerings that are complementary to our digital and multi-screen strategies.

On February 1, 2016, we acquired the assets of four full power television stations in the Minot-Bismarck-Dickinson, North Dakota market for $44.0 million in cash, subject to adjustments for working capital, funded by a combination of cash on hand and borrowings under our revolving credit facility. The stations, all affiliated with CBS, are KXMC, KXMB, KXMA and KXMD. This acquisition allows us entrance into this North Dakota market.

Pending Acquisitions

On January 27, 2016, we entered into a definitive merger agreement with Media General, Inc., a Virginia corporation (“Media General”), to acquire Media General’s outstanding equity for $10.55 per share in cash and 0.1249 of a share our Class A common stock for each Media General share. The terms of the agreement also include potential additional consideration to Media General shareholders in the form of a non-transferable contingent value right (“CVR”) entitling Media General shareholders to net cash proceeds from any sale of Media General’s spectrum in the Federal Communications Commission’s (“FCC”) upcoming spectrum auction. Depending on the timing of the FCC auction, the CVR may be issued before or at the time of the merger. Each unvested Media General stock option outstanding prior to the completion of the merger will become fully vested and will be converted into an option to purchase our Class A common stock, pursuant to the terms of the merger agreement. Additionally, unless the CVR has been issued prior to the completion of the merger, the holders of Media General stock options will also be entitled to one CVR for each share subject to the Media General stock option immediately prior to the completion of the merger. All other equity-based awards of Media General that are outstanding prior to the merger will vest in full and will be converted into the right to receive the cash, stock and contingent consideration described above, subject to the terms of the merger agreement. The total consideration for this proposed acquisition is approximately $2.0 billion in cash and stock, estimated based on the $39.08 market price per share of our Class A Common Stock on February 17, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR. Media General currently owns, operates or provides services to 71 television stations in 48 markets. We and Media General plan to divest certain of our stations in connection with the proposed merger in order to comply with the FCC media ownership rules.

The merger agreement contains certain termination rights for both us and Media General. If the merger agreement is terminated in connection with Media General entering into a definitive agreement for a superior proposal, as well as under certain other circumstances, the termination fee payable to us will be $80.0 million. If the merger agreement is terminated because the required Media General shareholder vote is not obtained at a shareholder meeting duly held for such purpose, the amount of the termination fee payable to us will be $20.0 million. The merger agreement also provides that we will be required to pay a termination fee to Media General of $80.0 million if the merger agreement is terminated under certain circumstances and a termination fee of $20.0 million if the required Nexstar shareholder vote is not obtained at a shareholder meeting duly held for such purpose. Either party may terminate the merger agreement if the merger is not consummated on or before January 27, 2017, with an automatic extension to April 27, 2017, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

The merger is subject to a vote by stockholders of Nexstar and Media General, FCC approval and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. The merger is not subject to any financing condition and we have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their variable interest entities. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans.

Upon completion of the merger, which is expected to occur late in the third quarter/early in the fourth quarter of 2016, the combined company will be named Nexstar Media Group, Inc.

On November 16, 2015, we entered into a definitive agreement to acquire the assets of four full power television stations in four markets in West Virginia for $130.0 million in cash, subject to adjustments for working capital. The stations are as follows:

Market	Market Rank	Station	Primary Affiliation
Charleston-Huntington, WV	67	WOWK	CBS
Wheeling, WV-Steubenville, OH	157	WTRF	CBS
Bluefield-Beckley-Oak Hill, WV	160	WVNS	CBS
Clarksburg-Weston, WV	169	WBOY	NBC

This acquisition will allow us entrance into these markets. Effective December 1, 2015, we began providing programming and sales services to these stations pursuant to a Time Brokerage Agreement (“TBA”) which will terminate upon final closing or upon termination of the purchase agreement. On January 4, 2016, we acquired certain of the stations’ assets and paid $65.0 million of the purchase price funded through a combination of cash on hand and borrowings under our revolving credit facility. The acquisition is subject to FCC approval and other customary conditions and the remaining purchase price of $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under our senior secured credit facility. We project the final closing to occur in December 2016.

On October 24, 2014, we entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market for $3.5 million, which we expect to fund through cash on hand. This acquisition is subject to bankruptcy approval and other customary conditions and we expect it to close in 2016.

On May 27, 2014, Mission Broadcasting, Inc. (“Mission”) assumed the rights, title and interest to an existing purchase agreement to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. Mission paid a deposit of $3.2 million on June 13, 2014. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close in 2016. The acquisition will allow Mission entrance into this market. In June 2014, Nexstar assumed the contractual obligations under a TBA with Parker to perform certain sales and other services for KFQX. Parker is consolidated into the Company’s Consolidated Financial Statements.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 78.0% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2015, we earned approximately 30% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 and 25 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of digital products and services. Our websites provide access to our local news and information, as well as community centric business and services. We delivered a record audience across all of our web sites in 2015, with 115 million unique visitors, who utilized over 848 million page views. Also in 2015, our mobile platform accounted for 46% of our overall page views by year end. We also launched redesigned web sites, ready for the emerging touch oriented platforms. We have also invested in additional digital media product lines, including a content management solution and a targeted video advertising platform. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2015, revenue generated from local advertising represented 70.6% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 70.0% of our net revenue, excluding trade and barter revenue, for the year ended December 31, 2015 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS and FOX affiliated stations which represented approximately 20.0%, 25.0%, 24.0% and 18.0%, respectively, of our 2015 combined local, national and political revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations primarily in medium-sized markets where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

Relationship with VIEs

Through various local service agreements, we provide sales, programming and other services to 25 full power television stations owned by consolidated VIEs as of December 31, 2015 and five full power television stations owned by VIEs which are not consolidated. All of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight that permit Nexstar to acquire the assets and assume the liabilities of each Mission or White Knight station, subject to FCC consent. The Mission purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. The White Knight option agreements also are freely exercisable or assignable by Nexstar without consent or approval by White Knight or its shareholder for consideration equal to the greater of (i) an amount equal to six (6) times the annual Net Income (as defined in the option) of the Station or (ii) $100,000. These option agreements expire on various dates between 2017 and 2024. We expect our option agreements with Mission and White Knight to be renewed upon expiration. Therefore, these VIEs are consolidated into these financial statements.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we currently own, operate, program or provide sales and other services to:

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
7	Washington, DC(4)/Hagerstown, MD	WHAG	NBC	O&O	(4)	10/1/20
12	Phoenix, AZ	KASW/D2	CW/Decades	O&O	13	10/1/22
34	Salt Lake City, UT	KTVX/D2/D3 KUCW/D2 KUWB-LD	ABC/Me-TV/WNU The CW/Movies! CMT	O&O O&O O&O	13	10/1/22 10/1/22 10/1/22
40	Las Vegas, NV	KLAS/D2/D3	CBS/Me-TV/Movies!	O&O	9	10/1/22
47	Jacksonville, FL	WCWJ/D2	The CW/Bounce TV	O&O	7	2/1/21
50	Memphis, TN	WATN WLMT/D2	ABC The CW/Me-TV	O&O O&O	6	8/1/21 8/1/21
54	Fresno-Visalia, CA	KSEE/D2 KGPE	NBC/LATV CBS	O&O O&O	10	12/1/22 12/1/22
55	Wilkes Barre-Scranton, PA	WBRE WYOU	NBC CBS	O&O LSA(6)	7	8/1/23 8/1/23
57	Little Rock-Pine Bluff, AR	KARK KARZ/D2 KLRT KASN	NBC MyNetworkTV/Bounce TV FOX The CW	O&O O&O LSA(6) LSA(6)	7	(5) 6/1/21 6/1/21 6/1/21
67	Charleston-Huntington, WV	WOWK	CBS	LSA(12)	6	10/1/20
68	Green Bay-Appleton, WI	WFRV	CBS	O&O	6	12/1/21
69	Roanoke, VA	WFXR/D2 WWCW/D2	FOX/Bounce TV The CW/Bounce TV	O&O O&O	7	10/1/20 10/1/20
72	Des Moines-Ames, IA	WOI	ABC	O&O	7	2/1/22
75	Springfield, MO	KOLR KOZL	CBS MyNetworkTV	LSA(6) O&O	5	2/1/22 2/1/22
76	Rochester, NY	WROC/D2	CBS/Bounce TV	O&O	4	4/1/21
79	Huntsville, AL	WZDX/D2/D3	FOX/ MyNetworkTV/Me-TV	O&O	5	4/1/21
83	Shreveport, LA	KTAL KMSS KSHV	NBC FOX MyNetworkTV	O&O LSA(7) LSA(10)	6	8/1/22 6/1/21 6/1/21
84	Syracuse, NY	WSYR/D2/D3	ABC/Me-TV/ Bounce TV	O&O	6	6/1/23
85	Champaign-Springfield-Decatur, IL	WCIA WCIX	CBS MyNetworkTV	O&O O&O	7	12/1/21 12/1/21
86	Harlingen-Weslaco-Brownsville-McAllen, TX	KVEO/D2	NBC/Estrella	O&O	9	8/1/22
87	Waco-Temple-Bryan, TX	KWKT/D2 KYLE/D2	FOX/Estrella MyNetworkTV/Estrella	O&O O&O	5	8/1/22 8/1/22
92	El Paso, TX	KTSM/D2	NBC/Estrella	O&O	9	8/1/22
93	Baton Rouge, LA	WBRL-CD WGMB KZUP-CD WVLA/D2	The CW FOX Independent NBC/News Weather	O&O O&O LSA(10) LSA(10)	4	6/1/21 6/1/21 6/1/21 6/1/21
98	Burlington-Plattsburgh, VT	WFFF WVNY	FOX ABC	O&O LSA(6)	6	4/1/23 4/1/23
100	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA KNWA	FOX/NBC NBC/FOX	O&O O&O	5	6/1/21 6/1/21
101	Davenport-Rock Island- Moline, IL	WHBF KGCW/D2 KLJB/D2	CBS The CW/ This TV FOX/Me-TV	O&O O&O LSA(7)	5	12/1/21 12/1/21 12/1/21
103	Evansville, IN	WEHT WTVW/D2	ABC The CW/ Bounce TV	O&O LSA(6)	4	8/1/21 8/1/21

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
104	Johnstown-Altoona, PA	WTAJ	CBS	O&O	4	8/1/23
109	Tyler-Longview, TX	KETK KFXK KFXL-LD KLPN-LD KTPN-LD	NBC FOX FOX MyNetworkTV MyNetworkTV	O&O LSA(10) LSA(10) LSA(10) LSA(10)	5	8/1/22 8/1/22 8/1/22 8/1/22 8/1/22
111	Ft. Wayne, IN	WFFT/D2	FOX/Bounce TV	O&O	4	8/1/21
117	Peoria-Bloomington, IL	WMBD/D2 WYZZ	CBS/Bounce TV FOX	O&O LSA(11)	5	12/1/21 12/1/21
121	Lafayette, LA	KADN/D2 KLAF-LD	FOX/ MyNetworkTV NBC	O&O O&O	5	6/1/21 6/1/21
126	Bakersfield, CA	KGET/D2 KKEY-LP	NBC/The CW Telemundo	O&O O&O	4	(5) (5)
128	La Crosse, WI	WLAX/D2 WEUX(14)/D2(14)	FOX/Me-TV FOX/Me-TV	O&O O&O	4	12/1/21 12/1/21
131	Amarillo, TX	KAMR KCIT KCPN-LP	NBC FOX MyNetworkTV	O&O LSA(6) LSA(6)	5	8/1/22 8/1/22 8/1/22
136	Rockford, IL	WQRF/D2 WTVO/D2	FOX/Bounce TV ABC/MyNetworkTV	O&O LSA(6)	4	12/1/21 12/1/21
137	Monroe, LA- El Dorado, AR	KARD/D2 KTVE	FOX/Bounce TV NBC	O&O LSA(6)	4	6/1/21 6/1/21
139	Minot-Bismarck-Dickinson (Williston), ND	KXMA KXMB KXMC KXMD	CBS CBS CBS CBS	O&O(13) O&O(13) O&O(13) O&O(13)	4	4/1/22 4/1/22 4/1/22 4/1/22
144	Lubbock, TX	KLBK KAMC	CBS ABC	O&O LSA(6)	5	(5) 8/1/22
145	Odessa-Midland, TX	KMID KPEJ/D2	ABC FOX/ Estrella	O&O LSA(7)	6	8/1/22 8/1/22
147	Wichita Falls, TX- Lawton, OK	KFDX KJTL KJBO-LP	NBC FOX MyNetworkTV	O&O LSA(6) LSA(6)	4	(5) 8/1/22 8/1/22
149	Sioux City, IA	KCAU	ABC	O&O	4	2/1/22
150	Erie, PA	WJET WFXP	ABC FOX	O&O LSA(6)	4	8/1/23 8/1/23
151	Joplin, MO-Pittsburg, KS	KSNF KODE	NBC ABC	O&O LSA(6)	4	2/1/22 2/1/22
154	Panama City, FL	WMBB/D2	ABC/Me-TV	O&O	4	2/1/21
155	Terre Haute, IN	WTWO WAWV	NBC ABC	O&O LSA(6)	3	8/1/21 8/1/21
157	Wheeling, WV-Steubenville, OH	WTRF/D2/D3	CBS/MyNetworkTV/ABC	LSA(12)	2	10/1/20
159	Binghamton, NY	WBGH-CD WIVT	NBC ABC	O&O O&O	3	6/1/23 6/1/23
160	Bluefield-Beckley-Oak Hill, WV	WVNS/D2	CBS/FOX	LSA(12)	3	10/1/20
165	Abilene-Sweetwater, TX	KTAB/D2 KRBC	CBS/Telemundo NBC	O&O LSA(6)	4	8/1/22 8/1/22
167	Billings, MT	KSVI KHMT	ABC FOX	O&O LSA(6)	5	4/1/22 4/1/22
169	Clarksburg-Weston, WV	WBOY/D2	NBC/ABC	LSA(12)	3	10/1/20
172	Utica, NY	WFXV WPNY-LP WUTR	FOX MyNetworkTV ABC	O&O O&O LSA(6)	3	6/1/23 (5) 6/1/23
173	Dothan, AL	WDHN	ABC	O&O	4	4/1/21
175	Elmira, NY	WETM/D2	NBC/Independent	O&O	3	6/1/23

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
176	Jackson, TN	WJKT	FOX	O&O	2	8/1/21
177	Watertown, NY	WWTI/D2	ABC/The CW	O&O	2	(5)
179	Alexandria, LA	WNTZ/D2	FOX/ MyNetworkTV	O&O	4	6/1/21
180	Marquette, MI	WJMN	CBS	O&O	5	10/1/21
185	Grand Junction, CO	KREX KREG (9)/KREY(9) KGJT KFQX	CBS CBS MyNetworkTV FOX	O&O O&O O&O LSA(8)	4	4/1/22 4/1/22 4/1/22 4/1/22
198	San Angelo, TX	KSAN KLST	NBC CBS	LSA(6) O&O	3	8/1/22 8/1/22
201	St. Joseph, MO	KQTV	ABC	O&O	1	8/1/22

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2015 4th Edition, as published by BIA Financial Network, Inc.

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

(3)

The term “commercial station” means a full power television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2015 4th Edition, as published by BIA Financial Network, Inc.

(4)

Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA. WHAG is the only commercial station licensed in the city of Hagerstown.

(5)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending review of and action on the renewal application by the FCC.

(6)	These stations are owned by Mission.
(7)	These stations are owned by Marshall.
(8)	KFQX is owned by Parker.
(9)	KREG and KREY operate as satellite stations of KREX.
(10)	These stations are owned by White Knight.
(11)	WYZZ is owned by Cunningham Broadcasting Corporation.
(12)

In connection with a proposed acquisition of assets of stations owned by West Virginia Media Holdings, LLC, Nexstar began providing programming and sales services to these stations pursuant to a time brokerage agreement effective December 1, 2015. Refer to Pending Acquisitions for additional information.

(13)	On February 1, 2016, Nexstar completed the acquisition of these stations from Reiten Television, Inc. KXMA, KXMB and KXMD operate as satellite stations of KXMC.
(14)	WEUX operates as a satellite station of WLAX.

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

Compensation for Retransmission Consent

We receive compensation from cable, satellite and other MVPDs in our markets in return for our consent to the retransmission of the signals of our television stations. The revenues primarily represent payments from the MVPDs and are typically based on the number of subscribers they have. Our successful negotiations with MVPDs have created agreements that now produce meaningful sustainable revenue streams.

Network Affiliations

All of the full power television stations that we own and operate, program or provide sales and other services to as of December 31, 2015 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	Of the 20 agreements, two expire in December 2016, 17 expire in December 2017 and one expires in June 2019.
FOX	Of the 26 agreements, 25 expire in December 2016 and one expires in December 2017.
NBC	Of the 20 agreements, one expires in June 2016, one expires in December 2018 and 18 expire in December 2019.
CBS	Of the 20 agreements, three expire in February 2017, one expires in January 2018, nine expire in December 2018 and seven expire in June 2020.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In October 2015, the FCC proposed rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and solicited public comment on related matters, such as revising the methodology that broadcasters may use to assess their compliance with the 25% limit.

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

Two of Nexstar’s directors currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 58 radio stations in 17 markets. The FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar, due to this common director relationship. In addition, one of Nexstar’s shareholders who holds an attributable interest in Nexstar also holds attributable interests in television stations in the Seattle-Tacoma, Washington, San Francisco-Oakland-San Jose, California, Providence, RI-New Bedford, Massachusetts and Palm Springs, California television markets.

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

In March 2014, the FCC adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (“JSA”).  Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of the rule to modify or terminate their JSAs to come into compliance.  Subsequent federal legislation extended the JSA compliance deadline until September 30, 2025.  Various parties, including us (and Mission, which has intervened) have appealed the JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit.  That appeal was transferred to the U.S. Court of Appeals for the Third Circuit in November 2015, and oral arguments will be heard in the case on April 19, 2016.

In certain markets, the Company owns and operates both full-power and low-power television broadcast stations. The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

In a number of markets, the Company owns two stations in compliance with the duopoly rule. However, we also are permitted to own two or more stations in various other markets pursuant to waivers under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station.  Additionally, we are permitted to own two stations in the Quad Cities, Illinois/Iowa market pursuant to a waiver allowing ownership of a second station where that station is “failing.”

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

With respect to our other local service agreements, the FCC’s 2014 rule makes a majority of our JSAs attributable, but the December 2015 federal appropriations legislation allows us to maintain those agreements in effect through September 30, 2025.  Our shared services agreements with independently owned same-market stations remain permissible for now, but the FCC has left open the possibility of additional regulations with respect to such agreements.

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule further provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station is counted as 50% of a market’s percentage of total national audience.  In September 2013, the FCC issued a Notice of Proposed Rulemaking to consider whether the UHF discount should be eliminated and/or whether a VHF discount should be implemented; however, no decision has been issued yet.

The stations that Nexstar owns have a combined national audience reach of 10.7% of television households with the UHF discount.

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

Because two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 58 radio stations in 17 markets, the FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar.  Therefore, depending on the number of radio stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in the market.

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

Cable and Satellite Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2017, and will be effective January 1, 2018. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  This new rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission consent agreements are now effectively void.  Accordingly, in most markets the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs.  Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in the second and third quarters of 2014.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in the fourth quarter of 2015 and first quarter of 2016.  We cannot predict the proceeding’s outcome.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In addition, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in the first and second quarters of 2015.

The Company has elected to exercise retransmission consent rights for all of the stations where it has legal rights to do so. The Company negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals.

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

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operation, which must be completed within 51 months after the completion of the broadcast television incentive auction.

Employees

As of December 31, 2015, the Company had a total of 4,422 employees, comprised of 3,915 full-time and 507 part-time employees. As of December 31, 2015, 263 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our Internet website. Upon request, we will provide copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other filings with the SEC. Requests can be sent to Nexstar Broadcasting Group, Inc., Attn: Investor Relations, 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Additional information about us, our stations and the stations we program or provide services to can be found on our website at http://www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

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

As of December 31, 2015, the Company had $1.5 billion of debt, which represented 94.8% of the total combined capitalization. In January and February 2016, we borrowed a net amount of $54.0 million under our revolving credit facility to finance certain acquisitions (see Item 1, “Business—Recent Acquisitions”). The Company’s high level of debt could have important consequences to our business. For example, it could:

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing our 6.875% Senior Unsecured Notes (“6.875% Notes”) and 6.125% Notes, limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt we would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of our business.

The terms of the Company’s senior secured credit facilities and the indentures governing our 6.875% Notes and our 6.125% Notes contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

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

The Company’s ability to service its debt depends on its ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, that future borrowings will be available to the Company under its current or any replacement credit facilities, or that it will be able to complete any necessary financings, in amounts sufficient to enable the Company to fund its operations or pay its debts and other obligations, or to fund its liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to the Company, or at all. If the Company is unable to meet its debt service obligations, its lenders may determine to stop making loans to the Company, and/or the Company’s lenders or other holders of its debt could accelerate and declare due all outstanding obligations due under the respective agreements, all of which could have a material adverse effect on the Company.

The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements.

The VIEs are each 100% owned by independent third parties. As of December 31, 2015, these entities own and operate 30 full power television stations. We have entered into local service agreements with these VIEs, pursuant to which we provide services to their respective stations. In return for the services we provide, we receive substantially all of their available cash, after satisfaction of their operating costs and any debt obligations.

On December 3, 2012, Mission entered into a fourth amended and restated credit agreement with Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders, which provides for a first-lien credit facility (the “Mission Facility”). As of December 31, 2015, the Mission Facility consisted of a term loan with an outstanding balance of approximately $225.6 million maturing on October 1, 2020 and a maximum revolving credit facility of $8.0 million maturing on December 3, 2017.

On December 1, 2014, Marshall entered into a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent, collateral agent and L/C issuer (the “Marshall Facility”). As of December 31, 2015, the Marshall Facility consisted of a term loan with an outstanding balance of $55.5 million maturing on June 28, 2018 and an outstanding loan under its revolving credit facility of $2.0 million maturing on December 3, 2017.

We guarantee all of the obligations incurred under the Mission Facility and the Marshall Facility.

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

White Knight has granted us purchase options to acquire the assets and assume the liabilities of each of Mission’s stations, subject to FCC consent, for consideration equal to the greater of (i) an amount equal to six (6) times the annual Net Income (as defined in the option) and (ii) $100,000.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under the Mission Facility and the Marshall Facility, (3) Nexstar having power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight which permit Nexstar to acquire the assets and assume the liabilities of each of Mission’s or White Knight’s stations, subject to FCC consent.

In compliance with FCC regulations, the VIEs maintain complete responsibility for and control over programming, finances and personnel for their respective stations. As a result, the VIEs’ boards of directors and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with the VIEs. For instance, the VIEs may decide to obtain and broadcast programming which, in our opinion, would prove unpopular and/or would generate less advertising revenue.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2015, based on projected future income, approximately $93.2 million of the Company’s deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission, Marshall or White Knight.

At December 31, 2015, the Company had NOLs of approximately $222.0 million for U.S. federal tax purposes and $105.8 million for state tax purposes. These NOLs expire at varying dates from 2018 through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

In May 2013, our former principal stockholder, ABRY Partners, LLC (“ABRY”), sold the remainder of its common stock holdings in Nexstar and no longer holds an ownership interest in us. As a result of this sale, an ownership change has occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. Additionally, any subsequent ownership changes in us, Mission, Marshall, or White Knight could result in additional limitations.

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

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2015, 20 full power television stations have primary affiliation agreements with ABC, 20 with NBC, 26 with FOX, 20 with CBS, eight with The CW and five with MyNetworkTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through June 2020. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or further regulatory change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with cable operators, DBS systems, and other MVPDs permit the MVPDs to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

The television networks have taken the position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive under the retransmission consent agreements and are including provisions for these payments to them in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include terms that affect our ability to grant MVPDs the right to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition, and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the new rule, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.

This new rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission agreements are now effectively void. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs. We cannot predict what effect, if any, this requirement for separate negotiations will have on the Company’s revenues and expenses.

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

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in the fourth quarter of 2015 and the first quarter of 2016.  We cannot predict the proceeding’s outcome or its impact on our business.

Further, certain online video distributors and OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of television broadcast signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

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

The Company filed renewal applications for its stations in the most recent license renewal cycle, the majority of which have been granted for an additional eight-year term. Some of the Company’s renewal applications remain pending with the FCC. The Company expects the FCC to grant these renewals in due course but cannot provide any assurances that the FCC will do so. The time period in which third parties are permitted to submit objections to these applications has expired; however, such parties may continue to submit informal objections until an application is granted.

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

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change; for instance, rules and processing policies that the FCC adopted in 2014 with respect to local service agreements impacted certain of our and Mission’s previously announced acquisitions. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions, including the acquisition of Media General, if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, the acquisition of Media General will significantly increase the Company’s national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules.  This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any acquisition in order to comply with national television ownership limits.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

During the three years ended December 31, 2015, the Company acquired 35 full power television stations. In February 2016, we completed the acquisition of four full power television stations, and we currently have various signed agreements to acquire an additional five full power television stations. Additionally, we have entered into a definitive merger agreement to acquire Media General’s outstanding equity for cash and stock consideration, plus potential additional consideration in the form of a CVR entitling Media General shareholders to net cash proceeds from the sale of Media General’s spectrum in the FCC’s upcoming spectrum auction. Media General currently owns, operates or provides services to 71 television stations in 48 markets. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

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

FCC actions have restricted our ability to create duopolies under local service agreements, which may harm our existing operations and impair our acquisition strategy.

In a number of our markets, we have created duopolies by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with same-market stations, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

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

Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Subsequent federal legislation in late 2014 extended this compliance period for an additional six months.  Most recently, appropriations legislation adopted by Congress and signed into law in late December 2015 extended the JSA compliance deadline until September 30, 2025. In addition, the FCC required our JSAs for the independently owned Marshall stations to cover 15% or less of the weekly advertising inventory of those stations and approved Marshall’s station acquisitions specifically in reliance on certain commitments regarding our relationship with Marshall, including a commitment that the term of the Marshall debt financing that we guarantee will not extend beyond five years from Marshall’s acquisition of its stations. Our SSAs with Mission, Marshall and other parties remain permissible for now, but the FNPRM leaves open the possibility of additional regulation with respect to SSAs.

Various parties, including Nexstar (and Mission, which has intervened), have appealed the television JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit. That appeal was transferred to the U.S. Court of Appeals for the Third Circuit in November 2015, and oral argument is scheduled for April 19, 2016.  If we are required to terminate or modify our JSAs or other local service agreements, our business could be affected in the following ways: (1) Loss of revenues — we could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to our advertisers and receipt of less revenues from them. During the years ended December 31, 2014 and 2013, the Company’s net revenue included $78.6 million and $68.5 million, respectively, of revenue recognized by Mission, which is comprised of its revenue from local service agreements with Nexstar and revenue from other sources. See the notes to the Company’s and Mission’s financial statements for further information; (2) Increased costs — our cost structure would increase due to loss of operating synergies associated with the addition of redundant management and overlapping sales force costs and (3) Alternative arrangements — we may need to enter into alternative agreements which may be on terms that are less beneficial to us than existing agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. These processing guidelines have impacted the Company’s previously announced acquisitions and may affect the Company’s acquisition of additional stations in the future. We cannot predict what additional rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make materially more expensive, or may materially delay, the Company’s ability to close upon currently pending acquisitions or consummate further acquisitions in the future.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes TBAs and local marketing agreements to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt from attribution for now.

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

Two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 58 radio stations in 17 markets. The FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar, due to this common director relationship. Therefore, depending on the number of stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in that market. In addition, one of Nexstar’s stockholders who holds an attributable interest in Nexstar also holds an attributable interest in other full power television stations located in the Seattle-Tacoma, Washington, San Francisco-Oakland-San Jose, California, Providence, RI-New Bedford, Massachusetts and Palm Springs, California television markets. Therefore, Nexstar may be unable to acquire stations in these markets.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer losses due to future asset impairment charges.

As of December 31, 2015, $1.3 billion, or 68.4%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared in 2016 a total cash dividend with respect to the outstanding shares of our Class A common stock of $0.96 per share in equal quarterly installments of $0.24 per share. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive a majority of our revenue from the sale of advertising time on our stations and community portal websites. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

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

The Company may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by local coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of programming cannot be predicted if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The loss of revenue and increased expenses could negatively affect our results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, over-the-top distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the digital and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques now in use with MVPDs are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques and other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

The FCC may impose substantial fines, to a maximum of $325,000 per violation, on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. Because the Company’s programming is in large part comprised of programming provided by the networks with which the stations are affiliated, the Company does not have full control over what is broadcast on its stations and may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In June 2012, the U.S. Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has issued very few further decisions or rules in this area, and the courts may in the future have further occasion to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and could have a material adverse effect on our business.

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

The FCC has open proceedings to examine shared services agreements between television stations; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.

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

The FCC intends to reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The FCC has announced March 29, 2016 as the commencement date for the incentive auction.  January 12, 2016 was the deadline for potentially interested television licensees to file applications to participate in the incentive auction, and we and certain of our local service agreement partners filed such applications.  The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the results of television spectrum reallocation efforts or its impact to our business.

We have made investments in digital media businesses.

We have invested in various digital media businesses as well as digital offerings for each of our broadcast stations. Due to the intense competition, limited operating history and rapidly evolving nature of these digital media businesses, the actual future operating results could be volatile and negatively impact the year-to-year trends of our operations.

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

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own over 70% of our office and studio locations and approximately one-third of our tower and transmitter locations. The remaining properties that we utilize are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

While none of our owned or leased properties are individually material to our operations, if we were required to relocate any towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites. See Item 1, “Business—The Stations” for a complete list of stations by market.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
1st Quarter 2014	$55.93	$32.20
2nd Quarter 2014	$52.03	$34.65
3rd Quarter 2014	$53.66	$38.96
4th Quarter 2014	$53.55	$36.41
1st Quarter 2015	$59.45	$45.97
2nd Quarter 2015	$60.21	$53.82
3rd Quarter 2015	$60.31	$42.01
4th Quarter 2015	$61.79	$45.02

As of February 22, 2016, there were approximately 8,800 shareholders of record of our Class A Common Stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2014 a total annual cash dividend with respect to Nexstar’s outstanding shares of Class A Common Stock of $0.60 per share in equal quarterly installments of $0.15 per share and declared in 2015 a total annual cash dividend with respect to Nexstar’s outstanding shares of Class A Common Stock of $0.76 per share in equal quarterly installments of $0.19 per share. On January 21, 2016, our board of directors approved a 26.3% increase in the quarterly cash dividend to $0.24 per share of outstanding Class A Common Stock beginning with the first quarter of 2016. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2015, our board of directors approved a share repurchase program which authorizes us to purchase up to $100.0 million of our outstanding shares of Class A common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. We had no stock repurchases during the fourth quarter of 2015.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,443,591	$21.54	2,525,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,443,591	$21.54	2,525,000

For a more detailed description of our equity plans and grants, we refer you to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2010 through December 31, 2015 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies: Gray Television, Inc., Media General, Inc. and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2010. The performance shown is not necessarily indicative of future performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$130.88	$176.79	$947.87	$893.50	$1,027.14
NASDAQ Composite Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Peer Group	$100.00	$127.75	$161.54	$562.35	$434.33	$495.33

Item 6.	Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2015, 2014 and 2013 and balance sheet data as of December 31, 2015 and 2014 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2013, 2012 and 2011 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012, respectively. The period-to-period comparability of our consolidated financial statements is affected by acquisitions of digital media businesses and television stations, and related consolidations of VIEs. In 2015, we acquired 14 full power television stations, including consolidated VIEs, net, and two digital media businesses. In 2014, we acquired 12 full power television stations, including consolidated VIEs, and 2 digital media businesses. In 2013, we acquired 9 full power television stations, including consolidated VIEs, net. For more information, refer to Notes 2 and 3 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2015	2014	2013	2012	2011
Statements of Operations Data, for the years ended December 31:
Net revenue	$896,377	$631,311	$502,330	$378,632	$306,491
Operating expenses:
Corporate expenses	44,856	35,174	26,339	24,636	19,780
Direct operating expenses, net of trade	293,288	178,781	139,807	84,743	73,829
Selling, general and administrative expenses, excluding corporate	187,624	140,255	125,874	93,367	85,848
Trade and barter expense	46,651	31,333	30,730	20,841	21,270
Depreciation	47,222	35,047	33,578	23,555	21,845
Amortization of intangible assets	48,475	25,850	30,148	22,994	25,979
Amortization of broadcast rights, excluding barter	22,154	11,634	12,613	8,591	9,947
Income from continuing operations(1)	206,107	173,237	103,241	99,905	47,993
Interest expense, net	(80,520)	(61,959)	(66,243)	(51,559)	(53,004)
Loss on extinguishment of debt, net(2)	-	(71)	(34,724)	(3,272)	(1,155)
Other expenses	(517)	(556)	(1,459)	-	-
Income (loss) from continuing operations before income tax expense	125,070	110,651	815	45,074	(6,166)
Income tax (expense) benefit(3)	(48,687)	(46,101)	(2,600)	132,279	(5,725)
Income (loss) from continuing operations	76,383	64,550	(1,785)	177,353	(11,891)
Gain on disposal of station, net of income tax expense(4)	-	-	-	5,139	-
Net income (loss)	76,383	64,550	(1,785)	182,492	(11,891)
Net loss attributable to noncontrolling interests	1,301	-	-	-	-
Net income (loss) attributable to Nexstar Broadcasting Group, Inc.	$77,684	$64,550	$(1,785)	$182,492	$(11,891)
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$2.50	$2.10	$(0.06)	$6.31	$(0.42)
Diluted	$2.42	$2.02	$(0.06)	$5.94	$(0.42)
Weighted average common shares outstanding:
Basic	31,100	30,774	29,897	28,940	28,626
Diluted	32,091	32,003	29,897	30,732	28,626
Dividends declared per common share	$0.76	$0.60	$0.48	-	-

(1)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the accretive acquisitions in 2012 through 2015, the income from operations increased over time.

(2)	In 2013, the Company retired the $325.0 million outstanding principal balance under its 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $34.3 million.
(3)	In the fourth quarter of 2012, the Company decreased its valuation allowance by $151.4 million resulting in an income tax benefit for the year.
(4)	The Company recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense, during the year ended December 31, 2012.

	2015	2014	2013	2012	2011
Balance Sheet data, as of December 31:
Cash and cash equivalents	$43,416	$131,912	$40,028	$68,999	$7,546
Working capital(1)	113,967	178,661	78,659	96,462	39,605
Net intangible assets and goodwill	1,255,358	772,660	649,793	491,096	335,602
Total assets(1)	1,835,134	1,414,102	1,146,971	931,799	576,340
Total debt(1)	1,476,214	1,220,369	1,054,368	843,626	636,314
Total stockholders’ equity (deficit)	86,373	56,537	(13,231)	2,239	(184,119)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$197,266	$166,527	$27,339	$79,888	$40,340
Investing activities	(474,341)	(230,033)	(248,118)	(238,617)	(54,579)
Financing activities	188,579	155,390	191,808	220,182	(1,873)
Capital expenditures, net of proceeds from asset sales	25,397	20,300	18,736	17,250	13,316
Cash payments for broadcast rights	22,473	12,025	14,191	9,169	10,149

(1)

As discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company retrospectively adopted the FASB issued guidance related to: (i) the presentation of debt financing costs which requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset, and (ii) the presentation of deferred tax assets and liabilities which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. Thus, the Company decreased its working capital, total assets and total debt by $41.7 million, $48.1 and $15.8 million, respectively, in 2014, $38.6 million, $16.8 million and $16.8 million, respectively, in 2013, $8.9 million, $14.0 million and $14.0 million, respectively, in 2012, and $14 thousand, $4.6 million and $4.0 million, respectively, in 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As a result of our deemed controlling financial interests in Mission, White Knight, Marshall and Parker in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these consolidated VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2015 Highlights

•

Net revenue during 2015 increased by $265.1 million, or 42.0% compared to the same period in 2014. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities of $239.3 million and an increase in retransmission compensation on our legacy stations of $70.7 million, primarily related to the 2014 and 2015 renewals of contracts providing for higher rates per subscriber. These increases were partially offset by decreases in advertising revenue as 2015 is not a political year or an Olympic year.

•	During 2015, our Board of Directors declared quarterly dividends of $0.19 per share of our outstanding common stock, or total dividend payments of $23.7 million.
•

In August 2015, we announced a share repurchase program which authorizes us to purchase up to $100.0 million of our outstanding shares of Class A Common Stock. In 2015, we repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand.

Acquisitions

	Acquisition Date	Purchase Price
CCA	January 1, 2015	$278.1 million in cash	Acquired and consolidated 13 NBC, FOX and MyNetworkTV affiliated full power television stations in nine markets, net of a station disposal
KASW	January 29, 2015	$70.8 million in cash	The CW affiliate in the Phoenix, AZ market
Yashi	February 2, 2015	$33.4 million in cash	A local digital video advertising and targeted programmatic technology platform
KLAS	February 13, 2015	$150.8 million in cash	The CBS affiliate in the Las Vegas, NV market
Kixer	October 1, 2015	$8.5 million in cash, plus Earnout Payments of up to $7.0 million	An advertising technology platform focused on optimizing and driving new mobile revenue streams for content publishers
North Dakota	February 1, 2016	$44.9 million in cash, plus working capital adjustments	Four CBS affiliated full power television stations in the Minot-Bismarck-Dickinson, ND market
Media General	Late in the 3rd quarter/early in the 4th quarter of 2016	Estimated $2.0 billion in cash and stock consideration, plus the potential CVR	Media General currently owns, operates or provides services to 71 television stations in 48 markets
West Virginia	December 2016	$130.0 million in cash, plus working capital adjustments	Four CBS and NBC affiliated full power television stations in four markets.

The Media General merger is subject to a vote by stockholders of Nexstar and Media General, FCC approval and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. We must divest certain of our and Media General’s stations in connection with the proposed merger in order to comply with the FCC media ownership rules.

The Media General merger is not subject to any financing condition and we have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their variable interest entities. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans.

The West Virginia acquisition is subject to FCC approval and other customary conditions. We paid a total deposit of $65.0 million for this acquisition and the remaining $65.0 million is expected to be funded through cash generated from operations prior to closing and borrowings under our senior secured credit facility.

For additional information with respect to the above acquisitions, refer to Item 1, “Business—Recent Acquisitions”.

Debt Transactions

•	In January 2015, we completed the issuance and sale of $275.0 million 6.125% Notes due 2022, at par. The proceeds were used in part to finance the Company’s acquisitions.

•	In 2015, the Company made net repayments of $19.4 million under its senior secured credit facilities primarily attributable to contractual maturities under its term loans.

•	In January and February 2016, we borrowed a net amount of $54.0 million under our revolving credit facility to fund certain of our acquisitions.

Overview of Operations

As of December 31, 2015, we owned, operated, programmed or provided sales and other services to 99 full power television stations, including those owned by the VIEs, in 61 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations we serve are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight and Parker. See Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of the local service agreements we have with these entities.

The operating revenue of our stations is derived primarily from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2015 and 2014, revenue generated from local broadcast advertising represented 70.6% and 71.7%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has been growing significantly in recent years relates to retransmission of our station signals by cable, satellite and other MVPDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream has primarily related to increases in the subscriber rates paid by MVPDs.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time, in exchange for network affiliation fees and the right to sell a portion of the advertising time during these broadcasts. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

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

Our primary operating expenses include employee salaries, commissions and benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislation extending the compliance deadline until September 30, 2025, the Company does not expect the 2014 rule change to impact its JSA revenue in the near term. If the Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including us (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit, which has recently transferred the appeal to the U.S. Court of Appeals for the Third Circuit, which has scheduled oral argument for April 19, 2016.

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

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2015 was not an election year or an Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Local	$369,313	39.8	$279,150	42.3	$265,376	51
National	153,607	16.5	109,930	16.7	113,423	21.8
Political	12,716	1.4	64,294	9.7	5,152	1
Retransmission compensation	298,023	32.1	154,963	23.5	101,119	19.4
Digital media revenue	89,902	9.7	46,692	7.1	30,846	5.9
Other	5,384	0.5	4,514	0.7	4,280	0.9
Total gross revenue	928,945	100	659,543	100	520,196	100
Less: Agency commissions	(79,668)		(59,446)		(49,395)
Net broadcast revenue	849,277		600,097		470,801
Trade and barter revenue	47,100		31,214		31,529
Net revenue	$896,377		$631,311		$502,330

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Net revenue	$896,377	100	$631,311	100	$502,330	100
Operating expenses:
Corporate expenses	44,856	5	35,174	5.6	26,339	5.2
Direct operating expenses, net of trade	293,288	32.7	178,781	28.3	139,807	28.1
Selling, general and administrative expenses, excluding corporate	187,624	20.9	140,255	22.2	125,874	24.8
Trade and barter expense	46,651	5.2	31,333	5	30,730	6.1
Depreciation	47,222	5.3	35,047	5.6	33,578	6.7
Amortization of intangible assets	48,475	5.4	25,850	4.1	30,148	6
Amortization of broadcast rights, excluding barter	22,154	2.5	11,634	1.8	12,613	2.5
Income from operations	$206,107		$173,237		$103,241

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Gross local advertising revenue was $369.3 million for the year ended December 31, 2015, compared to $279.2 million for the same period in 2014, an increase of $90.2 million, or 32.3%. Gross national advertising revenue was $153.6 million for the year ended December 31, 2015, compared to $109.9 million for the same period in 2014, an increase of $43.7 million, or 39.7%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $135.8 million. Our legacy stations’ local and national advertising revenue were relatively flat during the year ended December 31, 2015 compared to the same period in 2014. Our largest advertiser category, automobile, represented approximately 24.8% and 25.3% of our local and national advertising revenue for the years ended December 31, 2015 and 2014, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased during the year. The other categories representing our top five were fast food/restaurants which declined this year, furniture and medical/healthcare, which increased in 2015, and radio/TV/cable/newspaper, which remained flat.

Gross political advertising revenue was $12.7 million for the year ended December 31, 2015, compared to $64.3 million for the same period in 2014, a decrease of $51.6 million, as 2015 was not an election year.

Retransmission compensation was $298.0 million for the year ended December 31, 2015, compared to $155.0 million for the same period in 2014, an increase of $143.1 million, or 92.3%. The increase in retransmission compensation was attributable to a $70.7 million increase on our legacy stations, primarily related to the 2014 and 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $72.4 million.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $89.9 million for the year ended December 31, 2015, compared to $46.7 million for the same period in 2014, an increase of $43.2 million or 92.5%. The increase was primarily attributable to the $39.3 million in incremental revenue from our newly acquired stations and entities, and a $2.9 million increase in revenue from our legacy stations.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $44.9 million for the year ended December 31, 2015, compared to $35.2 million for the same period in 2014, an increase of $9.7 million, or 27.5%. This was primarily attributable to an increase in stock-based compensation expense of $3.8 million due to equity incentive awards in 2015, an increase in payroll expense of $1.6 million related to the increased number of stations, an increase in legal and professional fees of $2.4 million primarily associated with our acquisitions of stations and entities, and costs incurred attributable to the management of new VIEs of $1.2 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $477.3 million for the year ended December 31, 2015, compared to $318.4 million for the same period in 2014, an increase of $161.9 million, or 50.7%. The increase was primarily due to expenses of our newly acquired stations and entities of $119.3 million and an increase in programming costs for our legacy stations of $34.3 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $47.2 million for the year ended December 31, 2015, compared to $35.0 million for the same period in 2014, an increase of $12.2 million, or 34.7%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $6.9 million and incremental depreciation from newly capitalized assets of $5.3 million.

Amortization of intangible assets was $48.5 million for the year ended December 31, 2015, compared to $25.9 million for the same period in 2014, an increase of $22.6 million, or 87.5%. The increase was primarily attributable to incremental amortization of other intangible assets from our newly acquired stations and entities of $22.4 million, partially offset by decreases in amortization from certain fully amortized intangible assets.

Amortization of broadcast rights, excluding barter was $22.2 million for the year ended December 31, 2015, compared to $11.6 million for the same period in 2014, an increase of $10.5 million, or 90.4%, primarily attributable to incremental amortization from the Company’s newly acquired stations of $11.5 million. This was partially offset by decreases in amortization from our legacy stations.

Interest Expense, net

Interest expense, net was $80.5 million for the year ended December 31, 2015, compared to $62.0 million for the same period in 2014, an increase of $18.6 million, or 30.0%, primarily attributable to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions.

Income Taxes

Income tax expense was $48.7 million for the year ended December 31, 2015, compared to $46.1 million for the same period in 2014, an increase of $2.6 million, or 5.6%. The effective tax rates during the years ended December 31, 2015 and 2014 were 38.9% and 41.7%, respectively. Our station acquisitions reduced our blended state tax rate resulting in an income tax benefit in 2015 of $2.4 million, or a 1.9% impact to the effective tax rate and additional income tax expense in 2014 of $0.6 million, or a 0.6% impact to the effective tax rate.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Gross local advertising revenue was $279.2 million for the year ended December 31, 2014, compared to $265.4 million for the same period in 2013, an increase of $13.8 million, or 5.2%. Gross national advertising revenue was $109.9 million for the year ended December 31, 2014, compared to $113.4 million for the same period in 2013, a decrease of $3.5 million, or 3.1%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $12.7 million, net of a terminated outsourcing agreement of one station. During 2014, our legacy stations’ local and national advertising revenue decreased by $2.4 million compared to the same period in 2013, which reflected the changes in the mix between our legacy stations’ local, national and political advertising revenue, partially offset by increases in advertising revenue from the Olympics in our NBC affiliate stations during the first quarter of 2014. Our largest advertiser category, automobile, represented approximately 25.3% and 25.0% of our local and national advertising revenue for the years ended December 31, 2014 and 2013, respectively. Overall, including past results of our newly acquired stations, automobile revenues were relatively flat. The other categories representing our top five were fast food/restaurants and furniture, which declined this year, and attorneys and radio/TV/cable/newspaper, which increased in 2014.

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

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our digital business, was $46.7 million for the year ended December 31, 2014, compared to $30.8 million for the same period in 2013, an increase of $15.8 million or 51.4%. The increase was primarily attributable to the $19.4 million incremental revenue from our newly acquired stations and entities, and a $3.1 million increase in revenue from our legacy stations primarily attributable to increased advertising revenue from new product offerings during the year and from the Olympics in the first quarter of 2014. This was partially offset by a $6.3 million decrease in revenue due to the termination of certain customer contracts.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of the Company’s stations, were $35.2 million for the year ended December 31, 2014, compared to $26.3 million for the same period in 2013, an increase of $8.8 million, or 33.5%. This was primarily attributable to an increase in stock-based compensation expense of $5.5 million due to equity incentive awards during 2014, and an increase in payroll and bonus expense of $2.5 million related to the increased number of stations and higher revenue. These increases were partially offset by a decrease in legal and professional fees of $0.4 million primarily associated with our and Mission’s acquisitions of television stations in the prior year.

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

Interest Expense, net

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

Liquidity and Capital Resources

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs the Company may, from time to time, borrow under its existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of its existing debt arrangements permit. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$197,266	$166,527	$27,339
Net cash used in investing activities	(474,341)	(230,033)	(248,118)
Net cash provided by financing activities	188,579	155,390	191,808
Net (decrease) increase in cash and cash equivalents	$(88,496)	$91,884	$(28,971)
Cash paid for interest	$70,430	$59,227	$75,074
Cash paid for income taxes, net of refunds(1)	$29,060	$3,131	$2,129

(1)

The cash paid for income taxes, net of refunds, during the year ended December 31, 2015 includes payments totaling $23.0 million in tax liabilities assumed in or resulting from various acquisitions and sales.

	As of December 31,
	2015	2014
Cash and cash equivalents	$43,416	$131,912
Long-term debt including current portion(1)	1,476,214	1,220,369
Unused revolving loan commitments under senior secured credit facilities(2)	103,000	99,500

(1)

As discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company retrospectively adopted the FASB issued guidance related to the presentation of debt financing costs, which requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. As such, the amount previously reported as other noncurrent assets and debt in our Consolidated Balance Sheet as of December 31, 2014 related to term loans and publicly-held notes were decreased by $15.8 million.

(2)

Based on the covenant calculations as of December 31, 2015, all of the $103.0 million total unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $30.7 million during the year ended December 31, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue (excluding trade and barter) of $249.2 million less an increase in station and corporate operating expenses (excluding stock compensation) of $166.2 million, and sources of cash resulting from the timing of payments to vendors of $10.7 million. These transactions were partially offset by a $19.9 million use of cash resulting from the timing of collections of accounts receivable, an increase in payments for income taxes of $25.9 million, an increase in payments for broadcast rights of $10.4 million and an increase in cash paid for interest of $11.2 million.

Cash paid for interest increased by $11.2 million during the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions.

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

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $244.3 million during the year ended December 31, 2015 compared to the same period in 2014. During the year ended December 31, 2015, deposits and payments for acquisitions, net of proceeds from station disposals, were $448.9 million, compared to $209.7 million for the same period in 2014. During the year ended December 31, 2015, capital expenditures, net of proceeds from disposals, increased by $5.1 million compared to the same period in 2014, primarily due to capital expenditures for newly acquired stations and entities.

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

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $33.2 million during the year ended December 31, 2015 compared to the same period in 2014.

In 2015, we completed the sale and issuance of $275.0 million 6.125% Notes, due 2022, at par. We also borrowed a total amount of $144.9 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi, KLAS and Kixer acquisitions and to pay for related fees and expenses. We also received $3.4 million proceeds from stock option exercises. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by repurchases of our Class A common stock of $48.7 million, scheduled repayments of $15.8 million of outstanding principal balance under our, Mission’s and Marshall’s term loans, repayments of outstanding obligations under the Company’s revolving credit facilities of $150.4 million, payments of dividends to our common stockholders of $23.7 million ($0.19 per share each quarter), payments for debt financing costs of $3.2 million and payments for capital lease obligations of $3.0 million.

Net cash flows provided by financing activities decreased by $36.4 million during the year ended December 31, 2014 compared to the same period in 2013.

During 2014, we and Marshall borrowed $231.8 million in term loans, net of discount. In addition, Mission borrowed $5.5 million from its revolving credit facility in order to pay us for amounts due under service agreements. Additionally, we received $2.0 million proceeds from stock option exercises. These transactions were partially offset by debt repayments of $72.4 million of outstanding principal under the Company’s term loans (including a prepayment of $60.0 million principal balance under our term loans), dividends to our stockholders of $18.4 million ($0.15 per share each quarter), payments for debt financing costs of $1.6 million and payments for capital lease obligations of $1.5 million. The total net term loan borrowings of $171.8 million were used to partially finance the acquisition of Gray TV (June 2014), Grant (December 2014) and CCA (January 2015).

During 2013, we and Mission borrowed a total of $379.0 million in term loans and revolving loans under our and Mission’s senior secured credit facilities. On October 1, 2013, we also completed the sale and issuance of the $275.0 million 6.875% Notes. The proceeds from these borrowings were used to partially finance deposits and payments for acquisition of stations, retirement of the 8.875% Notes and for general corporate purposes. We also received $7.0 million proceeds from stock option exercises. The cash flow increases were partially offset by repayments of $122.0 million outstanding obligations under our and Mission’s senior secured facilities, retirement of the 8.875% Notes for $316.8 million, quarterly dividend payments to our common stockholders of $14.3 million, purchase of treasury stock for $8.4 million and payments for debt financing costs of $7.2 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2015, the Company had total combined debt of $1.5 billion, which represented 94.8% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $103.0 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2015. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2015 (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Nexstar senior secured credit facility	$406,761	$15,154	$140,738	$250,869	$-
Mission senior secured credit facility	228,227	2,335	4,670	221,222	-
Marshall senior secured credit facility	57,950	4,650	53,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
	$1,492,938	$22,139	$198,708	$997,091	$275,000

In August 2015, we announced a share repurchase program which authorizes us to purchase up to $100.0 million of our outstanding shares of Class A Common Stock. In 2015, we repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand.

On January 21, 2016, our Board of Directors declared a quarterly dividend of $0.24 per share of our Class A common stock. The dividend was paid on February 26, 2016 to stockholders of record on February 12, 2016.

On January 27, 2016, we entered into a definitive merger agreement with Media General, whereby we will acquire Media General’s outstanding equity for approximately $2.0 billion in cash and stock consideration, estimated based on the $39.08 market price per share of our Class A Common Stock on February 17, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR entitling Media General shareholders to net cash proceeds from the sale of Media General’s spectrum in the FCC’s upcoming spectrum auction. The merger is not subject to any financing condition and we have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their variable interest entities. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans. We expect the merger and the debt refinancing to be completed late in the third quarter/early in the fourth quarter of 2016, subject to a vote by stockholders of Nexstar and Media General, FCC approval and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions.

The merger agreement contains certain termination rights for both us and Media General. If the merger agreement is terminated in connection with Media General entering into a definitive agreement for a superior proposal, as well as under certain other circumstances, the termination fee payable to us will be $80.0 million. If the merger agreement is terminated because the required Media General shareholder vote is not obtained at a shareholder meeting duly held for such purpose, the amount of the termination fee payable to us will be $20.0 million. The merger agreement also provides that we will be required to pay a termination fee to Media General of $80.0 million if the merger agreement is terminated under certain circumstances and a termination fee of $20.0 million if the required Nexstar shareholder vote is not obtained at a shareholder meeting duly held for such purpose. Either party may terminate the merger agreement if the merger is not consummated on or before January 27, 2017, with an automatic extension to April 27, 2017, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

In January 2016, we acquired certain assets of four full power stations in four markets in West Virginia for $65.0 million in cash. In February 2016, we completed the acquisition of the assets of four full power television stations for $41.8 million in cash, subject to adjustments for working capital. These acquisitions were funded by a combination of cash on hand and $54.0 million net borrowings under our revolving credit facility in January and February 2016. We expect to acquire the remaining assets of the four stations in West Virginia at the end of 2016 and the remaining purchase price of $65.0 million will be funded through cash on hand upon closing and borrowings under our existing credit facility.

We have also signed agreements to acquire one full power station in the Des Moines-Ames, Iowa market. Subject to working capital adjustments, we will fund the remaining purchase price of $3.3 million through cash on hand upon closing which we expect to occur in 2016.

In connection with our acquisition of the outstanding equity of Kixer, we have committed to pay the sellers up to $7.0 million in Earnout Payments if certain revenue targets are met during the year 2016. We expect to fund the Earnout Payments through a combination of cash to be generated from operations and borrowings under our senior secured credit facility.

We make semiannual interest payments on our 6.875% Notes on May 15 and November 15 of each year. We make semiannual interest payments on our 6.125% Notes on February 15 and August 15 of each year. Interest payments on our, Mission’s and Marshall’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for arrangements of these types. We believe Nexstar, Mission and Marshall will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.875% Notes and 6.125% Notes for a period of at least the next twelve months from December 31, 2015.

No Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are all on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2015, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Nexstar senior secured credit facility	$406,761	$15,154	$140,738	$250,869	$-
Mission senior secured credit facility	228,227	2,335	4,670	221,222	-
Marshall senior secured credit facility	57,950	4,650	53,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
Cash interest on debt(1)	381,824	76,878	149,046	135,547	20,353
Broadcast rights current cash commitments(2)	18,891	8,026	8,652	1,907	306
Broadcast rights future cash commitments	31,871	12,313	14,288	3,832	1,438
Executive employee contracts(3)	35,474	14,954	18,596	1,924	-
Operating lease obligations	66,488	10,459	19,975	15,548	20,506
Capital lease obligations	8,009	361	646	669	6,333
Other long-term liabilities	7,803	3,228	4,502	73	-
	$2,043,298	$148,358	$414,413	$1,156,591	$323,936

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2015 remained outstanding until maturity, based on interest rates in effect at December 31, 2015.
(2)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2015 in the amount of $39.2 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2015, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission revenue, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our Consolidated Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

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

Mission, Marshall, White Knight and Parker are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting Mission’s, Marshall’s, White Knight’s and Parker’s economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission which will permit us to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. Additionally, on November 29, 2011, Mission’s shareholders granted us an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements expire on various dates between 2017 and 2024 and are freely exercisable or assignable without the consent of Mission or its shareholders.

Parker, Marshall and White Knight are included in our Consolidated Financial Statements as of June 13, 2014, December 1, 2014 and January 1, 2015, respectively.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $1.3 billion, or 68.4%, of our total assets as of December 31, 2015. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our broadcast stations and related websites by market (a total of 55 reporting units) for purposes of our goodwill and FCC licenses impairment testing because we view, manage and evaluate our stations and the related websites on a market basis. We also have two digital media reporting units, a digital content management solution and a digital targeted video advertising platform. We test our goodwill and FCC licenses in our fourth quarter each year, or whenever events or changes in circumstances indicate that such assets might be impaired. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than their respective carrying amounts, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

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

We test our finite-lived intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying amount of a finite-lived intangible asset is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

We performed our annual impairment tests on intangible assets attributable to our broadcast markets using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed the carrying amounts. Thus, it was not necessary to perform the quantitative test method. We also performed a qualitative analysis on one of our digital reporting units. This unit was acquired in 2015 and its projected operating results do not indicate that the carrying value would exceed the fair value of this unit. As it is a recent acquisition, we will continue to closely monitor its operating results in future quarters. There were no indicators that our finite-lived intangible assets attributable to broadcast markets and this recently acquired digital reporting unit will not be recoverable.

We elected to perform quantitative goodwill impairment tests on our other digital reporting unit due to current operating losses, anticipated termination of certain customers in 2016 and lower short-term future earnings expectations. This Step 1 was performed using a combination of a discounted cash flows analysis and other valuation techniques. The key assumptions included in our discounted cash flows analysis were: compound annual growth rate of 5.4% based on management projections for this unit and industry trends, operating profit margins in the initial year of 7.3% driven by planned development activities with increases to 20.6% reflecting a mature operating model, discount rate of 17.0% based on an analysis of digital media companies, income tax rate of 40.5% based on statutory federal and blended state tax rates, and terminal growth rate of 3.5% estimated based on a mature company in the digital media industry. The results of our first step analysis indicated potential impairment as the reporting unit’s book value of $28.2 million exceeded its estimated fair value of $26.1 million. Thus, we performed the second step to quantify any goodwill impairment.

The estimated fair value of the reporting unit was allocated to the respective assets and liabilities in order to determine the implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The results of our step two analysis indicated that the implied value of goodwill of $10.8 million exceeded its book value of $10.4 million, or a margin of approximately 4%. Therefore, no goodwill impairment charge was required as of December 31, 2015. Our quantitative goodwill impairment test is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and market trends. Given the slim margin between the implied value and the carrying value of goodwill, if the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, we will need to continue to evaluate the carrying value of our goodwill and any additional impairment charges that we may take in the future could have an impact on our results of operations and financial condition. We will actively monitor the results of this reporting unit in future quarters.

We also performed quantitative tests to determine whether this digital reporting unit’s finite-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying amounts are recoverable by a substantial margin as of December 31, 2015.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $5.4 million and $3.0 million as of December 31, 2015 and 2014, respectively.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2015, the carrying amounts of our current broadcast rights were $16.3 million and non-current broadcast rights were $10.9 million.

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us generally on a 30 to 60 day lag, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $37.7 million, $22.7 million and $22.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Trade revenue of $9.4 million, $8.5 million and $8.7 million was recorded for the years ended December 31, 2015, 2014 and 2013, respectively. We incurred trade and barter expense of $46.7 million, $31.3 million and $30.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. In May 2013, our former principal stockholder, ABRY, sold the remainder of its common stock holdings in Nexstar and no longer has any ownership interest in us. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of our NOLs. The sale of common stock by ABRY is not expected to impact Mission. The Company expects to be able to utilize the existing NOLs prior to their expiration. Our estimated annual Section 382 limitation following the ownership change is $181.8 million for 2016, $91.2 million for 2017, $45.4 million for 2018 and $20.9 million for 2019 and annually thereafter.

In addition, any subsequent ownership changes could result in additional limitations. The ability to use NOLs is also dependent upon the Company’s ability to generate taxable income. The NOLs could expire prior to their use. To the extent the Company’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were able to use NOLs, which could have a negative effect on the Company’s financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 2.2% to 3.8% as of December 31, 2015, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at December 31, 2015. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on certain of the Company’s term loans, an increase in LIBOR of 100 basis points (one percentage point) from the December 31, 2015 level would increase the Company’s annual interest expense and decrease cash flow from operations by $4.1 million, based on the outstanding balance of its credit facilities as of December 31, 2015. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $1.0 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $0.9 million. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2015, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2015, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

We have excluded KASW, KLAS, the CCA stations and the related consolidated VIEs, Yashi and Kixer from our assessment of internal control over financial reporting as of December 31, 2015, because either they were acquired in purchase business combinations or we became the primary beneficiary of variable interests in these entities in 2015. These acquired businesses and consolidated VIEs represented collectively 6.0% of our consolidated total assets and 20.0% of our consolidated total net revenues as of and for the year ended December 31, 2015.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

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
Thomas E. Carter
Chief Financial Officer

Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2016.

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
C. Thomas McMillen

NEXSTAR BROADCASTING GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Broadcasting Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Nexstar Broadcasting Group, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes and the manner in which it classifies debt issuance costs in 2015.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded KASW, KLAS, the CCA stations and the related consolidated VIEs, Yashi and Kixer from its assessment of internal control over financial reporting as of December 31, 2015 because they were either acquired by the Company in purchase business combinations or the Company became the primary beneficiary of variable interests in these entities during 2015. We have also excluded the CCA and the related consolidated VIEs stations, KASW, KLAS, Yashi and Kixer from our audit of internal control over financial reporting. The CCA and the related consolidated VIEs stations’, KASW’s, KLAS’s, Yashi’s and Kixer’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6.0% and 20.0% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2016

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$43,416	$131,912
Accounts receivable, net of allowance for doubtful accounts of $5,369 and $3,002, respectively	192,991	127,878
Broadcast rights	16,297	10,873
Prepaid expenses and other current assets	7,324	5,264
Total current assets	260,028	275,927
Property and equipment, net	266,583	237,739
Goodwill	451,662	256,491
FCC licenses	489,335	322,040
Other intangible assets, net	314,361	194,129
Other noncurrent assets, net	53,165	127,776
Total assets(1)	$1,835,134	$1,414,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$22,139	$15,840
Current portion of broadcast rights payable	17,510	11,935
Accounts payable	25,936	17,231
Accrued expenses	60,484	36,807
Taxes payable	75	4,899
Interest payable	10,939	4,601
Other current liabilities	8,978	5,953
Total current liabilities	146,061	97,266
Debt	1,454,075	1,204,529
Deferred tax liabilities	101,764	11,876
Other noncurrent liabilities	46,861	43,894
Total liabilities(1)	1,748,761	1,357,565
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2015 and 2014	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,621,369 shares issued and 30,627,804 shares outstanding at December 31, 2015, and 31,172,060 shares issued and outstanding at December 31, 2014	316	312
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2015 and 2014	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2015 and 2014	-	-
Additional paid-in capital	396,224	398,029
Accumulated deficit	(268,120)	(345,804)
Treasury stock - at cost; 993,565 shares at December 31, 2015	(47,746)	-
Total Nexstar Broadcasting Group, Inc. stockholders' equity	80,674	52,537
Noncontrolling interests in consolidated variable interest entities	5,699	4,000
Total stockholders' equity	86,373	56,537
Total liabilities and stockholders' equity	$1,835,134	$1,414,102
The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)

The consolidated total assets as of December 31, 2015 and 2014 include certain assets held by consolidated VIEs of $119.9 million and $49.1 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2015 and 2014 include certain liabilities of consolidated VIEs of $40.7 million and $17.9 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended December 31,
	2015	2014	2013
Net revenue	$896,377	$631,311	$502,330
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	302,257	187,432	147,711
Selling, general, and administrative expenses, excluding depreciation and amortization	232,480	175,429	152,213
Amortization of broadcast rights	59,836	34,316	35,439
Amortization of intangible assets	48,475	25,850	30,148
Depreciation	47,222	35,047	33,578
Total operating expenses	690,270	458,074	399,089
Income from operations	206,107	173,237	103,241
Interest expense, net	(80,520)	(61,959)	(66,243)
Loss on extinguishment of debt	-	(71)	(34,724)
Other expenses	(517)	(556)	(1,459)
Income before income taxes	125,070	110,651	815
Income tax expense	(48,687)	(46,101)	(2,600)
Net income (loss)	76,383	64,550	(1,785)
Net loss attributable to noncontrolling interests	1,301	-	-
Net income (loss) attributable to Nexstar Broadcasting Group, Inc.	$77,684	$64,550	$(1,785)
Net income (loss) per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$2.50	$2.10	$(0.06)
Diluted	$2.42	$2.02	$(0.06)
Weighted average number of common shares outstanding:
Basic	31,100	30,774	29,897
Diluted	32,091	32,003	29,897

Dividends declared per common share	$0.76	$0.60	$0.48

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended December 31, 2015

(in thousands, except share information)

													Noncontrolling
													interests in	Total
			Common Stock						Additional				consolidated	Stockholders'
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	(Deficit)
Balances as of December 31, 2012	-	$-	21,677,248	$217	7,702,471	$77	-	$-	$410,514	$(408,569)	-	$-	$-	$2,239
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,080	-	-	-	-	2,080
Conversion of Class B common stock to Class A common stock	-	-	7,702,471	77	(7,702,471)	(77)	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-		-	(365,384)	(8,422)	-	(8,422)
Exercise of stock options	-	-	1,218,816	12	-	-	-	-	(1,475)	-	365,384	8,422	-	6,959
Common stock dividends declared	-	-	-	-	-	-	-	-	(14,302)	-	-	-	-	(14,302)
Net loss	-	-	-	-	-	-	-	-	-	(1,785)	-	-	-	(1,785)
Balances as of December 31, 2013	-	-	30,598,535	306	-	-	-		396,817	(410,354)	-	-	-	(13,231)
Stock-based compensation expense	-	-	-	-	-	-	-	-	7,598	-	-	-	-	7,598
Exercise of stock options	-	-	573,525	6	-	-	-	-	2,025	-	-	-	-	2,031
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	10,034	-	-	-	-	10,034
Common stock dividends declared	-	-	-	-	-	-	-	-	(18,445)	-	-	-	-	(18,445)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	4,000	4,000
Net income	-	-	-	-	-	-	-	-	-	64,550	-	-	-	64,550
Balances as of December 31, 2014	-	-	31,172,060	312	-	-	-	-	398,029	(345,804)	-	-	4,000	56,537
Stock-based compensation expense	-	-	-	-	-	-	-	-	11,400	-	-	-	-	11,400
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,010,565)	(48,660)	-	(48,660)
Exercise of stock options and vesting of restricted stock units	-	-	449,309	4	-	-	-	-	2,439	-	17,000	914	-	3,357
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	8,042	-	-	-	-	8,042
Common stock dividends declared	-	-	-	-	-	-	-	-	(23,686)	-	-	-	-	(23,686)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	2,900	2,900
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	100	100
Net income	-	-	-	-	-	-	-	-	-	77,684	-	-	(1,301)	76,383
Balances as of December 31, 2015	-	$-	31,621,369	$316	-	$-	-	$-	$396,224	$(268,120)	(993,565)	$(47,746)	$5,699	$86,373

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$76,383	$64,550	$(1,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debt	3,180	2,310	2,697
Amortization of broadcast rights, excluding barter	22,154	11,634	12,613
Depreciation of property and equipment	47,222	35,047	33,578
Amortization of intangible assets	48,475	25,850	30,148
Loss on asset disposal, net	2,109	638	1,280
Amortization of debt financing costs and debt discounts	3,752	2,792	3,280
Loss on extinguishment of debt	-	71	34,724
Stock-based compensation expense	11,400	7,598	2,080
Deferred income taxes	43,675	43,491	2,667
Payments for broadcast rights	(22,473)	(12,025)	(14,191)
Deferred gain recognition	(437)	(436)	(436)
Amortization of deferred representation fee incentive	(1,169)	(845)	(820)
Non-cash representation contract termination fee	1,516	353	-
Issue discount paid upon debt extinguishment	-	-	(8,161)
Premium on debt extinguishment	-	-	(28,364)
Excess tax benefit from stock option exercises	(8,042)	(10,034)	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(30,310)	(10,378)	(38,114)
Prepaid expenses and other current assets	(1,324)	1,321	(3,177)
Other noncurrent assets	293	333	97
Accounts payable and accrued expenses	16,903	6,182	5,625
Taxes payable	(22,790)	(1,789)	(33)
Interest payable	6,338	(60)	(4,042)
Other noncurrent liabilities	411	(76)	(2,327)
Net cash provided by operating activities	197,266	166,527	27,339
Cash flows from investing activities:
Purchases of property and equipment	(29,021)	(20,389)	(18,955)
Deposits and payments for acquisitions, net of cash acquired	(475,949)	(209,733)	(229,382)
Proceeds from sale of stations	27,005	-	-
Proceeds from disposals of property and equipment	3,624	89	219
Net cash used in investing activities	(474,341)	(230,033)	(248,118)
Cash flows from financing activities:
Proceeds from long-term debt	421,950	237,275	654,563
Repayments of long-term debt	(166,290)	(72,431)	(438,835)
Payments for debt financing costs	(3,225)	(1,607)	(7,210)
Contribution from a noncontrolling interest	100	-	-
Purchase of treasury stock	(48,660)	-	(8,422)
Proceeds from exercise of stock options	3,357	2,031	6,959
Excess tax benefit from stock option exercises	8,042	10,034	-
Common stock dividends paid	(23,686)	(18,445)	(14,302)
Payments for capital lease obligations	(3,009)	(1,467)	(945)
Net cash provided by financing activities	188,579	155,390	191,808
Net (decrease) increase in cash and cash equivalents	(88,496)	91,884	(28,971)
Cash and cash equivalents at beginning of period	131,912	40,028	68,999
Cash and cash equivalents at end of period	$43,416	$131,912	$40,028
Supplemental information:
Interest paid	$70,430	$59,227	$75,074
Income taxes paid, net of refunds	$29,060	$3,131	$2,129
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,371	$3,767	$1,763
Noncash purchases of property and equipment	$4,025	$7,023	$3,683
Contingent consideration payable in connection with acquisition	$2,956	$-	$-
Accrued debt financing costs	$-	$191	$77
Amounts payable to sellers for acquisition of stations	$-	$-	$22,000

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2015, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 99 full power television stations, including those owned by variable interest entities (“VIEs”), in 61 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. The stations reach approximately 20.4 million viewers or 18.0% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See Variable Interest Entities below). Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity (deficit). All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. Effective January 1, 2015, Nexstar entered into or assumed local service agreements to provide programming and sales services to stations acquired from Communications Corporation of America (“CCA”) and sold to Marshall Broadcasting Group, Inc. (“Marshall”) and stations owned by White Knight Broadcasting (“White Knight”), which were considered to be VIEs and were consolidated as of that date.

Certain assets of consolidated VIEs are not available to settle the obligations of Nexstar and there are certain liabilities of consolidated VIEs for which the creditors of the VIEs do not have recourse to the general credit of Nexstar. In previous filings, the Company presented such amounts as separate captions in its Consolidated Balance Sheets. Beginning in the first quarter of 2015, the Company has elected to present these amounts in a combined footnote on the Consolidated Balance Sheets, with footnote disclosure of the related carrying amounts and classification as of December 31, as follows (in thousands):

	2015	2014
Current assets	$2,910	$12	(1)
Property and equipment, net	4,004	-
Goodwill	18,182	697	(1)
FCC licenses	74,312	46,727
Other intangible assets, net	20,112	1,695	(1)
Other noncurrent assets, net	389	-
Total assets	119,909	49,131

Current liabilities	14,288	7,852
Noncurrent liabilities	26,427	10,018
Total liabilities	$40,715	$17,870

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

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Senior Unsecured Notes (“6.125% Notes”) at par (See Note 7). During 2015, Nexstar also borrowed a total of $145.0 million under its revolving credit facility and an additional net amount of $54.0 million in January and February 2016 from this facility. These borrowings were used to partially fund the acquisitions discussed in Note 3 and to pay for related fees and expenses. Through December 2015, Nexstar repaid $145.0 million outstanding principal balance under its revolving credit facility funded by cash on hand.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, Inc., a Virginia corporation (“Media General”), whereby Nexstar will acquire the latter’s outstanding equity for cash and stock consideration with an estimated value of $2.0 billion, plus potential additional consideration in the form of a contingent value right entitling Media General shareholders to net cash proceeds from the sale of Media General’s spectrum in the Federal Communications Commission’s (“FCC”) upcoming spectrum auction. Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities up to a maximum of $4.7 billion. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans. We expect the merger to be completed late in the third quarter/early in the fourth quarter of 2016, subject to a vote by stockholders of Nexstar and Media General, FCC approval and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. See Note 3 for additional information.

As of December 31, 2015, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities and the indentures governing Nexstar’s 6.875% Senior Unsecured Notes issued in 2012 and 2013 (“6.875% Notes”) and the 6.125% Notes.

Variable Interest Entities

The Company may determine that an entity is a VIE as a result of local service agreements entered into with an entity. The term local service agreement generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall and Parker Broadcasting of Colorado, LLC (“Parker”) are consolidated by Nexstar because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission which permit Nexstar to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent.

Effective January 1, 2015, upon Nexstar’s acquisition of CCA, Nexstar assumed CCA’s contractual obligations under its local service agreements with White Knight, the owner of three full power television stations in the Baton Rouge, Louisiana, Shreveport, Louisiana and Tyler-Longview, Texas markets. Nexstar evaluated the business arrangements with White Knight and has determined that it has a variable interest in this entity. Nexstar has also determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of White Knight, including management advice and consultation in broadcast matters, the ability to sell certain advertising on the White Knight stations, the production of the White Knight stations’ news and other programming, and oversight and control of sales management personnel. Additionally, Nexstar assumed CCA’s options to acquire the assets and assume the liabilities of each White Knight station, subject to FCC consent. Simultaneous with Nexstar’s acquisition of CCA, Nexstar sold the assets of CCA stations KPEJ and KMSS to Marshall and, as discussed above, Nexstar is the primary beneficiary of Marshall. Therefore, Nexstar consolidated White Knight, KPEJ and KMSS as of January 1, 2015. See Note 3 for additional information with respect to these transactions.

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2015 with Mission, Marshall, Parker and White Knight:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission	WFXP and KHMT
	Parker	KFQX
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KFXK, KSHV

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

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Consolidated Balance Sheets as of December 31, were as follows (in thousands):

	2015	2014
Current assets:
Cash and cash equivalents	$6,137	$1,440
Accounts receivable, net	16,400	7,594
Prepaid expenses and other current assets	3,460	2,657
Total current assets	25,997	11,691
Property and equipment, net	29,681	26,235
Goodwill	69,825	35,308
FCC licenses	74,312	46,727
Other intangible assets, net	58,053	30,333
Other noncurrent assets, net	22,572	71,008	(1)
Total assets	$280,440	$221,302

Current liabilities:
Current portion of debt	$6,985	$5,137
Interest payable	28	28
Other current liabilities	14,288	7,852
Total current liabilities	21,301	13,017
Debt	276,131	285,922	(1)
Other noncurrent liabilities	26,427	10,018
Total liabilities	$323,859	$308,957

(1)

As discussed under Recent Accounting Pronouncements below, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs and deferred tax assets and liabilities in the balance sheet. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. Additionally, all deferred tax assets and liabilities, along with any related valuation allowance, should be classified as noncurrent in the balance sheet. As such, the amounts previously reported as current deferred tax assets and debt as of December 31, 2014 were decreased by $9.4 million and $3.2 million, respectively, and the amount previously reported as other noncurrent assets was increased by $6.2 million.

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

In connection with a proposed acquisition of four full power television stations from West Virginia Media Holdings, LLC, a Delaware limited liability company (“WVMH”), Nexstar began providing programming and sales services to WVMH stations effective December 1, 2015. Pursuant to the terms of the TBA with WVMH, Nexstar will pay an aggregate base fee of $7.5 million in equal monthly payments from the effective date through the final closing of the proposed acquisition which Nexstar projects to occur at the end of 2016. In the event that the proposed acquisition will not consummate for reasons beyond the control of Nexstar and WVMH, the TBA will terminate no later than June 30, 2017. See Note 3 for additional information.

Nexstar has determined that it has variable interests in station WYZZ and the stations owned by WVMH. Nexstar has evaluated its arrangements with Cunningham and WVMH and has determined that it is not the primary beneficiary of the variable interest in these stations because it does not have the ultimate power to direct the activities that most significantly impact their economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of VIEs. Under the agreements for WYZZ and the stations owned by WVMH, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ and WVMH agreements consist of the fees paid to Cunningham and WVMH. Additionally, Nexstar indemnifies Cunningham and WVMH from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

As of December 31, 2015 and 2014, Nexstar had balances in accounts payable of $0.8 million and $0.5 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $1.0 million and $0.7 million, respectively. Fees incurred under these arrangements of $1.2 million, $1.4 million and $5.3 million were included in direct operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising broadcast on its stations or placed on its websites or for retransmission consent from cable or satellite operators. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collectable.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of advertising. Total revenue includes cash and barter advertising revenue, retransmission compensation, digital media revenue and other broadcast related revenues. Advertising revenue is recognized, net of agency commissions, in the period during which the advertisements are broadcast on its stations or delivered on its websites. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transactions with its ultimate customer. Any amounts paid by customers but not earned by the balance sheet date are recorded in deferred revenue. Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers. Revenue from our digital businesses includes revenue from a content management system platform and related services and is recognized when services are performed.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $37.7 million, $22.7 million and $22.8 million of barter revenue and barter expense for the years ended December 31, 2015, 2014 and 2013, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $9.4 million, $8.5 million and $8.7 million of trade revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $9.0 million, $8.7 million and $7.9 million of trade expense for the years ended December 31, 2015, 2014 and 2013, respectively, which was included in direct operating expenses in the Company’s Consolidated Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, the Company evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjusts amortization in that quarter for any deficiency calculated.

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

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”), network affiliation agreements, developed technology and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter, or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses that such renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its television stations by market (a total of 55 reporting units) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. Additionally, Nexstar has two digital media reporting units. The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of reporting units requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Consolidated Financial Statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization; and by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

The Company tests finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a finite-lived intangible asset is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for finite-lived intangible assets consists of an asset (asset group) comparison of the carrying amount with their fair value, using a discounted cash flow analysis.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As discussed under Recent Accounting Pronouncements below, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs. The guidance requires cost paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. As of December 31, 2015, and 2014, deferred financing costs related to term loans and publicly-held notes of $15.9 million and $15.8 million, respectively, were presented as a direct deduction from the carrying amount of debt. As of December 31, 2015, and 2014, debt financing costs related to revolving credit facilities of $0.8 million and $1.2 million, respectively, were included in other noncurrent assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2015, 2014 and 2013, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $3.4 million, $2.7 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which the majority was recognized in trade expense.

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

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses, excluding acquisition related contingent consideration liabilities, approximates fair value due to their short-term nature.

See Note 3 for fair value disclosures of contingent consideration payable in connection with the acquisition of Kixer, Inc (“Kixer”). See Note 7 for fair value disclosures related to the Company’s debt.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission, Marshall and White Knight file their own separate federal income tax returns.

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

As discussed under Recent Accounting Pronouncements below, the Company early adopted the FASB issued guidance related to the presentation of deferred tax assets and liabilities. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Weighted average shares outstanding - basic	31,100	30,774	29,897
Dilutive effect of equity incentive plan instruments	991	1,229	-
Weighted average shares outstanding - diluted	32,091	32,003	29,897

The Company has outstanding stock options and restricted stock units to acquire 766,000, 720,000 and 3,418,000 weighted average shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, the effects of which are excluded from the calculation of dilutive income (loss) per share, as their inclusion would have been anti-dilutive for the periods presented.

Segments

Nexstar operates in one reportable television broadcasting segment. The economic characteristics, services, production process, customer type and distribution methods for Nexstar’s broadcast operations are substantially similar and are therefore aggregated as a single reportable segment. The other activities of the Company include corporate functions and other insignificant operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Interest, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, addressing the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendments in this accounting standard allow the deferral and presentation of debt financing costs related to line-of-credit arrangements as an asset and amortization of such costs ratably over their term, regardless of whether there is any outstanding amount under such arrangements. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company has applied the change in accounting beginning in the third quarter of 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Consolidated Balance Sheet as of December 31, 2014 related to term loans and publicly-held notes were decreased by $15.8 million. The Company continues to present debt financing costs related to revolving credit facilities as part of other noncurrent assets and amortizes this asset over the terms of the revolving credit facilities. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s service contracts. ASU 2015-05 is effective for the Company in the first quarter of 2016 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date, which represents a change in accounting principle; or (ii) retrospectively. The Company intends to adopt this standard prospectively and does not expect its implementation to have a material impact on the Company’s future financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments in this accounting standard are effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company has applied the change in accounting beginning in the third quarter of 2015. See Note 3 for additional information.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each jurisdiction and separate tax paying entity will now only have one net noncurrent deferred tax asset or liability. However, the new guidance does not change the existing requirement that only permits offsetting within a jurisdiction or separate tax paying entity. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction or separate tax paying entity against deferred tax assets of another jurisdiction or separate tax paying entity. The amendments in this accounting standard are effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company has applied the change in accounting retrospectively as of December 31, 2015. As such, the amounts previously reported as current deferred tax assets and noncurrent deferred tax liabilities were decreased by $41.7 million and $32.3 million, respectively, and amounts previously reported as noncurrent deferred tax assets were increased by $9.4 million in the Consolidated Balance Sheet as of December 31, 2014. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

3. Acquisitions and Dispositions

2015 Acquisitions

CCA

Effective January 1, 2015, Nexstar completed the acquisition of the outstanding equity of privately-held CCA from SP ComCorp LLC, NexPoint Credit Strategies Fund and Highland Floating Rate Opportunities Fund and assumed CCA’s rights and obligations under its existing local service agreements with White Knight, for $278.1 million in cash. CCA and White Knight, collectively, owned 14 full power television stations in 10 markets.

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the $251.1 million remaining purchase price at closing funded by a combination of cash on hand, term loans borrowed in October 2014 and borrowings from its revolving credit facility in 2015 (See Note 7). The transaction costs relating to this acquisition, including legal and professional fees, of $0.5 million, $0.7 million and $0.8 million were expensed as incurred during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, employment charges of $0.6 million were incurred and included in the Consolidated Statements of Operations during the year ended December 31, 2015.

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

The above transactions allow the Company entrance into seven new markets and create new duopolies in four markets. The full power television stations at acquisition are as follows:

Market	Market Rank	Station	Primary Affiliation
Nexstar:
Harlingen-Weslaco-Brownsville-McAllen, TX	86	KVEO	NBC
Waco-Temple-Bryan, TX	87	KWKT KYLE	FOX MyNetworkTV
El Paso, TX	91	KTSM	NBC
Baton Rouge, LA	93	WGMB	FOX
Tyler-Longview, TX	108	KETK	NBC
Lafayette, LA	124	KADN	FOX
Alexandria, LA	179	WNTZ	FOX
Marshall:
Shreveport, LA	83	KMSS	FOX
Odessa-Midland, TX	146	KPEJ	FOX
White Knight:
Baton Rouge, LA	93	WVLA	NBC
Tyler-Longview, TX	108	KFXK	FOX
Shreveport, LA	83	KSHV	MyNetworkTV

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in White Knight and Marshall and has consolidated White Knight and the CCA stations Nexstar sold to Marshall, KPEJ and KMSS, into Nexstar’s Consolidated Financial Statements beginning January 1, 2015. Accordingly, the effects of the sale between Nexstar and Marshall have been eliminated in consolidation.

The consolidation of the assets and liabilities of White Knight into Nexstar resulted in a noncontrolling interest of $2.9 million, representing the residual fair value attributable to the owners of White Knight as of January 1, 2015, estimated by applying the income approach valuation technique.

The fair values of the assets acquired and liabilities assumed in the CCA acquisition (net of the effects of the sale of WEVV to BCB), including the consolidation of the assets and liabilities of White Knight, KPEJ and KMSS, are as follows (in thousands):

Cash	$2,323
Accounts receivable	19,975
Broadcast rights	10,233
Deferred tax assets	247
Prepaid expenses and other current assets	257
Property and equipment	26,012
FCC licenses	71,465
Network affiliation agreements	86,219
Other intangible assets	7,818
Goodwill	120,370
Other assets	59
Total assets acquired and consolidated	344,978
Less: Broadcast rights payable	(10,467)
Less: Accounts payable and accrued expenses	(4,703)
Less: Taxes payable	(18,613)
Less: Other current liabilities	(336)
Less: Deferred tax liabilities	(57,022)
Less: Other noncurrent liabilities	(221)
Less: Noncontrolling interest in a consolidated VIE	(2,900)
Net assets acquired and consolidated	$250,716

During 2015, Nexstar recorded measurement period adjustments related to additional information obtained about a number of immaterial acquired working capital balances, which increased the estimated fair values of goodwill and deferred tax liabilities by $0.6 million and $1.6 million, respectively, none of which had a material impact on the Company’s results of operations in the current or prior periods.

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

The acquired entities’ net revenue of $107.9 million and operating income of $34.9 million during the year ended December 31, 2015 have been included in the accompanying Consolidated Statements of Operations.

KASW

Effective January 29, 2015, Nexstar acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith Corporation and SagamoreHill of Phoenix, LLC for $70.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% senior unsecured notes and borrowings under Nexstar’s existing credit facility (See Note 7). No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2015.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$3,544
Broadcast rights	8,771
Prepaid expenses and other current assets	24
Property and equipment	987
FCC licenses	35,566
Other intangible assets	713
Goodwill	32,203
Total assets acquired	81,808
Less: Broadcast rights payable	(10,291)
Less: Accounts payable and accrued expenses	(739)
Net assets acquired	$70,778

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

KASW’s net revenue of $19.6 million and operating income of $9.3 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations.

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. The acquisition was made to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 7). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2015.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$1,470
Accounts receivable	6,788
Property and equipment	114
Developed technology and other intangible assets	18,348
Goodwill	21,353
Other assets	15
Total assets acquired	48,088
Less: Accounts payable and accrued expenses	(7,641)
Less: Taxes payable	(108)
Less: Deferred tax liabilities	(6,985)
Net assets acquired	$33,354

During 2015, Nexstar recorded measurement period adjustments related to changes in the estimate of collectability of accounts receivable and changes in various valuation assumptions, which decreased the estimated fair values of accounts receivable, developed technology and other intangible assets and deferred tax liabilities by $1.7 million, $4.0 million and $1.6 million, respectively, and increased goodwill by $4.4 million. None of these measurement period adjustments had a material impact on the Company’s results of operations in the current or prior periods.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The majority of the acquired goodwill and developed technology and other intangible assets are not deductible for tax purposes. The developed and other intangible assets are amortized over an estimated weighted average useful life of three years.

Yashi’s net revenue of $18.8 million and operating loss of $3.3 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations.

KLAS

On February 13, 2015, Nexstar acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television, LLC and Landmark Media Enterprises, LLC, for $150.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% Notes and borrowings under Nexstar’s existing credit facility (See Note 7). Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during each of the years ended December 31, 2015 and 2014.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$18
Accounts receivable	6,654
Broadcast rights	58
Prepaid expenses and other current assets	438
Property and equipment	19,238
FCC licenses	60,627
Network affiliation agreements	49,520
Goodwill	15,520
Total assets acquired	152,073
Less: Broadcast rights payable	(58)
Less: Accounts payable and accrued expenses	(1,051)
Less: Other current liabilities	(201)
Net assets acquired	$150,763

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years.

KLAS’ net revenue of $32.7 million and operating income of $6.6 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations.

Kixer

Effective October 1, 2015, Lakana LLC (“Lakana”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of Kixer from Centrility, LLC, Keith Bonnici and Know Media, LLC for $8.5 million in cash funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 7). The sellers could also receive additional cash payments if certain revenue targets are met during the year 2016 in accordance with the purchase agreement (the “Earnout Payments”). The estimated fair value of the Earnout Payments included in the purchase price is $3.0 million. This was determined by applying a weighted probability of potential outcomes to the maximum possible payout of $7.0 million. The calculation of these potential outcomes is dependent on past financial performance, management assumptions about future performance and industry trends and any changes to these assumptions could impact the final settlement. This fair value measurement is considered Level 3 as significant inputs are unobservable to the market. Contingent purchase considerations to be settled in cash are remeasured to estimated fair value at each reporting period and any change in fair value is recorded as an expense or credit to operating expense. From the date of acquisition to December 31, 2015, there were no significant changes to management’s fair value estimate of the Earnout Payments. As of December 31, 2015, the contingent consideration payable is included in accrued expenses in the Consolidated Balance Sheet.

Nexstar expects to fund the Earnout Payments through a combination of cash to be generated from operations and borrowings under Nexstar’s senior secured credit facility. Kixer is an advertising technology platform focused on optimizing and driving new mobile revenue streams for content publishers and this acquisition broadens Nexstar’s digital media portfolio with technologies and offerings that are complementary to its digital businesses and multi-screen strategies. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2015.

Subject to final determination, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$251
Accounts receivable	978
Prepaid expenses and other current assets	4
Property and equipment	19
Developed technology and other intangible assets	6,089
Goodwill	6,958
Total assets acquired	14,299
Less: Accounts payable and accrued expenses	(735)
Less: Deferred tax liabilities	(2,109)
Net assets acquired	$11,455

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The majority of the acquired goodwill and developed technology and other intangible assets are not deductible for tax purposes. The developed technology and other intangible assets are amortized over an estimated weighted average useful life of three years and six months.

Kixer’s net revenue of $1.7 million and operating income of $0.4 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations.

2014 Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements with Citadel to acquire three full power television stations in three markets along with the respective network affiliation agreements: WOI, the ABC affiliate in the Des Moines, Iowa market, WHBF, the CBS affiliate in the Quad Cities, Iowa market and KCAU, the ABC affiliate in the Sioux City, Iowa market. Nexstar acquired the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash. In 2013, Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. Nexstar also entered into TBAs with these stations, effective September 16, 2013, to provide programming and sales services to these stations during the pendency of the FCC approval of the acquisitions. On March 5, 2014, Nexstar received approval from the FCC to purchase the remaining assets of KCAU and WHBF and to acquire the outstanding equity of WOI. On March 13, 2014, Nexstar completed the acquisition of FCC licenses and real property interests of KCAU and WHBF and the outstanding equity of WOI and paid the remaining purchase price of $22.0 million, funded by cash on hand. In addition, Nexstar finalized the fair values of the assets acquired and recorded a decrease in goodwill of $19 thousand. The TBAs entered into with KCAU, WHBF and WOI were also terminated as of this date. The acquisitions allow Nexstar entrance into three new markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million and $0.4 million, were expensed as incurred during the years ended December 31, 2014 and 2013, respectively.

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

The acquired stations’ net revenue of $30.5 million and operating income of $8.2 million during the year ended December 31, 2014 and net revenue of $6.9 million and operating income of $0.8 million from September 16, 2013 to December 31, 2013 were included in the accompanying Consolidated Statements of Operations as a consolidated VIE.

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

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$631
Prepaid expenses and other current assets	154
Property and equipment	2,851
Developed technology and other intangible assets	10,853
Goodwill	6,396
Total assets acquired	20,885
Less: Accounts payable and accrued expenses	(1,119)
Less: Deferred revenue	(976)
Net assets acquired	$18,790

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill is deductible for tax purposes. Developed technology and other intangible assets are amortized over an estimated weighted average useful life of five years.

IBS’ net revenue of $15.8 million and operating loss of $0.9 million from the date of acquisition to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

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

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash	$433
Accounts receivable	210
Prepaid expenses and other current assets	84
Property and equipment	75
Developed technology and other intangible assets	4,329
Goodwill	4,432
Total assets acquired	9,563
Less: Accounts payable and accrued expenses	(368)
Less: Deferred revenue	(219)
Less: Deferred tax liabilities	(1,792)
Net assets acquired	$7,184

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill will not be deductible for tax purposes. Developed technology and other intangible assets are amortized over an estimated weighted average useful life of five years.

ETG’s net revenue of $3.0 million and operating loss of $0.2 million from the date of acquisition to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

Gray TV/Parker

Effective June 13, 2014, Nexstar completed the acquisition of the outstanding equity of WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market, from Gray TV for $34.5 million in cash, funded by a combination of proceeds from Nexstar’s term loan borrowings and cash on hand. Both KREG and KREY operate as satellite stations of KREX. This acquisition allows Nexstar entrance into two new markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2014.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of one year and six months.

The acquired stations’ net revenue of $9.8 million and operating income of $3.9 million from the date of acquisition to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of Parker from Excalibur. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close during 2016. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2014.

Upon Nexstar’s acquisition of KREX, Nexstar assumed the contractual obligations under a TBA with Parker to perform certain sales and other services for KFQX. As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in Parker and has consolidated this station into its Consolidated Financial Statements beginning June 13, 2014. Nexstar has recorded the following estimated fair values of beginning assets and liabilities of the station (in thousands):

FCC licenses	$1,539
Network affiliation agreements	1,744
Other intangible assets	20
Goodwill	697
Total assets consolidated	4,000
Less: Accounts payable and accrued expenses	(13)
Net assets consolidated	$3,987

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

From the date of acquisition to December 31, 2014, Parker had no significant revenue or operating results.

Grant

On December 1, 2014, Nexstar completed the acquisition of the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of seven full power television stations in four markets, for $92.4 million in cash, from the Estate of Milton Grant. The stations, along with their respective network affiliation agreements, are WFXR, the FOX affiliate and WWCW, The CW affiliate, both serving the Roanoke, Virginia market, WZDX, the FOX affiliate in the Huntsville, Alabama market, KGCW, The CW affiliate and KLJB, the FOX affiliate, both in the Quad Cities, Iowa market and WLAX/WEUX, the FOX affiliates, in the La Crosse, Wisconsin market. WEUX operates as a satellite station of WLAX.

A deposit of $8.5 million was paid by Nexstar in November 2013 upon signing the stock purchase agreement. Nexstar paid $83.1 million at closing funded by a combination of cash on hand and Nexstar’s term loan borrowings.

Simultaneous with Nexstar’s acquisition of Grant on December 1, 2014, Nexstar sold the assets of KLJB to Marshall for $15.3 million in cash, and entered into local service agreements to perform certain sales and other services for this station. Marshall funded the purchase price to Nexstar through borrowings from its credit facility.

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in Marshall and has consolidated this entity into Nexstar’s Consolidated Financial Statements beginning December 1, 2014. Accordingly, the effects of the sale between Nexstar and Marshall have been eliminated in consolidation.

The Grant acquisition allows Nexstar entrance into three new markets and creates duopolies in three markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.3 million, were expensed as incurred during the year ended December 31, 2014.

The estimated fair values of the assets acquired and liabilities assumed in the Grant acquisition, including the assets and liabilities of KLJB, are as follows (in thousands):

Cash	$1,834
Accounts receivable	7,751
Broadcast rights	9,213
Prepaid expenses and other current assets	157
Property and equipment	22,971
FCC licenses	25,531
Network affiliation agreements	27,614
Other intangible assets	3,101
Goodwill	41,246
Other assets	34
Total assets acquired and consolidated	139,452
Less: Broadcast rights payable	(10,337)
Less: Accounts payable and accrued expenses	(4,107)
Less: Capital lease obligation	(4,446)
Less: Software agreement obligation	(562)
Less: Taxes payable	(5,832)
Less: Deferred tax liabilities	(21,755)
Net assets acquired and consolidated	$92,413

In December 2014, the initial purchase price allocation recorded an estimated taxes payable of $6.6 million attributable to the gain on the sale of a station and an estimated deferred tax liabilities of $21.7 million based on the estimated difference between the fair value and the related tax basis of acquired property and equipment and definite-lived intangible assets. In 2015, these calculations were finalized and resulted in a decrease in goodwill and taxes payable of $0.8 million.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. Goodwill will not be deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years and other intangible assets are amortized over an estimated weighted average useful life of five months.

The acquired stations’ net revenue of $3.6 million and operating income of $0.3 million from the date of acquisition to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

2013 Acquisitions

KLRT/KASN (Newport)

Effective January 1, 2013, Mission acquired the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television LLC and Newport Television License LLC (collectively, “Newport”) for $59.7 million in cash. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012. The remainder of the purchase price was funded by Mission through the proceeds of $60.0 million term loan under its senior secured credit facility. This acquisition allows Mission entrance into this market. The transaction costs relating to this acquisition, including legal and professional of $0.1 million, were expensed as incurred during the year ended December 31, 2012. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

KLRT/KASN’s net revenue of $20.4 million and operating income of $9.4 million during the year ended December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

KGET/KKEY-LP/KGPE (Newport)

Effective February 1, 2013, Nexstar acquired the assets of KGPE, the full power CBS affiliate, in the Fresno, California market, KGET, the full power NBC/The CW affiliate, and KKEY-LP, the low power Telemundo affiliate, both in the Bakersfield, California market, from Newport for $35.4 million in cash, funded by cash on hand and including a $3.5 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar entrance into these markets. During the year ended December 31, 2013, the transaction costs relating to this acquisition, including legal and professional fees of $0.2 million, were expensed as incurred.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of ten months.

KGET/KKEY-LP/KGPE’s net revenue of $25.0 million and operating income of $0.3 million from the date of acquisition to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

KSEE

Effective February 1, 2013, Nexstar entered into a definitive agreement to acquire the assets of KSEE, the NBC affiliate serving the Fresno, California market, and an unrelated network affiliation agreement from Granite Broadcasting Corporation for $26.5 million in cash. Pursuant to the asset purchase agreement, Nexstar made a payment of $20.0 million, funded by cash on hand, to acquire the station’s assets excluding FCC license and certain transmission equipment. Nexstar also entered into a TBA for KSEE, effective February 1, 2013, to program most of KSEE’s broadcast time, sell its advertising time and retain the advertising revenue generated during the pendency of the FCC approval of the asset purchase. On April 17, 2013, Nexstar received approval from the FCC to purchase the remaining assets of KSEE. On May 31, 2013, Nexstar completed the acquisition of the FCC license and certain transmission equipment and paid the remaining purchase price of $6.5 million. Accordingly, the TBA was terminated as of this date. This acquisition allows Nexstar to operate a duopoly in this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

KSEE’s net revenue of $6.6 million and operating income of $4.7 million from the date of acquisition to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

WFFF/WVNY

On March 1, 2013, Nexstar and Mission acquired the assets of WFFF, the FOX affiliate, and WVNY, the ABC affiliate, both in the Burlington-Plattsburgh, Vermont market, from Smith Media, LLC for $16.6 million in cash, funded by a combination of Nexstar’s and Mission’s borrowings from their revolving credit facilities and cash on hand. The purchase price includes a $0.8 million deposit paid by Nexstar upon signing the purchase agreement in November 2012. This acquisition allows Nexstar and Mission entrance into this market. During the year ended December 31, 2013, the transaction costs relating to this acquisition, including legal and professional fees of $0.1 million were expensed as incurred.

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

WFFF/WVNY’s net revenue of $10.1 million and operating income of $1.8 million from the date of acquisition to December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

Future Acquisitions

KCWI

On October 24, 2014, Nexstar entered into a definitive agreement to acquire the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market from Pappas Telecasting of Iowa, LLC for $3.5 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the purchase agreement. The remaining purchase price is expected to be funded through cash on hand. The acquisition is subject to bankruptcy approval and other customary conditions and Nexstar expects it to close in 2016. No significant transaction costs relating to this acquisition were incurred during the year ended December 31, 2014.

WVMH

On November 16, 2015, Nexstar entered into a definitive agreement to acquire the assets of four CBS and NBC full power television stations from WVMH for $130.0 million in cash, subject to adjustments for working capital. The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. The station WBOY in the Clarksburg-Weston, West Virginia market, is affiliated with NBC. The acquisition will allow Nexstar entrance into these markets. Nexstar began providing programming and sales services to these stations pursuant to TBAs effective December 1, 2015 which will terminate upon completion of the acquisition. If the purchase cannot be completed for reasons beyond the control of Nexstar and the seller, the TBA will terminate no later than June 30, 2017. As discussed in Note 2, Nexstar is not the primary beneficiary of the variable interests in WVMH’s stations. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of VIEs.

On January 4, 2016, Nexstar completed the first closing of the transaction and acquired the stations’ assets excluding certain transmission equipment, the FCC licenses and network affiliation agreements for $65.0 million, including a deposit paid upon signing the purchase agreement of $6.5 million, all funded through a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 7). The remaining purchase price of $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under Nexstar’s senior secured credit facility which is projected to occur at the end of 2016. The acquisition is subject to FCC approval and other customary conditions. The proposed acquisition allows Nexstar to return the assets acquired in the first closing to WVMH if the second closing cannot be completed for reasons beyond the control of Nexstar and WVMH. Since not all assets needed to operate the stations were acquired in January 2016 and due to the possibility of termination of the TBA to utilize the remaining assets, the first closing does not represent an acquisition of a business, but primarily is an additional deposit of purchase price to WVMH. Transaction costs relating to this proposed acquisition, including legal and professional fees of $0.1 million were expensed as incurred during the year ended December 31, 2015.

Media General

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, whereby Nexstar will acquire the latter’s outstanding equity for $10.55 per share in cash and 0.1249 of a share of Nexstar’s Class A common stock for each Media General share. The terms of the agreement also include potential additional consideration to Media General shareholders in the form of a non-transferable contingent value right (“CVR”) for each Media General share entitling Media General shareholders to net cash proceeds from the sale of Media General’s spectrum in the FCC’s upcoming spectrum auction. Depending on the timing of the FCC auction, the CVR may be issued before or at the time of the merger. Each unvested Media General stock option outstanding prior to the completion of the merger will become fully vested and will be converted into an option to purchase Nexstar’s Class A common stock, pursuant to the terms of the merger agreement. Additionally, unless the CVR has been issued prior to the completion of the merger, the holders of Media General stock options will also be entitled to one CVR for each share subject to the Media General stock option immediately prior to the completion of the merger. All other equity-based awards of Media General that are outstanding prior to the merger will vest in full and will be converted into the right to receive the cash, stock and contingent consideration as described above, subject to the terms of the merger agreement. The total consideration for this proposed acquisition is approximately $2.0 billion in cash and stock, estimated based on Nexstar’s Class A common stock market price per share of $39.08 on February 17, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR. Transaction costs relating to this proposed acquisition, including legal and professional fees of $2.6 million were expensed as incurred during the year ended December 31, 2015.

The merger agreement contains certain termination rights for both Nexstar and Media General. If the merger agreement is terminated in connection with Media General entering into a definitive agreement for a superior proposal, as well as under certain other circumstances, the termination fee payable to Nexstar will be $80.0 million. If the merger agreement is terminated because the required Media General shareholder vote is not obtained at a shareholder meeting duly held for such purpose, the amount of the termination fee payable to Nexstar will be $20.0 million. The merger agreement also provides that Nexstar will be required to pay a termination fee to Media General of $80.0 million if the merger agreement is terminated under certain circumstances and a termination fee of $20.0 million if the required Nexstar shareholder vote is not obtained at a shareholder meeting duly held for such purpose. Either party may terminate the merger agreement if the merger is not consummated on or before January 27, 2017, with an automatic extension to April 27, 2017, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

The merger is subject to a vote by stockholders of Nexstar and Media General, FCC approval and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. The merger is not subject to any financing condition and Nexstar received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their variable interest entities. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans.

Upon completion of the merger which is expected to occur late in the third quarter/early in the fourth quarter of 2016, the combined company will be named Nexstar Media Group, Inc.

Reiten

On February 1, 2016, Nexstar completed the acquisition of the assets of four full power television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, subject to adjustments for working capital, funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 7). The purchase price includes a $2.2 million deposit paid by Nexstar upon signing the purchase agreement in September 2015. The stations, all affiliated with CBS, are KXMC, KXMB, KXMA, KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMB, KXMA and KXMD are satellite stations of KXMC. The acquisition allows Nexstar entrance into this market.

Due to the timing of the Reiten acquisition, certain disclosures, including the allocation of purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this Annual Report on Form 10-K.

Unaudited Pro Forma Information

The acquisitions of KASW, KLAS, Yashi and Kixer in 2015, Gray TV/Parker, ETG and Citadel in 2014, and KSEE and WFFF/WVNY in 2013 are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

The following unaudited pro forma information has been presented for the periods indicated as if the acquisition of CCA and the related consolidation of VIEs had occurred on January 1, 2014, the acquisitions of IBS and Grant and the related consolidation of a VIE had occurred on January 1, 2013, and the 2013 acquisitions from Newport discussed above had occurred on January 1, 2012 (in thousands, except per share data):

	2015	2014	2013
Net revenue	$896,377	$789,406	$565,873
Income before income taxes	130,477	137,005	3,111
Net income (loss)	79,686	78,252	(95)
Net income (loss) attributable to Nexstar	79,746	74,899	(574)
Net income (loss) per common share attributable to Nexstar - basic	2.56	2.43	(0.02)
Net income (loss) per common share attributable to Nexstar - diluted	2.48	2.34	(0.02)

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

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2015	2014
Buildings and improvements	39	$73,343	$65,050
Land	N/A	29,765	16,699
Leasehold improvements	term of lease	9,616	7,633
Studio and transmission equipment	5-15	339,041	305,075
Computer equipment	3-5	31,731	26,031
Furniture and fixtures	7	10,824	10,097
Vehicles	5	15,811	14,329
Construction in progress	N/A	7,680	9,116
		517,811	454,030
Less: accumulated depreciation		(251,228)	(216,291)
Property and equipment, net		$266,583	$237,739

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a $9.1 million gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2015 and 2014, the balance of deferred gain included $1.9 million and $2.3 million, respectively, in other noncurrent liabilities in the accompanying Consolidated Balance Sheets and $0.4 million in other current liabilities as of each of the years then ended.

As of December 31, 2015 and 2014, costs related to purchases of software of $5.8 million and $4.3 million, respectively, were included in net property and equipment. These assets are being amortized over a weighted average useful life of two years and six months, based on the life of the contracts. As of December 31, 2015 and 2014, the current portion of the liability associated with these contracts of $3.0 million and $1.6 million, respectively, is included in other current liabilities in the accompanying Consolidated Balance Sheets, and the long-term portion of $4.2 million is included in other noncurrent liabilities as of each of the years then ended.

As of December 31, 2015 and 2014, capital leases of $4.3 million and $4.6 million were included in property and equipment, respectively. The balance of capital lease obligations included $0.1 million in other current liabilities at each of December 31, 2015 and 2014, and $4.4 million and $4.5 million, respectively, in other noncurrent liabilities in the accompanying Consolidated Balance Sheet.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (in thousands):

	Estimated	2015			2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$614,592	$(338,016)	$276,576	$478,888	$(310,097)	$168,791
Other definite-lived intangible assets	1-15	84,921	(47,136)	37,785	52,052	(26,714)	25,338
Other intangible assets		$699,513	$(385,152)	$314,361	$530,940	$(336,811)	$194,129

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

In the fourth quarter of 2015, management reviewed the recoverability of finite-lived intangible assets attributable to one of Nexstar’s digital media businesses due to current operating losses, anticipated termination of certain customers in 2016 and lower short-term future earnings expectations. Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of these assets, management determined that its carrying values were recoverable by a substantial margin as of December 31, 2015. No other events or circumstances were noted in 2015 that would indicate impairment.

In 2014, no events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization.

During 2013, certain customers terminated their web hosting and other services agreements with Nexstar. Nexstar acquired these contracts through purchase of the assets in December 2012 and had a total fair value related to these acquired contracts of $1.4 million at acquisition date. Pursuant to the termination agreements, Nexstar received aggregate termination fees of $5.5 million, which was included in net revenue in its Consolidated Statements of Operations during the year ended December 31, 2013. As a result of the contract terminations, Nexstar recognized an additional $1.0 million amortization of intangible assets in the accompanying Consolidated Statement of Operations during the year ended December 31, 2013. As of December 31, 2013, the intangible assets associated with the terminated contracts were fully amortized.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2015 (in thousands):

2016	$41,917
2017	32,815
2018	27,789
2019	26,044
2020	22,408
Thereafter	163,388
$314,361

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2013	$244,043	$(45,991)	$198,052	$338,441	$(49,421)	$289,020
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	58,439	-	58,439	33,020	-	33,020
Balances as of December 31, 2014	302,482	(45,991)	256,491	371,461	(49,421)	322,040
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	195,171	-	195,171	167,295	-	167,295
Balances as of December 31, 2015	$497,653	$(45,991)	$451,662	$538,756	$(49,421)	$489,335

The Company did not perform interim impairment tests for goodwill or FCC licenses as there were no indicators of impairment during the first three quarters of 2015.

In the fourth quarter of 2015, the Company performed its annual impairment tests on goodwill and FCC licenses attributable to its broadcast markets and one of Nexstar’s digital reporting units using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts. Thus, it was not necessary to perform the quantitative test method.

Management elected to perform quantitative impairment tests on one of Nexstar’s digital media reporting units with goodwill of $10.4 million due to current operating losses, anticipated termination of certain customers in 2016 and lower short-term future earnings expectations. The results of the Step 1 process indicated potential impairment in this digital media unit, as the book value of this reporting unit exceeded its estimated fair value. Thus, management performed the Step 2 analysis to quantify the goodwill impairment, if any. The estimated fair value of the reporting unit was allocated to the respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The results of management’s Step 2 analysis indicated that the implied value of goodwill exceeded its book value. Therefore, no goodwill impairment charge was required as of December 31, 2015.

The Company performed its annual impairment tests on its assets in 2014 using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts and thus it was not necessary to perform the quantitative test method.

In 2013, as a result of the termination of certain web hosting services agreements as discussed in intangible assets subject to amortization above, Nexstar assessed the recoverability of one of its reporting units as of September 30, 2013, between the required annual tests, by comparing its estimated fair value with its carrying amount. Based on the results of the step one analysis, management concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. Therefore, no impairment of goodwill was indicated and Nexstar deemed it not necessary to perform the step two impairment test. The Company’s annual impairment quantitative tests of goodwill and FCC licenses performed as of December 31, 2013 resulted in no impairment charge being recognized.

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2015	2014
Compensation and related taxes	$15,810	$13,026
Network affiliation fees	22,324	11,010
Other	22,350	12,771
	$60,484	$36,807

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2015	2014
Term loans, net of financing costs and discount of $8,715 and $10,823, respectively	$682,223	$695,956
Revolving loans	2,000	5,500
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $5,223 and $6,087, respectively	519,777	518,913
6.125% Senior unsecured notes due 2022, net of financing costs of $2,786	272,214	-
	1,476,214	1,220,369
Less: current portion	(22,139)	(15,840)
	$1,454,075	$1,204,529

As discussed in Note 2, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs in the Consolidated Balance Sheets. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. The Company has applied the change in accounting during the third quarter of 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Consolidated Balance Sheet as of December 31, 2014 related to term loans and publicly-held notes were decreased by $15.8 million.

Nexstar Senior Secured Credit Facility

In 2015, Nexstar borrowed a total of $145.0 million under its revolving credit facility. An additional $54.0 million was borrowed from this facility in January and February 2016, net of repayments. These borrowings were used to partially fund the acquisitions discussed in Note 3. Through December 2015, Nexstar repaid $145.0 million outstanding principal balance under its revolving credit facility, funded by cash on hand.

As of December 31, 2015 and 2014, the Nexstar senior secured credit facility (the “Nexstar Facility”) had $401.1 million and $410.4 million term loans outstanding, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Nexstar Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. The Nexstar Term Loan A, which matures in June 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, adjusted for any prepayments, with the remainder due at maturity. During the years ended December 31, 2015 and 2014, Nexstar repaid scheduled maturities of $10.7 million and $4.0 million, respectively, of its term loans.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement. The interest rate of Nexstar’s Term Loan A was 2.2% and 2.4% as of December 31, 2015 and 2014, respectively, and the interest rate of Nexstar’s Term Loan B-2 was 3.75% as of each of the years then ended. The interest rate on Nexstar’s revolving credit facility was 2.2% and 2.4% as of December 31, 2015 and 2014, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Mission Senior Secured Credit Facility

As of December 31, 2015 and 2014, the Mission senior secured credit facility (the “Mission Facility”) had $225.6 million and $226.9 million term loans outstanding, respectively. As of December 31, 2014, Mission had $5.5 million outstanding under its revolving credit facility which it fully repaid in January 2015.

The Mission Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During each of the years ended December 31, 2015 and 2014, Mission repaid scheduled maturities of $1.8 million of its term loans.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B-2 was 3.75% as of each of the years ended December 31, 2015 and 2014. The interest rate on Mission’s revolving loans was 2.2% and 2.4% as of December 31, 2015 and 2014, respectively.

Marshall Senior Secured Credit Facility

As of December 31, 2015 and 2014, the Marshall senior secured credit facility (the “Marshall Facility”) had $55.5 million and $58.7 million in term loans outstanding, respectively, and $2.0 million and no amounts outstanding under its revolving credit facility, respectively.

The Marshall Term Loan A, which matures in June 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, with the remainder due at maturity. During the years ended December 31, 2015 and 2014, Marshall repaid $3.3 million and $0.8 million scheduled maturity of its term loans.

Terms of the Marshall Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Marshall’s option and the applicable margin is adjusted quarterly as defined in Marshall’s amended credit agreement. The interest rate on Marshall’s term loan and revolving credit facility was 2.2% and 2.4% as of December 31, 2015 and 2014, respectively.

Unused Commitments and Borrowing Availability

The Company had $103.0 million of total unused revolving loan commitments under the respective Nexstar, Mission and Marshall senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2015. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. In January and February 2016, Nexstar borrowed a net amount of $54.0 million under its revolving credit facility to partially finance the WVMH and Reiten acquisitions (See Note 3).

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, whereby Nexstar will acquire the latter’s outstanding equity for cash and stock consideration, plus potential additional consideration in the form of a CVR. Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities up to a maximum of $4.7 billion. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans. See Note 3 for additional information on the proposed merger.

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

In 2015 and 2014, Nexstar recorded $3.0 million and $0.1 million, respectively, in legal, professional and underwriting fees related to the issuance of 6.125% Notes, which were recorded as debt finance costs and amortized over the term of the 6.125% Notes. Debt financing costs are netted against the carrying amount of the related debt.

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

The 6.875% Notes will mature on November 15, 2020. Interest on the 6.875% Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 6.875% Notes were issued pursuant to an Indenture, dated as of November 9, 2012, and a First Supplemental Indenture (the “6.875% Indenture”), dated as of October 1, 2013. The 6.875% Notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions.

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

The 6.875% Indenture contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) repurchase or redeem capital, (8) merge or consolidate with another person and (9) enter new lines of business.

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

In 2013 and 2012, Nexstar recorded $3.5 million and $4.7 million, respectively, in legal and professional fees related to the issuance of 6.875% Notes, which were capitalized as debt finance costs and are being amortized over the term of the 6.875% Notes. Debt financing costs are netted against the carrying amount of the related debt.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Nexstar and Mission, as co-issuers, completed the issuance and sale of $325.0 million senior secured second lien notes due 2017 (the “8.875% Notes”). In 2013, Nexstar and Mission repurchased the outstanding principal balance of the 8.875% Notes at an average price of 108.72%, plus accrued and unpaid interest, funded by cash on hand, which resulted in a loss on extinguishment of debt of $34.3 million, representing premiums paid to retire the notes and write-off of unamortized debt issuance costs and debt discounts.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission Facility and the Marshall Facility in the event of their default. Similarly, Mission, Marshall and Enterprise Technology, LLC (“Enterprise Technology”), a wholly-owned subsidiary of Nexstar, are guarantors of the Nexstar Facility. Mission is also a guarantor of Nexstar’s 6.875% Notes and 6.125% Notes. Marshall and Enterprise Technology do not guarantee these notes.

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

Debt Covenants

The Nexstar amended credit agreement contains covenants which require Nexstar to comply with certain financial covenant ratios, including (1) a maximum consolidated total net leverage ratio of the Company of 6.50 to 1.00 at December 31, 2015, (2) a maximum consolidated first lien net leverage ratio of 4.0 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of the Company. The Mission and Marshall amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2015, the Company was in compliance with its financial covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$682,223	$678,045	$695,956	$697,420
Revolving loans(1)	2,000	1,961	5,500	5,386
6.875% Senior unsecured notes(2)	519,777	534,188	518,913	547,313
6.125% Senior unsecured notes(2)	272,214	269,500	-	-

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

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized discount and premium and certain debt financing costs, as of December 31, 2015 are summarized as follows (in thousands):

2016	$22,139
2017	30,094
2018	168,614
2019	4,982
2020	992,109
Thereafter	275,000
$1,492,938

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

On August 4, 2014, Nexstar signed an agreement for the television stations acquired from Gray TV (See Note 3) transferring the stations’ national representation from Harrington Righter & Parson (“Harrington”) and Petry to Katz. Nexstar, Harrington, Petry and Katz entered into termination and mutual release agreements under which Harrington and Petry agreed to release Nexstar from its future contractual obligations in exchange for total payments of $0.4 million. Katz paid these termination fees on behalf of Nexstar in exchange for entering into a long-term contract with Katz and is being recognized by Nexstar over the remaining contract terms.

On February 15, 2015, Nexstar signed an agreement for the television stations acquired from Grant and the KASW station acquired from Meredith and Sagamorehill (See Note 3) transferring the stations’ national representation from Telerep, LLC (”Telerep”) to Katz. Nexstar, Telerep and Katz entered into termination and mutual release agreements under which Telerep agreed to release Nexstar from its future contractual obligations in exchange for a one-time payment of $1.5 million. Katz paid this termination fee on behalf of Nexstar in exchange for entering into a long-term contract with Katz and is being recognized by Nexstar over the remaining contract terms.

As of December 31, 2015 and 2014, the liability associated with these contracts of $1.2 million and $0.8 million, respectively, was included in other current liabilities and $2.2 million was included in other noncurrent liabilities as of each of the years then ended in the accompanying Consolidated Balance Sheets. The Company recognized $1.2 million, $0.8 million and $0.8 million of these incentives as a reduction of selling, general and administrative expense during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Pursuant to Nexstar’s dividend policy, the board of directors declared in 2015, 2014 and 2013 total annual cash dividends of $0.76 per share, $0.60 per share and $0.48 per share, respectively, with respect to the outstanding shares of common stock. The dividends were paid in equal quarterly installments. In January 2016, the board of directors declared a quarterly dividend for 2016 beginning in the first quarter. See Note 19 for additional information.

In 2013, Nexstar’s former principal stockholder, ABRY Partners, LLC (“ABRY”), converted a total of 7,702,471 shares of outstanding Class B common stock into an equal number of Class A common stock, of which 7,337,087 were sold in various offerings that were completed during that year. The remaining 365,384 shares were repurchased by Nexstar for $8.4 million and were held in treasury. As a result of these transactions, no Class B common stock is outstanding and ABRY no longer holds an ownership interest in Nexstar. During the second half of 2013, Nexstar utilized all of the 365,384 shares held in treasury in connection with stock option exercises.

On August 10, 2015, Nexstar announced that its board of directors approved a share repurchase program which authorizes Nexstar to purchase up to $100.0 million of its outstanding shares of Class A common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2015, Nexstar repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand, of which 17,000 shares have been reissued in connection with stock option exercises.

10. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The compensation cost related to restricted stock units is based on the market price of the stock on the date of the award. The fair value of the stock options and restricted stock units, less estimated forfeitures, is recognized ratably over their respective vesting periods. In 2015, Nexstar granted 200,000 options and 210,000 restricted stock units. In 2014, Nexstar granted 797,500 options and 20,500 restricted stock units. No equity incentives were granted in 2013.

The assumptions used in calculating the fair values of options granted during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Expected volatility	86.3%	87.0% - 87.2%
Risk-free interest rates	1.6%	2.1% - 2.3%
Expected life	7 years	7 years
Dividend yields	1.6%	1.1% - 1.5%
Weighted-average grant date fair value per share	$31.45	$31.87

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

The Company recognized stock-based compensation expense of $11.4 million, $7.6 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $25.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.5 years.

Stock-Based Compensation Plans

Nexstar has two stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees or consultants of Nexstar: the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”) and the 2012 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on September 26, 2012 (the “2012 Plan”). A maximum of 2,500,000 shares and 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2015 Plan and the 2012 Plan, respectively. No new awards are granted under equity incentive plans prior to these plans but any unissued available shares can be issued under the 2012 Plan. As of December 31, 2015, a total of 2,490,000 shares and 35,000 shares were available for future grants under the 2015 Plan and the 2012 Plan, respectively.

Under Nexstar’s equity incentive plans, options to purchase 2,443,591 shares of Nexstar’s Class A common stock were outstanding and 225,375 restricted stock units were unvested as of December 31, 2015. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over a range of four to five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. The restricted stock units vest over four years from the date of the award. All unvested restricted stock units are forfeited immediately upon the employee’s termination for any reason other than change of control. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2015:

		Outstanding Options				Non-Vested Options		Restricted Stock Units
				Weighted-
			Weighted-	Average	Aggregate		Weighted-		Weighted-
	Shares		Average	Remaining	Intrinsic		Average		Average
	Available		Exercise	Contractual	Value(1)		Grant-Date	Unvested	Grant-Date
	for Grant	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value	Shares	Fair Value
Balances as of December 31, 2014	397,500	2,742,275	$17.61			1,287,000	$21.48	20,500	$44.58
2015 Plan shares approved	2,500,000
Options granted	(200,000)	200,000	$47.11			200,000	$31.45	-	-
Restricted stock units awarded	(210,000)	-	-			-	-	210,000	$45.78
Exercised	-	(461,184)	$7.28			-	-	-	-
Vested	-	-	-			(478,250)	$16.63	(5,125)	$44.58
Forfeited/cancelled	37,500	(37,500)	$46.03			(35,625)	$31.96	-	-
Balances as of December 31, 2015	2,525,000	2,443,591	$21.54	6.31	$90,807	973,125	$25.53	225,375	$45.69
Exercisable as of December 31, 2015		1,470,466	$11.39	5.26	$69,571
Fully vested and expected to vest as of December 31, 2015		2,422,963	$21.38	6.30	$90,424

(1)

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $58.70 on December 31, 2015, and the stock option exercise prices multiplied by the number of options outstanding.

For the years ended December 31, 2015, 2014 and 2013, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $22.8 million, $26.5 million and $44.5 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the aggregate fair value of options vested was $8.0 million, $2.1 million and $2.1 million, respectively.

11. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2015	2014	2013
Current tax expense (benefit):
Federal	$(108)	$402	$(681)
State	5,120	2,230	480
	5,012	2,632	(201)
Deferred tax expense (benefit):
Federal	43,772	38,176	2,069
State	(97)	5,293	732
	43,675	43,469	2,801
Income tax expense	$48,687	$46,101	$2,600

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to the income before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2015	2014	2013
Income tax expense at 35% statutory federal rate	$43,774	$38,752	$285
State and local taxes, net of federal benefit	3,315	5,373	599
Nondeductible compensation	652	690	479
Nondeductible acquisition costs	251	342	611
Nondeductible meals and entertainment	417	381	321
Other	278	563	305
Income tax expense	$48,687	$46,101	$2,600

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$69,547	$106,890
Compensation	10,918	7,459
Rent	3,418	3,288
Other	9,352	6,055
Total deferred tax assets	93,235	123,692
Deferred tax liabilities:
Property and equipment	(13,106)	(9,528)
Other intangible assets	(46,983)	(18,933)
Goodwill	(29,872)	(24,352)
FCC licenses	(89,438)	(58,197)
Other	(13)	(114)
Total deferred tax liabilities	(179,412)	(111,124)
Net deferred tax (liabilities) assets	$(86,177)	$12,568

During the years ended December 31, 2015, 2014 and 2013, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax (benefit) expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2015, 2014 and 2013, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce net operating loss carryforwards (“NOLs”).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2011. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $13.2 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

The Company has gross federal and state income tax NOL carryforwards of $222.0 million and $105.8 million, respectively, which are available to reduce future taxable income if utilized before their expiration. The federal NOL carryforwards include excess tax benefits not recognized under GAAP as noted above. The federal NOLs expire through 2033 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. In May 2013, ABRY sold 3,865,384 shares of common stock and it no longer has any ownership interest in Nexstar. As a result of this sale, an ownership change occurred resulting in a Section 382 limitation on the use of Nexstar’s NOLs. The sale of common stock by ABRY did not impact Mission. The Company expects to be able to utilize its existing NOLs prior to their expiration. Nexstar’s estimated annual Section 382 limitation following the ownership change is $181.8 million for 2016, $91.2 million for 2017, $45.4 million for 2018 and $20.9 million for 2019 and annually thereafter.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations, which must be completed within 51 months after the completion of the broadcast television incentive auction.

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

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. However, subsequent federal legislation extended the JSA compliance deadline until September 30, 2025. Various parties, including Nexstar (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit, which in November 2015 transferred the case to the U.S. Court of Appeals for the Third Circuit. If Nexstar is required to amend or terminate its existing agreements with Mission and others, the Company could have a reduction in revenue and could incur increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The FCC has announced March 29, 2016 as the commencement date for the incentive auction.  January 12, 2016 was the deadline for potentially interested television licensees to file applications to participate in the incentive auction, and Nexstar and certain of its local service agreement partners filed such applications. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the results of television spectrum reallocation efforts or the impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements for certain of their stations. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments have been submitted and the Company cannot predict its outcome.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and the Company cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2015 (in thousands):

2016	$12,313
2017	9,336
2018	4,952
2019	2,963
2020	869
Thereafter	1,438
$31,871

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through December 2053. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $12.0 million, $7.1 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2015 (in thousands):

2016	$10,459
2017	10,367
2018	9,608
2019	7,840
2020	7,708
Thereafter	20,506
$66,488

Capital Leases

The Company leases certain equipment and tower facilities under noncancelable lease arrangements. These contracts were accounted for as capital leases and included in property and equipment (See Note 4). The future minimum lease payments under these agreements as of December 31, 2015 are as follows (in thousands):

2016	$361
2017	331
2018	315
2019	328
2020	341
Thereafter	6,333
8,009
Less: Amount representing interest	3,487
$4,522

Guarantee of Mission and Marshall Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility and the Marshall Facility. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2015, Mission had a maximum commitment of $233.6 million under its senior secured credit facility, of which $225.6 million of debt was outstanding, and Marshall had used all its commitment under its senior secured credit facility and had outstanding obligations of $57.5 million.

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

Collective Bargaining Agreements

As of December 31, 2015, certain technical, production and news employees at six of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

14. Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States. The other activities of the Company include corporate functions, eliminations and other insignificant operations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Year ended December 31, 2015	Broadcasting	Other	Consolidated
Net revenue	$846,926	$49,451	$896,377
Depreciation	41,053	6,169	47,222
Amortization of intangible assets	35,845	12,630	48,475
Income from operations	266,919	(60,812)	206,107
Goodwill	412,965	38,697	451,662
Assets	1,660,737	174,397	1,835,134

Year ended December 31, 2014	Broadcasting	Other	Consolidated
Net revenue	$609,668	$21,643	$631,311
Depreciation	31,564	3,483	35,047
Amortization of intangible assets	21,932	3,918	25,850
Income from operations	216,724	(43,487)	173,237
Goodwill	245,665	10,826	256,491
Assets	1,136,474	277,628	1,414,102

Year ended December 31, 2013	Broadcasting	Other	Consolidated
Net revenue	$492,789	$9,541	$502,330
Depreciation	29,901	3,677	33,578
Amortization of intangible assets	27,235	2,913	30,148
Income from operations	131,865	(28,624)	103,241

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents its financial information. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Enterprise Technology and other VIEs consolidated by Nexstar Broadcasting (See Note 2). The following Condensed Consolidating Financial Statements have been retrospectively adjusted to present all periods as if the Nexstar Holdings merger and the contribution to Enterprise Technology had previously occurred.

Additionally, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs and deferred tax assets and liabilities in the condensed balance sheet. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. Additionally, all deferred tax assets and liabilities, along with any related valuation allowance, should be classified as noncurrent in the balance sheet. As such, the amounts previously reported as other current assets, other noncurrent assets, debt and other noncurrent liabilities as of December 31, 2014 were decreased by $41.7 million, $6.4 million, $15.8 million and $32.3 million, respectively.

Nexstar Broadcasting’s outstanding 6.875% Notes and 6.125% Notes (See Note 7) are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$27,492	$4,361	$11,563	$-	$43,416
Accounts receivable	-	163,008	9,370	20,613	-	192,991
Amounts due from consolidated entities	-	10,600	51,978	-	(62,578)	-
Other current assets	-	19,984	1,364	2,273	-	23,621
Total current assets	-	221,084	67,073	34,449	(62,578)	260,028
Investments in subsidiaries	184,332	38,931	-	-	(223,263)	-
Amounts due from consolidated entities	-	133,659	-	-	(133,659)	-
Property and equipment, net	-	232,206	21,891	12,486	-	266,583
Goodwill	-	343,140	32,489	76,033	-	451,662
FCC licenses	-	415,024	41,563	32,748	-	489,335
Other intangible assets, net	-	228,936	18,892	66,533	-	314,361
Other noncurrent assets	-	30,539	20,418	2,208	-	53,165
Total assets	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$15,154	$2,335	$4,650	$-	$22,139
Accounts payable	-	14,705	906	10,325		25,936
Amounts due to consolidated entities	-	47,700	-	14,878	(62,578)	-
Other current liabilities	-	78,868	6,909	12,209	-	97,986
Total current liabilities	-	156,427	10,150	42,062	(62,578)	146,061
Debt	-	1,177,944	223,235	52,896	-	1,454,075
Amounts due to consolidated entities	63,309	-	-	70,350	(133,659)	-
Other noncurrent liabilities	-	118,048	9,351	21,226	-	148,625
Total liabilities	63,309	1,452,419	242,736	186,534	(196,237)	1,748,761
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	121,023	191,100	(40,410)	32,224	(223,263)	80,674
Noncontrolling interests in consolidated variable interest entities	-	-	-	5,699	-	5,699
Total liabilities and stockholders' equity (deficit)	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$130,472	$880	$560	$-	$131,912
Accounts receivable	-	118,321	6,895	2,662	-	127,878
Amounts due from consolidated entities	-	844	29,867	-	(30,711)	-
Other current assets	-	13,055	1,726	1,356	-	16,137
Total current assets	-	262,692	39,368	4,578	(30,711)	275,927
Investments in subsidiaries	125,076	-	-	-	(125,076)	-
Amounts due from consolidated entities	-	46,582	-	-	(46,582)	-
Property and equipment, net	-	207,286	24,166	6,287	-	237,739
Goodwill	-	210,355	32,489	13,647	-	256,491
FCC licenses	-	275,313	41,563	5,164	-	322,040
Other intangible assets, net	-	148,381	21,310	24,438	-	194,129
Other noncurrent assets	-	51,625	30,368	45,783	-	127,776
Total assets	$125,076	$1,202,234	$189,264	$99,897	$(202,369)	$1,414,102
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$10,703	$1,837	$3,300	$-	$15,840
Accounts payable	-	15,338	907	986	-	17,231
Amounts due to consolidated entities	-	29,026	-	1,685	(30,711)	-
Other current liabilities	-	55,116	5,806	3,273	-	64,195
Total current liabilities	-	110,183	8,550	9,244	(30,711)	97,266
Debt	-	918,607	230,556	55,366	-	1,204,529
Amounts due to consolidated entities	13,763	-	-	32,819	(46,582)	-
Other noncurrent liabilities	-	45,743	8,667	1,360	-	55,770
Total liabilities	13,763	1,074,533	247,773	98,789	(77,293)	1,357,565
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	111,313	127,701	(58,509)	(2,892)	(125,076)	52,537
Noncontrolling interest in a consolidated variable interest entity	-	-	-	4,000	-	4,000
Total liabilities and stockholders' equity (deficit)	$125,076	$1,202,234	$189,264	$99,897	$(202,369)	$1,414,102

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$759,694	$51,132	$85,551	$-	$896,377
Revenue between consolidated entities	-	25,854	37,000	12,132	(74,986)	-
Net revenue	-	785,548	88,132	97,683	(74,986)	896,377
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	233,530	24,601	44,130	(4)	302,257
Selling, general, and administrative expenses, excluding depreciation and amortization	-	213,415	3,536	19,660	(4,131)	232,480
Local service agreement fees between consolidated entities	-	44,997	9,780	16,074	(70,851)	-
Amortization of broadcast rights	-	49,044	5,766	5,026	-	59,836
Amortization of intangible assets	-	29,312	2,418	16,745	-	48,475
Depreciation	-	41,833	2,435	2,954	-	47,222
Total operating expenses	-	612,131	48,536	104,589	(74,986)	690,270
Income (loss) from operations	-	173,417	39,596	(6,906)	-	206,107
Interest expense, net	-	(69,649)	(9,325)	(1,546)	-	(80,520)
Other expenses	-	(517)	-	-	-	(517)
Equity in income of subsidiaries	59,256	-	-	-	(59,256)	-
Income (loss) before income taxes	59,256	103,251	30,271	(8,452)	(59,256)	125,070
Income tax (expense) benefit	-	(39,851)	(12,172)	3,336	-	(48,687)
Net income (loss)	59,256	63,400	18,099	(5,116)	(59,256)	76,383
Net loss attributable to noncontrolling interests	-	-	-	1,301	-	1,301
Net income (loss) attributable to Nexstar	$59,256	$63,400	$18,099	$(3,815)	$(59,256)	$77,684

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$572,368	$36,498	$22,445	$-	$631,311
Revenue between consolidated entities	-	10,012	42,079	249	(52,340)	-
Net revenue	-	582,380	78,577	22,694	(52,340)	631,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	157,988	18,135	11,309	-	187,432
Selling, general, and administrative expenses, excluding depreciation and amortization	-	160,186	3,188	12,240	(185)	175,429
Local service agreement fees between consolidated entities	-	42,079	9,780	296	(52,155)	-
Amortization of broadcast rights	-	28,365	5,844	107	-	34,316
Amortization of intangible assets	-	19,147	2,728	3,975	-	25,850
Depreciation	-	30,897	2,760	1,390	-	35,047
Total operating expenses	-	438,662	42,435	29,317	(52,340)	458,074
Income (loss) from operations	-	143,718	36,142	(6,623)	-	173,237
Interest expense, net	-	(51,804)	(10,014)	(141)	-	(61,959)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(556)	-	-	-	(556)
Equity in income of subsidiaries	23,225	-	-	-	(23,225)	-
Income (loss) before income taxes	23,225	91,308	26,107	(6,764)	(23,225)	110,651
Income tax (expense) benefit	-	(38,558)	(10,023)	2,480	-	(46,101)
Net income (loss)	$23,225	$52,750	$16,084	$(4,284)	$(23,225)	$64,550

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$463,817	$28,971	$9,542	$-	$502,330
Revenue between consolidated entities	-	9,740	39,513	1,627	(50,880)	-
Net revenue	-	473,557	68,484	11,169	(50,880)	502,330
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	131,991	14,550	1,170	-	147,711
Selling, general, and administrative expenses, excluding depreciation and amortization	-	145,726	3,235	4,879	(1,627)	152,213
Local service agreement fees between consolidated entities	-	39,513	9,740	-	(49,253)	-
Amortization of broadcast rights	-	29,405	6,034	-	-	35,439
Amortization of intangible assets	-	20,622	6,762	2,764	-	30,148
Depreciation	-	29,684	3,535	359	-	33,578
Total operating expenses	-	396,941	43,856	9,172	(50,880)	399,089
Income from operations	-	76,616	24,628	1,997	-	103,241
Interest expense, net	-	(50,062)	(16,181)	-	-	(66,243)
Loss on extinguishment of debt	-	(20,392)	(14,332)	-	-	(34,724)
Other expenses	-	(1,157)	(302)	-	-	(1,459)
Equity in income of subsidiaries	1,961	-	-	-	(1,961)	-
Income (loss) before income taxes	1,961	5,005	(6,187)	1,997	(1,961)	815
Income tax (expense) benefit	-	(4,260)	2,441	(781)	-	(2,600)
Net income (loss)	$1,961	$745	$(3,746)	$1,216	$(1,961)	$(1,785)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$163,476	$10,934	$22,856	$-	$197,266

Cash flows from investing activities:
Purchases of property and equipment	-	(26,636)	(258)	(2,303)	176	(29,021)
Deposits and payments for acquisitions	-	(510,701)	-	(8,548)	43,300	(475,949)
Proceeds from sale of stations	-	70,305	-	-	(43,300)	27,005
Other investing activities	-	3,450	150	200	(176)	3,624
Net cash used in investing activities	-	(463,582)	(108)	(10,651)	-	(474,341)

Cash flows from financing activities:
Proceeds from long-term debt	-	419,950	-	2,000	-	421,950
Repayments of long-term debt	-	(155,653)	(7,337)	(3,300)	-	(166,290)
Common stock dividends paid	(23,686)	-	-	-	-	(23,686)
Purchase of treasury stock	(48,660)	-	-	-	-	(48,660)
Inter-company payments	68,989	(68,989)	-	-	-	-
Other financing activities	3,357	1,818	(8)	98	-	5,265
Net cash provided by (used in) financing activities	-	197,126	(7,345)	(1,202)	-	188,579
Net (decrease) increase in cash and cash equivalents	-	(102,980)	3,481	11,003	-	(88,496)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$27,492	$4,361	$11,563	$-	$43,416

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$166,915	$(1,928)	$1,540	$-	$166,527

Cash flows from investing activities:
Purchases of property and equipment	-	(18,826)	(236)	(1,327)	-	(20,389)
Deposits and payments for acquisitions	-	(163,533)	(3,200)	(58,300)	15,300	(209,733)
Proceeds from sale of a station	-	15,300	-	-	(15,300)	-
Other investing activities	-	89	-	-	-	89
Net cash used in investing activities	-	(166,970)	(3,436)	(59,627)	-	(230,033)

Cash flows from financing activities:
Proceeds from long-term debt	-	171,925	5,500	59,850	-	237,275
Repayments of long-term debt	-	(68,849)	(2,832)	(750)	-	(72,431)
Common stock dividends paid	(18,445)	-	-	-	-	(18,445)
Inter-company payments	16,414	(16,414)	-	-	-	-
Other financing activities	2,031	7,553	(140)	(453)	-	8,991
Net cash provided by financing activities	-	94,215	2,528	58,647	-	155,390
Net increase (decrease) in cash and cash equivalents	-	94,160	(2,836)	560	-	91,884
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$130,472	$880	$560	$-	$131,912

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$18,749	$4,428	$1,245	$2,917	$27,339

Cash flows from investing activities:
Purchases of property and equipment	-	(17,545)	(165)	(1,245)	-	(18,955)
Deposits and payments for acquisitions	-	(169,874)	(59,508)	-	-	(229,382)
Other investing activities	-	56	3,080	-	(2,917)	219
Net cash used in investing activities	-	(187,363)	(56,593)	(1,245)	(2,917)	(248,118)

Cash flows from financing activities:
Proceeds from long-term debt	-	459,563	195,000	-	-	654,563
Repayments of long-term debt	-	(300,825)	(138,010)	-	-	(438,835)
Common stock dividends paid	(14,302)	-	-	-	-	(14,302)
Purchase of treasury stock	(8,422)	-	-	-	-	(8,422)
Inter-company payments	15,765	(15,765)	-	-	-	-
Other financing activities	6,959	(6,728)	(1,427)	-	-	(1,196)
Net cash provided by financing activities	-	136,245	55,563	-	-	191,808
Net (decrease) increase in cash and cash equivalents	-	(32,369)	3,398	-	-	(28,971)
Cash and cash equivalents at beginning of period	-	68,681	318	-	-	68,999
Cash and cash equivalents at end of period	$-	$36,312	$3,716	$-	$-	$40,028

16. Employee Benefits

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all Company employees who meet the minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of management of the Company. During the years ended December 31, 2015, 2014 and 2013, Nexstar contributed $1.3 million, $1.0 million and $0.8 million, respectively, to the Plans.

Under a collective bargaining agreement, the Company previously contributed three percent of the gross monthly payroll of certain covered employees toward their pension benefits. In 2015, the Company and its eligible employees no longer make contributions under the collective bargaining agreement. During the years ended December 31, 2014 and 2013, the Company’s pension benefit contribution totaled $17 thousand and $21 thousand, respectively.

17. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(in thousands, except per share amounts)
Net revenue(1)	$201,735	$219,349	$223,031	$252,262
Income from operations	37,904	52,542	48,315	67,346
Income before income taxes	18,493	32,001	27,804	46,772
Net income attributable to Nexstar	12,907	20,321	17,282	27,174
Basic net income per common share	$0.41	$0.65	$0.55	$0.89
Basic weighted average shares outstanding	31,196	31,325	31,262	30,622
Diluted net income per common share	$0.40	$0.63	$0.54	$0.86
Diluted weighted average shares outstanding	32,256	32,382	32,151	31,580

(1)

During the fourth quarter of 2015, the Company revised its previously reported quarterly financial statements to reflect certain publisher commissions as a reduction to net revenue instead of an expense. As such, the amounts previously reported as net revenue and direct operating expenses were each decreased by $1.7 million, $2.0 million and $1.9 million during the first, second and third quarters of 2015, respectively. The Company does not believe these revisions were material to the previously reported interim financial statements. These revisions had no impact on the Company’s previously reported interim income from operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(in thousands, except per share amounts)
Net revenue	$133,833	$146,930	$157,744	$192,804
Income from operations	27,700	34,942	41,696	68,899
Income before income taxes	12,402	19,405	25,994	52,850
Net income	7,353	10,944	15,404	30,849
Basic net income per common share	$0.24	$0.36	$0.50	$1.00
Basic weighted average shares outstanding	30,603	30,641	30,888	30,962
Diluted net income per common share	$0.23	$0.34	$0.48	$0.96
Diluted weighted average shares outstanding	31,909	31,932	32,067	32,102

18. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2015	$3,002	$3,443	$(1,076)	$5,369
Year Ended December 31, 2014	3,035	2,604	(2,637)	3,002
Year Ended December 31, 2013	1,965	2,697	(1,627)	3,035

(1)	Uncollectible accounts written off, net of recoveries.

19. Subsequent Events

On January 4, 2016, Nexstar acquired WVMH’s stations’ assets excluding certain transmission equipment, the FCC licenses and network affiliation in connection with the purchase agreement signed in November 2015. The purchase was funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility. See Notes 3 and 7 for additional information.

On January 21, 2016, Nexstar’s Board of Directors declared a quarterly dividend of $0.24 per share of its Class A common stock. The dividend was paid on February 26, 2016 to stockholders of record on February 12, 2016.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General whereby Nexstar will acquire the latter’s outstanding equity for cash and stock consideration with an estimated value of $2.0 billion, plus potential additional consideration in the form of a CVR entitling Media General shareholders to net cash proceeds from the sale of Media General’s spectrum in the FCC’s upcoming spectrum auction. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities up to a maximum of $4.7 billion. With respect to Nexstar and certain of its variable interest entities, the debt refinancing will include the outstanding obligations under its revolving credit facilities and term loans. See Note 3 for additional information.

On February 1, 2016, Nexstar completed the acquisition of the assets of stations owned by Reiten. The acquisition was funded through a combination of cash on hand and borrowings under Nexstar’s revolving credit facility. See Notes 3 and 7 for additional information.

Exhibit No.	Exhibit Index
2.1

Agreement and Plan of Merger, dated as of January 27, 2016, by and between Nexstar Broadcasting Group, Inc., Media General, Inc., and Neptune Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016) +

3.1

Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-190283) filed by Nexstar Broadcasting, Inc.)

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

4.6	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015)
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
10.8

Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.9

Third Restated Guaranty dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.10

Guaranty (Nexstar Obligations) dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.11

Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.12

Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.13

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.14

Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.15

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.16

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.17

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.18

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.19

Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.20

Credit Agreement dated as of December 1, 2014, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.21

First Amendment to the Credit Agreement dated as of July 7, 2015, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.22

Guaranty (Marshall Obligations) dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.23

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

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

10.27

Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2007)

10.28

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 31, 2009)

10.29

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on September 17, 2012)

10.30

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on February 5, 2015)

10.31

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2009)

10.32

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 1, 2014.

10.33

Executive Employment Agreement between Timothy Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.34

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.35

Executive Employment Agreement between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 12, 2008)

10.36

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Brian Jones and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on June 6, 2013)

10.37

Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 13, 2011)

10.38

Amendment to Executive Employment Agreement, dated as of December 5, 2011, by and between Richard Rogala and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 8, 2011)

10.39

Executive Employment Agreement, dated as of October 29, 2013, between Thomas M. O’Brien and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 6, 2013)

10.40

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.41

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 2, 2015)

Exhibit No.	Exhibit Index
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

10.47

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

10.56

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
10.58

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

10.60

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.61

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.62

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.63

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

10.65

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.66

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.67

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.68

Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.69

Amendment to Shared Services Agreement, dated as of January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.70

Extension of the Shared Services Agreement, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.71

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.72

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

10.74

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.75

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

10.78

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.79

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

10.82

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.83

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.84

Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.85

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.86

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.87

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.88

Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.89

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.90

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

10.93

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.94

Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar

Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.95

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.96

Nexstar Broadcasting Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Broadcasting Group, Inc. on July 6, 2004)

10.97

Nexstar Broadcasting Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 1, 2006)

10.98

Nexstar Broadcasting Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2012)

10.99

Nexstar Broadcasting Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 24, 2015)

10.100

Commitment Letter, dated as of January 27, 2016, by and among Nexstar Broadcasting Group, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016)

10.101

Voting and Support Agreement, dated as of January 27, 2016, by and between Nexstar Broadcasting Group, Inc., Media General, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016)

14.1

Nexstar Broadcasting Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2015 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

+	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
*	Filed herewith.