Form 10-K/A
period 2015-12-31
NEXSTAR BROADCASTING GROUP INC
filed 2016-04-29
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

As of April 11, 2016, the Registrant had 30,677,804 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries (“Nexstar”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, solely to include the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Part IV of the Original Filing and includes certain exhibits as noted thereon. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of our definitive proxy statement.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify, amend or update in any way any of the financial or other information contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Terms used but not defined herein are as defined in the Original Filing.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

Our current board of directors are:

	Independent	Age	Nexstar Position
Perry A. Sook		58	Chairman, President, Chief Executive Officer and Class III Director
Geoff Armstrong	✓	58	Class III Director
Jay M. Grossman	✓	56	Class III Director
I. Martin Pompadur	✓	80	Class II Director
Dennis A. Miller	✓	58	Class II Director
Lisbeth McNabb	✓	55	Class I Director
C. Thomas McMillen	✓	63	Class I Director

Perry A. Sook has served as the Chairman of our board of directors, President and Chief Executive Officer and as a director since its inception in 1996. From 1991 to 1996, Mr. Sook was a principal of Superior Communications Group. Mr. Sook currently serves as a director of the National Association of Broadcasters, the NBC Affiliate Association Board and the Television Bureau of Advertising and serves as Chairman of the Ohio University Foundation. Previously, Mr. Sook served on the board of Penton Media.

Mr. Sook brings to our board of directors his demonstrated leadership skills and extensive operating executive experience acquired in several communication and media businesses. He is highly experienced in driving operational excellence, development of innovative technologies and attainment of financial objectives under a variety of economic and competitive conditions.

Geoff Armstrong has served as our director since November 2003. Mr. Armstrong is Chief Executive Officer of 310 Partners, a private investment firm. From March 1999 through September 2000, Mr. Armstrong was the Chief Financial Officer of AMFM, which was publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications in September 2000. From June 1998 to February 1999, Mr. Armstrong was Chief Operating Officer and a director of Capstar Broadcasting Corporation, which merged with AMFM in July 1999. Mr. Armstrong was a founder of SFX Broadcasting, which went public in 1993, and subsequently served as Chief Financial Officer, Chief Operating Officer, and a director until the company was sold in 1998 to AMFM. Mr. Armstrong has served as a director and the chairman of the audit committee of Radio One since June 2001 and May 2002, respectively. Mr. Armstrong has also served on the board of directors of SFXii Entertainment, Capstar Broadcasting Corporation, AMFM and SFX Broadcasting.

Mr. Armstrong brings to our board of directors his extensive experience as the Chief Executive Officer of several publicly traded companies in the broadcast and communications industry, as well as a member of the audit committee of several publicly traded companies. His service on the boards of public companies in diverse industries allows him to offer a broad perspective on corporate governance, risk management and operating issues facing corporations today.

Jay M. Grossman has served as our director since 1997 and was our Vice President and Assistant Secretary from 1997 until March 2002. Mr. Grossman serves as Managing Partner and Co-Chief Executive officer at ABRY, which he joined in 1996. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as a director (or the equivalent) of several private companies including Hometown Cable, Grande Communications Networks and RCN Telecom Services. Previously, Mr. Grossman served on the board of directors of a wide variety of companies including Atlantic Broadband, Q9 Networks, Sidera Networks, WideOpenWest Holdings, Consolidated Theaters, Country Road Communications, Monitronics International, Caprock Communications, Cyrus One Networks, Executive Health Resources and Hosted Solutions.

Mr. Grossman brings to our board of directors his ability to provide the insight and perspectives of a former investment banker at one of the world’s largest investment banks. His prior experience with media and entertainment transactions offers a unique viewpoint as a director. He also oversaw the integration of two middle-market communications companies with differing operations and networks. His service on the boards of several private companies in diverse industries allows him to offer a broad perspective on corporate governance, compensation and operating issues facing corporations today.

I. Martin Pompadur has served as our director since November 2003. In June of 1998, Mr. Pompadur joined News Corporation as Executive Vice President of News Corporation, President of News Corporation Eastern and Central Europe and a member of News Corporation’s Executive Management Committee. In January 2000, Mr. Pompadur was appointed Chairman of News Corp Europe. Mr. Pompadur resigned from News Corporation in November 2008. Mr. Pompadur served as Global Vice Chairman, Media and Entertainment at Macquarie Capital from 2009 to 2016. Prior to joining News Corporation, Mr. Pompadur was President of RP Media Management and held executive positions at several other media companies. Mr. Pompadur currently serves as a director of RP Coffee Ventures, IMAX Corporation and Truli Media Group. Previously, Mr. Pompadur served on the boards of Metan Development Group, News Corporation Europe, Sky Italia, News Out of Home, Balkan Bulgarian, BSkyB, Metromedia International Group, Elong, Seatwave Limited and Linkshare Corporation.

Mr. Pompadur’s qualifications to serve on our board of directors include his ability to offer a broad international perspective on issues considered by our board of directors and his extensive expertise in the media industry.

Dennis A. Miller has served as our director since February 2014. From 2013 until April 2014, Mr. Miller served as President of Operations for TV Guide Network, a highly distributed entertainment network owned by CBS Corporation and Lionsgate Entertainment Corporation. From 2011 to 2013, Mr. Miller was as an independent consultant to MediaLink and Lionsgate. From 2005 to 2011, Mr. Miller was a General Partner at Spark Capital, a venture fund with an investment focus on the conflux of the media, entertainment and technology industries. Prior to joining Spark Capital, Mr. Miller served as Managing Director for Constellation Ventures, the venture arm of Bear Stearns. His portfolio of investments included CSTV (sold to CBS), TVONE (sold to Comcast and Radio One), Capital IQ (sold to McGraw Hill), and K12, which went public in 2007. Before focusing on venture capital investing, Mr. Miller served as Executive Vice President of Lionsgate, a global entertainment company with motion picture, television, home entertainment and digital media operations, which he joined in 1998. From 1995 to 1998, Mr. Miller was the Executive Vice President of Sony Pictures Entertainment, a global motion picture, television and entertainment production and distribution company. He was Executive Vice President of Turner Network Television from 1991 to 1995, during the cable channel’s early inception. From 1990 to 1995, Mr. Miller was Executive Vice President of Turner Network Television. Mr. Miller began his career as an attorney with Manatt, Phelps, Rothenberg and Phillips in Los Angeles. He holds a Juris Doctorate from Boalt Law School and a B.A. in political science from the University of California at San Diego.

Mr. Miller’s qualifications to serve on our board of directors include his over 25 years of knowledge and experience in numerous early-stage and established media, entertainment and technology companies. Mr. Miller currently serves on the board of directors of publicly-traded companies Radio One, Inc. and Canaccord Genuity Group Inc., a leading independent, full-service financial services firm. Previously, Mr. Miller served on the board of Global Eagle Entertainment, Inc.

Lisbeth McNabb has served as our director since May 2006. In February 2016, Ms. McNabb co-founded DV Torque, Boston Consulting Group, an Entrepreneur in Residence Studio, and an innovation and corporate venture unit based in Silicon Valley. Ms. McNabb was also a founder of DigiWorksCorp, a Digital and Big Data Analytics company, where she served as President and Chief Executive Officer from November 2012 to October 2015, and founder of w2w Media, LLC, a professional women’s online membership community, from March 2007 to 2012. w2w Media, LLC (the company that owns w2wlink.com) filed for bankruptcy protection in August 2015 in United States Bankruptcy Court for the Northern District of Texas. Ms. McNabb is the former Chief Financial Officer and Chief Revenue Officer of Match.com, an online dating company, where she was employed from March 2005 through 2006. Prior to joining Match.com, Ms. McNabb served as Senior Vice President of Finance and Planning for Sodexo, an on-site food service and facilities management company, from 2000 to 2005 and, previous to that, held innovation, management and strategy leadership roles with PepsiCo Frito-Lay, American Airlines, AT&T and JP Morgan Chase. Ms. McNabb is on the advisory boards of Southern Methodist University and the University of Nebraska. Previously, Ms. McNabb served as a director and chair of the audit committee of Tandy Brands and served on the advisory board of American Airlines, the Dallas Chapter of Financial Executives International, 4Word, Sammons Art Center and The Family Place. After Ms. McNabb’s tenure as a director of Tandy Brands, in March 2014, Tandy Brands filed for bankruptcy protection in United States Bankruptcy Court for the Northern District of Texas.

Ms. McNabb brings to our board of directors her broad leadership skills in entrepreneurial and executive roles in media, digital and technology companies and extensive strategy, data analytics, operations, finance and marketing experience in a wide range of industries and in marketing to women. In addition to her leadership experience in large scale businesses and digital companies, Ms. McNabb also has served in financial leadership roles.

C. Thomas McMillen has served as our director since July 2014. Mr. McMillen currently serves as Chief Executive Officer and President of the DIA Athletic Directors Association. He has also served on the board of RCS Capital Corporation since May 2013. In January 2016, RCS Capital Corporation filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court for the District of Delaware under a prearranged plan with the consent of the majority of its creditors. He also serves on the advisory boards of Clean Energy Systems, a clean coal technology firm, Integrity Global Security, a cyber security firm and the Association of Rare Earth. Mr. McMillen has served as the Chairman and Chief Executive Officer of Washington Capital Advisors, from 2014 to September 2015. Mr. McMillen served as Timios National Corporation’s (formerly Homeland Security Capital Corporation) Chief Executive Officer and Chairman of the Board from August 2005 and served as its President from July 2011 to February 2014. From May 2011 to July 2013, Mr. McMillen served as Chairman of the National Foundation on Fitness, Sports and Nutrition, a Congressionally authorized foundation that Mr. McMillen founded where he currently serves as Treasurer. From 2010 to 2012, Mr. McMillen was the sole member and manager of NVT License Holdings, LLC (commonly known as New Vision Television), a Delaware limited liability company, which was the indirect parent and controlling entity of several other limited liability companies which held the Federal Communications Commission licenses for eight full power and two low power television stations in eight different television markets. From April 2007, he has served on the Board of Regents of the University of Maryland System. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK), and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware in September 2010. From 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Mr. McMillen’s qualifications to serve on our board of directors include his over 27 years of political, business and sports experience and leadership. During his career, he has been an active investor, principal and board member in companies in the cellular, paging, healthcare, motorcycle, environmental technology, broadcasting, real estate and insurance industries.

Corporate Governance

Committees of the Board of Directors

Our board of directors currently has three standing committees with the following members:

	Compensation	Audit	Nominating and Corporate Governance
Geoff Armstrong	Chair	✓
Jay Grossman	✓
I. Martin Pompadur		✓	Chair
Dennis A. Miller	✓
Lisbeth McNabb		Chair
C. Thomas McMillen			✓

Compensation Committee

The Compensation Committee of our board of directors makes all decisions about the compensation of the Chief Executive Officer and also has the authority to review and approve the compensation for our other executive officers. The primary objectives of the Compensation Committee in determining total compensation (both salary and incentives) of our executive officers, including the Chief Executive Officer, are (i) to enable us to attract and retain highly qualified executives by providing total compensation opportunities with a combination of elements which are at or above competitive opportunities, (ii) to tie executive compensation to our general performance and specific attainment of long-term strategic goals, and (iii) to provide a long-term incentive for future performance that aligns shareholder interests and executive rewards.

The purpose of the Compensation Committee is to establish compensation policies for our directors and executive officers, approve employment agreements with our executive officers, administer our stock option plans and approve grants under the plans and make recommendations regarding any other incentive compensation or equity-based plans. The Compensation Committee met two times during the year ended December 31, 2015. The Compensation Committee operates under a written charter adopted by our board of directors in January 2004, as amended in July 2013. A copy of such charter is available through our website at http://www.nexstar.tv in the “Company” section. The information contained on or accessible through our website does not constitute a part of our Original Filing or this Amendment. All three members of the Nexstar Compensation Committee are “independent” as that term is defined in the NASDAQ rules.

Audit Committee

The purpose of the Audit Committee is to oversee the quality and integrity of our accounting, internal auditing and financial reporting practices, to perform such other duties as may be required by our board of directors, and to oversee the relationship with our independent registered public accounting firm. The Audit Committee met four times during the year ended December 31, 2015. The members of our Audit Committee are “independent” as that term is defined in the NASDAQ rules. Our board of directors has determined that Ms. McNabb, who serves as Chair of the Audit Committee, is an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. The Audit Committee operates under a written charter adopted by our board of directors in January 2004. A copy of such charter is available through our website at http://www.nexstar.tv in the “Company” section.

Nominating and Corporate Governance Committee

The purpose of the Nexstar Nominating and Corporate Governance Committee of our board of directors is to identify individuals qualified to serve on our board of directors, recommend persons to be nominated by our board of directors for election as directors at our annual meeting of shareholders, recommend nominees for any committee of our board of directors, develop and recommend to our board of directors a set of corporate governance principles applicable to us and to oversee the evaluation of the board of directors and its committees. The Nominating and Corporate Governance Committee operates under a written charter adopted by our board of directors in January 2004, as amended in July 2013. Both members of the Nominating and Corporate Governance Committee are “independent” as that term is defined in the NASDAQ rules. A copy of such charter is available through our website at http://www.nexstar.tv in the “Company” section. The Nominating and Corporate Governance Committee did not meet during the year ended December 31, 2015, and its functions were performed through consents or by the full board of directors.

Additional Information Concerning the Board of Directors

During the year ended December 31, 2015, our full board of directors met 12 times and no incumbent director attended less than 75% of the meetings of the board of directors and the committees of the board of directors in which they serve.

Because fewer than ten non-management shareholders attended our 2015 annual meeting in person, our board of directors has not adopted a formal policy with regard to director attendance at the annual meeting of shareholders. Mr. Sook attended the 2015 annual meeting.

Our board of directors has not adopted a nominating policy to be used for identifying and evaluating nominees for director, including director candidates recommended by our shareholders, and has not established any specific minimum qualifications that director nominees must possess. Instead, the Nominating and Corporate Governance Committee determines the qualifications and skills required to fill a vacancy to complement the existing qualifications and skills, as vacancy arises in our board of directors. However, if it is determined that a nominating policy would be beneficial to us, our board of directors may in the future adopt a nominating policy.

There is no formal policy governing how diversity is considered in the makeup of the board of directors and the selection of its members. The Nominating and Corporate Governance Committee defines board diversity broadly to mean that our board of directors is comprised of individuals with a variety of perspectives, industry experience, personal and professional backgrounds, skills and qualifications. When nominating a board member, the Nominating and Corporate Governance Committee examines the diversity of the overall board and strives to maintain an appropriate level of diversity with the addition of each new nominee.

We are not a “controlled company” in accordance with the rules and regulations of the NASDAQ Stock Market. Thus, we are required to maintain a majority of independent directors on our board of directors and to have the compensation of our executive officers and the nomination of our directors be determined by independent directors.

Board of Directors Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, our board of directors considers many factors, including the specific needs of the business and the best interests of our shareholders. Our current leadership structure is comprised of a combined Chairman of our board of directors and Chief Executive Officer and our board committees comprised of independent directors. Although our board of directors does not currently have a formal policy, our board of directors believes that Mr. Sook’s service in this combined role is both in our and our shareholders’ best interest. Mr. Sook has a vast knowledge of television broadcasting and is seen as a leader in this industry. He understands the issues facing Nexstar and serving in this dual role he is able to effectively focus our board of directors attention on these matters. In his combined capacity, he can speak clearly with one voice in addressing our various stakeholders such as customers, suppliers, employees and the investing public.

Our board of directors has, so far, not found a need to designate one of the independent directors as a “lead independent director” because each independent director is fully and effectively involved in the activities and issues relevant to the board of directors and its committees. The independent directors have time and again demonstrated the ability to exercise their fiduciary responsibilities in deliberating issues before our board of directors and making independent decisions.

Risk Oversight

Our board of directors plays a vital role in managing the risks facing us. Through the Audit Committee, our board of directors manages potential accounting risk through oversight of disclosure controls and controls surrounding financial reporting. Senior financial executives report to the Audit Committee at each committee meeting on significant financial and accounting matters. In addition, the Audit Committee, in conjunction with senior management, manages our data risks (including privacy and storage risks). Through the Compensation Committee, our board of directors helps manage potential risks associated with our compensation programs by ensuring that they are not structured in a way that encourages executives to take unacceptable risks. Our board of directors are involved in managing operational risk through the evaluation of potential station acquisitions and significant agreements at meetings of our board of directors and in between meetings, as needed. Our board of directors confers with our general counsel and outside legal counsel, when necessary, in overseeing legal and regulatory risks.

Code of Ethics

Our board of directors adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, our other executive officers and directors, and persons performing similar functions. The purpose of the Code of Ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports that we are required to file and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors. The Code of Ethics was filed as an exhibit to our Annual Report for the year ended December 31, 2003 on Form 10-K, filed with the SEC on March 31, 2004. Our board of directors periodically reviews the Code of Ethics for any necessary changes. Our board of directors last performed such a review in 2012 and made no changes to the Code of Ethics.

Executive Officers

Our executive officers are:

	Age	Position
Perry A. Sook	58	President, Chief Executive Officer and Director
Thomas E. Carter	57	Chief Financial Officer and Executive Vice President
Timothy C. Busch	53	Executive Vice President, Co-Chief Operating Officer
Brian Jones	55	Executive Vice President, Co-Chief Operating Officer
Thomas O’Brien	54	Executive Vice President, Digital Media and Chief Revenue Officer
Blake Russell	45	Senior Vice President, Station Operations
Elizabeth Ryder	50	Senior Vice President, General Counsel and Secretary
Julie Pruett	54	Senior Vice President and Regional Manager
William Sally	58	Senior Vice President and Regional Manager
Theresa Underwood	53	Senior Vice President and Regional Manager

Perry A. Sook – biographical information for Mr. Sook can be found under the heading of “Directors” above.

Thomas E. Carter has served as our Chief Financial Officer since August 2009. Prior to joining Nexstar, Mr. Carter was Managing Director, Media Telecom Corporate Investment Banking at Banc of America Securities, which he joined in 1985. In this position, he acted as the senior banker responsible for delivering bank products and services including M&A, private and public equity, high-yield debt, fixed income derivatives, syndicated financial products and treasury management for selected clients across the broadcasting, cable, publishing and media industries, including Nexstar. Mr. Carter began his banking career in 1980, serving for five years in various roles in Corporate and International Banking at a predecessor to JPMorgan Chase.

Timothy C. Busch has served as our Executive Vice President and Co-Chief Operating Officer since May 2008. Mr. Busch served as our Senior Vice President and Regional Manager from October 2002 to May 2008. Prior to that time, Mr. Busch served as Vice President and General Manager at our WROC (CBS) station in Rochester, New York from 2000 to October 2002. Prior to joining Nexstar, Mr. Busch served as General Sales Manager and held various other sales management positions at Gannett-owned WGRZ (NBC) in Buffalo, New York from 1993 to 2000. Prior to that, Mr. Busch held various sales management positions at WGR-AM and FM radio stations in Buffalo. Mr. Busch has served on various boards in the Rochester and Buffalo areas as well as the New York State Broadcasting Association and as the former Chairman of the CBS Affiliate Board. Mr. Busch currently serves on the New York State Broadcasting Association Board of Directors and the Upstate New York Advisory Board for the Federal Reserve Bank of New York.

Brian Jones has served as our Executive Vice President and Co-Chief Operating Officer since May 2008. Mr. Jones served as our Senior Vice President and Regional Manager from May 2003 to May 2008. Prior to joining Nexstar, Mr. Jones served as Vice President and General Manager at KTVT (CBS) and KTXA (IND) in Dallas/Fort Worth, Texas from 1995 to 2003. Prior to that, Mr. Jones served in various management, sales and news positions at KTVT, MMT Sales, Inc., KXAS (NBC) in Dallas/Ft. Worth, KLBK (CBS) in Lubbock, Texas and KXAN (NBC) in Austin, Texas. Mr. Jones has served as the Chairman of the FOX Affiliates Board of Governors, Chairman of the Board of the Texas Association of Broadcasters, on the Small Market Advisory Committee of the National Association of Broadcasters and on the Southern Methodist University Journalism Advisory Committee.

Thomas O’Brien joined Nexstar in November 2013 as Executive Vice President, Digital Media and Chief Revenue Officer. Mr. O’Brien is responsible for leading our digital media portfolio including the content, product, service and sales teams, development of our multi-screen strategy, business development and digital investment strategy and the expansion of our overall digital media business portfolio. As Chief Revenue Officer, he works closely with our broadcast leadership teams throughout the country to drive holistic revenue growth across the entire company. Prior to joining Nexstar, Mr. O’Brien served as President and Managing Partner of Prescient Strategy Group, from 2012 to 2013. Prior to that, Mr. O’Brien served as Executive Vice President & Chief Revenue Officer for CNBC, from 2010 to 2012. From 1997 to 2010, Mr. O’Brien served as President and General Manager in the NBC Television Stations Division, serving the Connecticut, Dallas/Ft. Worth and New York markets. Prior to NBC, Mr. O’Brien served in sales management roles at Viacom Broadcasting.

Blake Russell has served as our Senior Vice-President of Station Operations since November 2008. Prior to that, he served as our Vice President Marketing and Operations since October 2007. Before that, Mr. Russell served as Vice President and General Manager at our KNWA (NBC) and KFTA (FOX) stations in Ft. Smith/Fayetteville, Arkansas from January 2004 to September 2007 and as Director of Marketing/Operations at our KTAL (NBC) station in Shreveport, Louisiana from 2000 to December 2003.

Elizabeth Ryder has served as our Senior Vice President and General Counsel since November 1, 2013, Secretary since January 1, 2013 and Vice President and General Counsel since May 2009. Prior to joining Nexstar, Ms. Ryder served as Vice President – Legal Affairs at First Broadcasting Operating, Inc. Prior to that, Ms. Ryder served as Counsel at the law firm of Drinker Biddle & Reath LLP in Washington, D.C.

Julie Pruett was appointed as our Senior Vice President and Regional Manager of West Region Markets in September 2013. From 1997 through August 2013, Ms. Pruett served as Vice President/General Manager of our KFDX station and Mission’s KJTL and KJBO stations serving the Wichita Falls, Texas and Lawton, Oklahoma, market. From 1989 to 1997, Ms. Pruett served in sales and various management positions at KFDX. Ms. Pruett also worked in the agency side of the business, developing and implementing marketing plans for multiple clients. Altogether, Ms. Pruett has 24 years of experience in the television industry.

William Sally joined Nexstar in September 2013 as Senior Vice President and Regional Manager. Mr. Sally is responsible in overseeing station operations in 12 television markets in our East region including New York, Vermont, Pennsylvania, Indiana, Maryland and Alabama. His responsibilities include generating revenue strategies across our multimedia platforms, while evaluating and improving operating efficiencies. Prior to joining Nexstar, Mr. Sally was Vice President and General Manager for Newport Television in Albany at WXXA from May 2008 to December 2012. He held the same position for Smith Broadcasting in Burlington, Vermont, at WFFF from August 1998 to April 2004 and at WFFF and WVNY from April 2004 to April 2008. Mr. Sally also held various management level positions in sales including while in California at KEYT in Santa Barbara from January 1995 to August 1998. He began his television career in 1978 in Utica where he later became Sports Director/Anchor at WKTV.

Theresa Underwood was named our Senior Vice President and Regional Manager in April 2015. Ms. Underwood is responsible for overseeing strategic planning and business development of our broadcast and digital operations in the Northeast. Since 2000, Ms. Underwood has served as Vice President and General Manager of Nexstar-owned WSYR-TV (ABC) and LocalSYR.com serving the Syracuse, NY market. She spent 22 years at WSYR-TV where she held various management level positions. Ms. Underwood first joined Nexstar as VP / General Manager of WSYR-TV in December 2012 when we acquired various assets of Newport Television.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in their ownership of our equity securities. Executive officers, directors and greater than ten percent beneficial owners are required to furnish us with copies of all Section 16(a) forms they file.

During the year ended December 31, 2015, the Form 4 for Perry A. Sook filed for issuance of stock options and restricted stock units, which we refer to as “RSUs,” on January 14, 2015 was filed on January 30, 2015, and the Form 4 for Blake Russell filed on December 11, 2015 was filed one day after the due date, due to administrative oversight. Based on our records and review of the copies of Section 16(a) reports furnished to us during the year ended December 31, 2015, we believe all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were timely satisfied.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee establishes compensation policies for our directors and executive officers, approves the employment agreements with our executive officers, administers our equity incentive plans and approves grants under such plans and makes recommendations regarding any other incentive compensation.

In performing the oversight responsibilities of the design and functioning of our executive and director compensation program, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2015 with our management. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted,

Geoff Armstrong, Chair

Jay Grossman

Dennis A. Miller

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Strategy

In this Compensation Discussion and Analysis, we provide a detailed discussion and analysis of our compensation program and policies and the critical factors that are considered in making compensation decisions.

Throughout this Amendment, the individuals who served as our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2015, along with the other three most highly-compensated executive officers, are collectively referred to as our “Named Executive Officers.”

Shareholder Say on Pay Considerations

In 2015, we provided our shareholders with an advisory vote on executive compensation (Say on Pay vote) with respect to 2014 compensation. Our executive compensation program was approved by 98% of the votes cast. These results demonstrate strong shareholder support for our executive compensation program.

We evaluate our executive compensation program at least annually, and this year, we have taken into account the outcome of the 2015 Say on Pay vote when considering the 2015 compensation program. Our board of directors and the Compensation Committee will continue to consider the results of the biennial Say on Pay votes in their future compensation policies and decisions. Our next Say on Pay vote will be with respect to the compensation for the year ending December 31, 2016.

Compensation Philosophy and Objectives

Our executive compensation program have been developed to incorporate a compensation philosophy consistent with the following primary objectives:

•

Attract and retain talented and highly qualified executives in the competitive television broadcasting industry by providing a total compensation package that includes a combination of elements which are at or above competitive opportunities;

•	Tie executive compensation, both annual and long-term elements, to our overall performance and specific attainment of long-term strategic goals;
•	Provide executives with long-term incentive for future performance that aligns with shareholder interests and maximizes shareholder value over the long-term; and
•	Set executive compensation at responsible levels to promote fairness and equity among all employees within our organization.

Overview and Role of Compensation Committee

The Compensation Committee establishes compensation policies for our directors and executive officers, including our Named Executive Officers. The Compensation Committee approves the employment agreements with our executive officers, administers our equity incentive plans, approves grants under such plans and makes recommendations regarding other incentive compensation provided to our Named Executive Officers and other executive officers.

Role of the Compensation Consultant

The Compensation Committee has the sole authority to retain and obtain advice of advisors and consultants as necessary and evaluates their independence prior to selection or retention. The Compensation Committee also sets the compensation and oversees the work of advisors and consultants.

In 2013, the Compensation Committee retained Longnecker & Associates, which we refer to as “Longnecker,” to advise on executive and board compensation matters. During 2013, Longnecker attended the Compensation Committee meetings and was instructed to:

•	Conduct a peer review analysis to determine the reasonableness and applicability of peer companies for compensation comparison purposes;
•	Conduct a market competitive compensation analysis including base salary, annual incentives and long-term incentives for non-Chief Executive Officer Named Executive Officers; and
•	Analyze the market competitiveness of total direct compensation packages (annual retainer, board meeting fees, committee meeting fees and equity awards) provided to our non-executive directors.

The Compensation Committee continues to utilize the in-depth review and analysis provided by Longnecker in its decisions on executive and board compensation matters.

In 2014, the Compensation Committee retained Hay Group, a management consulting firm, to advise on matters related to the Executive Employment Agreement with Perry A. Sook, our President and Chief Executive Officer, and to assist with the development of our 2015 Long Term Equity Incentive Plan, which was approved by our shareholders in our 2015 Annual Meeting of shareholders.

Defining the Market – Benchmarking

In 2013, the Compensation Committee, working with Longnecker, performed a benchmark review of the aggregate level of our executive compensation, as well as the mix of elements within our executive compensation program. As a result of the recent increases in our capitalization and our growing digital media business, the Compensation Committee instructed Longnecker to conduct a benchmarking review to analyze the proxy information of 16 diverse media companies that either have a broadcast, communication, entertainment or media component, which we refer to as the “peer group,” as disclosed in their most recent proxy information filing with the SEC. The peer group is comprised of the companies in the table below:

Belo Corp(1)	Meredith Corp

Cumulus Media	National CineMedia

DreamWorks Animation	New York Times Co

Hemisphere Media Group	Pandora Media

LIN TV(2)	Regal Entertainment Group

Live Nation Entertainment	Scholastic Corp

Loral Space and Communications	Sinclair Broadcast Group

MDC Partners	Starz

(1)	During 2013, Belo was acquired by Gannett Co., Inc.
(2)	During 2014, LIN TV was acquired by Media General, Inc.

In 2015, the Compensation Committee continued to utilize Longnecker’s report in assessing the competitiveness and reasonableness of our executive compensation.

Benchmarking review provides a foundation for ensuring that our executive compensation levels remain competitive in relation to the peer group and is generally refreshed prior to the hiring or replacement of an executive officer or when an existing officer’s employment contract is renewed. One of the primary objectives of our executive compensation program is to provide compensation near the median market pay level based on our benchmarking review of peer group companies, when warranted by our results and individual contribution. We believe that such benchmarking is useful because we recognize that our compensation practices must be competitive in the media industry. By targeting Named Executive Officer compensation to the compensation practices of the peer group, we enhance our ability to attract and retain talented and highly qualified executives, which is fundamental to our growth and delivery of value to our shareholders. In addition, peer group information is one of the many factors we consider in assessing the reasonableness of compensation of the Named Executive Officers.

Compensation Risk Considerations

The Compensation Committee has assessed the level of risk associated with our executive incentive programs to ensure that the design of these programs does not encourage executives to subject us to unacceptable levels of business risk. It is the Compensation Committee’s opinion that the current incentives offered to executives are balanced in such a way so as not to create a conflict between executive and shareholder interests. Annual cash bonuses are based primarily on current year net revenues and Adjusted EBITDA, which are short-term measures. These short-term incentives are balanced out by the long-term incentives offered to executives in the form of stock options and RSUs. The options and RSUs generally vest over a four to five year period and encourage executives not to take risks that would jeopardize our future growth and profitability.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers served, and we anticipate that no member of our board of directors or executive officers will serve, as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors.

Determination of Compensation

The Compensation Committee reviewed compensation levels for the Named Executive Officers for 2013 through 2015 and considered various factors, including the executive’s job performance, the compensation level of competitive jobs and our financial performance. For the executive officers other than the Chief Executive Officer, the Compensation Committee considers the recommendations of the Chief Executive Officer. The Compensation Committee approves the primary components of compensation for each Named Executive Officer, including any annual cash bonus and grant of stock options or RSUs.

Key Metrics Used for Performance Measures

We utilize net revenue and Adjusted EBITDA as quantitative measures to assess performance. Net revenue represents revenue recognized, net of allowances and credits, in accordance with U.S. GAAP. Adjusted EBITDA is defined as income from operations, plus depreciation, amortization of intangible assets and broadcast rights (excluding barter) and loss (gain) on asset disposal, net, minus broadcast rights payments. Both of these measures are reported in our quarterly earnings releases. For additional information on the performance on these and other measures, see discussion in “Elements of Compensation – Annual Cash Bonuses” below.

Elements of Compensation

The principal elements of our executive compensation consist of the following:

•	Base Salary;
•	Annual Cash Bonuses;
•	Stock Options;
•	Other Stock-Based Compensation;
•	Perquisites and Other Compensation;
•	Health Benefits; and
•	Severance Benefits and Change in Control Provisions.

Base Salary

The annual base salary of our Named Executive Officers is established by individual employment agreements. The purpose of the base salary is to provide each Named Executive Officer with a set amount of cash compensation that is not variable in nature and that is generally competitive with market practices. The base salary is established based on the scope of the executive’s responsibilities, taking into account competitive market compensation paid by peer group companies for similar positions. Generally, we target our executives’ base salaries near the median market pay level of our benchmarking review of peer group companies. Under each employment agreement, base salaries are increased on an annual basis. Annual salary increases for the Named Executive Officers are generally consistent, on a percentage basis, with those received by non-executive employees.

Annual Cash Bonuses

Under the terms of their employment agreements, Nexstar Named Executive Officer is eligible to earn a targeted annual cash bonus up to an amount equal to a specified percentage of such executive’s salary. Our overall performance determines what percentage, if any, of the target bonus will be paid out, with net revenues and Adjusted EBITDA as the primary performance measures. If we attain our annually budgeted amounts for net revenue and Adjusted EBITDA, then it is likely that 100% of the targeted bonus will be paid. However, our Chief Executive Officer, with the approval of the Compensation Committee, may increase the annual bonus paid to the other Named Executive Officers, and the Compensation Committee may increase the annual bonus paid to our Chief Executive Officer. Likewise, if we do not achieve our performance benchmarks, then an amount less than the full bonus may be paid. However, we do not utilize defined formulas to determine what percentage of the target bonuses will be paid to our executive officers, including the Named Executive Officers. Ultimately, the payment of cash bonuses is made on a discretionary basis and is determined based on an evaluation of each executive’s individual contribution to our overall performance.

Historically, when determining the amount of bonus and incentive compensation to be paid to the Named Executive Officers, the Compensation Committee reviews and considers the following information:

•	Evaluations of each of the Named Executive Officers, as well as feedback from the full board of directors, regarding the performance of each Named Executive Officer;
•

The Chief Executive Officer’s review and evaluation of each of the other Nexstar Named Executive Officers, addressing individual performance and the results of operations of the business areas and departments for which such executive had responsibility, which the Compensation Committee discusses with the Chief Executive Officer;

•	Our financial performance, including our stock price, comparable revenue, Adjusted EBITDA and Free Cash Flow growth; and
•	Total proposed compensation, as well as each element of proposed compensation, taking into account the recommendations of the Chief Executive Officer.

For the year ended December 31, 2015, performance bonuses were paid to all of the Named Executive Officers at amounts representing the full target percentage for the Named Executive Officer, plus additional amounts for the Chief Executive Officer, Chief Financial Officer and two Co-Chief Operating Officers. The Compensation Committee selected these bonus amounts for 2015 due to our performance, as well as the individual performance of the executives.

Our performance during the year ended December 31, 2015 substantially met the expectations set by our board of directors. Net revenue for 2015 of $896 million substantially met our budget of $921 million and, excluding political revenue, was a $317 million increase over the year ended December 31, 2014. We realized an increase in retransmission fee revenues of 92% over 2014 due to our successful negotiation of expiring contracts and an incremental revenue from our newly acquired stations. In addition, we realized an increase in digital media revenue of 93% over the year ended December 31, 2014 primarily due to acquisitions of new stations and digital entities in the years ended December 31, 2015 and 2014.

Operationally, we achieved significant milestones while maintaining discipline in cost management and simultaneously developing new local marketing solutions for our customers. Our budgeted Adjusted EBITDA for the year ended December 31, 2015 of $306 million, compared with actual Adjusted EBITDA of $305 million, was substantially met as we continued to invest for long-term growth.

In the year ended December 31, 2015, we successfully completed our acquisitions of or entry into programming, sales and other services agreements to 14 full power television stations and two digital media businesses, which expanded our penetration across two existing states and into two additional states. During the year ended December 31, 2015, we continued to focus on growing free cash flow and remained disciplined in managing costs. As a result, full year free cash flow for the year ended December 31, rose 30% to $208 million.

The above factors were considered in determining the levels of performance bonuses paid to each of the Named Executive Officers, along with each executive’s individual performance and contribution to the achievement of our goals. Each Named Executive Officer contributed significantly to our 2015 initiatives, including our acquisitions and integration of acquired or newly serviced stations, our organic growth, and our free cash flow growth. Due to the level of incremental effort arising from these initiatives and their favorable impact to us in the year ended December 31, 2015 and for future operations, the Compensation Committee determined that bonuses above the established targets were warranted.

Stock-Based Compensation

We believe that grants of stock-based awards are the most appropriate form of long-term compensation since they provide incentives to promote our long-term success in line with shareholder interests. Our equity incentive plans are intended to motivate and reward the executive officers and to retain their continued services while providing long-term incentive opportunities including the participation in the long-term appreciation of our common stock value.

The Compensation Committee grants stock-based awards to our four non-Chief Executive Officer Named Executive Officers based on the recommendation of our Chief Executive Officer, who evaluates their performance in meeting the goals established at the beginning of each year. The Compensation Committee grants stock-based awards to our Chief Executive Officer primarily based on our overall performance. As with cash bonuses, there is no defined formula for how many stock-based awards will be granted to a Named Executive Officer.

We currently maintain two equity compensation plans – the 2012 Long-Term Equity Incentive Plan and the 2015 Long-Term Equity Incentive Plan, both of which provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards. Awards made under our equity incentive plans have consisted almost exclusively of non-qualified stock options and RSUs. Stock option awards and RSUs vest ratably over four to five years, dependent on continued employment. The exercise price of stock options may not be less than the market price of our Class A common stock on the date of grant. Stock option awards must be exercised within ten years of the date of grant of the option, subject to earlier expiration upon termination of the individual’s employment. The number of awards that may be granted to any one individual in a calendar year is limited to 1,000,000 shares.

We typically grant stock options and stock awards in connection with the renewal of employment agreements. Each of our non-Chief Executive Officer Named Executive Officers received stock awards in the year ended December 31, 2014. In the year ended December 31, 2015, our Chief Executive Officer’s contract was renewed and at the recommendation of the Compensation Committee based on its discussions with and advice from our board of directors and the Hay Group, he was granted 200,000 stock options and 200,000 RSUs.

Perquisites and Other Compensation

All other compensation for our Named Executive Officers includes automobile allowances we paid, the value of the personal use of an automobile, the group life insurance premiums that we paid and our 401(k) matching contributions.

Health Benefits

All full-time employees, including our Named Executive Officers, may participate in our health benefit program, including medical, dental and vision care coverage, disability insurance and life insurance.

Severance Benefits and Change in Control Provisions

All of our Named Executive Officers have entered into employment agreements with us. These employment agreements, among other things, provide for severance compensation to be paid to the executives if they are terminated upon a change of control, or for reasons other than cause, or if they resign for good reason, as defined in the agreements. See “Potential Payments upon Termination or Change in Control” below.

Employment Agreements

We currently have an employment agreement in place with each of our Named Executive Officers. The following is summarized information related to the base salary, annual cash bonus and severance compensation and termination provisions contained in the employment agreement of each Named Executive Officer.

Perry A. Sook

Mr. Sook is employed as President and Chief Executive Officer under an employment agreement, last renewed on January 29, 2015. The term of the renewed agreement expires on January 15, 2019 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Sook’s base salary is $1,400,000 in the year ended December 31, 2015 and $1,500,000 in the year ended December 31, 2016 and thereafter. In addition to his base salary, Mr. Sook is eligible to earn a targeted annual bonus of $1,400,000 for the year ended December 31, 2015 and $1,500,000 for the year ended December 31, 2016 and thereafter, upon achievement of goals established by our board of directors. In the event of termination for reasons other than cause, or if Mr. Sook resigns for good reason, as defined in the agreement, he is eligible to receive his base salary and target bonus for a period of two years.

Thomas E. Carter

Mr. Carter is employed as Chief Financial Officer and Executive Vice President under an employment agreement, which was renewed on August 1, 2014. The term of the new agreement expires on August 3, 2018 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Carter’s base salary is $550,000 from August 3, 2014 through August 2, 2015, $575,000 from August 3, 2015 through August 2, 2016, $600,000 from August 3, 2016 through August 2, 2017 and $625,000 after August 2, 2017. In addition to his base salary, Mr. Carter is eligible to earn a targeted annual bonus of $287,500 for 2015, $300,000 for 2016 and $312,500 for 2017 and thereafter, at the discretion of our Chief Executive Officer and the Nexstar Compensation Committee of our board of directors, based on Mr. Carter’s achievement of goals established by our Chief Executive Officer and the Nexstar Compensation Committee. In the event of termination for reasons other than cause, or if Mr. Carter resigns for good reason, as defined in the agreement, Mr. Carter is eligible to receive his base salary for a period of one year.

Timothy C. Busch

Mr. Busch is employed as Executive Vice President and Co-Chief Operating Officer under an employment agreement, last renewed on May 31, 2013. The term of the agreement expires on June 1, 2018 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Busch’s base salary is $435,000 from June 1, 2014 through May 31, 2015, $445,000 from June 1, 2015 through May 31, 2016, $455,000 from June 1, 2016 through May 31, 2017 and $475,000 thereafter. In addition to his base salary, Mr. Busch is eligible to earn a targeted annual bonus of $222,500 for 2015, $227,500 for 2016 and $237,500 for 2017 and thereafter, at the discretion of our Chief Executive Officer, based on Mr. Busch’s attainment of goals set by our Chief Executive Officer. In the event of termination upon change of control or for reasons other than cause, or if Mr. Busch resigns for good reason, as defined in the agreement, Mr. Busch is eligible to receive his base salary for a period of one year.

Brian Jones

Mr. Jones is employed as Executive Vice President and Co-Chief Operating Officer under an employment agreement, last renewed on May 31, 2013. The term of the agreement expires on June 1, 2018 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Jones’ base salary is $435,000 from June 1, 2014 through May 31, 2015, $445,000 from June 1, 2015 through May 31, 2016, $455,000 from June 1, 2016 through May 31, 2017 and $475,000 thereafter. In addition to his base salary, Mr. Jones is eligible to earn a targeted annual bonus of $222,500 for 2015, $227,500 for 2016 and $237,500 for 2017 and thereafter, at the discretion of our Chief Executive Officer, based on Mr. Jones’ attainment of goals set by our our Chief Executive Officer. In the event of termination upon a change of control or for reasons other than cause, or if Mr. Jones resigns for good reason, as defined in the agreement, Mr. Jones is eligible to receive his base salary for a period of one year.

Thomas O’Brien

Mr. O’Brien is employed as Executive Vice President, Digital Media and Chief Revenue Officer under an employment agreement, effective as of November 1, 2013. The term of the agreement expires on October 31, 2018 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. O’Brien’s base salary is $425,000 from November 1, 2014 through October 31, 2015, $435,000 from November 1, 2015 through October 31, 2016, $445,000 from November 1, 2016 through October 31, 2017 and $455,000 thereafter. In addition to his base salary, Mr. O’Brien is eligible to earn a targeted annual bonus in an amount up to fifty percent of his base salary, at the discretion of our Chief Executive Officer and with the approval of the Nexstar Compensation Committee, based on, among other things, whether we achieved our revenue and profit goals for such fiscal year. In the event of termination upon change of control or for reasons other than cause, or if Mr. O’Brien resigns for good reason, as defined in the agreement, Mr. O’Brien is eligible to receive his base salary for a period of one year.

Compensation of Named Executive Officers

The following table sets forth information that summarizes compensation for the years ended December 31, 2015, 2014, and 2013 for our Named Executive Officers.

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Perry A. Sook	2015	$1,450,000	$1,750,000	$9,047,622	$6,290,517	$16,776	$18,554,915
President, Chief Executive Officer and Director	2014	1,295,385	1,700,000	—	—	11,025	3,006,410
	2013	1,191,539	1,600,000	—	—	11,482	2,803,021
Thomas E. Carter	2015	580,769	550,000	—	—	14,896	1,145,665
Chief Financial Officer and Executive Vice President	2014	473,846	500,000	557,208	2,397,150	12,909	3,941,113
	2013	423,654	400,000	—	—	11,884	835,538
Timothy C. Busch	2015	457,500	300,000	—	—	5,124	762,624
Executive Vice President, Co-Chief Operating Officer	2014	430,385	400,000	—	1,278,480	4,867	2,113,732
	2013	404,231	325,000	—	—	5,617	734,848
Brian Jones	2015	457,500	300,000	—	—	14,900	772,400
Executive Vice President, Co-Chief Operating Officer	2014	430,385	400,000	—	1,278,480	13,972	2,122,837
	2013	404,231	325,000	—	—	13,811	743,042
Thomas O’Brien (1)	2015	442,885	217,500	—	—	13,038	673,423
Executive Vice President, Digital Media and	2014	416,154	250,000	—	1,278,480	12,444	1,957,078
Chief Revenue Officer	2013	49,481	40,000	—	—	1,073	90,554

(1)	Thomas O’Brien joined Nexstar in November 2013.
(2)

Represents the grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (ASC) 718. See the Notes to our Consolidated Financial Statements in the Original Filing for a discussion of the assumptions made in the valuation of these awards.

(3)	All Other Compensation consists of the following items:

	Year	Automobile Allowance (a) ($)	Life Insurance Premiums (b) ($)	Company Contributions to 401(k) Plans ($)	Total ($)
Perry A. Sook	2015	$10,452	$2,349	$3,975	$16,776
	2014	4,121	2,326	4,578	11,025
	2013	4,072	2,322	5,088	11,482
Thomas E. Carter	2015	9,346	1,575	3,975	14,896
	2014	7,154	1,115	4,640	12,909
	2013	6,000	1,032	4,852	11,884
Timothy C. Busch	2015	730	845	3,549	5,124
	2014	—	597	4,270	4,867
	2013	690	552	4,375	5,617
Brian Jones	2015	9,346	1,579	3,975	14,900
	2014	9,000	597	4,375	13,972
	2013	8,884	552	4,375	13,811
Thomas O’Brien	2015	9,346	293	3,399	13,038
	2014	9,000	247	3,197	12,444
	2013	1,073	—	—	1,073

(a)	Represents either the automobile allowance paid to the individual or the value of their personal use of a company-owned automobile.
(b)	Represents personal group life insurance premiums paid by Nexstar.

2015 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning grants of plan-based awards made to each of our Named Executive Officers during the year ended December 31, 2015:

	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units Options (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Perry A. Sook	1/14/2015 1/14/2015	— 200,000	200,000 —	$47.11 n/a	$6,290,517 9,047,622
Thomas E. Carter	—	—	—	—	—
Timothy C. Busch	—	—	—	—	—
Brian Jones	—	—	—	—	—
Thomas O’Brien	—	—	—	—	—

(1)

Represents the grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (ASC) 718. See the Notes to our Consolidated Financial Statements in the Original Filing for a discussion of the assumptions made in the valuation of these awards.

2015 OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table sets forth information concerning outstanding equity awards held by our Named Executive Officers as of December 31, 2015:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Perry A. Sook	300,000	—		$4.56	12/20/2017	—		—
	750,000	250,000	(2)	9.60	9/11/2022	—		—
	—	200,000	(3)	47.11	1/14/2025	—		—
	—	—		—	—	200,000	(4)	$9,047,622
Thomas E. Carter	85,000	—		3.95	1/21/2020	—		—
	18,750	56,250	(5)	46.03	1/15/2024	—		—
	—	—		—	—	9,375	(6)	417,906
Timothy C. Busch	20,000	—		5.85	12/10/2020	—		—
	10,000	30,000	(7)	46.03	1/15/2024	—		—
Brian Jones	12,841	—		4.56	12/20/2017	—		—
	35,000	—		0.82	6/12/2019	—		—
	10,000	30,000	(7)	46.03	1/15/2024	—		—
Thomas O’Brien	10,000	30,000	(7)	46.03	1/15/2024	—		—

(1)	Stock options expire ten years from the date of grant.
(2)	These stock options will vest and become exercisable on September 11, 2016.
(3)	50,000 stock options will vest and become exercisable on each of January 14, 2016, 2017, 2018 and 2019.
(4)	50,000 RSUs will vest and convert into shares of stock on each of January 14, 2016, 2017, 2018 and 2019.
(5)	18,750 stock options will vest and become exercisable on each of January 15, 2016, 2017 and 2018.
(6)	3,125 RSUs will vest and convert into shares of stock on each of August 1, 2016, 2017 and 2018.
(7)	10,000 stock options will vest and become exercisable on each of January 15, 2016, 2017 and 2018.

2015 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information concerning option exercises and stock vested for each of our Named Executive Officers during the year ended December 31, 2015:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting (2) ($)
Perry A. Sook	300,000	$15,682,396	—	—
Thomas E. Carter	—	—	3,125	$179,250
Timothy C. Busch	80,000	4,088,083	—	—
Brian Jones	7,159	382,577	—	—
Thomas O’Brien	—	—	—	—

(1)

The “value realized on exercise” is calculated by determining the difference between the market price of the option award at exercise and the exercise price multiplied by the number of shares acquired on exercise.

(2)	The “value realized on vesting” is calculated by multiplying the number of shares acquired by the market price of the stock award on vesting date.

Potential Payments upon Termination or Change in Control

Each of the Named Executive Officers has entered into an employment agreement with us. Included in each employment agreement are provisions regarding termination of employment, including a change in control. The circumstances that would result in the payment of severance compensation and other benefits under the employment agreements are identical for each of the Named Executive Officers. See “Employment Agreements” above for more information.

As defined in the employment agreements, there are three different circumstances that would result in the payment of severance compensation, each as defined in the employment agreements, as follows: (1) change in control; (2) termination for reasons other than cause; and (3) resignation by the Named Executive Officer with good reason.

In the event of termination for any of the above reasons, as defined in the employment agreements, each Named Executive Officer is eligible to receive his base salary for a period of one year (except for Mr. Sook who would receive two years base salary plus two years target bonus).

The following table sets forth potential payments to our Named Executive Officers under their employment agreements, for various circumstances involving the termination of employment of the Named Executive Officers or a change in control, assuming a December 31, 2015 termination date.

	Death or Disability ($)	Change in Control ($)	Involuntary Termination With Cause ($)	Involuntary Termination Without Cause ($)	Voluntary Termination With Good Reason ($)	Voluntary Termination Without Good Reason ($)
Perry A. Sook	—	$5,600,000	—	$5,600,000	$5,600,000	—
Thomas E. Carter	—	585,417	—	585,417	585,417	—
Timothy C. Busch	—	450,833	—	450,833	450,833	—
Brian Jones	—	450,833	—	450,833	450,833	—
Thomas O’Brien	—	652,500	—	652,500	652,500	—

Compensation of Directors

Our employees do not receive additional compensation for their services as directors. Accordingly, Mr. Sook serves on our board of directors without additional compensation. Each non-employee director receives compensation of $60,000 per year for their services as our director. The Audit Committee Chairman, the Compensation Committee Chairman and the Nominating and Corporate Governance Committee Chairman receive additional annual compensation of $15,000, $10,000 and $7,500, respectively. Each non-employee director also receives $1,500 for each in-person meeting of our board of directors or committee thereof of which they are a member and $750 for each telephonic meeting that they attended. We reimburse our directors for business-related travel expenses.

Each class of our directors holds office until the applicable meeting of our shareholders for election of the class of directors and until their successors are elected and qualified. There are no family relationships among our directors or executive officers.

2015 DIRECTOR COMPENSATION

The following table sets forth information concerning compensation to each of our directors (excluding our Chief Executive Officer) during the year ended December 31, 2015:

	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)
Geoff Armstrong	$87,250	$—	$87,250
Jay M. Grossman	72,000	—	72,000
I. Martin Pompadur	84,000	—	84,000
Dennis A. Miller	72,750	—	72,750
C. Thomas McMillen	71,250	—	71,250
Lisbeth McNabb	89,250	—	89,250

(1)

No stock or option awards were granted to directors during the year ended December 31, 2015. The aggregate option awards outstanding for each director as of December 31, 2015 were as follows (in shares):

	Vested	Unvested
Geoff Armstrong	10,000	15,000
Jay M. Grossman	5,000	15,000
I. Martin Pompadur	6,000	15,000
Dennis A. Miller	2,500	7,500
C. Thomas McMillen	2,500	7,500
Lisbeth McNabb	5,950	15,000

Stock options vest over a range of four to five years and expire ten years from the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 3, 2016 by (i) those persons known to us to be the beneficial owners of more than five percent of the outstanding shares of our Class A common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual had the right to acquire as of May 2, 2016 (60 days after March 3, 2016) through the exercise of any stock option or other right. This information has been furnished by the persons named in the table below or in filings made with the SEC. Where the number of shares set forth below includes shares beneficially owned by spouses and minor children, the named persons disclaim any beneficial interest in the shares so included. As of March 3, 2016, 30,677,804 shares of our Class A common stock were outstanding and there were no shares issued and outstanding under our Class B common stock, Class C common stock or preferred stock. Unless otherwise indicated, each person’s address is c/o Nexstar Broadcasting Group, Inc., 545 E. John Carpenter Freeway, Suite 700, Irving, Texas 75062.

BENEFICIAL OWNERSHIP TABLE

	Class A Common Stock
Name of Beneficial Owner	Direct Ownership	Vested Options	Total	%
Beneficial Owners of More Than 5%:
Neuberger Berman Group, LLC (1)	2,884,352	—	2,884,352	9.4%
MSD Partners, L.P. (2)	2,734,270	—	2,734,270	8.9%
The Vanguard Group (3)	2,017,184	—	2,017,184	6.6%
FMR, LLC (4)	1,947,552	—	1,947,552	6.3%
BlackRock, Inc. (5)	1,890,982	—	1,890,982	6.2%
The Bank of New York Mellon (6)	1,534,941	—	1,534,941	5.0%
Directors:
Perry A. Sook (7)	975,956	1,100,000	2,075,956	6.5%
Geoff Armstrong	—	15,000	15,000	0.0%
Jay M. Grossman	50,000	10,000	60,000	0.2%
I. Martin Pompadur	1,000	11,000	12,000	0.0%
Dennis A. Miller	4,500	5,000	9,500	0.0%
Lisbeth McNabb	—	10,950	10,950	0.0%
C. Thomas McMillen	—	2,500	2,500	0.0%
Named Executive Officers:
Thomas E. Carter (8)	65,947	122,500	188,447	0.6%
Timothy C. Busch	40,214	40,000	80,214	0.3%
Brian Jones	10,500	67,841	78,341	0.3%
Thomas O’Brien	—	20,000	20,000	0.1%
All directors and executive officers as a group (16 persons)	1,180,693	1,521,291	2,701,984	8.4%

(1)

The number of shares is derived from the Schedule 13G/A regarding ownership of Nexstar Class A common stock filed with the SEC on February 9, 2016. The address of Neuberger Berman Group LLC is 605 Third Avenue, New York, NY 10158.

(2)

The number of shares is derived from the Schedule 13G/A regarding ownership of Nexstar Class A common stock filed with the SEC on February 16, 2016. The address of MSD Partners, L.P. is 645 Fifth Avenue, 21st Floor, New York, NY 10022.

(3)

The number of shares is derived from the Schedule 13G/A regarding ownership of Nexstar Class A common stock filed with the SEC on February 11, 2016. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

The number of shares is derived from the Schedule 13G/A regarding ownership of Nexstar Class A common stock filed with the SEC on February 12, 2016. The address of FMR, LLC is 245 Summer Street, Boston, MA 02210.

(5)

The number of shares is derived from the Schedule 13G/A regarding ownership of Nexstar Class A common stock filed with the SEC on January 27, 2016. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)

The number of shares is derived from the Schedule 13G regarding ownership of Nexstar Class A common stock filed with the SEC on January 26, 2016. The address of The Bank of New York Mellon Corporation is 225 Liberty Street, New York, NY 10286.

(7)	Represents shares owned by PS Sook Ltd., of which Mr. Sook and his spouse are the beneficial owners.
(8)	Of the shares held by Mr. Carter, 15,000 shares have been pledged in favor of Bank of America Merrill Lynch as collateral for Mr. Carter’s personal line of credit.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our board of directors has not adopted a written policy or procedure for the review, approval and ratification of related party transactions, as the Audit Committee Charter already requires the Audit Committee to review all relationships and transactions in which our employees, directors and officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, the Audit Committee will decide whether the related-party transaction is appropriate and will approve only those transactions that are in our best interest.

All employees sign a conflict of interest statement annually, and we require our directors and executive officers to complete annually a directors’ and officers’ questionnaire which requires disclosure of any related-party transactions. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our periodic filings as appropriate.

Under the NASDAQ independence rules, our independent directors are Messrs. Armstrong, Grossman, Pompadur, Miller and McMillen and Ms. McNabb. All of the committees of our board of directors are comprised solely of independent directors.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND OTHER MATTERS

In addition to having retained PricewaterhouseCoopers to audit our financial statements for the years ended December 31, 2015 and 2014 and review the financial statements included in our Quarterly Reports on Form 10-Q during such years, we retained PricewaterhouseCoopers to provide advice on tax compliance matters. The aggregate fees, including expenses, billed for professional services we incurred and rendered by PricewaterhouseCoopers in the years ended December 31, 2015 and 2014 for these various services were:

Type of Fees	2015	2014
Audit Fees (1)	$1,879,500	$1,833,000
Audit Related Fees (2)	53,600	—
Tax Fees (3)	475,700	289,839
All Other Fees (4)	—	1,800
Total	$2,408,800	$2,124,639

(1)

“Audit Fees” are fees billed for professional services for the audit of our consolidated financial statements included in our Annual Reports on Form 10-K and review of our financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements, including registration statements.

(2)	“Audit Related Fees” are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” are fees billed for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed for any professional services not included in the first three categories.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee pre-approves all services relating to PricewaterhouseCoopers.

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(3)	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Original Filing for the year ended December 31, 2015 to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR BROADCASTING GROUP, INC.

By:	/s/ PERRY A. SOOK
Perry A. Sook
President and Chief Executive Officer

By:	/s/ THOMAS E. CARTER
Thomas E. Carter
Chief Financial Officer

Dated: April 29, 2016

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

21.1	Subsidiaries of the Registrant. **

23.1	Consent issued by PricewaterhouseCoopers LLP. **

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.**

32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.**

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
**

Previously furnished or filed with the Annual Report on Form 10-K for the year ended December 31, 2015, originally filed by Nexstar Broadcasting Group, Inc. on February 26, 2016, which is being amended hereby.