Form 10-Q
period 2016-03-31
NEXSTAR BROADCASTING GROUP INC
filed 2016-05-10
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 2, 2016, the registrant had 30,677,804 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,821	$43,416
Accounts receivable, net of allowance for doubtful accounts of $6,048 and $5,369, respectively	199,999	192,991
Broadcast rights	14,937	16,297
Prepaid expenses and other current assets	6,570	7,324
Total current assets	234,327	260,028
Property and equipment, net	287,655	266,583
Goodwill	459,924	451,662
FCC licenses	501,264	489,335
Other intangible assets, net	323,955	314,361
Other noncurrent assets, net	85,060	53,165
Total assets(1)	$1,892,185	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$24,265	$22,139
Current portion of broadcast rights payable	15,824	17,510
Accounts payable	24,925	25,936
Accrued expenses	54,350	60,559
Interest payable	15,833	10,939
Other current liabilities	9,914	8,978
Total current liabilities	145,111	146,061
Debt	1,489,899	1,454,075
Deferred tax liabilities	94,525	101,764
Other noncurrent liabilities	45,100	46,861
Total liabilities(1)	1,774,635	1,748,761
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2016 and December 31, 2015	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,621,369 shares issued at each of March 31, 2016 and December 31, 2015 and 30,677,804 and 30,627,804 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	316	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2016 and December 31, 2015	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	402,544	396,224
Accumulated deficit	(246,393)	(268,120)
Treasury stock - at cost; 943,565 and 993,565 shares at March 31, 2016 and December 31, 2015, respectively	(45,063)	(47,746)
Total Nexstar Broadcasting Group, Inc. stockholders' equity	111,404	80,674
Noncontrolling interests in consolidated variable interest entities	6,146	5,699
Total stockholders' equity	117,550	86,373
Total liabilities and stockholders' equity	$1,892,185	$1,835,134

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of March 31, 2016 and December 31, 2015 include certain assets held by consolidated VIEs of $118.8 million and $119.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of March 31, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $39.7 million and $40.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$255,658	$201,735
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	90,123	68,029
Selling, general, and administrative expenses, excluding depreciation and amortization	68,165	57,289
Amortization of broadcast rights	14,804	14,581
Amortization of intangible assets	12,079	13,060
Depreciation	12,558	10,872
Total operating expenses	197,729	163,831
Income from operations	57,929	37,904
Interest expense, net	(20,654)	(19,293)
Other expenses	(136)	(118)
Income before income taxes	37,139	18,493
Income tax expense	(14,865)	(6,581)
Net income	22,274	11,912
Net (income) loss attributable to noncontrolling interests	(547)	995
Net income attributable to Nexstar Broadcasting Group, Inc.	$21,727	$12,907
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$0.71	$0.41
Diluted	$0.69	$0.40
Weighted average number of common shares outstanding:
Basic	30,658	31,196
Diluted	31,538	32,256

Dividends declared per common share	$0.24	$0.19

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2015	-	$-	31,621,369	$316	-	$-	-	$-	$396,224	$(268,120)	(993,565)	$(47,746)	$5,699	$86,373
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,134	-	-	-	-	3,134
Vesting of restricted stock units	-	-	-	-	-	-	-	-	(2,683)	-	50,000	2,683	-	-
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	13,224	-	-	-	-	13,224
Common stock dividends declared	-	-	-	-	-	-	-	-	(7,355)	-	-	-	-	(7,355)
Purchase of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	(100)	(100)
Net income	-	-	-	-	-	-	-	-	-	21,727	-	-	547	22,274
Balances as of March 31, 2016	-	$-	31,621,369	$316	-	$-	-	$-	$402,544	$(246,393)	(943,565)	$(45,063)	$6,146	$117,550

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$22,274	$11,912
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	673	453
Amortization of broadcast rights, excluding barter	5,637	5,162
Depreciation of property and equipment	12,558	10,872
Amortization of intangible assets	12,079	13,060
(Gain) loss on asset disposal, net	(97)	802
Amortization of debt financing costs and debt discounts	946	885
Stock-based compensation expense	3,134	2,858
Deferred income taxes	6,815	5,139
Payments for broadcast rights	(6,258)	(5,271)
Deferred gain recognition	(108)	(109)
Amortization of deferred representation fee incentive	(286)	(264)
Non-cash representation contract termination fee	-	1,516
Excess tax benefit from stock option exercises	(13,224)	(1,686)
Loss on change in the fair value of contingent consideration	404	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(6,877)	934
Prepaid expenses and other current assets	883	1,452
Other noncurrent assets	81	56
Accounts payable and accrued expenses	(6,516)	(5,781)
Taxes payable	146	(4,478)
Interest payable	4,894	12,011
Other noncurrent liabilities	1,273	103
Net cash provided by operating activities	38,431	49,626
Cash flows from investing activities:
Purchases of property and equipment	(7,741)	(6,401)
Deposits and payments for acquisitions, net of cash acquired	(103,971)	(459,979)
Proceeds from sale of a station	-	26,805
Proceeds from disposals of property and equipment	160	877
Net cash used in investing activities	(111,552)	(438,698)
Cash flows from financing activities:
Proceeds from long-term debt	58,000	411,950
Repayments of long-term debt	(20,897)	(104,140)
Payments for debt financing costs	-	(2,920)
Proceeds from exercise of stock options	-	1,465
Excess tax benefit from stock option exercises	13,224	1,686
Common stock dividends paid	(7,355)	(5,921)
Purchase of noncontrolling interests	(100)	-
Payments for capital lease obligations	(346)	(376)
Net cash provided by financing activities	42,526	301,744
Net decrease in cash and cash equivalents	(30,595)	(87,328)
Cash and cash equivalents at beginning of period	43,416	131,912
Cash and cash equivalents at end of period	$12,821	$44,584
Supplemental information:
Interest paid	$14,813	$6,397
Income taxes paid, net of refunds	$5,978	$5,925
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,313	$1,321
Noncash purchases of property and equipment	$42	$1,276
Accrued debt financing costs	$-	$127

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2016, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by variable interest entities (“VIEs”), in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties.

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

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	March 31,	December 31,
	2016	2015
Current assets	$3,573	$2,910
Property and equipment, net	3,865	4,004
Goodwill	17,875	18,182
FCC licenses	73,561	74,312
Other intangible assets, net	19,670	20,112
Other noncurrent assets, net	227	389
Total assets	118,771	119,909

Current liabilities	13,174	14,288
Noncurrent liabilities	26,534	26,427
Total liabilities	$39,708	$40,715

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with the owner-operator of an entity. The term local service agreement generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA. As of January 1, 2016, the Company adopted ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which did not change the consolidation status of any of the Company’s VIEs.

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall Broadcasting Group, Inc. (“Marshall”), White Knight Broadcasting (“White Knight”) and Parker Broadcasting of Colorado, LLC (“Parker”) are consolidated by Nexstar because Nexstar is deemed under U.S. GAAP to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 6), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight which permit Nexstar to acquire the assets and assume the liabilities of each Mission or White Knight station, subject to Federal Communications Commission (“FCC”) consent.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2016 with Mission, Marshall, Parker and White Knight:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission	WFXP and KHMT
	Parker	KFQX
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KFXK, KSHV

Nexstar’s ability to receive cash from Mission, Marshall, Parker and White Knight is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission, Marshall, Parker and White Knight maintain complete responsibility for and control over programming, finances, personnel and operation of their stations.

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$2,045	$6,137
Accounts receivable, net	20,089	16,400
Prepaid expenses and other current assets	2,867	3,460
Total current assets	25,001	25,997
Property and equipment, net	28,894	29,681
Goodwill	69,518	69,825
FCC licenses	73,561	74,312
Other intangible assets, net	56,606	58,053
Other noncurrent assets, net	20,874	22,572
Total assets	$274,454	$280,440

Current liabilities:
Current portion of debt	$7,435	$6,985
Interest payable	28	28
Other current liabilities	13,174	14,288
Total current liabilities	20,637	21,301
Debt	274,220	276,131
Other noncurrent liabilities	26,534	26,427
Total liabilities	$321,391	$323,859

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

In connection with a proposed acquisition of four full power television stations from West Virginia Media Holdings, LLC (“WVMH”), Nexstar began providing programming and sales services to WVMH stations effective December 1, 2015. Pursuant to the terms of the TBA with WVMH, Nexstar will pay an aggregate base fee of $7.5 million in equal monthly payments from the effective date through the final closing of the proposed acquisition which Nexstar projects to occur at the end of 2016. In the event that the proposed acquisition is not consummated for reasons beyond the control of Nexstar and WVMH, the TBA will terminate no later than June 30, 2017. See Note 3 for additional information.

Nexstar has determined that it has variable interests in WYZZ and the stations owned by WVMH. Nexstar has evaluated its arrangements with Cunningham and WVMH and has determined that it is not the primary beneficiary of the variable interests in these stations because it does not have the ultimate power to direct the activities that most significantly impact the stations’ economic performance, which we define as developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of VIEs. Under the local service agreements for WYZZ and stations owned by WVMH, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ and WVMH agreements consists of the fees paid to Cunningham and WVMH. Additionally, Nexstar indemnifies the owners of WYZZ and WVMH from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the respective agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

As of March 31, 2016 and December 31, 2015, Nexstar had balances in accounts payable of $1.2 million and $0.8 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $5.2 million and $1.0 million, respectively. Fees incurred under these arrangements of $1.2 million and $0.1 million were included in direct operating expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended
	March 31,
	2016	2015
Weighted average shares outstanding - basic	30,658	31,196
Dilutive effect of equity incentive plan instruments	880	1,060
Weighted average shares outstanding - diluted	31,538	32,256

The Company has outstanding stock options and unvested restricted stock units to acquire 920,000 and 1,043,000 weighted average shares of common stock for the three months ended March 31, 2016 and 2015, respectively, the effects of which were excluded from the calculation of diluted income per share, as their inclusion would have been anti-dilutive for the periods presented.

Income Taxes

The Company expects to be able to utilize the excess tax benefits related to stock option exercises that occurred in 2013 during the 2016 tax year.  This resulted in a recognition of $13.2 million of deferred tax assets through accumulated paid in capital during the three months ended March 31, 2016.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s service contracts. The Company has applied the change in accounting prospectively as of January 1, 2016. The change in accounting principle did not have a significant impact on the Company’s results of operations, cash flows or stockholders’ equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). The purpose of the amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in ASU 2016-07 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

3.  Acquisitions and Dispositions

WVMH

On November 16, 2015, Nexstar entered into a definitive agreement to acquire the assets of four CBS and NBC full power television stations from WVMH for $130.0 million in cash, subject to adjustments for working capital. The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. WBOY in the Clarksburg-Weston, West Virginia market is affiliated with NBC. The acquisition will allow Nexstar entrance into these markets. Nexstar began providing programming and sales services to these stations pursuant to TBAs effective December 1, 2015 which will terminate upon completion of the acquisition. If the purchase cannot be completed for reasons beyond the control of Nexstar and the seller, the TBA will terminate no later than June 30, 2017. As discussed in Note 2, Nexstar is not the primary beneficiary of the variable interests in WVMH’s stations. Therefore, Nexstar has not consolidated these stations under authoritative guidance related to the consolidation of VIEs.

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

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first closing are as follows (in thousands):

Accounts receivable	$438
Prepaid expenses and other current assets	114
Property and equipment	18,362
Other intangible assets	3,308
Total assets acquired at first closing	22,222
Less: Accounts payable and accrued expenses	(623)
Less: Other noncurrent liabilities	(307)
Net assets acquired at first closing	21,292
Deposit on second closing	43,672
Total paid at first closing	$64,964

Other intangible assets are amortized over an estimated weighted average useful life of three years.

The proposed acquisition allows Nexstar to return the assets acquired in the first closing to WVMH if the second closing cannot be completed for reasons beyond the control of Nexstar and WVMH. Since not all assets needed to operate the stations were acquired in January 2016 and due to the possibility of termination of the TBA to utilize the remaining assets, the first closing does not represent an acquisition of a business. Thus, the excess of total payments in the first closing over the provisional fair values of the assets acquired and liabilities assumed was considered a deposit.

The remaining purchase price of $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under Nexstar’s senior secured credit facility which is projected to occur at the end of 2016. The acquisition is subject to FCC approval and other customary conditions. Transaction costs relating to this proposed acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the three months ended March 31, 2016.

Reiten

On February 1, 2016, Nexstar completed the acquisition of the assets of four full power television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, subject to adjustments for working capital, funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 6). The purchase price includes a $2.2 million deposit paid by Nexstar upon signing the purchase agreement in September 2015. The stations, all affiliated with CBS, are KXMC, KXMB, KXMA and KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMB, KXMA and KXMD are satellite stations of KXMC. This acquisition allows Nexstar entrance into this market. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the three months ended March 31, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$13
Property and equipment	8,175
FCC licenses	9,779
Network affiliation agreements	16,084
Other intangible assets	2,051
Goodwill	7,911
Total assets acquired	44,013
Less: Broadcast rights payable	(13)
Less: Accrued expenses	(2)
Net assets acquired	$43,998

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of two and a half years.

The stations’ net revenue of $2.6 million and operating income of $0.4 million from the date of acquisition to March 31, 2016 have been included in the accompanying Condensed Consolidated Statements of Operations.

KCWI

On March 14, 2016, Nexstar completed the acquisition of the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.8 million. A deposit of $0.2 million was paid upon signing the purchase agreement in October 2014. No significant transaction costs relating to this acquisition were incurred during the three months ended March 31, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$367
Broadcast rights	1,740
Prepaid expenses and other current assets	15
Property and equipment	900
FCC licenses	2,150
Other intangible assets	230
Goodwill	351
Total assets acquired	5,753
Less: Broadcast rights payable	(1,886)
Less: Accrued expenses	(18)
Net assets acquired	$3,849

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes.

KCWI had no significant revenue or operating results from the date of acquisition to March 31, 2016.

Unaudited Pro Forma Information

The acquisitions of four full power television stations from Reiten and KCWI from Pappas are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

Future Acquisition

Media General

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, Inc. (“Media General”), whereby Nexstar will acquire the latter’s outstanding equity for $10.55 per share in cash and 0.1249 of a share of Nexstar’s Class A common stock for each Media General share. The terms of the agreement also include potential additional consideration to Media General shareholders in the form of a non-transferable contingent value right (“CVR”) for each Media General share entitling Media General shareholders to net cash proceeds, if any, from the sale of Media General’s spectrum in the FCC’s upcoming spectrum auction. Depending on the timing of the FCC auction, the CVR may be issued before or at the time of the merger. Each unvested Media General stock option outstanding prior to the completion of the merger will become fully vested and will be converted into an option to purchase Nexstar’s Class A common stock, pursuant to the terms of the merger agreement. Additionally, unless the CVR has been issued prior to the completion of the merger, the holders of Media General stock options will also be entitled to one CVR for each share subject to the Media General stock option immediately prior to the completion of the merger. All other equity-based awards of Media General that are outstanding prior to the merger will vest in full and will be converted into the right to receive the cash, stock and contingent consideration as described above, subject to the terms of the merger agreement. The total consideration for this proposed acquisition is approximately $2.1 billion in cash and stock, estimated based on Nexstar’s Class A common stock market price per share of $44.27 on March 31, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR. Transaction costs relating to this proposed acquisition, including legal and professional fees of $4.3 million, were expensed as incurred during the three months ended March 31, 2016.

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

The merger is subject to a vote by stockholders of Nexstar and Media General, FCC and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. The merger is not subject to any financing condition and Nexstar received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their VIEs. With respect to Nexstar and certain of its VIEs, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans.

Upon completion of the merger, which is expected to occur in the fourth quarter of 2016, the combined company will be named Nexstar Media Group, Inc.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2016			December 31, 2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$630,676	$(344,418)	$286,258	$614,592	$(338,016)	$276,576
Other definite-lived intangible assets	1-15	90,510	(52,813)	37,697	84,921	(47,136)	37,785
Other intangible assets		$721,186	$(397,231)	$323,955	$699,513	$(385,152)	$314,361

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2016, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2016 (in thousands):

Remainder of 2016	$37,025
2017	40,953
2018	30,073
2019	27,160
2020	24,005
2021	23,802
Thereafter	140,937
$323,955

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$497,653	$(45,991)	$451,662	$538,756	(49,421)	$489,335
Acquisitions (See Note 3)	8,262	-	8,262	11,929	-	11,929
Balances as of March 31, 2016	$505,915	$(45,991)	$459,924	$550,685	$(49,421)	$501,264

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2016, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Compensation and related taxes	$15,026	$15,810
Network affiliation fees	21,229	22,324
Other	18,095	22,425
	$54,350	$60,559

6.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Term loans, net of financing costs and discount of $8,188 and $8,715, respectively	$677,853	$682,223
Revolving loans	44,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,997 and $5,223, respectively	520,003	519,777
6.125% Senior unsecured notes due 2022, net of financing costs of $2,692 and $2,786, respectively	272,308	272,214
	1,514,164	1,476,214
Less: current portion	(24,265)	(22,139)
	$1,489,899	$1,454,075

2016 Transactions

In January and February 2016, Nexstar borrowed a total of $58.0 million under its revolving credit facility to partially fund the Reiten and WVMH acquisitions discussed in Note 3. Through March 2016, Nexstar repaid $16.0 million outstanding principal balance under its revolving credit facility funded by cash on hand.

In March 2016, Nexstar, Mission and Marshall paid the contractual maturities under their senior secured credit facilities totaling $4.9 million.

Unused Commitments and Borrowing Availability

The Company had $61.0 million of total unused revolving loan commitments under its amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2016. During the first week of May 2016, Nexstar repaid $14.0 million of outstanding revolving loans, funded by cash on hand. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2016, Nexstar was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Marshall senior secured credit facilities in the event of their default. Similarly, Mission and Marshall are guarantors of the Nexstar senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.875% senior unsecured notes due 2020 (“6.875% Notes”) and 6.125% senior unsecured notes due 2022 (“6.125% Notes”).

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$677,853	$680,000	$682,223	$678,045
Revolving loans(1)	44,000	43,424	2,000	1,961
6.875% Senior unsecured notes(2)	520,003	543,375	519,777	534,188
6.125% Senior unsecured notes(2)	272,308	273,625	272,214	269,500

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

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The incentive auction commenced on March 29, 2016.  Nexstar and certain of its local service agreement partners filed applications to participate in the incentive auction. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements for certain of their stations. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, comments and reply comments have been submitted and the Company cannot predict the proceeding’s outcome.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s prohibition on certain joint negotiations, on its business.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and the Company cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, the Company’s business and results of operations could be materially and adversely affected.

8.  Commitments and Contingencies

Guarantees of Mission and Marshall Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding. As of March 31, 2016, Mission had a maximum commitment of $233.1 million under its senior secured credit facility, of which $225.1 million of debt was outstanding, and Marshall had used all of its commitment and had outstanding debt obligations of $56.5 million.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months ended March 31, 2016	Broadcasting	Other	Consolidated
Net revenue	$241,088	$14,570	$255,658
Depreciation	10,987	1,571	12,558
Amortization of intangible assets	8,711	3,368	12,079
Income (loss) from operations	76,928	(18,999)	57,929

Three Months ended March 31, 2015	Broadcasting	Other	Consolidated
Net revenue	$190,845	$10,890	$201,735
Depreciation	9,704	1,168	10,872
Amortization of intangible assets	10,888	2,172	13,060
Income (loss) from operations	52,674	(14,770)	37,904

As of March 31, 2016	Broadcasting	Other	Consolidated
Goodwill	$421,227	$38,697	$459,924
Assets	1,722,125	170,060	1,892,185

As of December 31, 2015	Broadcasting	Other	Consolidated
Goodwill	$412,965	$38,697	$451,662
Assets	1,660,737	174,397	1,835,134

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 6.875% Notes and the 6.125% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Enterprise Technology LLC, a wholly-owned subsidiary of Nexstar, and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 6.875% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,897	$1,330	$7,594	$-	$12,821
Accounts receivable	-	168,740	11,985	19,274	-	199,999
Amounts due from consolidated entities	-	16,272	60,056	-	(76,328)	-
Other current assets	-	18,255	1,120	2,132	-	21,507
Total current assets	-	207,164	74,491	29,000	(76,328)	234,327
Investments in subsidiaries	202,048	38,259	-	-	(240,307)	-
Amounts due from consolidated entities	-	124,657	-	-	(124,657)	-
Property and equipment, net	-	253,914	21,344	12,397	-	287,655
Goodwill	-	351,709	32,489	75,726	-	459,924
FCC licenses	-	427,703	41,563	31,998	-	501,264
Other intangible assets, net	-	243,308	18,287	62,360	-	323,955
Other noncurrent assets	-	64,132	19,339	1,589	-	85,060
Total assets	$202,048	$1,710,846	$207,513	$213,070	$(441,292)	$1,892,185
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$16,830	$2,335	$5,100	$-	$24,265
Accounts payable	-	18,520	1,651	4,754	-	24,925
Amounts due to consolidated entities	-	55,005	-	21,323	(76,328)	-
Other current liabilities	-	78,439	6,717	10,765	-	95,921
Total current liabilities	-	168,794	10,703	41,942	(76,328)	145,111
Debt	-	1,215,679	222,781	51,439	-	1,489,899
Amounts due to consolidated entities	54,307	-	-	70,350	(124,657)	-
Other noncurrent liabilities	-	115,990	10,397	13,238	-	139,625
Total liabilities	54,307	1,500,463	243,881	176,969	(200,985)	1,774,635
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	147,741	210,383	(36,368)	29,955	(240,307)	111,404
Noncontrolling interests in consolidated variable interest entities	-	-	-	6,146	-	6,146
Total liabilities and stockholders' equity (deficit)	$202,048	$1,710,846	$207,513	$213,070	$(441,292)	$1,892,185

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$27,492	$4,361	$11,563	$-	$43,416
Accounts receivable	-	163,008	9,370	20,613	-	192,991
Amounts due from consolidated entities	-	10,600	51,978	-	(62,578)	-
Other current assets	-	19,984	1,364	2,273	-	23,621
Total current assets	-	221,084	67,073	34,449	(62,578)	260,028
Investments in subsidiaries	184,332	38,931	-	-	(223,263)	-
Amounts due from consolidated entities	-	133,659	-	-	(133,659)	-
Property and equipment, net	-	232,206	21,891	12,486	-	266,583
Goodwill	-	343,140	32,489	76,033	-	451,662
FCC licenses	-	415,024	41,563	32,748	-	489,335
Other intangible assets, net	-	228,936	18,892	66,533	-	314,361
Other noncurrent assets	-	30,539	20,418	2,208	-	53,165
Total assets	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$15,154	$2,335	$4,650	$-	$22,139
Accounts payable	-	14,705	906	10,325	-	25,936
Amounts due to consolidated entities	-	47,700	-	14,878	(62,578)	-
Other current liabilities	-	78,868	6,909	12,209	-	97,986
Total current liabilities	-	156,427	10,150	42,062	(62,578)	146,061
Debt	-	1,177,944	223,235	52,896	-	1,454,075
Amounts due to consolidated entities	63,309	-	-	70,350	(133,659)	-
Other noncurrent liabilities	-	118,048	9,351	21,226	-	148,625
Total liabilities	63,309	1,452,419	242,736	186,534	(196,237)	1,748,761
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	121,023	191,100	(40,410)	32,224	(223,263)	80,674
Noncontrolling interest in a consolidated variable interest entity	-	-	-	5,699	-	5,699
Total liabilities and stockholders' equity (deficit)	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$215,576	$15,160	$24,922	$-	$255,658
Revenue between consolidated entities	-	8,605	9,201	2,699	(20,505)	-
Net revenue	-	224,181	24,361	27,621	(20,505)	255,658
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	68,536	7,487	14,110	(10)	90,123
Selling, general, and administrative expenses, excluding depreciation and amortization	-	63,578	907	4,798	(1,118)	68,165
Local service agreement fees between consolidated entities	-	10,772	4,500	4,105	(19,377)	-
Amortization of broadcast rights	-	12,393	1,392	1,019	-	14,804
Amortization of intangible assets	-	7,308	605	4,166	-	12,079
Depreciation	-	11,184	607	767	-	12,558
Total operating expenses	-	173,771	15,498	28,965	(20,505)	197,729
Income (loss) from operations	-	50,410	8,863	(1,344)	-	57,929
Interest expense, net	-	(17,940)	(2,313)	(401)	-	(20,654)
Other expenses	-	(136)	-	-	-	(136)
Equity in income of subsidiaries	17,715	-	-	-	(17,715)	-
Income (loss) before income taxes	17,715	32,334	6,550	(1,745)	(17,715)	37,139
Income tax (expense) benefit	-	(13,051)	(2,508)	694	-	(14,865)
Net income (loss)	17,715	19,283	4,042	(1,051)	(17,715)	22,274
Net income attributable to noncontrolling interests	-	-	-	(547)	-	(547)
Net income (loss) attributable to Nexstar	$17,715	$19,283	$4,042	$(1,598)	$(17,715)	$21,727

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$170,500	$12,110	$19,125	$-	$201,735
Revenue between consolidated entities	-	6,469	8,554	2,781	(17,804)	-
Net revenue	-	176,969	20,664	21,906	(17,804)	201,735
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	53,531	5,188	9,310	-	68,029
Selling, general, and administrative expenses, excluding depreciation and amortization	-	52,835	862	4,447	(855)	57,289
Local service agreement fees between consolidated entities	-	10,480	2,445	4,024	(16,949)	-
Amortization of broadcast rights	-	11,662	1,468	1,451	-	14,581
Amortization of intangible assets	-	8,556	610	3,894	-	13,060
Depreciation	-	9,579	602	691	-	10,872
Total operating expenses	-	146,643	11,175	23,817	(17,804)	163,831
Income (loss) from operations	-	30,326	9,489	(1,911)	-	37,904
Interest expense, net	-	(16,580)	(2,316)	(397)	-	(19,293)
Other expenses	-	(118)	-	-	-	(118)
Equity in income of subsidiaries	8,868	-	-	-	(8,868)	-
Income (loss) before income taxes	8,868	13,628	7,173	(2,308)	(8,868)	18,493
Income tax (expense) benefit	-	(4,553)	(2,821)	793	-	(6,581)
Net income (loss)	8,868	9,075	4,352	(1,515)	(8,868)	11,912
Net loss attributable to noncontrolling interests	-	-	-	995	-	995
Net income (loss) attributable to Nexstar	$8,868	$9,075	$4,352	$(520)	$(8,868)	$12,907

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$43,093	$(2,389)	$(2,273)	$-	$38,431

Cash flows from investing activities:
Purchases of property and equipment	-	(7,038)	(57)	(646)	-	(7,741)
Deposits and payments for acquisitions	-	(103,971)	-	-	-	(103,971)
Other investing activities	-	160	-	-	-	160
Net cash used in investing activities	-	(110,849)	(57)	(646)	-	(111,552)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(19,262)	(585)	(1,050)	-	(20,897)
Common stock dividends paid	(7,355)	-	-	-	-	(7,355)
Inter-company payments	7,355	(7,355)	-	-	-	-
Excess tax benefit from stock option exercises	-	13,224	-	-	-	13,224
Other financing activities	-	(446)	-	-	-	(446)
Net cash provided by (used in) financing activities	-	44,161	(585)	(1,050)	-	42,526
Net decrease in cash and cash equivalents	-	(23,595)	(3,031)	(3,969)	-	(30,595)
Cash and cash equivalents at beginning of period	-	27,492	4,361	11,563	-	43,416
Cash and cash equivalents at end of period	$-	$3,897	$1,330	$7,594	$-	$12,821

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$38,613	$8,106	$2,907	$-	$49,626

Cash flows from investing activities:
Purchases of property and equipment	-	(5,974)	(32)	(571)	176	(6,401)
Deposits and payments for acquisitions	-	(503,200)	-	(79)	43,300	(459,979)
Proceeds from sale of a station	-	70,105	-	-	(43,300)	26,805
Other investing activities	-	723	150	180	(176)	877
Net cash (used in) provided by investing activities	-	(438,346)	118	(470)	-	(438,698)

Cash flows from financing activities:
Proceeds from long-term debt	-	409,950	-	2,000	-	411,950
Repayments of long-term debt	-	(97,431)	(5,959)	(750)	-	(104,140)
Common stock dividends paid	(5,921)	-	-	-	-	(5,921)
Inter-company payments	4,456	(4,456)	-	-	-	-
Other financing activities	1,465	(1,600)	(8)	(2)	-	(145)
Net cash provided by (used in) financing activities	-	306,463	(5,967)	1,248	-	301,744
Net (decrease) increase in cash and cash equivalents	-	(93,270)	2,257	3,685	-	(87,328)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$37,202	$3,137	$4,245	$-	$44,584

11.  Subsequent Events

On April 21, 2016, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.24 per share of its Class A common stock. The dividend is payable on May 27, 2016 to stockholders of record on May 13, 2016.

During the first week of May 2016, Nexstar repaid $14.0 million of outstanding revolving loans, funded by cash on hand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

As a result of our deemed controlling financial interests in Mission, White Knight, Marshall and Parker in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these consolidated VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2016 Highlights

•

Net revenue during the first quarter of 2016 increased by $53.9 million, or 26.7% compared to the same period in 2015. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities and stations contracted with to provide programming and sales services of $23.3 million, an increase in retransmission compensation on our legacy stations of $22.0 million, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber, and an increase in advertising on our legacy stations as 2016 is a political and an Olympic year.

•	During the first quarter of 2016, our Board of Directors declared dividends of $0.24 per share of Nexstar’s outstanding common stock, or total dividend payments of $7.4 million.

Acquisitions

	Acquisition Date	Purchase Price
North Dakota	February 1, 2016	$44.0 million in cash, plus working capital adjustments	Four CBS affiliated full power television stations in the Minot-Bismarck-Dickinson, ND market
Des Moines	March 14, 2016	$3.8 million in cash	The CW affiliate in the Des Moines-Ames, Iowa market
Media General	Q4 2016	Estimated $2.1 billion in cash and stock consideration, plus the potential CVR	Media General currently owns, operates or provides services to 71 television stations in 48 markets
West Virginia	1st closing on January 4, 2016 2nd closing in Q4 2016	$130.0 million in cash, plus working capital adjustments	Three CBS and one NBC affiliated full power television stations in four markets.

The Media General merger is subject to a vote by stockholders of Nexstar and Media General, FCC and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. We must divest certain of our and Media General’s stations in connection with the proposed merger in order to comply with the FCC media ownership rules.

The Media General merger is not subject to any financing condition and we have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their VIEs. With respect to Nexstar and certain of its VIEs, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans.

The West Virginia acquisition is subject to FCC approval and other customary conditions. We paid a total of $65.0 million for this acquisition as of March 31, 2016 and the remaining $65.0 million is expected to be funded through cash generated from operations prior to closing and borrowings under our senior secured credit facility.

See Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information with respect to the above acquisitions.

Debt transactions

•

In January and February 2016, we borrowed a total of $58.0 million under our revolving credit facility to partially fund the North Dakota and West Virginia acquisitions. Through March 2016, we repaid $16.0 million outstanding principal balance under our revolving credit facility funded by cash on hand.

•	In March 2016, we, Mission and Marshall paid the contractual maturities under each of our term loans totaling $4.9 million.

•	During the first week of May 2016, Nexstar repaid $14.0 million of outstanding revolving loans, funded by cash on hand.

Overview of Operations

As of March 31, 2016, we owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by the VIEs, in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight and Parker. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

We do not own Mission, Marshall, Parker or White Knight or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, Parker and White Knight, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight that permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, Parker and White Knight maintains complete responsibility for and control over programming, finances and personnel for its stations.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it obtain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this rule, although, given recent legislation extending the compliance deadline until September 30, 2025, the Company does not expect the 2014 rule change to impact its JSA revenue in the near term. If the Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including us (and Mission, which has intervened), have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit, which has recently transferred the appeal to the U.S. Court of Appeals for the Third Circuit. Oral argument in the case took place on April 19, 2016.

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

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2016 is an election year and an Olympic year, we expect an increase in advertising revenues to be reported in 2016 compared to 2015.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Local	$93,767	35.7	$84,524	40.7
National	35,450	13.5	35,578	17.1
Political	11,754	4.5	360	0.2
Retransmission compensation	97,313	37.1	66,564	32.1
Digital	22,533	8.6	19,312	9.3
Other	1,605	0.6	1,201	0.6
Total gross revenue	262,422	100	207,539	100
Less: Agency commissions	(18,181)		(17,197)
Net broadcast revenue	244,241		190,342
Trade and barter revenue	11,417		11,393
Net revenue	$255,658		$201,735

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Net revenue	$255,658	100	$201,735	100
Operating expenses:
Corporate expenses	15,811	6.2	11,683	5.7
Direct operating expenses, net of trade	87,946	34.4	66,150	32.8
Selling, general and administrative expenses, excluding corporate	52,354	20.3	45,606	22.6
Trade and barter expense	11,344	4.4	11,298	5.6
Depreciation	12,558	4.9	10,872	5.4
Amortization of intangible assets	12,079	4.7	13,060	6.5
Amortization of broadcast rights, excluding barter	5,637	2.2	5,162	2.6
Income from operations	$57,929		$37,904

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Gross local advertising revenue was $93.8 million for the three months ended March 31, 2016, compared to $84.5 million for the same period in 2015, an increase of $9.2 million, or 10.9%. Gross national advertising revenue was flat at $35.4 million for the three months ended March 31, 2016, compared to $35.6 million for the same period in 2015. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $12.2 million. Our legacy stations’ local and national advertising revenue decreased by $3.1 million during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automobile, represented approximately 25% of our local and national advertising revenue for each of the three months ended March 31, 2016 and 2015. Overall, including past results of our newly acquired stations, automobile revenues were flat for the quarter. The other categories representing our top five were fast food/restaurants, furniture, medical/healthcare and attorneys, which all increased in 2016.

Gross political advertising revenue was $11.8 million for the three months ended March 31, 2016, compared to $0.4 million for the same period in 2015, an increase of $11.4 million, as 2016 is an election year.

Retransmission compensation was $97.3 million for the three months ended March 31, 2016, compared to $66.6 million for the same period in 2015, an increase of $30.7 million, or 46.2%. The increase in retransmission compensation was attributable to a $22.0 million increase on our legacy stations, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $8.7 million.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $22.5 million for the three months ended March 31, 2016, compared to $19.3 million for the same period in 2015, an increase of $3.2 million, or 16.7%. This was primarily attributable to new customers for digital publishing and content management services of $1.4 million, incremental revenue from our newly acquired stations and entities of $0.7 million and organic growth in our markets of $0.6 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $15.8 million for the three months ended March 31, 2016, compared to $11.7 million for the same period in 2015, an increase of $4.1 million, or 35.3%. This was primarily attributable to an increase in legal and professional fees of $3.6 million, primarily associated with our acquisitions of stations and entities, an increase in stock-based compensation expense of $0.3 million due to equity incentive awards in 2015 and January 2016 and an increase in payroll expense of $0.4 million related to the increased number of stations.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $140.3 million for the three months ended March 31, 2016, compared to $111.8 million for the same period in 2015, an increase of $28.5 million, or 25.5%. The increase was primarily due to expenses of our newly acquired stations and entities of $16.1 million, an increase in employee healthcare costs for our legacy stations of $1.0 million and an increase in programming costs for our legacy stations of $8.5 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $12.6 million for the three months ended March 31, 2016, compared to $10.9 million for the same period in 2015, an increase of $1.7 million, or 15.5%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $1.0 million and incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $12.1 million for the three months ended March 31, 2016, compared to $13.1 million for the same period in 2015, a decrease of $1.0 million, or 7.5%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization of other intangible assets from our newly acquired stations and entities.

Amortization of broadcast rights, excluding barter was $5.6 million for the three months ended March 31, 2016, compared to $5.2 million for the same period in 2015, an increase of $0.5 million, or 9.2%, primarily attributable to incremental amortization from our newly acquired stations.

Interest Expense, net

Interest expense, net was $20.7 million for the three months ended March 31, 2016, compared to $19.3 million for the same period in 2015, an increase of $1.4 million, or 7.1%, primarily attributable to increased borrowings during 2015 and 2016 to fund our acquisitions.

Income Taxes

Income tax expense was $14.9 million for the three months ended March 31, 2016, compared to $6.6 million for the same period in 2015. The effective tax rates were 40% and 35.6% for each of the respective periods. Our station acquisitions reduced our blended state tax rate in 2015 resulting in an income tax benefit of $0.9 million, or a 4.3% impact to the effective tax rate.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$38,431	$49,626
Net cash used in investing activities	(111,552)	(438,698)
Net cash provided by financing activities	42,526	301,744
Net decrease in cash and cash equivalents	$(30,595)	$(87,328)
Cash paid for interest	$14,813	$6,397
Cash paid for income taxes, net of refunds	$5,978	$5,925

	As of	As of
	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$12,821	$43,416
Long-term debt including current portion	1,514,164	1,476,214
Unused revolving loan commitments under senior secured credit facilities(1)	61,000	103,000

(1)	Based on covenant calculations as of March 31, 2016, all of the $61.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $11.2 million during the three months ended March 31, 2016 compared to the same period in 2015. This was primarily due to the increase in the impact of the excess tax benefit from stock option exercises of $11.5 million, an increase in cash paid for interest of $8.4 million, an increase in payments for broadcast rights of $1.0 million, timing of collections of accounts receivable of $7.8 million and timing of payments to vendors of $0.7 million. These transactions were partially offset by an increase in net revenue (excluding trade and barter) of $53.9 million less an increase in station and corporate operating expenses (excluding stock compensation) of $32.4 million.

Cash paid for interest increased by $8.4 million during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to increased borrowings during 2015 and 2016 to fund our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $327.1 million during the three months ended March 31, 2016 compared to the same period in 2015. In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million. In 2015, we completed the acquisitions of Communications Corporation of America (“CCA”), KASW, Yashi, Inc. and KLAS for total payments of $460.0 million. Simultaneous with our acquisition of CCA, we sold a station owned by CCA for $26.8 million in cash and certain real estate properties we owned for $0.8 million in cash.

Capital expenditures during the three months ended March 31, 2016 increased by $1.3 million compared to the same period in 2015, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $259.2 million during the three months ended March 31, 2016 compared to the same period in 2015.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. We also recognized a $13.2 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $16.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $4.9 million, payments of dividends to our common stockholders of $7.4 million ($0.24 per share each quarter) and payments for capital lease obligations of $0.3 million.

In 2015, we issued our $275.0 million 6.125% Notes due 2022 at par. We also borrowed a net amount of $40.0 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi, Inc. and KLAS acquisitions and to pay for related fees and expenses. We also received $1.5 million proceeds from stock option exercises and recognized a $1.7 million excess tax benefit from stock-based compensation arrangements. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by Mission’s repayment of $5.5 million outstanding principal balance under its revolving credit facility, the scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $3.7 million, payments of dividends to our common stockholders of $5.9 million ($0.19 per share each quarter), payments for debt financing costs of $2.9 million and payments for capital lease obligations of $0.4 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2016, we, Mission and Marshall had total combined debt of $1.5 billion, which represented 93.1% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $61.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2016. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. During the first week of May 2016, Nexstar repaid $14.0 million of outstanding revolving loans, funded by cash on hand.

On January 27, 2016, we entered into a definitive merger agreement with Media General, whereby we will acquire Media General’s outstanding equity for approximately $2.1 billion in cash and stock consideration, estimated based on the $44.27 market price per share of our Class A Common Stock on March 31, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR entitling Media General shareholders to net cash proceeds, if any, from the sale of Media General’s spectrum in the FCC’s upcoming spectrum auction. The merger is not subject to any financing condition and we have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Nexstar, Media General and certain of their VIEs. With respect to Nexstar and certain of its VIEs, the debt refinancing will include the outstanding obligations under the revolving credit facilities and term loans. We expect the merger and the debt refinancing to be completed in the fourth quarter of 2016, subject to a vote by stockholders of Nexstar and Media General, FCC and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions.

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

In January 2016, we acquired certain assets of four full power stations in four markets in West Virginia for $65.0 million in cash (including a $6.5 million deposit paid in November 2015). We expect to acquire the remaining assets of these stations at the end of 2016 and pay the remaining purchase price of $65.0 million, subject to adjustments for working capital, to be funded through cash on hand upon closing and borrowings under our existing credit facility.

In connection with our acquisition of the outstanding equity of Kixer, Inc. in October 2015, we have committed to pay the sellers up to $7.0 million in cash payments if certain revenue targets are met during 2016. We expect to fund the cash payments in accordance with the purchase agreement through a combination of cash to be generated from operations and borrowings under our senior secured credit facility.

On April 21, 2016, our Board of Directors declared a quarterly dividend of $0.24 per share of our Class A common stock. The dividend is payable on May 27, 2016 to stockholders of record on May 13, 2016.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2016 (in thousands):

		Remainder
	Total	of 2016	2017-2018	2019-2020	Thereafter
Nexstar senior secured credit facility	$445,498	$11,891	$182,738	$250,869	$-
Mission senior secured credit facility	227,643	1,751	4,670	221,222	-
Marshall senior secured credit facility	56,900	3,600	53,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
	$1,530,041	$17,242	$240,708	$997,091	$275,000

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. The Company believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing the respective notes for a period of at least the next twelve months from March 31, 2016.

No Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall, White Knight and Parker in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, the Company evaluates its estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission revenue, trade and barter and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that as of March 31, 2016, there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations.

The term loan borrowings at March 31, 2016 under the Company’s senior secured credit facilities bear interest rates ranging from 2.4% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.4% at March 31, 2016. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2016 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $4.6 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2016. Due to the LIBOR floor on certain of the Company’s term loans, an increase of 50 basis points in LIBOR would result in a $1.2 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $1.1 million. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2016, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2016, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of January 27, 2016, by and between Nexstar Broadcasting Group, Inc., Media General, Inc., and Neptune Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016). +

10.1

Commitment Letter, dated as of January 27, 2016, by and among Nexstar Broadcasting Group, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016).

10.2

Voting and Support Agreement, dated as of January 27, 2016, by and between Nexstar Broadcasting Group, Inc., Media General, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: May 10, 2016