Form 10-Q
period 2016-06-30
NEXSTAR BROADCASTING GROUP INC
filed 2016-08-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 8, 2016, the registrant had 30,687,604 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,182	$43,416
Accounts receivable, net of allowance for doubtful accounts of $5,812 and $5,369, respectively	206,830	192,991
Broadcast rights	13,100	16,297
Prepaid expenses and other current assets	14,820	7,324
Total current assets	261,932	260,028
Property and equipment, net	283,863	266,583
Goodwill	459,960	451,662
FCC licenses	501,294	489,335
Other intangible assets, net	312,524	314,361
Other noncurrent assets, net	78,879	53,165
Total assets(1)	$1,898,452	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$26,109	$22,139
Current portion of broadcast rights payable	14,294	17,510
Accounts payable	29,878	25,936
Accrued expenses	64,596	60,559
Interest payable	11,056	10,939
Other current liabilities	10,022	8,978
Total current liabilities	155,955	146,061
Debt	1,461,730	1,454,075
Deferred tax liabilities	102,935	101,764
Other noncurrent liabilities	39,724	46,861
Total liabilities(1)	1,760,344	1,748,761
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2016 and December 31, 2015	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,621,369 shares issued at each of June 30, 2016 and December 31, 2015 and 30,682,479 and 30,627,804 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	316	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2016 and December 31, 2015	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	398,054	396,224
Accumulated deficit	(221,864)	(268,120)
Treasury stock - at cost; 938,890 and 993,565 shares at June 30, 2016 and December 31, 2015, respectively	(44,814)	(47,746)
Total Nexstar Broadcasting Group, Inc. stockholders' equity	131,692	80,674
Noncontrolling interests in consolidated variable interest entities	6,416	5,699
Total stockholders' equity	138,108	86,373
Total liabilities and stockholders' equity	$1,898,452	$1,835,134

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of June 30, 2016 and December 31, 2015 include certain assets held by consolidated VIEs of $118.4 million and $119.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of June 30, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $38.4 million and $40.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$261,994	$219,349	$517,652	$421,084
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	92,935	73,038	183,058	141,067
Selling, general, and administrative expenses, excluding depreciation and amortization	65,772	56,557	133,937	113,846
Amortization of broadcast rights	15,222	14,673	30,026	29,254
Amortization of intangible assets	11,319	11,237	23,398	24,297
Depreciation	12,739	11,302	25,297	22,174
Total operating expenses	197,987	166,807	395,716	330,638
Income from operations	64,007	52,542	121,936	90,446
Interest expense, net	(20,577)	(20,391)	(41,231)	(39,684)
Other expenses	(147)	(150)	(283)	(268)
Income before income taxes	43,283	32,001	80,422	50,494
Income tax expense	(18,484)	(12,101)	(33,349)	(18,682)
Net income	24,799	19,900	47,073	31,812
Net (income) loss attributable to noncontrolling interests	(270)	421	(817)	1,416
Net income attributable to Nexstar Broadcasting Group, Inc.	$24,529	$20,321	$46,256	$33,228
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$0.80	$0.65	$1.51	$1.06
Diluted	$0.78	$0.63	$1.46	$1.03
Weighted average number of common shares outstanding:
Basic	30,680	31,325	30,669	31,260
Diluted	31,620	32,382	31,579	32,319

Dividends declared per common share	$0.24	$0.19	$0.48	$0.38

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2015	-	$-	31,621,369	$316	-	$-	-	$-	$396,224	$(268,120)	(993,565)	$(47,746)	$5,699	$86,373
Stock-based compensation expense	-	-	-	-	-	-	-	-	6,089	-	-	-	-	6,089
Vesting of restricted stock units and exercise of stock options	-	-	-	-	-	-	-	-	(2,719)	-	54,675	2,932	-	213
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	13,176	-	-	-	-	13,176
Common stock dividends declared	-	-	-	-	-	-	-	-	(14,716)	-	-	-	-	(14,716)
Purchase of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	(100)	(100)
Net income	-	-	-	-	-	-	-	-	-	46,256	-	-	817	47,073
Balances as of June 30, 2016	-	$-	31,621,369	$316	-	$-	-	$-	$398,054	$(221,864)	(938,890)	$(44,814)	$6,416	$138,108

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$47,073	$31,812
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	1,394	1,320
Amortization of broadcast rights, excluding barter	11,857	10,357
Depreciation of property and equipment	25,297	22,174
Amortization of intangible assets	23,398	24,297
(Gain) loss on asset disposal, net	(269)	927
Amortization of debt financing costs and debt discounts	1,900	1,816
Stock-based compensation expense	6,089	5,662
Deferred income taxes	19,013	16,318
Payments for broadcast rights	(11,838)	(10,785)
Deferred gain recognition	(218)	(219)
Amortization of deferred representation fee incentive	(583)	(550)
Non-cash representation contract termination fee	-	1,516
Excess tax benefit from stock option exercises	(13,176)	(7,814)
Loss on change in the fair value of contingent consideration	2,091	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(14,415)	(7,214)
Prepaid expenses and other current assets	(7,342)	2,449
Other noncurrent assets	174	119
Accounts payable and accrued expenses	5,709	(3,848)
Taxes payable	127	(15,099)
Interest payable	117	7,146
Other noncurrent liabilities	(189)	209
Net cash provided by operating activities	96,209	80,593
Cash flows from investing activities:
Purchases of property and equipment	(15,035)	(13,373)
Deposits and payments for acquisitions, net of cash acquired	(103,969)	(459,691)
Proceeds from sale of a station	-	26,805
Proceeds from disposals of property and equipment	335	2,139
Net cash used in investing activities	(118,669)	(444,120)
Cash flows from financing activities:
Proceeds from long-term debt	58,000	411,950
Repayments of long-term debt	(48,076)	(147,828)
Payments for debt financing costs	(100)	(3,225)
Proceeds from exercise of stock options	213	3,284
Excess tax benefit from stock option exercises	13,176	7,814
Common stock dividends paid	(14,716)	(11,865)
Purchase of noncontrolling interests	(100)	-
Contribution from a noncontrolling interest	-	100
Payments for capital lease obligations	(2,171)	(1,724)
Net cash provided by financing activities	6,226	258,506
Net decrease in cash and cash equivalents	(16,234)	(105,021)
Cash and cash equivalents at beginning of period	43,416	131,912
Cash and cash equivalents at end of period	$27,182	$26,891
Supplemental information:
Interest paid	$39,214	$30,721
Income taxes paid, net of refunds	$23,682	$17,642
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,161	$1,362
Noncash purchases of property and equipment	$709	$3,557
Accrued debt financing costs	$542	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2016, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by variable interest entities (“VIEs”), in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties.

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

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	June 30,	December 31,
	2016	2015
Current assets	$3,822	$2,910
Property and equipment, net	3,727	4,004
Goodwill	17,875	18,182
FCC licenses	73,561	74,312
Other intangible assets, net	19,234	20,112
Other noncurrent assets, net	187	389
Total assets	118,406	119,909

Current liabilities	12,648	14,288
Noncurrent liabilities	25,774	26,427
Total liabilities	$38,422	$40,715

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall Broadcasting Group, Inc. (“Marshall”), White Knight Broadcasting (“White Knight”) and Parker Broadcasting of Colorado, LLC (“Parker”) are consolidated by Nexstar because Nexstar is deemed under U.S. GAAP to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 6), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight which permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to Federal Communications Commission (“FCC”) consent.

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2016 with Mission, Marshall, Parker and White Knight:

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

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$3,265	$6,137
Accounts receivable, net	19,528	16,400
Prepaid expenses and other current assets	2,777	3,460
Total current assets	25,570	25,997
Property and equipment, net	28,172	29,681
Goodwill	69,518	69,825
FCC licenses	73,561	74,312
Other intangible assets, net	55,166	58,053
Other noncurrent assets, net	17,965	22,572
Total assets	$269,952	$280,440

Current liabilities:
Current portion of debt	$7,885	$6,985
Interest payable	27	28
Other current liabilities	12,648	14,288
Total current liabilities	20,560	21,301
Debt	272,313	276,131
Other noncurrent liabilities	25,774	26,427
Total liabilities	$318,647	$323,859

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

In connection with the acquisition of four full power television stations from West Virginia Media Holdings, LLC (“WVMH”), Nexstar began providing programming and sales services to WVMH stations effective December 1, 2015. Pursuant to the terms of the TBA with WVMH, Nexstar will pay an aggregate base fee of $7.5 million in equal monthly payments from the effective date through the final closing of the proposed acquisition which Nexstar projects to occur at the end of 2016. In the event that the proposed acquisition is not consummated for reasons beyond the control of Nexstar and WVMH, the TBA will terminate no later than June 30, 2017. See Note 3 for additional information.

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

As of June 30, 2016 and December 31, 2015, Nexstar had balances in accounts payable of $0.4 million and $0.8 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $4.1 million and $1.0 million, respectively. Fees incurred under these arrangements of $1.9 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.8 million and $0.3 million during each of the six months then ended, were included in direct operating expenses in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	30,680	31,325	30,669	31,260
Dilutive effect of equity incentive plan instruments	940	1,057	910	1,059
Weighted average shares outstanding - diluted	31,620	32,382	31,579	32,319

Stock options and restricted stock units to acquire a weighted average of 260,000 shares and 872,000 shares for the three months ended June 30, 2016 and 2015, respectively, and 590,000 shares and 958,000 shares during each of the respective six months then ended of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive.

Income Taxes

The Company expects to be able to utilize the excess tax benefits related to stock option exercises that occurred in 2013 during the 2016 tax year.  This resulted in a recognition of $13.2 million of deferred tax assets through accumulated paid in capital during the six months ended June 30, 2016.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the impact of the provisions of the accounting standard update.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The standard amends guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition and are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those for ASU 2014-09 discussed above. The Company is currently evaluating the impact of these updates on its financial statements.

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

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first closing are as follows (in thousands):

Accounts receivable	$438
Prepaid expenses and other current assets	114
Property and equipment	18,362
Other intangible assets	3,402
Total assets acquired at first closing	22,316
Less: Accounts payable and accrued expenses	(623)
Less: Other noncurrent liabilities	(307)
Net assets acquired at first closing	21,386
Deposit on second closing	43,578
Total paid at first closing	$64,964

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

The remaining purchase price of $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under Nexstar’s senior secured credit facility which is projected to occur at the end of 2016. The acquisition is subject to FCC approval and other customary conditions. Transaction costs relating to this proposed acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the six months ended June 30, 2016.

Reiten

On February 1, 2016, Nexstar completed the acquisition of the assets of four full power television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 6). The purchase price includes a $2.2 million deposit paid by Nexstar upon signing the purchase agreement in September 2015. The stations, all affiliated with CBS at acquisition, are KXMA, KXMB, KXMC and KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMA, KXMB and KXMD are satellite stations of KXMC. This acquisition allows Nexstar entrance into this market. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the six months ended June 30, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$13
Property and equipment	8,139
FCC licenses	9,779
Network affiliation agreements	16,084
Other intangible assets	2,072
Goodwill	7,931
Total assets acquired	44,018
Less: Broadcast rights payable	(13)
Less: Accounts payable and accrued expenses	(8)
Net assets acquired	$43,997

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

The stations’ net revenue of $3.0 million and operating income of $0.4 million during the three months ended June 30, 2016 and net revenue of $5.5 million and operating income of $0.6 million from the date of acquisition to June 30, 2016 have been included in the accompanying Condensed Consolidated Statements of Operations.

KCWI

On March 14, 2016, Nexstar completed the acquisition of the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.9 million. A deposit of $0.2 million was paid upon signing the purchase agreement in October 2014. No significant transaction costs relating to this acquisition were incurred during the six months ended June 30, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$380
Broadcast rights	1,740
Prepaid expenses and other current assets	40
Property and equipment	1,076
FCC licenses	2,180
Other intangible assets	3
Goodwill	367
Total assets acquired	5,786
Less: Broadcast rights payable	(1,886)
Less: Accrued expenses	(17)
Net assets acquired	$3,883

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes.

KCWI’s net revenue of $0.7 million and operating income of $0.5 million during the three months ended June 30, 2016 and net revenue of $0.8 million and operating income of $0.6 million from the date of acquisition to June 30, 2016 have been included in the accompanying Condensed Consolidated Statements of Operations.

Kixer

In October 2015, Lakana LLC, a wholly-owned subsidiary of Nexstar, acquired Kixer, Inc. (“Kixer”) from Centrility, LLC, Keith Bonnici and Know Media, LLC. In addition to the base purchase price that Nexstar paid in October 2015, the sellers could also receive up to $7.0 million in cash payments if certain revenue targets are met during the year 2016 (the “Earnout Payments”). The estimated fair value of the Earnout Payments was $5.1 million as of June 30, 2016 and $3.0 million as of December 31, 2015, included in accrued expenses in the Condensed Consolidated Balance Sheets. The increase in the accrual is attributable to periodic re-measurement of the estimated fair value which have been included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Information

The acquisitions of four full power television stations from Reiten, KCWI from Pappas and Kixer from Centrility, LLC, Keith Bonnici and Know Media, LLC are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

Future Acquisition

Media General

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, Inc. (“Media General”), whereby Nexstar will acquire the latter’s outstanding equity for $10.55 per share in cash and 0.1249 of a share of Nexstar’s Class A common stock for each Media General share. The terms of the agreement also include potential additional consideration to Media General shareholders in the form of a non-transferable contingent value right (“CVR”) for each Media General share entitling Media General shareholders to net cash proceeds, if any, from the sale of Media General’s spectrum in the FCC’s spectrum auction. Depending on the timing of the FCC auction, the CVR may be issued before or at the time of the merger. Each unvested Media General stock option outstanding prior to the completion of the merger will become fully vested and will be converted into an option to purchase Nexstar’s Class A common stock, pursuant to the terms of the merger agreement. Additionally, unless the CVR has been issued prior to the completion of the merger, the holders of Media General stock options will also be entitled to one CVR for each share subject to the Media General stock option immediately prior to the completion of the merger. All other equity-based awards of Media General that are outstanding prior to the merger will vest in full and will be converted into the right to receive the cash, stock and contingent consideration as described above, subject to the terms of the merger agreement. The total consideration for this proposed acquisition is approximately $2.2 billion in cash and stock, estimated based on Nexstar’s Class A common stock market price per share of $47.58 on June 30, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR. It is estimated that the existing Nexstar shareholders will own approximately 66% and Media General shareholders will own approximately 34% of the combined company’s outstanding shares after closing. The transaction costs relating to this proposed acquisition, including legal and professional fees of $1.8 million and $6.2 million, were expensed as incurred during the three and six months ended June 30, 2016, respectively.

The merger agreement contains certain termination rights for both Nexstar and Media General. If the merger agreement is terminated in connection with Media General entering into a definitive agreement for a superior proposal, as well as under certain other circumstances, the termination fee payable to Nexstar will be $80.0 million. The merger agreement also provides that Nexstar will be required to pay a termination fee to Media General of $80.0 million if the merger agreement is terminated under certain circumstances. Either party may terminate the merger agreement if the merger is not consummated on or before January 27, 2017, with an automatic extension to April 27, 2017, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

Nexstar received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing in the form of credit facilities and notes to consummate the merger and to refinance certain existing indebtedness of the Company and Media General. The debt refinancing will include the outstanding obligations under the Company’s term loans and revolving credit facilities. On July 27, 2016, Nexstar Escrow Corporation (“Nexstar Escrow”), a wholly-owned subsidiary of Nexstar, completed the sale and issuance of $900.0 million of 5.625% Senior Unsecured Notes due 2024 at par (the “5.625% Notes”). The proceeds, which were deposited into a segregated escrow account, are expected to be used to partially finance the merger and to refinance certain existing indebtedness of the Company and Media General at closing. See Note 6 for additional information with respect to these notes.

On June 8, 2016, the merger was approved by the shareholders of both companies. The merger is subject to FCC and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. In order to comply with the FCC’s local television ownership rule, to meet the U.S. television household national ownership cap and to obtain FCC and Department of Justice approval of the proposed merger, Nexstar entered into various definitive agreements in May and June 2016 to sell: (i) the assets of two television stations in two markets to Graham Media Group, Inc. for a total consideration of $120.0 million, plus working capital adjustments, (ii) the assets of two stations in one market to Bayou City Broadcasting Lafayette, Inc. for $40.0 million in cash, plus working capital adjustments, (iii) the assets of one station to Marquee Broadcasting, Inc. for $350 thousand in cash, (iv) the assets of two television stations in two markets to Gray Television Group, Inc. for $270.0 million in cash, plus working capital adjustments, (v) the assets of five stations in five markets to USA Television MidAmerican Holdings, LLC (an affiliate of MSouth Equity Partners and Heartland Media, LLC) for $115.0 million in cash, plus working capital adjustments, and (vi) certain assets of one station to Ramar Communications, Inc. for $2.5 million in cash, plus working capital adjustments. Six of the proposed station divestitures are currently owned by Nexstar and seven are currently owned by Media General. The proceeds are expected to be used to partially finance the merger and the refinancing of certain existing indebtedness of the Company and Media General at closing.

Upon completion of the merger, the required divestitures and the debt refinancing, which are all expected to occur in the fourth quarter of 2016, the combined company will be named Nexstar Media Group, Inc.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2016			December 31, 2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$630,676	$(350,875)	$279,801	$614,592	$(338,016)	$276,576
Other definite-lived intangible assets	1-15	90,398	(57,675)	32,723	84,921	(47,136)	37,785
Other intangible assets		$721,074	$(408,550)	$312,524	$699,513	$(385,152)	$314,361

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2016, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2016 (in thousands):

Remainder of 2016	$22,061
2017	39,164
2018	28,688
2019	25,805
2020	22,318
2021	22,281
Thereafter	152,207
$312,524

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$497,653	$(45,991)	$451,662	$538,756	(49,421)	$489,335
Acquisitions (See Note 3)	8,298	-	8,298	11,959	-	11,959
Balances as of June 30, 2016	$505,951	$(45,991)	$459,960	$550,715	$(49,421)	$501,294

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the six months ended June 30, 2016, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Compensation and related taxes	$13,627	$15,810
Network affiliation fees	31,740	22,324
Other	19,229	22,425
	$64,596	$60,559

6.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Term loans, net of financing costs and discount of $7,659 and $8,715, respectively	$673,203	$682,223
Revolving loans	22,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,767 and $5,223, respectively	520,233	519,777
6.125% Senior unsecured notes due 2022, net of financing costs of $2,597 and $2,786, respectively	272,403	272,214
	1,487,839	1,476,214
Less: current portion	(26,109)	(22,139)
	$1,461,730	$1,454,075

2016 Transactions

In January and February 2016, Nexstar borrowed a total of $58.0 million under its revolving credit facility to partially fund the Reiten and WVMH acquisitions discussed in Note 3. Through June 2016, Nexstar repaid $38.0 million outstanding principal balance under its revolving credit facility funded by cash on hand. Subsequent to June 30, 2016, Nexstar repaid a total of $16.0 million outstanding revolving loans, funded by cash on hand.

Through June 2016, Nexstar, Mission and Marshall paid the contractual maturities under their senior secured credit facilities totaling $10.1 million.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus Nexstar’s pre-funding of $5.6 million interest through August 2016, were deposited into a segregated escrow account which cannot be utilized until certain conditions are satisfied. Among other things, such conditions include the consummation of the Nexstar and Media General merger and the assumption by Nexstar of all of the obligations of Nexstar Escrow under the 5.625% Notes, which are all expected to occur in the fourth quarter of 2016 (collectively, the “Escrow Release Conditions”). Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes will be used to partially finance the merger, to refinance certain existing indebtedness of the Company and Media General, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to April 27, 2017, or if the merger agreement is terminated, the 5.625% Notes are subject to a special mandatory redemption equal to the principal amount of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes up to, but not including, the date of such special mandatory redemption.

Prior to the consummation of the Nexstar and Media General merger, the 5.625% Notes will not be guaranteed, but will be secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following satisfaction of the Escrow Release Conditions, the 5.625% Notes will be senior unsecured obligations of Nexstar and will be guaranteed by Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes will be junior to the secured debt of the Company, including the Nexstar, Mission and Marshall senior secured credit facilities, to the extent of the value of the assets securing such debt. The 5.625% Notes will rank equal to Nexstar’s 6.875% senior unsecured notes due 2020 (the “6.875% Notes”) and 6.125% senior unsecured notes due 2022 (the “6.125% Notes”).

Unused Commitments and Borrowing Availability

The Company had $83.0 million of total unused revolving loan commitments under its amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2016. Subsequent to June 30, 2016, Nexstar repaid a total of $16.0 million outstanding revolving loans, funded by cash on hand. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2016, Nexstar was in compliance with its financial covenants.

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

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$673,203	$676,009	$682,223	$678,045
Revolving loans(1)	22,000	21,757	2,000	1,961
6.875% Senior unsecured notes(2)	520,233	543,433	519,777	534,188
6.125% Senior unsecured notes(2)	272,403	277,750	272,214	269,500

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

In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (“FNPRM”). The FNPRM solicited comment on proposed changes to the media ownership rules. The FNPRM also proposed to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.  On June 27, 2016, the Chairman of the FCC announced the circulation for full FCC vote of a decision in the 2014 quadrennial review.  That decision, if adopted, would (1) retain the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extend the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retain the existing ban on newspaper/broadcast cross-ownership while considering waivers and providing an exception for failed or failing entities, (4) retain the existing dual network rule and (5) define a category of sharing agreements designated as SSAs between stations and require disclosure of those SSAs (while not considering them attributable).

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party was deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that did not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. However, subsequent federal legislation extended the JSA compliance deadline until September 30, 2025.

Various parties, including Nexstar (and Mission, which intervened), appealed the television JSA attribution rule to the U.S. Court of Appeals for the D.C. Circuit, which in November 2015 transferred the case to the U.S. Court of Appeals for the Third Circuit. On May 25, 2016, the Third Circuit issued a decision that vacated the JSA attribution rule and remanded it to the FCC.  The court determined that the FCC had violated the Communications Act by adopting the JSA attribution rule without determining, through the quadrennial review process, that the underlying local television ownership rule remains in the public interest.  As a result, the FCC’s 2014 JSA attribution rule is not effective at this time, but the FCC has announced its intention to reimpose the rule as part of its pending quadrennial review of its media ownership rules.  If Nexstar is required to modify or terminate its JSAs or other local service agreements, it could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to its advertisers and receipt of less revenues from them.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Nexstar, Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments have been submitted.  In July 2016, the Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding.

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

8.  Commitments and Contingencies

Guarantees of Mission and Marshall Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding. As of June 30, 2016, Mission had a maximum commitment of $235.1 million under its senior secured credit facility, of which $227.1 million in principal debt was outstanding, and Marshall had used all of its commitment and had outstanding principal debt obligations of $55.9 million.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended June 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$246,404	$15,590	$261,994
Depreciation	11,172	1,567	12,739
Amortization of intangible assets	7,952	3,367	11,319
Income (loss) from operations	82,054	(18,047)	64,007

Three Months Ended June 30, 2015	Broadcasting	Other	Consolidated
Net revenue	$207,420	$11,929	$219,349
Depreciation	9,846	1,456	11,302
Amortization of intangible assets	8,426	2,811	11,237
Income (loss) from operations	66,007	(13,465)	52,542

Six Months Ended June 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$487,492	$30,160	$517,652
Depreciation	22,159	3,138	25,297
Amortization of intangible assets	16,663	6,735	23,398
Income (loss) from operations	158,982	(37,046)	121,936

Six Months Ended June 30, 2015	Broadcasting	Other	Consolidated
Net revenue	$398,265	$22,819	$421,084
Depreciation	19,550	2,624	22,174
Amortization of intangible assets	19,314	4,983	24,297
Income (loss) from operations	118,681	(28,235)	90,446

As of June 30, 2016	Broadcasting	Other	Consolidated
Goodwill	$421,263	$38,697	$459,960
Assets	1,708,060	190,392	1,898,452

As of December 31, 2015	Broadcasting	Other	Consolidated
Goodwill	$412,965	$38,697	$451,662
Assets	1,660,737	174,397	1,835,134

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$16,286	$2,177	$8,719	$-	$27,182
Accounts receivable	-	175,468	11,662	19,700	-	206,830
Amounts due from consolidated entities	-	11,654	66,837	-	(78,491)	-
Other current assets	-	24,626	1,160	2,134	-	27,920
Total current assets	-	228,034	81,836	30,553	(78,491)	261,932
Investments in subsidiaries	222,303	38,259	-	-	(260,562)	-
Amounts due from consolidated entities	-	128,897	-	-	(128,897)	-
Property and equipment, net	-	250,731	20,794	12,338	-	283,863
Goodwill	-	351,745	32,489	75,726	-	459,960
FCC licenses	-	427,733	41,563	31,998	-	501,294
Other intangible assets, net	-	236,647	17,681	58,196	-	312,524
Other noncurrent assets	-	60,864	16,733	1,282	-	78,879
Total assets	$222,303	$1,722,910	$211,096	$210,093	$(467,950)	$1,898,452
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$18,224	$2,335	$5,550	$-	$26,109
Accounts payable	-	24,077	14	5,787	-	29,878
Amounts due to consolidated entities	-	61,307	-	17,184	(78,491)	-
Other current liabilities	-	79,522	8,380	12,066	-	99,968
Total current liabilities	-	183,130	10,729	40,587	(78,491)	155,955
Debt	-	1,189,417	222,330	49,983	-	1,461,730
Amounts due to consolidated entities	58,547	-	-	70,350	(128,897)	-
Other noncurrent liabilities	-	115,746	10,101	16,812	-	142,659
Total liabilities	58,547	1,488,293	243,160	177,732	(207,388)	1,760,344
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	163,756	234,617	(32,064)	25,945	(260,562)	131,692
Noncontrolling interests in consolidated variable interest entities	-	-	-	6,416	-	6,416
Total liabilities and stockholders' equity (deficit)	$222,303	$1,722,910	$211,096	$210,093	$(467,950)	$1,898,452

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$27,492	$4,361	$11,563	$-	$43,416
Accounts receivable	-	163,008	9,370	20,613	-	192,991
Amounts due from consolidated entities	-	10,600	51,978	-	(62,578)	-
Other current assets	-	19,984	1,364	2,273	-	23,621
Total current assets	-	221,084	67,073	34,449	(62,578)	260,028
Investments in subsidiaries	184,332	38,931	-	-	(223,263)	-
Amounts due from consolidated entities	-	133,659	-	-	(133,659)	-
Property and equipment, net	-	232,206	21,891	12,486	-	266,583
Goodwill	-	343,140	32,489	76,033	-	451,662
FCC licenses	-	415,024	41,563	32,748	-	489,335
Other intangible assets, net	-	228,936	18,892	66,533	-	314,361
Other noncurrent assets	-	30,539	20,418	2,208	-	53,165
Total assets	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$15,154	$2,335	$4,650	$-	$22,139
Accounts payable	-	14,705	906	10,325	-	25,936
Amounts due to consolidated entities	-	47,700	-	14,878	(62,578)	-
Other current liabilities	-	78,868	6,909	12,209	-	97,986
Total current liabilities	-	156,427	10,150	42,062	(62,578)	146,061
Debt	-	1,177,944	223,235	52,896	-	1,454,075
Amounts due to consolidated entities	63,309	-	-	70,350	(133,659)	-
Other noncurrent liabilities	-	118,048	9,351	21,226	-	148,625
Total liabilities	63,309	1,452,419	242,736	186,534	(196,237)	1,748,761
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	121,023	191,100	(40,410)	32,224	(223,263)	80,674
Noncontrolling interest in a consolidated variable interest entity	-	-	-	5,699	-	5,699
Total liabilities and stockholders' equity (deficit)	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$221,860	$15,085	$25,049	$-	$261,994
Revenue between consolidated entities	-	8,567	9,625	2,863	(21,055)	-
Net revenue	-	230,427	24,710	27,912	(21,055)	261,994
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	69,445	7,380	16,173	(63)	92,935
Selling, general, and administrative expenses, excluding depreciation and amortization	-	60,513	847	5,599	(1,187)	65,772
Local service agreement fees between consolidated entities	-	11,238	4,500	4,067	(19,805)	-
Amortization of broadcast rights	-	13,005	1,389	828	-	15,222
Amortization of intangible assets	-	6,549	606	4,164	-	11,319
Depreciation	-	11,236	600	903	-	12,739
Total operating expenses	-	171,986	15,322	31,734	(21,055)	197,987
Income (loss) from operations	-	58,441	9,388	(3,822)	-	64,007
Interest expense, net	-	(17,871)	(2,309)	(397)	-	(20,577)
Other expenses	-	(147)	-	-	-	(147)
Equity in income of subsidiaries	20,258	-	-	-	(20,258)	-
Income (loss) before income taxes	20,258	40,423	7,079	(4,219)	(20,258)	43,283
Income tax (expense) benefit	-	(16,188)	(2,775)	479	-	(18,484)
Net income (loss)	20,258	24,235	4,304	(3,740)	(20,258)	24,799
Net income attributable to noncontrolling interests	-	-	-	(270)	-	(270)
Net income (loss) attributable to Nexstar	$20,258	$24,235	$4,304	$(4,010)	$(20,258)	$24,529

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$186,821	$12,238	$20,290	$-	$219,349
Revenue between consolidated entities	-	6,438	9,353	2,934	(18,725)	-
Net revenue	-	193,259	21,591	23,224	(18,725)	219,349
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	56,168	5,468	11,402	-	73,038
Selling, general, and administrative expenses, excluding depreciation and amortization	-	51,639	800	5,164	(1,046)	56,557
Local service agreement fees between consolidated entities	-	11,240	2,445	3,994	(17,679)	-
Amortization of broadcast rights	-	12,018	1,376	1,279	-	14,673
Amortization of intangible assets	-	7,031	597	3,609	-	11,237
Depreciation	-	9,972	610	720	-	11,302
Total operating expenses	-	148,068	11,296	26,168	(18,725)	166,807
Income (loss) from operations	-	45,191	10,295	(2,944)	-	52,542
Interest expense, net	-	(17,690)	(2,322)	(379)	-	(20,391)
Other expenses	-	(150)	-	-	-	(150)
Equity in income of subsidiaries	15,476	-	-	-	(15,476)	-
Income (loss) before income taxes	15,476	27,351	7,973	(3,323)	(15,476)	32,001
Income tax (expense) benefit	-	(10,386)	(3,070)	1,355	-	(12,101)
Net income (loss)	15,476	16,965	4,903	(1,968)	(15,476)	19,900
Net loss attributable to noncontrolling interests	-	-	-	421	-	421
Net income (loss) attributable to Nexstar	$15,476	$16,965	$4,903	$(1,547)	$(15,476)	$20,321

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$437,436	$30,245	$49,971	$-	$517,652
Revenue between consolidated entities	-	17,172	18,826	5,562	(41,560)	-
Net revenue	-	454,608	49,071	55,533	(41,560)	517,652
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	137,981	14,867	30,283	(73)	183,058
Selling, general, and administrative expenses, excluding depreciation and amortization	-	124,091	1,754	10,397	(2,305)	133,937
Local service agreement fees between consolidated entities	-	22,010	9,000	8,172	(39,182)	-
Amortization of broadcast rights	-	25,398	2,781	1,847	-	30,026
Amortization of intangible assets	-	13,857	1,211	8,330	-	23,398
Depreciation	-	22,420	1,207	1,670	-	25,297
Total operating expenses	-	345,757	30,820	60,699	(41,560)	395,716
Income (loss) from operations	-	108,851	18,251	(5,166)	-	121,936
Interest expense, net	-	(35,811)	(4,622)	(798)	-	(41,231)
Other expenses	-	(283)	-	-	-	(283)
Equity in income of subsidiaries	37,973	-	-	-	(37,973)	-
Income (loss) before income taxes	37,973	72,757	13,629	(5,964)	(37,973)	80,422
Income tax (expense) benefit	-	(29,239)	(5,283)	1,173	-	(33,349)
Net income (loss)	37,973	43,518	8,346	(4,791)	(37,973)	47,073
Net income attributable to noncontrolling interests	-	-	-	(817)	-	(817)
Net income (loss) attributable to Nexstar	$37,973	$43,518	$8,346	$(5,608)	$(37,973)	$46,256

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$357,321	$24,348	$39,415	$-	$421,084
Revenue between consolidated entities	-	12,907	17,907	5,715	(36,529)	-
Net revenue	-	370,228	42,255	45,130	(36,529)	421,084
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	109,699	10,656	20,712	-	141,067
Selling, general, and administrative expenses, excluding depreciation and amortization	-	104,474	1,662	9,611	(1,901)	113,846
Local service agreement fees between consolidated entities	-	21,720	4,890	8,018	(34,628)	-
Amortization of broadcast rights	-	23,680	2,844	2,730	-	29,254
Amortization of intangible assets	-	15,587	1,207	7,503	-	24,297
Depreciation	-	19,551	1,212	1,411	-	22,174
Total operating expenses	-	294,711	22,471	49,985	(36,529)	330,638
Income (loss) from operations	-	75,517	19,784	(4,855)	-	90,446
Interest expense, net	-	(34,270)	(4,638)	(776)	-	(39,684)
Other expenses	-	(268)	-	-	-	(268)
Equity in income of subsidiaries	24,344	-	-	-	(24,344)	-
Income (loss) before income taxes	24,344	40,979	15,146	(5,631)	(24,344)	50,494
Income tax (expense) benefit	-	(14,939)	(5,891)	2,148	-	(18,682)
Net income (loss)	24,344	26,040	9,255	(3,483)	(24,344)	31,812
Net loss attributable to noncontrolling interests	-	-	-	1,416	-	1,416
Net income (loss) attributable to Nexstar	$24,344	$26,040	$9,255	$(2,067)	$(24,344)	$33,228

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$96,341	$(907)	$775	$-	$96,209

Cash flows from investing activities:
Purchases of property and equipment	-	(13,406)	(110)	(1,519)	-	(15,035)
Deposits and payments for acquisitions	-	(103,969)	-	-	-	(103,969)
Other investing activities	-	335	-	-	-	335
Net cash used in investing activities	-	(117,040)	(110)	(1,519)	-	(118,669)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(44,809)	(1,167)	(2,100)	-	(48,076)
Common stock dividends paid	(14,716)	-	-	-	-	(14,716)
Inter-company payments	14,503	(14,503)	-	-	-	-
Excess tax benefit from stock option exercises	-	13,176	-	-	-	13,176
Other financing activities	213	(2,371)	-	-	-	(2,158)
Net cash provided by (used in) financing activities	-	9,493	(1,167)	(2,100)	-	6,226
Net decrease in cash and cash equivalents	-	(11,206)	(2,184)	(2,844)	-	(16,234)
Cash and cash equivalents at beginning of period	-	27,492	4,361	11,563	-	43,416
Cash and cash equivalents at end of period	$-	$16,286	$2,177	$8,719	$-	$27,182

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$68,199	$6,318	$6,076	$-	$80,593

Cash flows from investing activities:
Purchases of property and equipment	-	(12,171)	(36)	(1,342)	176	(13,373)
Deposits and payments for acquisitions	-	(502,912)	-	(79)	43,300	(459,691)
Proceeds from sale of a station	-	70,105	-	-	(43,300)	26,805
Other investing activities	-	1,985	150	180	(176)	2,139
Net cash (used in) provided by investing activities	-	(442,993)	114	(1,241)	-	(444,120)

Cash flows from financing activities:
Proceeds from long-term debt	-	409,950	-	2,000	-	411,950
Repayments of long-term debt	-	(139,910)	(6,418)	(1,500)	-	(147,828)
Common stock dividends paid	(11,865)	-	-	-	-	(11,865)
Inter-company payments	8,581	(8,581)	-	-	-	-
Other financing activities	3,284	2,875	(8)	98	-	6,249
Net cash provided by (used in) financing activities	-	264,334	(6,426)	598	-	258,506
Net (decrease) increase in cash and cash equivalents	-	(110,460)	6	5,433	-	(105,021)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$20,012	$886	$5,993	$-	$26,891

11.  Subsequent Events

On July 22, 2016, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.24 per share of its Class A common stock. The dividend is payable on August 26, 2016 to stockholders of record on August 12, 2016.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes into a segregated escrow account as part of the financing for the Media General merger and refinancing of existing debt of the Company and Media General. See Note 6 for additional information.

Subsequent to June 30, 2016, Nexstar repaid a total of $16.0 million outstanding revolving loans, funded by cash on hand.

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

Executive Summary

2016 Highlights

•

Net revenue during the second quarter of 2016 increased by $42.6 million, or 19.4% compared to the same period in 2015. The increase in net revenue was primarily due to an increase in retransmission compensation on our legacy stations of $22.7 million, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber and incremental revenue from our newly acquired stations and entities and stations contracted with to provide programming and sales services of $20.7 million.

•	For each of the two quarters during 2016, our Board of Directors declared dividends of $0.24 per share of Nexstar’s outstanding common stock, or total dividend payments of $14.7 million.

Acquisitions

	Acquisition Date	Purchase Price
North Dakota	February 1, 2016	$44.0 million in cash	Four CBS affiliated full power television stations in the Minot-Bismarck-Dickinson, ND market
Des Moines	March 14, 2016	$3.9 million in cash	The CW affiliate in the Des Moines-Ames, Iowa market
West Virginia	1st closing on January 4, 2016 2nd closing in Q4 2016	$130.0 million in cash, plus working capital adjustments	Three CBS and one NBC affiliated full power television stations in four markets.
Media General	Q4 2016	Estimated $2.2 billion in cash and stock consideration, plus the potential CVR	Media General currently owns, operates or provides services to 71 television stations in 48 markets

Our West Virginia acquisition is subject to FCC approval and other customary conditions. We paid $65.0 million for this acquisition as of the first closing and the remaining $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under our senior secured credit facility.

Our proposed merger with Media General is subject to FCC and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. In order to comply with the FCC’s local television ownership rule, to meet the U.S. television household national ownership cap and to obtain FCC and Department of Justice approval of the proposed merger, we entered into various definitive agreements in May and June 2016 to sell 13 stations in 12 markets for a total consideration of $547.8 million, plus working capital adjustments. We currently own six of the proposed station divestitures and seven stations are currently owned by Media General. The proceeds are expected to be used to partially finance the merger and the refinancing of certain existing indebtedness of the Company and Media General. On June 8, 2016, the merger was approved by both our and Media General’s shareholders.

We have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing in the form of credit facilities and notes to consummate the merger, to refinance certain existing indebtedness of the Company and Media General, to pay related fees and expenses and for general corporate purposes. The debt refinancing will include the outstanding obligations under the Company’s term loans and revolving credit facilities.

See Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information with respect to the above acquisitions.

Debt transactions

•

In January and February 2016, we borrowed a total of $58.0 million under our revolving credit facility to partially fund the North Dakota and West Virginia acquisitions. Through June 2016, we repaid $38.0 million outstanding principal balance under our revolving credit facility funded by cash on hand. Subsequent to June 30, 2016, we repaid a total of $16.0 million outstanding revolving loans, funded by cash on hand.

•	Through June 2016, we, Mission and Marshall paid the contractual maturities under each of our term loans totaling $10.1 million.

•

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus our pre-funding of $5.6 million interest through August 2016, were deposited into a segregated escrow account which cannot be utilized until the Escrow Release Conditions of the 5.625% Notes are satisfied. Among other things, the Escrow Release Conditions include the consummation of our merger with Media General and our assumption of all of the obligations of Nexstar Escrow under the 5.625% Notes, which are all expected to occur in the fourth quarter of 2016. Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes will be used to partially finance the merger, to refinance certain existing indebtedness of the Company and Media General, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to April 27, 2017, or if the merger agreement is terminated, the 5.625% Notes are subject to a special mandatory redemption equal to the principal amount of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes up to, but not including, the date of such special mandatory redemption.

Overview of Operations

As of June 30, 2016, we owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by the VIEs, in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight and Parker. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it obtain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area was deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. Various parties, including us (and Mission, which intervened), appealed this rule to the U.S. Court of Appeals for the D.C. Circuit, which transferred the appeal to the U.S. Court of Appeals for the Third Circuit.  On May 25, 2016, the Third Circuit issued a decision that vacated the JSA attribution rule and remanded it to the FCC.  As a result, the FCC’s 2014 JSA attribution rule is not effective at this time, but the FCC has announced its intention to reimpose the rule as part of its pending quadrennial review of its media ownership rules.  If the Company is required to terminate or modify its JSAs or other local service agreements, it could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to its advertisers and receipt of less revenues from them.

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

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Mission, Marshall, Parker and White Knight are now required to separately negotiate their retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$97,608	36.3	$93,991	41.4	$191,375	36.0	$178,515	41.1
National	35,877	13.3	38,793	17.1	71,327	13.4	74,371	17.1
Political	11,257	4.2	1,906	0.8	23,011	4.3	2,266	0.5
Retransmission compensation	98,137	36.5	69,719	30.7	195,450	36.8	136,283	31.4
Digital	24,857	9.2	21,180	9.3	47,390	8.9	40,492	9.3
Other	1,455	0.5	1,379	0.7	3,060	0.6	2,580	0.6
Total gross revenue	269,191	100.0	226,968	100.0	531,613	100.0	434,507	100.0
Less: Agency commissions	(18,941)		(19,404)		(37,122)		(36,601)
Net broadcast revenue	250,250		207,564		494,491		397,906
Trade and barter revenue	11,744		11,785		23,161		23,178
Net revenue	$261,994		$219,349		$517,652		$421,084

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$261,994	100.0	$219,349	100.0	$517,652	100.0	$421,084	100.0
Operating expenses:
Corporate expenses	13,027	5.0	10,474	4.8	28,838	5.6	22,157	5.3
Direct operating expenses, net of trade	90,025	34.4	70,875	32.3	177,971	34.4	137,025	32.5
Selling, general and administrative expenses, excluding corporate	52,745	19.5	46,083	21.0	105,099	19.9	91,689	21.8
Trade and barter expense	11,912	4.5	11,641	5.3	23,256	4.5	22,939	5.4
Depreciation	12,739	4.9	11,302	5.2	25,297	4.9	22,174	5.3
Amortization of intangible assets	11,319	4.3	11,237	5.1	23,398	4.5	24,297	5.8
Amortization of broadcast rights, excluding barter	6,220	2.4	5,195	2.3	11,857	2.2	10,357	2.4
Income from operations	$64,007		$52,542		$121,936		$90,446

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

Gross local advertising revenue was $97.6 million for the three months ended June 30, 2016, compared to $94.0 million for the same period in 2015, an increase of $3.6 million, or 3.8%. Gross national advertising revenue was $35.9 million for the three months ended June 30, 2016, compared to $38.8 million for the same period in 2015, a decrease of $2.9 million, or 7.5%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $8.6 million. Our legacy stations’ local and national advertising revenue decreased by $7.9 million during the three months ended June 30, 2016 compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automobile, represented approximately 25% and 23% of our local and national advertising revenue for the three months ended June 30, 2016 and 2015, respectively. Overall, including past results of our newly acquired stations, automobile revenues were slightly up for the quarter. The other categories representing our top five were attorneys, which increased in 2016, and fast food/restaurants, furniture and medical/healthcare, which all decreased in 2016.

Gross political advertising revenue was $11.3 million for the three months ended June 30, 2016, compared to $1.9 million for the same period in 2015, an increase of $9.3 million, as 2016 is an election year.

Retransmission compensation was $98.1 million for the three months ended June 30, 2016, compared to $69.7 million for the same period in 2015, an increase of $28.4 million, or 40.8%. The increase in retransmission compensation was attributable to a $22.7 million increase on our legacy stations, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $5.7 million.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $24.9 million for the three months ended June 30, 2016, compared to $21.1 million for the same period in 2015, an increase of $3.7 million, or 17.4%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $4.1 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $13.0 million for the three months ended June 30, 2016, compared to $10.5 million for the same period in 2015, an increase of $2.6 million, or 24.4%. This was primarily attributable to an increase in legal and professional fees of $1.8 million, primarily associated with our acquisitions of stations and entities, an increase in stock-based compensation expense of $0.1 million due to equity incentive awards in 2015 and 2016 and an increase in payroll expense of $0.4 million related to the increased number of stations.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $142.8 million for the three months ended June 30, 2016, compared to $117.0 million for the same period in 2015, an increase of $25.8 million, or 22.1%. The increase was primarily due to expenses of our newly acquired stations and entities of $13.2 million, loss on change in the fair value of contingent consideration related to an entity acquired in October 2015 of $1.7 million and an increase in programming costs for our legacy stations of $9.0 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $12.7 million for the three months ended June 30, 2016, compared to $11.3 million for the same period in 2015, an increase of $1.4 million, or 12.7%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $0.8 million and incremental depreciation from newly capitalized assets.

Amortization of intangible assets was flat at $11.3 million for the three months ended June 30, 2016, compared to $11.2 million for the same period in 2015.

Amortization of broadcast rights, excluding barter was $6.2 million for the three months ended June 30, 2016, compared to $5.2 million for the same period in 2015, an increase of $1.0 million, or 19.7%, primarily attributable to write downs to the net realizable value of the broadcast rights and incremental amortization from our newly acquired stations.

Interest Expense, net

Interest expense, net was flat at $20.6 million for the three months ended June 30, 2016, compared to $20.4 million for the same period in 2015.

Income Taxes

Income tax expense was $18.5 million for the three months ended June 30, 2016, compared to $12.1 million for the same period in 2015. The effective tax rates were 42.7% and 37.8% for each of the respective periods. Our station acquisitions reduced our blended state tax rate in 2015 resulting in an income tax benefit of $0.5 million, or a 1.6% impact to the effective tax rate. Additionally, the nondeductible loss on contingent consideration fair value adjustments in 2016 resulted in a 1.4% increase in the effective tax rate.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

Gross local advertising revenue was $191.4 million for the six months ended June 30, 2016, compared to $178.5 million for the same period in 2015, an increase of $12.9 million, or 7.2%. Gross national advertising revenue was $71.3 million for the six months ended June 30, 2016, compared to $74.4 million for the same period in 2015, a decrease of $3.0 million, or 4.1%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $20.8 million. Our legacy stations’ local and national advertising revenue decreased by $11.0 million during the six months ended June 30, 2016 compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automobile, represented approximately 25% and 24% of our local and national advertising revenue for the six months ended June 30, 2016 and 2015, respectively. Overall, including past results of our newly acquired stations, automobile revenues were slightly up for the period. The other categories representing our top five were attorneys, which increased in 2016, and fast food/restaurants, furniture and medical/healthcare, which all decreased in 2016.

Gross political advertising revenue was $23.0 million for the six months ended June 30, 2016, compared to $2.3 million for the same period in 2015, an increase of $20.7 million, as 2016 is an election year.

Retransmission compensation was $195.4 million for the six months ended June 30, 2016, compared to $136.3 million for the same period in 2015, an increase of $59.2 million, or 43.4%. The increase in retransmission compensation was attributable to a $44.8 million increase on our legacy stations, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $14.4 million.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $47.4 million for the six months ended June 30, 2016, compared to $40.5 million for the same period in 2015, an increase of $6.9 million, or 17.0%. This was primarily attributable to new customers for digital publishing and content management services of $2.3 million and incremental revenue from our newly acquired stations and entities of $4.9 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $28.8 million for the six months ended June 30, 2016, compared to $22.2 million for the same period in 2015, an increase of $6.7 million, or 30.2%. This was primarily attributable to an increase in legal and professional fees of $5.5 million, primarily associated with our acquisitions of stations and entities, an increase in stock-based compensation expense of $0.4 million due to equity incentive awards in 2015 and 2016 and an increase in payroll expense of $0.7 million related to the increased number of stations.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $283.1 million for the six months ended June 30, 2016, compared to $228.7 million for the same period in 2015, an increase of $54.4 million, or 23.8%. The increase was primarily due to expenses of our newly acquired stations and entities of $30.9 million, loss on change in the fair value of contingent consideration related to an entity acquired in October 2015 of $2.1 million an increase in employee healthcare costs for our legacy stations of $1.6 million and an increase in programming costs for our legacy stations of $17.5 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $25.3 million for the six months ended June 30, 2016, compared to $22.2 million for the same period in 2015, an increase of $3.1 million, or 14.1%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $1.8 million and incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $23.4 million for the six months ended June 30, 2016, compared to $24.3 million for the same period in 2015, a decrease of $0.9 million, or 3.7%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets of $4.8 million, partially offset by incremental amortization of other intangible assets from our newly acquired stations and entities of $3.9 million.

Amortization of broadcast rights, excluding barter was $11.9 million for the six months ended June 30, 2016, compared to $10.4 million for the same period in 2015, an increase of $1.5 million, or 14.5%, primarily attributable to incremental amortization from our newly acquired stations of $1.2 million.

Interest Expense, net

Interest expense, net was $41.2 million for the six months ended June 30, 2016, compared to $39.7 million for the same period in 2015, an increase of $1.5 million, or 3.9%, primarily attributable to increased borrowings during 2015 and 2016 to fund our acquisitions.

Income Taxes

Income tax expense was $33.3 million for the six months ended June 30, 2016, compared to $18.7 million for the same period in 2015. The effective tax rates were 41.5% and 37.0% for each of the respective periods. Our station acquisitions reduced our blended state tax rate in 2015 resulting in an income tax benefit of $1.4 million, or a 2.7% impact to the effective tax rate. Additionally, the nondeductible loss on contingent consideration fair value adjustments in 2016 resulted in a 0.9% increase in the effective tax rate.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$96,209	$80,593
Net cash used in investing activities	(118,669)	(444,120)
Net cash provided by financing activities	6,226	258,506
Net decrease in cash and cash equivalents	$(16,234)	$(105,021)
Cash paid for interest	$39,214	$30,721
Cash paid for income taxes, net of refunds	$23,682	$17,642

	As of	As of
	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$27,182	$43,416
Long-term debt including current portion	1,487,839	1,476,214
Unused revolving loan commitments under senior secured credit facilities(1)	83,000	103,000

(1)	Based on covenant calculations as of June 30, 2016, all of the $83.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $15.6 million during the six months ended June 30, 2016 compared to the same period in 2015. This was primarily due to an increase in net revenue (excluding trade and barter) of $96.6 million less an increase in station and corporate operating expenses (excluding stock compensation and other non-cash station operating expenses) of $60.0 million, and source of cash resulting from timing of payments to vendors of $9.6 million. These transactions were partially offset by an increase in the impact of the excess tax benefit from stock option exercises of $13.2 million, an increase in cash paid for interest of $8.5 million, an increase in payments for income taxes of $6.0 million, an increase in payments for broadcast rights of $1.0 million and timing of collections of accounts receivable of $7.2 million.

Cash paid for interest increased by $8.5 million during the six months ended June 30, 2016 compared to the same period in 2015, primarily due to increased borrowings during 2015 and 2016 to fund our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $325.4 million during the six months ended June 30, 2016 compared to the same period in 2015. In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million. In 2015, we completed the acquisitions of Communications Corporation of America (“CCA”), KASW, Yashi, Inc. (“Yashi”) and KLAS for total payments of $459.7 million. Simultaneous with our acquisition of CCA, we sold a station owned by CCA for $26.8 million in cash and certain real estate properties we owned for $2.1 million in cash.

Capital expenditures during the six months ended June 30, 2016 increased by $1.7 million compared to the same period in 2015, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $252.3 million during the six months ended June 30, 2016 compared to the same period in 2015.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. We also recognized a $13.2 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $38.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $10.1 million, payments of dividends to our common stockholders of $14.7 million ($0.24 per share each quarter) and payments for capital lease obligations of $2.2 million.

In 2015, we issued our $275.0 million 6.125% Notes due 2022 at par. We also borrowed a total amount of $134.9 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi and KLAS acquisitions and to pay for related fees and expenses. We also received $3.3 million proceeds from stock option exercises and recognized a $7.8 million excess tax benefit from stock-based compensation arrangements. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by $7.4 million scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans, repayments of outstanding obligations under the Company’s revolving credit facilities of $140.5 million, payments of dividends to our common stockholders of $11.9 million ($0.19 per share each quarter), payments for debt financing costs of $3.2 million and payments for capital lease obligations of $1.7 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2016, we, Mission and Marshall had total combined debt of $1.5 billion, which represented 91.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $83.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2016. Subsequent to June 30, 2016, we repaid a total of $16.0 million outstanding revolving loans, funded by cash on hand. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On January 27, 2016, we entered into a definitive merger agreement with Media General, whereby we will acquire Media General’s outstanding equity for approximately $2.2 billion in cash and stock consideration, estimated based on the $47.58 market price per share of our Class A common stock on June 30, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR entitling Media General shareholders to net cash proceeds, if any, from the sale of Media General’s spectrum in the FCC’s spectrum auction. We have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing in the form of credit facilities and notes to consummate the merger and to refinance certain existing indebtedness of the Company and Media General.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus our pre-funding of $5.6 million interest through August 2016, were deposited into a segregated escrow account which cannot be utilized until the Escrow Release Conditions of the 5.625% Notes are satisfied. Among other things, the Escrow Release Conditions include the consummation of our merger with Media General and our assumption of all of the obligations of Nexstar Escrow under the 5.625% Notes, which are all expected to occur in the fourth quarter of 2016. Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes will be used to partially finance the merger, to refinance certain existing indebtedness of the Company and Media General, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to April 27, 2017, or if the merger agreement is terminated, the 5.625% Notes are subject to a special mandatory redemption equal to the principal amount of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes up to, but not including, the date of such special mandatory redemption.

The proposed merger is subject to FCC and other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino waiting period) and other customary closing conditions. In order to comply with the FCC’s local television ownership rule, to meet the U.S. television household national ownership cap and to obtain FCC and Department of Justice approval of the proposed merger, we have entered into various definitive agreements during May and June 2016 to sell 13 stations in 12 markets for a total consideration of $547.8 million, plus working capital adjustments. The proceeds are expected to be used to partially finance the merger and to refinance certain existing indebtedness of the Company and Media General.

We expect the merger, the required divestitures, our assumption of the 5.625% Notes from the Escrow Issuer and the debt refinancing to be completed in the fourth quarter of 2016.

The merger agreement also contains certain termination rights for both us and Media General. If the merger agreement is terminated in connection with Media General entering into a definitive agreement for a superior proposal, as well as under certain other circumstances, the termination fee payable to us will be $80.0 million. The merger agreement also provides that we will be required to pay a termination fee to Media General of $80.0 million if the merger agreement is terminated under certain circumstances. Either party may terminate the merger agreement if the merger is not consummated on or before January 27, 2017, with an automatic extension to April 27, 2017, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

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

In connection with our acquisition of Kixer in October 2015, we have committed to pay the sellers up to $7.0 million in cash payments if certain revenue targets are met during 2016. We expect to fund the cash payments in accordance with the purchase agreement through a combination of cash to be generated from operations and borrowings under our senior secured credit facility.

On July 22, 2016, our Board of Directors declared a quarterly dividend of $0.24 per share of our Class A common stock. The dividend is payable on August 26, 2016 to stockholders of record on August 12, 2016.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2016 (in thousands):

		Remainder
	Total	of 2016	2017-2018	2019-2020	Thereafter
Nexstar senior secured credit facility	$419,952	$8,345	$160,738	$250,869	$-
Mission senior secured credit facility	227,060	1,168	4,670	221,222	-
Marshall senior secured credit facility	55,850	2,550	53,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
	$1,502,862	$12,063	$218,708	$997,091	$275,000

We make semiannual interest payments on our $525.0 million 6.875% Notes on May 15 and November 15 of each year. We also make semiannual interest payments on our $275.0 million 6.125% Notes on February 15 and August 15 of each year. Interest payments on our, Mission’s and Marshall’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected. We will make interest payments on the 5.625% Notes on February 1 and August 1 of each year beginning on February 1, 2017.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes and the 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. The Company believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing the respective notes for a period of at least the next twelve months from June 30, 2016.

No Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall, White Knight and Parker in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on

Form 10-K for the year ended December 31, 2015. Management believes that as of June 30, 2016, there has been no material change to this information.

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

The term loan borrowings at June 30, 2016 under the Company’s senior secured credit facilities bear interest rates ranging from 2.4% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.4% at June 30, 2016. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2016 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $4.4 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2016. Due to the LIBOR floor on certain of the Company’s term loans, an increase of 50 basis points in LIBOR would result in a $1.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $1.0 million. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2016, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2016, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of January 27, 2016, by and between Nexstar Broadcasting Group, Inc., Media General, Inc., and Neptune Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 28, 2016). +

4.1

Indenture, dated as of July 27, 2016, between Nexstar Escrow Corporation, as issuer, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 29, 2016).

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: August 9, 2016