Form 10-Q
period 2016-09-30
NEXSTAR BROADCASTING GROUP INC
filed 2016-11-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 7, 2016, the registrant had 30,704,854 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$29,256	$43,416
Accounts receivable, net of allowance for doubtful accounts of $6,128 and $5,369, respectively	214,404	192,991
Broadcast rights	15,495	16,297
Prepaid expenses and other current assets	27,866	7,324
Total current assets	287,021	260,028
Property and equipment, net	283,600	266,583
Goodwill	488,432	451,662
FCC licenses	542,524	489,335
Other intangible assets, net	336,406	314,361
Restricted cash	900,402	-
Other noncurrent assets, net	82,311	53,165
Total assets(1)	$2,920,696	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$28,093	$22,139
Current portion of broadcast rights payable	16,750	17,510
Accounts payable	25,388	25,936
Accrued expenses	70,364	60,559
Interest payable	24,751	10,939
Other current liabilities	15,804	8,978
Total current liabilities	181,150	146,061
Debt	2,320,077	1,454,075
Deferred tax liabilities	111,079	101,764
Other noncurrent liabilities	40,789	46,861
Total liabilities(1)	2,653,095	1,748,761
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2016 and December 31, 2015	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,621,369 shares issued at each of September 30, 2016 and December 31, 2015 and 30,704,854 and 30,627,804 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	316	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2016 and December 31, 2015	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	392,836	396,224
Accumulated deficit	(197,065)	(268,120)
Treasury stock - at cost; 916,515 and 993,565 shares at September 30, 2016 and December 31, 2015, respectively	(43,619)	(47,746)
Total Nexstar Broadcasting Group, Inc. stockholders' equity	152,468	80,674
Noncontrolling interests in consolidated variable interest entities	115,133	5,699
Total stockholders' equity	267,601	86,373
Total liabilities and stockholders' equity	$2,920,696	$1,835,134

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of September 30, 2016 and December 31, 2015 include certain assets held by consolidated VIEs of $227.1 million and $119.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of September 30, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $38.0 million and $40.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$275,659	$223,031	$793,311	$644,115
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	100,744	78,551	283,802	219,618
Selling, general, and administrative expenses, excluding depreciation and amortization	63,602	56,426	197,539	170,272
Amortization of broadcast rights	14,034	15,312	44,060	44,566
Amortization of intangible assets	11,505	11,351	34,903	35,648
Depreciation	12,877	13,076	38,174	35,250
Total operating expenses	202,762	174,716	598,478	505,354
Income from operations	72,897	48,315	194,833	138,761
Interest expense, net	(29,622)	(20,396)	(70,853)	(60,080)
Other expenses	(126)	(115)	(409)	(383)
Income before income taxes	43,149	27,804	123,571	78,298
Income tax expense	(17,533)	(10,649)	(50,882)	(29,331)
Net income	25,616	17,155	72,689	48,967
Net (income) loss attributable to noncontrolling interests	(817)	127	(1,634)	1,543
Net income attributable to Nexstar Broadcasting Group, Inc.	$24,799	$17,282	$71,055	$50,510
Net income per common share attributable to Nexstar Broadcasting Group, Inc.:
Basic	$0.81	$0.55	$2.32	$1.62
Diluted	$0.78	$0.54	$2.25	$1.57
Weighted average number of common shares outstanding:
Basic	30,695	31,262	30,678	31,261
Diluted	31,698	32,151	31,619	32,263

Dividends declared per common share	$0.24	$0.19	$0.72	$0.57

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2015	-	$-	31,621,369	$316	-	$-	-	$-	$396,224	$(268,120)	(993,565)	$(47,746)	$5,699	$86,373
Stock-based compensation expense	-	-	-	-	-	-	-	-	9,002	-	-	-	-	9,002
Vesting of restricted stock units and exercise of stock options	-	-	-	-	-	-	-	-	(3,740)	-	77,050	4,127	-	387
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	13,428	-	-	-	-	13,428
Common stock dividends declared	-	-	-	-	-	-	-	-	(22,078)	-	-	-	-	(22,078)
Consolidation of variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	108,543	108,543
Purchase of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	(100)	(100)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(643)	(643)
Net income	-	-	-	-	-	-	-	-	-	71,055	-	-	1,634	72,689
Balances as of September 30, 2016	-	$-	31,621,369	$316	-	$-	-	$-	$392,836	$(197,065)	(916,515)	$(43,619)	$115,133	$267,601

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$72,689	$48,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	2,250	1,764
Amortization of broadcast rights, excluding barter	17,075	16,297
Depreciation of property and equipment	38,174	35,250
Amortization of intangible assets	34,903	35,648
(Gain) loss on asset disposal, net	(518)	922
Amortization of debt financing costs and debt discounts	3,394	2,756
Stock-based compensation expense	9,002	8,515
Deferred income taxes	30,150	26,513
Payments for broadcast rights	(17,242)	(16,280)
Deferred gain recognition	(327)	(327)
Amortization of deferred representation fee incentive	(880)	(836)
Non-cash representation contract termination fee	-	1,516
Excess tax benefit from stock option exercises	(13,428)	(7,914)
Change in the fair value of contingent consideration	3,483	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(22,845)	(11,633)
Prepaid expenses and other current assets	(20,387)	(2,002)
Other noncurrent assets	(132)	361
Accounts payable, accrued expenses and other current liabilities	14,737	10,600
Taxes payable	(48)	(20,699)
Interest payable	13,812	11,165
Other noncurrent liabilities	(868)	72
Net cash provided by operating activities	162,994	140,655
Cash flows from investing activities:
Purchases of property and equipment	(25,642)	(21,282)
Deposits and payments for acquisitions, net of cash acquired	(103,970)	(461,678)
Proceeds from sale of a station	-	26,805
Proceeds from disposals of property and equipment	585	2,206
Net cash used in investing activities	(129,027)	(453,949)
Cash flows from financing activities:
Proceeds from long-term debt	58,000	416,950
Repayments of long-term debt	(73,115)	(151,518)
Payments for debt financing costs	(19,282)	(3,225)
Purchase of treasury stock	-	(48,660)
Proceeds from exercise of stock options	387	3,327
Excess tax benefit from stock option exercises	13,428	7,914
Common stock dividends paid	(22,078)	(17,870)
Purchase of noncontrolling interests	(100)	-
Contribution from a noncontrolling interest	-	100
Distribution to a noncontrolling interest	(643)	-
Payments for capital lease obligations	(2,724)	(2,280)
Payments for contingent consideration in connection with an acquisition	(2,000)	-
Net cash (used in) provided by financing activities	(48,127)	204,738
Net decrease in cash and cash equivalents	(14,160)	(108,556)
Cash and cash equivalents at beginning of period	43,416	131,912
Cash and cash equivalents at end of period	$29,256	$23,356
Supplemental information:
Interest paid	$68,111	$46,159
Income taxes paid, net of refunds	$27,405	$23,437
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$653	$1,661
Noncash purchases of property and equipment	$737	$3,863
Proceeds from the issuance of debt directly deposited into escrow	$900,402	$-
Consolidation of variable interest entities	$108,543	$-
Accrued debt financing costs	$798	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR BROADCASTING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2016, Nexstar Broadcasting Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by variable interest entities (“VIEs”), in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary. Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Broadcasting Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. On August 2, 2016, Nexstar became the primary beneficiary of its variable interests in the stations currently owned by West Virginia Media Holdings, LLC (“WVMH”) and consolidated these stations as of that date. See Note 2—Variable Interest Entities for additional information.

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	September 30,	December 31,
	2016	2015
Current assets	$4,342	$2,910
Property and equipment, net	7,075	4,004
Goodwill	46,314	18,182
FCC licenses	114,791	74,312
Other intangible assets, net	54,187	20,112
Other noncurrent assets, net	423	389
Total assets	227,132	119,909

Current liabilities	12,436	14,288
Noncurrent liabilities	25,609	26,427
Total liabilities	$38,045	$40,715

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In connection with Nexstar’s acquisition of four full power television stations from WVMH, Nexstar began providing programming and sales services to these stations through a TBA with WVMH effective December 1, 2015. Pursuant to the terms of the agreement, Nexstar will pay an aggregate base fee of $7.5 million in equal monthly payments from the effective date through the final closing of the acquisition which is expected to occur at the end of 2016. Nexstar has determined that it has variable interests in the WVMH stations. However, if the acquisition is not consummated for reasons beyond the control of Nexstar and WVMH, the TBA will terminate no later than June 30, 2017. Thus, Nexstar previously determined that it was not the primary beneficiary of its variable interests on these stations. On August 2, 2016, Nexstar received approval from the FCC to acquire the stations’ remaining assets. Due to this development, the acquisition becomes probable of occurring and Nexstar now holds the ultimate power to direct the activities that most significantly impact the stations’ economic performance including developing the annual operating budget, advertising sales and oversight and control of sales force personnel. Therefore, Nexstar became the primary beneficiary of its variable interests and consolidated these stations as of August 2, 2016. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2016 with Mission, Marshall, Parker, White Knight and WVMH:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission	WFXP and KHMT
	Parker	KFQX
	WVMH	WOWK, WTRF, WVNS and WBOY
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KFXK, KSHV

Nexstar’s ability to receive cash from Mission, Marshall, Parker, White Knight and the WVMH stations is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission, Marshall, Parker, White Knight and WVMH maintain complete responsibility for and control over programming, finances, personnel and operation of their stations.

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$7,030	$6,137
Accounts receivable, net	20,108	16,400
Prepaid expenses and other current assets	3,822	3,460
Total current assets	30,960	25,997
Property and equipment, net	30,919	29,681
Goodwill	97,955	69,825
FCC licenses	114,791	74,312
Other intangible assets, net	89,114	58,053
Other noncurrent assets, net	16,097	22,572
Total assets	$379,836	$280,440

Current liabilities:
Current portion of debt	$8,334	$6,985
Interest payable	27	28
Other current liabilities	12,436	14,288
Total current liabilities	20,797	21,301
Debt	270,406	276,131
Other noncurrent liabilities	25,609	26,427
Total liabilities	$316,812	$323,859

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

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, which we define as developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated this station under authoritative guidance related to the consolidation of VIEs. Under the local service agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of WYZZ from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

As discussed above, Nexstar previously determined that it was not the primary beneficiary of its variable interests in the stations currently owned by WVMH. On August 2, 2016, Nexstar became the primary beneficiary of its variable interests and consolidated these stations as of that date.

As of September 30, 2016 and December 31, 2015, Nexstar had balances in accounts payable of $0.2 million and $0.8 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $0.6 million and $1.0 million, respectively. Fees incurred under these arrangements of $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $0.5 million during each of the nine months then ended, were included in direct operating expenses in the Condensed Consolidated Statements of Operations.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature.

On July 27, 2016, Nexstar Escrow Corporation (“Nexstar Escrow”), a wholly-owned subsidiary of Nexstar, completed the sale and issuance of $900.0 million of 5.625% Senior Unsecured Notes due 2024 at par (the “5.625% Notes”). The gross proceeds from these notes, plus Nexstar’s pre-funding of $14.1 million interest, have been deposited into a segregated escrow account and invested into money market funds and government obligations which are valued using quoted prices in active markets for identical assets (Level 1). These funds are restricted until certain conditions are satisfied, including the consummation of Nexstar’s proposed merger with Media General, Inc. (“Media General”) (See Notes 3 and 6). As of September 30, 2016, the pre-funded interest is included in prepaid expenses and other current assets and the gross proceeds from the notes plus the investment income earned are presented as non-current restricted cash in the accompanying Condensed Consolidated Balance Sheet.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	30,695	31,262	30,678	31,261
Dilutive effect of equity incentive plan instruments	1,003	889	941	1,002
Weighted average shares outstanding - diluted	31,698	32,151	31,619	32,263

Stock options and restricted stock units to acquire a weighted average of 224,000 shares and 879,000 shares for the three months ended September 30, 2016 and 2015, respectively, and 468,000 shares and 932,000 shares during each of the respective nine months then ended of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive.

Income Taxes

The Company expects to be able to utilize the excess tax benefits related to stock option exercises that occurred in 2013 during the 2016 tax year.  This resulted in a recognition of $13.2 million of deferred tax assets through accumulated paid in capital during the nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (ASU 2016-15). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption during an interim period. The Company does not expect the implementation of this standard to have a material impact on its statements of cash flows.

3.  Acquisitions and Dispositions

WVMH

On November 16, 2015, Nexstar entered into a definitive agreement to acquire the assets of four CBS and NBC full power television stations from WVMH for $130.0 million in cash, subject to adjustments for working capital. The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. WBOY in the Clarksburg-Weston, West Virginia market is affiliated with NBC. The acquisition will allow Nexstar entrance into these markets. Nexstar began providing programming and sales services to these stations pursuant to a TBA effective December 1, 2015 which will terminate upon completion of the acquisition.

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

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first closing are as follows (in thousands):

Accounts receivable	$438
Prepaid expenses and other current assets	114
Property and equipment	18,362
Other intangible assets	3,402
Goodwill	35
Total assets acquired at first closing	22,351
Less: Accounts payable and accrued expenses	(623)
Less: Other noncurrent liabilities	(307)
Net assets acquired at first closing	21,421
Deposit on second closing	43,543
Total paid at first closing	$64,964

Other intangible assets are amortized over an estimated weighted average useful life of three years.

The arrangement with WVMH allows Nexstar to return the assets acquired in the first closing if the second closing cannot be completed for reasons beyond the control of Nexstar and WVMH. Since not all assets needed to operate the stations were acquired in January 2016, the first closing does not represent an acquisition of a business. Thus, the excess of total payments in the first closing over the provisional fair values of the assets acquired and liabilities assumed was considered a deposit.

As discussed in Note 2, Nexstar became the primary beneficiary of its variable interests in WVMH’s stations upon receiving FCC approval on August 2, 2016 to acquire the stations’ remaining assets. Therefore, Nexstar has consolidated these assets under authoritative guidance related to the consolidation of VIEs as of this date. Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the remaining assets consolidated are as follows (in thousands):

Broadcast rights	$527
Property and equipment	3,489
FCC licenses	41,230
Network affiliation agreements	35,387
Goodwill	28,437
Consolidated assets of VIEs	109,070
Less: Broadcast rights payable	(527)
Consolidated net asset of VIEs	$108,543

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years.

The consolidation of the remaining assets of the WVMH stations resulted in non-controlling interests of $108.5 million, representing the estimated fair value attributable to the owners.

The remaining purchase price of $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under Nexstar’s senior secured credit facility which is expected to occur at the end of 2016. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the nine months ended September 30, 2016.

The stations’ net revenue of $9.0 million and operating income of $1.5 million from August 2, 2016 to September 30, 2016 have been included in the accompanying Condensed Consolidated Statements of Operations.

Reiten

On February 1, 2016, Nexstar completed the acquisition of the assets of four full power television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 6). The purchase price includes a $2.2 million deposit paid by Nexstar upon signing the purchase agreement in September 2015. The stations, all affiliated with CBS at acquisition, are KXMA, KXMB, KXMC and KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMA, KXMB and KXMD are satellite stations of KXMC. This acquisition allows Nexstar entrance into this market. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the nine months ended September 30, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$13
Property and equipment	8,139
FCC licenses	9,779
Network affiliation agreements	16,084
Other intangible assets	2,073
Goodwill	7,931
Total assets acquired	44,019
Less: Broadcast rights payable	(13)
Less: Accounts payable and accrued expenses	(8)
Net assets acquired	$43,998

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

The stations’ net revenue of $2.6 million and break-even from operations during the three months ended September 30, 2016 and net revenue of $8.1 million and operating income of $0.7 million from the date of acquisition to September 30, 2016 have been included in the accompanying Condensed Consolidated Statements of Operations.

KCWI

On March 14, 2016, Nexstar completed the acquisition of the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.9 million. A deposit of $0.2 million was paid upon signing the purchase agreement in October 2014. No significant transaction costs relating to this acquisition were incurred during the nine months ended September 30, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$380
Broadcast rights	1,740
Prepaid expenses and other current assets	40
Property and equipment	1,076
FCC licenses	2,180
Other intangible assets	2
Goodwill	367
Total assets acquired	5,785
Less: Broadcast rights payable	(1,886)
Less: Accrued expenses	(17)
Net assets acquired	$3,882

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes.

KCWI’s net revenue of $1.2 million and operating income of $1.1 million during the three months ended September 30, 2016 and net revenue of $2.0 million and operating income of $1.8 million from the date of acquisition to September 30, 2016 have been included in the accompanying Condensed Consolidated Statements of Operations.

Kixer

In October 2015, Lakana LLC, a wholly-owned subsidiary of Nexstar, acquired Kixer, Inc. (“Kixer”) from Centrility, LLC, Keith Bonnici and Know Media, LLC. In addition to the base purchase price that Nexstar paid in October 2015, the sellers could also receive up to $7.0 million in cash payments if certain revenue targets are met during the year 2016 (the “Earnout Payments”). In September 2016, payments totaling $2.0 million were made to the sellers under this arrangement. The estimated fair value of remaining obligations under the Earnout Payments was $4.4 million as of September 30, 2016 and $3.0 million as of December 31, 2015, included in accrued expenses in the Condensed Consolidated Balance Sheets. The increases in the accrual is attributable to periodic re-measurement of the estimated fair value which have been included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Information

The acquisitions of four full power television stations from Reiten, four full power television stations from WVMH, KCWI from Pappas and Kixer from Centrility, LLC, Keith Bonnici and Know Media, LLC are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

Future Acquisition

Media General

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, whereby Nexstar will acquire the latter’s outstanding equity for $10.55 per share in cash and 0.1249 of a share of Nexstar’s Class A common stock for each Media General share. The terms of the agreement also include potential additional consideration to Media General shareholders in the form of a non-transferable contingent value right (“CVR”) for each Media General share entitling Media General shareholders to net cash proceeds, if any, from the sale of Media General’s spectrum in the FCC’s spectrum auction. Depending on the timing of the FCC auction, the CVR may be issued before or at the time of the merger. Each unvested Media General stock option outstanding prior to the completion of the merger will become fully vested and will be converted into an option to purchase Nexstar’s Class A common stock, pursuant to the terms of the merger agreement. Additionally, unless the CVR has been issued prior to the completion of the merger, the holders of Media General stock options will also be entitled to one CVR for each share subject to the Media General stock option immediately prior to the completion of the merger. All other equity-based awards of Media General that are outstanding prior to the merger will vest in full and will be converted into the right to receive the cash, stock and contingent consideration as described above, subject to the terms of the merger agreement. The total consideration for this proposed acquisition is approximately $2.3 billion in cash and stock, estimated based on Nexstar’s Class A common stock market price per share of $57.71 on September 30, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR. It is estimated that the existing Nexstar shareholders will own approximately 66% and Media General shareholders will own approximately 34% of the combined company’s outstanding shares after closing. The transaction costs relating to this proposed acquisition, including legal and professional fees of $0.9 million and $7.1 million, were expensed as incurred during the three and nine months ended September 30, 2016, respectively.

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

Nexstar received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing in the form of credit facilities and notes to consummate the merger and to refinance certain existing indebtedness of the Company and Media General. The debt refinancing will include the outstanding obligations under the Company’s term loans and revolving credit facilities. On July 27, 2016, Nexstar Escrow completed the sale and issuance of $900.0 million of 5.625% Notes at par. The proceeds, which were deposited into a segregated escrow account, are expected to be used to partially finance the merger and to refinance certain existing indebtedness of Nexstar and Media General at closing. See Note 6 for additional information with respect to these notes.

On June 8, 2016, the merger was approved by the shareholders of both companies. The merger is subject to FCC regulatory approval and other customary closing conditions. In order to comply with the FCC’s local television ownership rule, to meet the U.S. television household national ownership cap and to obtain FCC and Department of Justice approval of the proposed merger, Nexstar entered into various definitive agreements in May and June 2016 to sell: (i) the assets of two television stations in two markets to Graham Media Group, Inc. for a total consideration of $120.0 million, plus working capital adjustments, (ii) the assets of two stations in one market to Bayou City Broadcasting Lafayette, Inc. for $40.0 million in cash, plus working capital adjustments, (iii) the assets of one station to Marquee Broadcasting, Inc. for $350 thousand in cash, (iv) the assets of two television stations in two markets to Gray Television Group, Inc. for $270.0 million in cash, plus working capital adjustments, (v) the assets of five stations in five markets to USA Television MidAmerican Holdings, LLC (an affiliate of MSouth Equity Partners and Heartland Media, LLC) for $115.0 million in cash, plus working capital adjustments, and (vi) certain assets of one station to Ramar Communications, Inc. for $2.5 million in cash, plus working capital adjustments. Six of the proposed station divestitures are currently owned by Nexstar and seven are currently owned by Media General. The proceeds are expected to be used to partially finance the merger and the refinancing of certain existing indebtedness of the Company and Media General at closing.

Upon completion of the merger, the required divestitures and the debt refinancing, which are all expected to occur in the fourth quarter of 2016, the combined company will be named Nexstar Media Group, Inc.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2016			December 31, 2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$659,054	$(350,693)	$308,361	$614,592	$(338,016)	$276,576
Other definite-lived intangible assets	1-15	90,398	(62,353)	28,045	84,921	(47,136)	37,785
Other intangible assets		$749,452	$(413,046)	$336,406	$699,513	$(385,152)	$314,361

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2016, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2016 (in thousands):

Remainder of 2016	$11,599
2017	41,614
2018	30,865
2019	28,224
2020	24,910
2021	24,697
Thereafter	174,497
$336,406

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$497,653	$(45,991)	$451,662	$538,756	(49,421)	$489,335
Acquisitions and consolidations of VIEs (See Note 3)	36,770	-	36,770	53,189	-	53,189
Balances as of September 30, 2016	$534,423	$(45,991)	$488,432	$591,945	$(49,421)	$542,524

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2016, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Compensation and related taxes	$25,005	$15,810
Network affiliation fees	24,634	22,324
Other	20,725	22,425
	$70,364	$60,559

6.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term loans, net of financing costs and discount of $7,126 and $8,715, respectively	$668,696	$682,223
Revolving loans	2,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,533 and $5,223, respectively	520,467	519,777
6.125% Senior unsecured notes due 2022, net of financing costs of $2,500 and $2,786, respectively	272,500	272,214
5.625% Senior unsecured notes due 2024, net of financing costs of $15,493	884,507	-
	2,348,170	1,476,214
Less: current portion	(28,093)	(22,139)
	$2,320,077	$1,454,075

2016 Transactions

In January and February 2016, Nexstar borrowed a total of $58.0 million under its revolving credit facility to partially fund the Reiten and WVMH acquisitions discussed in Note 3. Through September 2016, Nexstar fully repaid the $58.0 million outstanding principal balance under its revolving credit facility funded by cash on hand.

Through September 2016, Nexstar, Mission and Marshall paid the contractual maturities under their senior secured credit facilities totaling $15.1 million.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus Nexstar’s pre-funding of $14.1 million interest, have been deposited into a segregated escrow account which cannot be utilized until certain conditions are satisfied. Among other things, such conditions include the consummation of the Nexstar and Media General merger and the assumption by Nexstar of all of the obligations of Nexstar Escrow under the 5.625% Notes, which are all expected to occur in the fourth quarter of 2016 (collectively, the “Escrow Release Conditions”). Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes will be used to partially finance the merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to April 27, 2017, or if the merger agreement is terminated, the 5.625% Notes are subject to a special mandatory redemption equal to the principal amount of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes up to, but not including, the date of such special mandatory redemption.

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

Nexstar recorded $15.8 million in legal, professional and underwriting fees related to the issuance of the 5.625% Notes, which were capitalized as debt finance costs and are amortized over the term of the 5.625% Notes. Debt financing costs are netted against the carrying amount of the related debt.

Unused Commitments and Borrowing Availability

The Company had $103.0 million of total unused revolving loan commitments under its amended senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2016. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2016, Nexstar was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Marshall senior secured credit facilities in the event of their default. Similarly, Mission and Marshall are guarantors of the Nexstar senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes, 6.125% Notes and 5.625% Notes.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$668,696	$674,070	$682,223	$678,045
Revolving loans(1)	2,000	1,984	2,000	1,961
6.875% Senior unsecured notes(2)	520,467	544,525	519,777	534,188
6.125% Senior unsecured notes(2)	272,500	284,625	272,214	269,500
5.625% Senior unsecured notes(2)	884,512	909,000	-	-

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule and (5) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).

In March 2014, the FCC adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party was deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that did not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. However, subsequent federal legislation extended the JSA compliance deadline until September 30, 2025.

In May 2016, the U.S. Court of Appeals for the Third Circuit issued a decision that vacated the JSA attribution rule and remanded it to the FCC.  The court determined that the FCC had violated the Communications Act by adopting the JSA attribution rule without determining, through the quadrennial review process, that the underlying local television ownership rule remains in the public interest.  In its 2016 Ownership Order, however, the FCC reimposed the JSA attribution rule while extending the compliance period for pre-March 2014 JSAs to September 30, 2025.  If Nexstar is required to modify or terminate its JSAs or other local service agreements, it could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to its advertisers and receipt of less revenues from them.  The FCC’s 2016 Ownership Order is subject to appeal.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap.  This rule change became effective October 24, 2016. Nexstar is in compliance with the 39% national cap limitation and will remain in compliance upon completion of the merger with Media General.

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures for the incentive auction and the subsequent “repacking” of broadcast television spectrum and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The incentive auction commenced on March 29, 2016 and is ongoing.  Nexstar and certain of its local service agreement partners filed applications to participate in the incentive auction. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities after the incentive auction concludes.  The FCC has solicited comment on a proposed schedule for this transition. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the impact of the incentive auction and subsequent repacking on its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments have been submitted.  In July 2016, the Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding.

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

8.  Commitments and Contingencies

Guarantees of Mission and Marshall Debt

Nexstar guarantees full payment of all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding. As of September 30, 2016, Mission had a maximum commitment of $232.2 million under its senior secured credit facility, of which $224.2 million of debt was outstanding, and Marshall had used all of its commitment and had outstanding debt obligations of $54.5 million.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended September 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$257,789	$17,870	$275,659
Depreciation	10,978	1,899	12,877
Amortization of intangible assets	8,175	3,330	11,505
Income (loss) from operations	89,511	(16,614)	72,897

Three Months Ended September 30, 2015	Broadcasting	Other	Consolidated
Net revenue	$212,504	$10,527	$223,031
Depreciation	11,305	1,771	13,076
Amortization of intangible assets	8,405	2,946	11,351
Income (loss) from operations	63,214	(14,899)	48,315

Nine Months Ended September 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$745,281	$48,030	$793,311
Depreciation	33,137	5,037	38,174
Amortization of intangible assets	24,838	10,065	34,903
Income (loss) from operations	248,493	(53,660)	194,833

Nine Months Ended September 30, 2015	Broadcasting	Other	Consolidated
Net revenue	$610,769	$33,346	$644,115
Depreciation	30,855	4,395	35,250
Amortization of intangible assets	27,719	7,929	35,648
Income (loss) from operations	181,895	(43,134)	138,761

As of September 30, 2016	Broadcasting	Other	Consolidated
Goodwill	$449,735	$38,697	$488,432
Assets	1,815,566	1,105,130	2,920,696

As of December 31, 2015	Broadcasting	Other	Consolidated
Goodwill	$412,965	$38,697	$451,662
Assets	1,660,737	174,397	1,835,134

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$16,239	$5,657	$7,360	$-	$29,256
Accounts receivable	-	179,788	12,024	22,592	-	214,404
Amounts due from consolidated entities	-	21,188	69,433	-	(90,621)	-
Other current assets	-	39,038	1,645	2,678	-	43,361
Total current assets	-	256,253	88,759	32,630	(90,621)	287,021
Investments in subsidiaries	242,149	38,259	-	-	(280,408)	-
Amounts due from consolidated entities	-	62,360	-	-	(62,360)	-
Property and equipment, net	-	247,575	20,246	15,854	(75)	283,600
Goodwill	-	351,780	32,489	104,163	-	488,432
FCC licenses	-	427,733	41,563	73,228	-	542,524
Other intangible assets, net	-	229,911	17,076	89,419	-	336,406
Restricted cash	-	900,402	-	-	-	900,402
Other noncurrent assets	-	66,164	14,797	1,350	-	82,311
Total assets	$242,149	$2,580,437	$214,930	$316,644	$(433,464)	$2,920,696
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$19,759	$2,334	$6,000	$-	$28,093
Accounts payable	-	20,836	1,324	3,228	-	25,388
Amounts due to consolidated entities	-	-	-	90,621	(90,621)	-
Other current liabilities	-	104,150	6,481	17,038	-	127,669
Total current liabilities	-	144,745	10,139	116,887	(90,621)	181,150
Debt	-	2,049,671	221,880	48,526	-	2,320,077
Amounts due to consolidated entities	62,570	-	-	-	(62,570)	-
Other noncurrent liabilities	-	127,677	10,127	14,064	-	151,868
Total liabilities	62,570	2,322,093	242,146	179,477	(153,191)	2,653,095
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	179,579	258,344	(27,216)	22,034	(280,273)	152,468
Noncontrolling interests in consolidated variable interest entities	-	-	-	115,133	-	115,133
Total liabilities and stockholders' equity (deficit)	$242,149	$2,580,437	$214,930	$316,644	$(433,464)	$2,920,696

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$27,492	$4,361	$11,563	$-	$43,416
Accounts receivable	-	163,008	9,370	20,613	-	192,991
Amounts due from consolidated entities	-	10,600	51,978	-	(62,578)	-
Other current assets	-	19,984	1,364	2,273	-	23,621
Total current assets	-	221,084	67,073	34,449	(62,578)	260,028
Investments in subsidiaries	184,332	38,931	-	-	(223,263)	-
Amounts due from consolidated entities	-	133,659	-	-	(133,659)	-
Property and equipment, net	-	232,206	21,891	12,486	-	266,583
Goodwill	-	343,140	32,489	76,033	-	451,662
FCC licenses	-	415,024	41,563	32,748	-	489,335
Other intangible assets, net	-	228,936	18,892	66,533	-	314,361
Other noncurrent assets	-	30,539	20,418	2,208	-	53,165
Total assets	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$15,154	$2,335	$4,650	$-	$22,139
Accounts payable	-	14,705	906	10,325	-	25,936
Amounts due to consolidated entities	-	47,700	-	14,878	(62,578)	-
Other current liabilities	-	78,868	6,909	12,209	-	97,986
Total current liabilities	-	156,427	10,150	42,062	(62,578)	146,061
Debt	-	1,177,944	223,235	52,896	-	1,454,075
Amounts due to consolidated entities	63,309	-	-	70,350	(133,659)	-
Other noncurrent liabilities	-	118,048	9,351	21,226	-	148,625
Total liabilities	63,309	1,452,419	242,736	186,534	(196,237)	1,748,761
Total Nexstar Broadcasting Group, Inc. stockholders' equity (deficit)	121,023	191,100	(40,410)	32,224	(223,263)	80,674
Noncontrolling interest in a consolidated variable interest entity	-	-	-	5,699	-	5,699
Total liabilities and stockholders' equity (deficit)	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$232,326	$15,541	$27,792	$-	$275,659
Revenue between consolidated entities	-	8,628	10,383	3,209	(22,220)	-
Net revenue	-	240,954	25,924	31,001	(22,220)	275,659
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	73,679	7,714	19,390	(39)	100,744
Selling, general, and administrative expenses, excluding depreciation and amortization	-	59,754	892	4,693	(1,737)	63,602
Local service agreement fees between consolidated entities	-	11,859	4,500	4,085	(20,444)	-
Amortization of broadcast rights	-	11,767	1,388	879	-	14,034
Amortization of intangible assets	-	6,735	605	4,165	-	11,505
Depreciation	-	11,317	598	962	-	12,877
Total operating expenses	-	175,111	15,697	34,174	(22,220)	202,762
Income (loss) from operations	-	65,843	10,227	(3,173)	-	72,897
Interest expense, net	-	(26,893)	(2,329)	(400)	-	(29,622)
Other expenses	-	(126)	-	-	-	(126)
Equity in income of subsidiaries	19,980	-	-	-	(19,980)	-
Income (loss) before income taxes	19,980	38,824	7,898	(3,573)	(19,980)	43,149
Income tax (expense) benefit	-	(14,962)	(3,050)	479	-	(17,533)
Net income (loss)	19,980	23,862	4,848	(3,094)	(19,980)	25,616
Net income attributable to noncontrolling interests	-	-	-	(817)	-	(817)
Net income (loss) attributable to Nexstar	$19,980	$23,862	$4,848	$(3,911)	$(19,980)	$24,799

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$189,789	$13,425	$19,817	$-	$223,031
Revenue between consolidated entities	-	6,455	8,873	3,037	(18,365)	-
Net revenue	-	196,244	22,298	22,854	(18,365)	223,031
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	60,691	7,001	10,859	-	78,551
Selling, general, and administrative expenses, excluding depreciation and amortization	-	52,167	819	4,599	(1,159)	56,426
Local service agreement fees between consolidated entities	-	10,752	2,445	4,009	(17,206)	-
Amortization of broadcast rights	-	12,680	1,464	1,168	-	15,312
Amortization of intangible assets	-	7,002	605	3,744	-	11,351
Depreciation	-	11,735	617	724	-	13,076
Total operating expenses	-	155,027	12,951	25,103	(18,365)	174,716
Income (loss) from operations	-	41,217	9,347	(2,249)	-	48,315
Interest expense, net	-	(17,671)	(2,336)	(389)	-	(20,396)
Other expenses	-	(115)	-	-	-	(115)
Equity in income of subsidiaries	13,207	-	-	-	(13,207)	-
Income (loss) before income taxes	13,207	23,431	7,011	(2,638)	(13,207)	27,804
Income tax (expense) benefit	-	(8,686)	(3,111)	1,148	-	(10,649)
Net income (loss)	13,207	14,745	3,900	(1,490)	(13,207)	17,155
Net loss attributable to noncontrolling interests	-	-	-	127	-	127
Net income (loss) attributable to Nexstar	$13,207	$14,745	$3,900	$(1,363)	$(13,207)	$17,282

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$669,762	$45,786	$77,763	$-	$793,311
Revenue between consolidated entities	-	25,800	29,209	8,771	(63,780)	-
Net revenue	-	695,562	74,995	86,534	(63,780)	793,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	211,660	22,581	49,673	(112)	283,802
Selling, general, and administrative expenses, excluding depreciation and amortization	-	183,845	2,646	15,090	(4,042)	197,539
Local service agreement fees between consolidated entities	-	33,869	13,500	12,257	(59,626)	-
Amortization of broadcast rights	-	37,165	4,169	2,726	-	44,060
Amortization of intangible assets	-	20,592	1,816	12,495	-	34,903
Depreciation	-	33,737	1,805	2,632	-	38,174
Total operating expenses	-	520,868	46,517	94,873	(63,780)	598,478
Income (loss) from operations	-	174,694	28,478	(8,339)	-	194,833
Interest expense, net	-	(62,704)	(6,951)	(1,198)	-	(70,853)
Other expenses	-	(409)	-	-	-	(409)
Equity in income of subsidiaries	57,953	-	-	-	(57,953)	-
Income (loss) before income taxes	57,953	111,581	21,527	(9,537)	(57,953)	123,571
Income tax (expense) benefit	-	(44,201)	(8,333)	1,652	-	(50,882)
Net income (loss)	57,953	67,380	13,194	(7,885)	(57,953)	72,689
Net income attributable to noncontrolling interests	-	-	-	(1,634)	-	(1,634)
Net income (loss) attributable to Nexstar	$57,953	$67,380	$13,194	$(9,519)	$(57,953)	$71,055

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$547,110	$37,773	$59,232	$-	$644,115
Revenue between consolidated entities	-	19,362	26,780	8,752	(54,894)	-
Net revenue	-	566,472	64,553	67,984	(54,894)	644,115
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	170,390	17,657	31,571	-	219,618
Selling, general, and administrative expenses, excluding depreciation and amortization	-	156,641	2,481	14,210	(3,060)	170,272
Local service agreement fees between consolidated entities	-	32,472	7,335	12,027	(51,834)	-
Amortization of broadcast rights	-	36,360	4,308	3,898	-	44,566
Amortization of intangible assets	-	22,589	1,812	11,247	-	35,648
Depreciation	-	31,286	1,829	2,135	-	35,250
Total operating expenses	-	449,738	35,422	75,088	(54,894)	505,354
Income (loss) from operations	-	116,734	29,131	(7,104)	-	138,761
Interest expense, net	-	(51,941)	(6,974)	(1,165)	-	(60,080)
Other expenses	-	(383)	-	-	-	(383)
Equity in income of subsidiaries	37,551	-	-	-	(37,551)	-
Income (loss) before income taxes	37,551	64,410	22,157	(8,269)	(37,551)	78,298
Income tax (expense) benefit	-	(23,625)	(9,002)	3,296	-	(29,331)
Net income (loss)	37,551	40,785	13,155	(4,973)	(37,551)	48,967
Net loss attributable to noncontrolling interests	-	-	-	1,543	-	1,543
Net income (loss) attributable to Nexstar	$37,551	$40,785	$13,155	$(3,430)	$(37,551)	$50,510

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$155,363	$3,532	$4,099	$-	$162,994

Cash flows from investing activities:
Purchases of property and equipment	-	(22,973)	(160)	(2,509)	-	(25,642)
Deposits and payments for acquisitions	-	(103,970)	-	-	-	(103,970)
Other investing activities	-	585	-	-	-	585
Net cash used in investing activities	-	(126,358)	(160)	(2,509)	-	(129,027)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(68,214)	(1,751)	(3,150)	-	(73,115)
Common stock dividends paid	(22,078)	-	-	-	-	(22,078)
Payments for debt financing costs	-	(18,957)	(325)	-	-	(19,282)
Inter-company payments	21,691	(21,691)	-	-	-	-
Excess tax benefit from stock option exercises	-	13,428	-	-	-	13,428
Other financing activities	387	(2,824)	-	(2,643)	-	(5,080)
Net cash provided by (used in) financing activities	-	(40,258)	(2,076)	(5,793)	-	(48,127)
Net (decrease) increase in cash and cash equivalents	-	(11,253)	1,296	(4,203)	-	(14,160)
Cash and cash equivalents at beginning of period	-	27,492	4,361	11,563	-	43,416
Cash and cash equivalents at end of period	$-	$16,239	$5,657	$7,360	$-	$29,256

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$123,602	$10,085	$6,968	$-	$140,655

Cash flows from investing activities:
Purchases of property and equipment	-	(19,315)	(138)	(2,005)	176	(21,282)
Deposits and payments for acquisitions	-	(504,678)	-	(300)	43,300	(461,678)
Proceeds from sale of a station	-	70,105	-	-	(43,300)	26,805
Other investing activities	-	2,032	150	200	(176)	2,206
Net cash (used in) provided by investing activities	-	(451,856)	12	(2,105)	-	(453,949)

Cash flows from financing activities:
Proceeds from long-term debt	-	414,950	-	2,000	-	416,950
Repayments of long-term debt	-	(142,391)	(6,877)	(2,250)	-	(151,518)
Common stock dividends paid	(17,870)	-	-	-	-	(17,870)
Purchase of treasury stock	(48,660)					(48,660)
Inter-company payments	63,203	(63,203)	-	-	-	-
Other financing activities	3,327	2,419	(8)	98	-	5,836
Net cash provided by (used in) financing activities	-	211,775	(6,885)	(152)	-	204,738
Net (decrease) increase in cash and cash equivalents	-	(116,479)	3,212	4,711	-	(108,556)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$13,993	$4,092	$5,271	$-	$23,356

11.  Subsequent Events

On October 20, 2016, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.24 per share of its Class A common stock. The dividend is payable on November 18, 2016 to stockholders of record on November 4, 2016.

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

As a result of our deemed controlling financial interests in Mission, White Knight, Marshall, Parker and the WVMH stations in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these consolidated VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2016 Highlights

•

Net revenue during the third quarter of 2016 increased by $52.6 million, or 23.6% compared to the same period in 2015. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities and stations contracted with to provide programming and sales services of $20.1 million, an increase in advertising on our legacy stations of $21.3 million as 2016 is a political year, and an increase in retransmission compensation on our legacy stations of $12.2 million.

•	For each of the three quarters during 2016, our Board of Directors declared dividends of $0.24 per share of Nexstar’s outstanding common stock, or total dividend payments of $22.1 million.

Acquisitions

	Acquisition Date	Purchase Price
North Dakota	February 1, 2016	$44.0 million in cash	Four CBS affiliated full power television stations in the Minot-Bismarck-Dickinson, ND market
Des Moines	March 14, 2016	$3.9 million in cash	The CW affiliate in the Des Moines-Ames, Iowa market
West Virginia	1st closing on January 4, 2016 2nd closing in Q4 2016	$130.0 million in cash, plus working capital adjustments	Three CBS and one NBC affiliated full power television stations in four markets.
Media General	Q4 2016	Estimated $2.3 billion in cash and stock consideration, plus the potential CVR	Media General currently owns, operates or provides services to 71 television stations in 48 markets

We paid $65.0 million for our West Virginia acquisition as of the first closing and the remaining $65.0 million is expected to be funded through cash generated from operations prior to the second closing and borrowings under our senior secured credit facility. On August 2, 2016, we received approval from the FCC to acquire the stations’ remaining assets. We also obtained controlling financial interest in these stations and consolidated these assets as of that date.

Our proposed merger with Media General is subject to FCC and other regulatory approval and other customary closing conditions. To comply with the FCC’s local television ownership rule, to meet the U.S. television household national ownership cap and to obtain FCC and Department of Justice approval of the proposed merger, we entered into various definitive agreements in May and June 2016 to sell 13 stations in 12 markets for a total consideration of $547.8 million, plus working capital adjustments. We currently own six of the proposed station divestitures and seven stations are currently owned by Media General. The proceeds are expected to be used to partially finance the merger and the refinancing of certain existing indebtedness of Nexstar and Media General. On June 8, 2016, the merger was approved by both our and Media General’s shareholders.

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

Debt transactions

•

In January and February 2016, we borrowed a total of $58.0 million under our revolving credit facility to partially fund the North Dakota and West Virginia acquisitions. Through September 2016, we fully repaid the $58.0 million outstanding principal balance under our revolving credit facility funded by cash on hand.

•	Through September 2016, we, Mission and Marshall paid the contractual maturities under each of our term loans totaling $15.1 million.

•

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus our pre-funding of $14.1 million interest, have been deposited into a segregated escrow account which cannot be utilized until the Escrow Release Conditions of the 5.625% Notes are satisfied. Among other things, the Escrow Release Conditions include the consummation of our merger with Media General and our assumption of all of the obligations of Nexstar Escrow under the 5.625% Notes, which are all expected to occur in the fourth quarter of 2016. Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes will be used to partially finance the merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to April 27, 2017, or if the merger agreement is terminated, the 5.625% Notes are subject to a special mandatory redemption equal to the principal amount of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes up to, but not including, the date of such special mandatory redemption.

Overview of Operations

As of September 30, 2016, we owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by the VIEs, in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight, Parker and WVMH. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. Similarly, Mission and Marshall are guarantors of our senior secured credit facility. Mission is also a guarantor of our 6.875% Notes, 6.125% Notes and 5.625% Notes but Marshall is not a guarantor of these notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for an amount equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness, as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, we have an option to purchase any or all of Mission’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission, Marshall, Parker, White Knight, WVMH or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, Parker, White Knight and WVMH, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight that permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, Parker, White Knight and WVMH maintains complete responsibility for and control over programming, finances and personnel for their stations.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it obtain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area was deemed to have an attributable ownership interest in that station. On May 25, 2016, the U.S. Court of Appeals for the Third Circuit issued a decision that vacated the JSA attribution rule and remanded it to the FCC.  The FCC, however, reimposed the JSA attribution rule in August 2016, while giving parties to pre-March 2014 JSAs that do not comply with the local television ownership rule until September 30, 2025 to come into compliance.  If the Company is required to terminate or modify its JSAs or other local service agreements, it could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to its advertisers and receipt of less revenues from them.

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

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Mission, Marshall, Parker, White Knight and WVMH are required to separately negotiate their retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$94,878	33.3	$88,018	38.3	$286,253	35.0	$266,533	40.1
National	36,522	12.8	37,899	16.5	107,849	13.2	112,270	16.9
Political	25,500	8.9	2,563	1.1	48,511	5.9	4,829	0.7
Retransmission compensation	98,267	34.4	80,045	34.8	293,717	36.0	216,328	32.6
Digital	28,621	10.0	20,127	8.7	76,011	9.3	60,619	9.1
Other	1,480	0.6	1,406	0.6	4,540	0.6	3,986	0.6
Total gross revenue	285,268	100.0	230,058	100.0	816,881	100.0	664,565	100.0
Less: Agency commissions	(21,204)		(18,564)		(58,326)		(55,165)
Net broadcast revenue	264,064		211,494		758,555		609,400
Trade and barter revenue	11,595		11,537		34,756		34,715
Net revenue	$275,659		$223,031		$793,311		$644,115

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$275,659	100.0	$223,031	100.0	$793,311	100.0	$644,115	100.0
Operating expenses:
Corporate expenses	11,713	4.2	11,108	5.0	40,551	5.1	33,265	5.2
Direct operating expenses, net of trade	98,168	35.6	76,589	34.3	276,139	34.8	213,614	33.2
Selling, general and administrative expenses, excluding corporate	51,889	18.8	45,318	20.3	156,988	19.8	137,007	21.3
Trade and barter expense	11,392	4.1	11,334	5.1	34,648	4.4	34,273	5.3
Depreciation	12,877	4.7	13,076	5.9	38,174	4.8	35,250	5.5
Amortization of intangible assets	11,505	4.2	11,351	5.1	34,903	4.4	35,648	5.5
Amortization of broadcast rights, excluding barter	5,218	2.0	5,940	2.6	17,075	2.1	16,297	2.5
Income from operations	$72,897		$48,315		$194,833		$138,761

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Gross local advertising revenue was $94.9 million for the three months ended September 30, 2016, compared to $88.0 million for the same period in 2015, an increase of $6.9 million, or 7.8%. Gross national advertising revenue was $36.5 million for the three months ended September 30, 2016, compared to $37.9 million for the same period in 2015, a decrease of $1.4 million, or 3.6%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $8.6 million. Our legacy stations’ local and national advertising revenue decreased by $3.1 million during the three months ended September 30, 2016 compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automobile, represented approximately 27% and 26% of our local and national advertising revenue for the three months ended September 30, 2016 and 2015, respectively. Overall, including past results of our newly acquired stations, automobile revenues were flat during the quarter. The other categories representing our top five were attorneys and medical/healthcare, which increased in 2016, and fast food/restaurants and furniture which decreased in 2016.

Gross political advertising revenue was $25.5 million for the three months ended September 30, 2016, compared to $2.6 million for the same period in 2015, an increase of $22.9 million, as 2016 is an election year.

Retransmission compensation was $98.3 million for the three months ended September 30, 2016, compared to $80.0 million for the same period in 2015, an increase of $18.2 million, or 22.8%. The increase in retransmission compensation was attributable to a $12.2 million increase on our legacy stations, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $6.1 million.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $28.6 million for the three months ended September 30, 2016, compared to $20.1 million for the same period in 2015, an increase of $8.5 million, or 42.2%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $3.9 million and an increase in revenue from targeted advertising services of $2.8 million due to sales initiatives.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $11.7 million for the three months ended September 30, 2016, compared to $11.1 million for the same period in 2015, an increase of $0.6 million, or 5.4%. This was primarily attributable to an increase in payroll expense of $0.7 million related to the increased number of stations and an increase in stock-based compensation expense of $0.1 million due to equity incentive awards in 2015 and 2016. These increases were partially offset by a decrease in legal and professional fees of $0.2 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $150.1 million for the three months ended September 30, 2016, compared to $121.9 million for the same period in 2015, an increase of $28.1 million, or 23.1%. The increase was primarily due to expenses of our newly acquired stations and entities of $14.0 million, change in the fair value of contingent consideration related to an entity acquired in October 2015 of $1.4 million, and an increase in programming costs for our legacy stations of $7.1 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was flat at $12.9 million for the three months ended September 30, 2016, compared to $13.1 million for the same period in 2015.

Amortization of intangible assets was also flat at $11.5 million for the three months ended September 30, 2016, compared to $11.4 million for the same period in 2015.

Amortization of broadcast rights, excluding barter was $5.2 million for the three months ended September 30, 2016, compared to $5.9 million for the same period in 2015, a decrease of $0.7 million, or 12.2%, primarily attributable to write downs to the net receivable value of the broadcast rights in the prior year.

Interest Expense, net

Interest expense, net was $30.0 million for the three months ended September 30, 2016, compared to $20.4 million for the same period in 2015, an increase of $9.2 million, or 45.2%, primarily attributable to increased borrowings during 2016 to fund our acquisitions.

Income Taxes

Income tax expense was $17.5 million for the three months ended September 30, 2016, compared to $10.6 million for the same period in 2015. The effective tax rates were 40.6% and 38.3% for each of the respective periods. The increase was primarily attributable to the nondeductible change in the fair value of contingent consideration in 2016 that resulted in a 1.2% impact to the effective tax rate.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Gross local advertising revenue was $286.3 million for the nine months ended September 30, 2016, compared to $266.5 million for the same period in 2015, an increase of $19.7 million, or 7.4%. Gross national advertising revenue was $107.8 million for the nine months ended September 30, 2016, compared to $112.3 million for the same period in 2015, a decrease of $4.4 million, or 3.9%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $29.4 million. Our legacy stations’ local and national advertising revenue decreased by $14.1 million during the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automobile, represented approximately 25% and 24% of our local and national advertising revenue for the nine months ended September 30, 2016 and 2015, respectively. Overall, including past results of our newly acquired stations, automobile revenues were flat during the period. The other categories representing our top five were attorneys, which increased in 2016; fast food/restaurants, furniture and medical/healthcare which all decreased in 2016.

Gross political advertising revenue was $48.5 million for the nine months ended September 30, 2016, compared to $4.8 million for the same period in 2015, an increase of $43.7 million, as 2016 is an election year.

Retransmission compensation was $293.7 million for the nine months ended September 30, 2016, compared to $216.3 million for the same period in 2015, an increase of $77.4 million, or 35.8%. The increase in retransmission compensation was attributable to a $56.9 million increase on our legacy stations, primarily related to the 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $20.5 million.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $76.0 million for the nine months ended September 30, 2016, compared to $60.6 million for the same period in 2015, an increase of $15.4 million, or 25.4%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $8.8 million and new customers for digital publishing and content management services of $3.7 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $40.6 million for the nine months ended September 30, 2016, compared to $33.3 million for the same period in 2015, an increase of $7.3 million, or 21.9%. This was primarily attributable to an increase in legal and professional fees of $5.3 million, primarily associated with our acquisitions of stations and entities, an increase in payroll expense of $1.4 million related to the increased number of stations and an increase in stock-based compensation expense of $0.5 million due to equity incentive awards in 2015 and 2016.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $433.1 million for the nine months ended September 30, 2016, compared to $350.6 million for the same period in 2015, an increase of $82.5 million, or 23.5%. The increase was primarily due to expenses of our newly acquired stations and entities of $44.9 million, change in the fair value of contingent consideration related to an entity acquired in October 2015 of $3.5 million, an increase in employee healthcare costs for our legacy stations of $1.4 million and an increase in programming costs for our legacy stations of $24.6 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $38.2 million for the nine months ended September 30, 2016, compared to $35.3 million for the same period in 2015, an increase of $2.9 million, or 8.3%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $3.2 million.

Amortization of intangible assets was $34.9 million for the nine months ended September 30, 2016, compared to $35.6 million for the same period in 2015, a decrease of $0.7 million, or 2.1%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets of $4.2 million, partially offset by incremental amortization of other intangible assets from our newly acquired stations and entities of $3.5 million.

Amortization of broadcast rights, excluding barter was $17.1 million for the nine months ended September 30, 2016, compared to $16.3 million for the same period in 2015, an increase of $0.8 million, or 4.8%, primarily attributable to incremental amortization from our newly acquired stations of $1.3 million, partially offset by the prior year write down of the net receivable value of the broadcast rights.

Interest Expense, net

Interest expense, net was $71.3 million for the nine months ended September 30, 2016, compared to $60.1 million for the same period in 2015, an increase of $10.8 million, or 17.9%, primarily attributable to increased borrowings during 2015 and 2016 to fund our acquisitions.

Income Taxes

Income tax expense was $50.9 million for the nine months ended September 30, 2016, compared to $29.3 million for the same period in 2015. The effective tax rates were 41.2% and 37.5% for each of the respective periods. Our station acquisitions reduced our blended state tax rate in 2015 resulting in an income tax benefit of $1.7 million, or a 2.1% impact to the effective tax rate. Additionally, the nondeductible change in the fair value of contingent consideration in 2016 resulted in a 1.0% increase in the effective tax rate.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$162,994	$140,655
Net cash used in investing activities	(129,027)	(453,949)
Net cash (used in) provided by financing activities	(48,127)	204,738
Net decrease in cash and cash equivalents	$(14,160)	$(108,556)
Cash paid for interest	$68,111	$46,159
Cash paid for income taxes, net of refunds	$27,405	$23,437

	As of	As of
	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$29,256	$43,416
Long-term debt including current portion	2,348,170	1,476,214
Unused revolving loan commitments under senior secured credit facilities(1)	103,000	103,000

(1)	Based on covenant calculations as of September 30, 2016, all of the $103.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $22.3 million during the nine months ended September 30, 2016 compared to the same period in 2015. This was primarily due to an increase in net revenue (excluding trade and barter) of $149.2 million less an increase in station and corporate operating expenses (excluding stock compensation and other non-cash station operating expenses) of $87.3 million, and source of cash resulting from timing of payments to vendors of $4.1 million. These transactions were partially offset by timing of collections of accounts receivable of $11.2 million, an increase in cash paid for interest of $21.9 million, an increase in payments for income taxes of $4.0 million, an increase in payments for broadcast rights of $1.0 million and an increase in the impact of the excess tax benefit from stock option exercises of $5.5 million.

Cash paid for interest increased by $21.9 million during the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to our pre-funding of $14.1 million interest on the 5.625% Notes pursuant to the terms of the indenture and increased borrowings during 2015 and 2016 to fund our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $324.9 million during the nine months ended September 30, 2016 compared to the same period in 2015. In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million. In 2015, we completed the acquisitions of Communications Corporation of America (“CCA”), KASW, Yashi, Inc. (“Yashi”) and KLAS for total payments of $459.7 million. We also paid a deposit of $2.2 million upon signing a purchase agreement in September 2015 to acquire four full power television stations from Reiten. These cash payments were partially offset by the sale of a CCA station for $26.8 million in cash and certain real estate properties we owned for $2.1 million in cash.

Capital expenditures during the nine months ended September 30, 2016 increased by $4.4 million compared to the same period in 2015, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $252.9 million during the nine months ended September 30, 2016 compared to the same period in 2015.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. We also received $0.4 million proceeds from stock option exercises and recognized a $13.4 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $58.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $15.1 million, payments for debt financing costs of $19.3 million, payments of dividends to our common stockholders of $22.1 million ($0.24 per share each quarter), payments for contingent consideration related to an entity acquired in October 2015 of $2.0 million, payments for capital lease obligations of $2.7 million and distribution to a noncontrolling interest of $0.6 million.

In 2015, we issued our $275.0 million 6.125% Notes due 2022 at par. We also borrowed a total amount of $139.9 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi and KLAS acquisitions and to pay for related fees and expenses. We also received $3.3 million proceeds from stock option exercises and recognized a $7.9 million excess tax benefit from stock-based compensation arrangements. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by $48.7 million repurchases of our Class A common stock, $11.0 million scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans, repayments of outstanding obligations under the Company’s revolving credit facilities of $140.5 million, payments of dividends to our common stockholders of $17.9 million ($0.19 per share each quarter), payments for debt financing costs of $3.0 million and payments for capital lease obligations of $2.3 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2016, we, Mission and Marshall had total combined debt of $2.3 billion, which represented 93.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $103.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2016. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On January 27, 2016, we entered into a definitive merger agreement with Media General, whereby we will acquire Media General’s outstanding equity for approximately $2.3 billion in cash and stock consideration, estimated based on the $57.71 market price per share of our Class A common stock on September 30, 2016 and Media General’s diluted common shares outstanding, plus the potential CVR entitling Media General shareholders to net cash proceeds, if any, from the sale of Media General’s spectrum in the FCC’s spectrum auction. We have received committed financing up to a maximum of $4.7 billion from a group of commercial banks to provide the debt financing in the form of credit facilities and notes to consummate the merger and to refinance certain existing indebtedness of the Company and Media General.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus our pre-funding of $14.1 million interest, have been deposited into a segregated escrow account which cannot be utilized until the Escrow Release Conditions of the 5.625% Notes are satisfied. Among other things, the Escrow Release Conditions include the consummation of our merger with Media General and our assumption of all of the obligations of Nexstar Escrow under the 5.625% Notes, which are all expected to occur in the fourth quarter of 2016. Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes will be used to partially finance the merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to April 27, 2017, or if the merger agreement is terminated, the 5.625% Notes are subject to a special mandatory redemption equal to the principal amount of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes up to, but not including, the date of such special mandatory redemption.

The proposed merger is subject to FCC and other regulatory approval and other customary closing conditions. In order to comply with the FCC’s local television ownership rule, to meet the U.S. television household national ownership cap and to obtain FCC and Department of Justice approval of the proposed merger, we have entered into various definitive agreements during May and June 2016 to sell 13 stations in 12 markets for a total consideration of $547.8 million, plus working capital adjustments. The proceeds are expected to be used to partially finance the merger and to refinance certain existing indebtedness of Nexstar and Media General.

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

In connection with our acquisition of an entity in October 2015, we have a remaining commitment to pay the sellers $5.0 million in cash if a certain revenue target is met during the fourth quarter of 2016. We expect to fund the cash payments in accordance with the purchase agreement through a combination of cash to be generated from operations and borrowings under our senior secured credit facility.

On October 20, 2016, our Board of Directors declared a quarterly dividend of $0.24 per share of our Class A common stock. The dividend is payable on November 18, 2016 to stockholders of record on November 4, 2016.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2016 (in thousands):

		Remainder
	Total	of 2016	2017-2018	2019-2020	Thereafter
Nexstar senior secured credit facility	$396,547	$4,940	$140,738	$250,869	$-
Mission senior secured credit facility	226,475	583	4,670	221,222	-
Marshall senior secured credit facility	54,800	1,500	53,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$2,377,822	$7,023	$198,708	$997,091	$1,175,000

We make semiannual interest payments on our $525.0 million 6.875% Notes on May 15 and November 15 of each year. We also make semiannual interest payments on our $275.0 million 6.125% Notes on February 15 and August 15 of each year. Interest payments on our, Mission’s and Marshall’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected. We will make semiannual interest payments on the 5.625% Notes on February 1 and August 1 of each year beginning on February 1, 2017.

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

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.875% Notes, the 6.125% Notes and the 5.625% Notes contain restrictive covenants customary for borrowing arrangements of these types. The Company believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing the respective notes for a period of at least the next twelve months from September 30, 2016.

No Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission, Marshall, White Knight, Parker and WVMH in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that as of September 30, 2016, there has been no material change to this information.

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

The term loan borrowings at September 30, 2016 under the Company’s senior secured credit facilities bear interest rates ranging from 2.5% to 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.5% at September 30, 2016. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2016 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $4.5 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2016. Due to the LIBOR floor on certain of the Company’s term loans, an increase of 50 basis points in LIBOR would result in a $1.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $1.0 million. Our 6.875% Notes, 6.125% Notes and 5.625% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2016, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2016, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 8, 2016