Form 10-K
period 2016-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2017-02-28
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to                     .

Commission File Number: 000-50478

NEXSTAR MEDIA GROUP, INC.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,403,694,992.

As of February 27, 2017, the Registrant had 47,107,129 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

Introductory Note

On January 17, 2017, Nexstar Broadcasting Group, Inc. completed its previously announced merger with Media General, Inc. (“Media General”), a Virginia corporation (such date, the “Closing Date,” and such merger, the “Merger”). Following the Merger, Nexstar owns, operates, programs or provides sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of January 27, 2016 (the “Merger Agreement”), by and among Nexstar Broadcasting Group, Inc., Neptune Merger Sub, Inc. (“Merger Sub”), a Virginia corporation and a wholly-owned subsidiary of Nexstar Broadcasting Group, Inc., and Media General. Immediately following the closing of the Merger, the Amended and Restated Certificate of Incorporation of Nexstar Broadcasting Group, Inc. was amended and restated and the entity was renamed “Nexstar Media Group, Inc.” Pursuant to the terms of the Merger Agreement, Nexstar Media Group, Inc. paid approximately $1.4 billion in cash consideration, issued a total of 16,231,070 shares, including the reissuance of shares from its treasury, of its Class A Common Stock with a fair value of approximately $1.0 billion and issued 228,438 stock option replacements with an estimated fair value of $10.7 million on the Closing Date. An additional consideration in the form of a non-tradeable contingent value right (“CVR”) was also issued to the shareholders and outstanding equity awards of Media General. The CVR represents the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the Federal Communications Commission’s (the “FCC”) ongoing auction of television broadcast spectrum (the “FCC auction”), reduced to account for the indirect benefit that such holder will receive as a shareholder of the combined company. Nexstar Media Group, Inc. anticipates to receive, later in 2017, an estimated $479.0 million of gross proceeds from the disposition of Media General’s spectrum in the FCC auction. These proceeds, less transaction expenses, repacking expenses and taxes, will be distributed to the holders of the CVR. Nexstar Media Group, Inc. does not anticipate any disposition of its spectrum. See Note 19 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar Broadcasting has time brokerage agreements (“TBAs”), outsourcing agreements, shared services agreements (“SSAs”) and joint sales agreements (“JSAs”) (which we generally refer to as local service agreements) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2016 4th Edition, as published by BIA Financial Network, Inc.

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

Overview

We are a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services in medium-sized markets in the United States.

As of December 31, 2016, we owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by VIEs with which we have local service agreements, in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties. As of December 31, 2016, we reached approximately 20.8 million viewers or 18.1% of all U.S. television households.

On January 17, 2017, we completed the Merger with Media General. Media General owned, operated, or serviced 79 full power television stations in 48 markets, including 10 stations owned by VIEs. Substantially concurrent with the Merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. Following these transactions, we own, operate, program or provide sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households.

We believe that medium-sized markets offer significant advantages over large-sized markets. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in many of our markets only four to six local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

The stations we own and operate or provide services to provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our television stations’ primary sources of revenue include the sale of commercial air time on our stations to local and national advertisers, revenues earned from our retransmission consent agreements with cable, satellite and other multichannel video programming distributors (“MVPDs”) in our markets, and the sale of advertising on our websites in each of our broadcast markets where we deliver community focused content.

We seek to grow our revenue and operating income by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to, as well as through our growing portfolio of digital products and services. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brands and community presence with local advertisers. We further improve broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by owning or providing services to stations affiliated with multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

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

Recent Acquisitions

On November 16, 2015, we entered into a definitive agreement to acquire the assets of three CBS affiliated full power television stations and one NBC affiliated full power television station from West Virginia Media Holdings, LLC (“WVMH”) for $130.0 million in cash, plus working capital adjustments. The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. WBOY in the Clarksburg-Weston, West Virginia market is affiliated with NBC. This acquisition allows us entrance into these markets. We began providing programming and sales services to these stations pursuant to a TBA effective December 1, 2015.

On January 4, 2016, we completed the first closing of the transaction and acquired the stations’ assets excluding certain transmission equipment, the FCC licenses and network affiliation agreements and paid $65.0 million, including a deposit paid upon signing the purchase agreement in November 2015 of $6.5 million, all funded through a combination of cash on hand and borrowings under our revolving credit facility. On August 2, 2016, we became the primary beneficiary of our variable interests in WVMH’s stations upon receiving FCC approval to acquire their remaining assets. Therefore, we have consolidated these remaining assets under authoritative guidance related to the consolidation of VIEs as of this date. On January 31, 2017, we completed the second closing of this acquisition and paid the remaining purchase price of $65.0 million, plus working capital adjustments, funded by cash on hand. The TBA was terminated as of this date.

On February 1, 2016, we completed our acquisition of the assets of four full power television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, funded by a combination of cash on hand and borrowings under our revolving credit facility. The purchase price includes the $2.2 million deposit that we paid upon signing the purchase agreement in September 2015. The stations, all affiliated with CBS at acquisition, are KXMA, KXMB, KXMC and KXMD in the Minot-Bismarck-Dickinson, North Dakota market. KXMA, KXMB and KXMD are satellite stations of KXMC.

On March 14, 2016, we completed our acquisition of the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC and paid $3.9 million in cash, including the deposit of $0.2 million paid upon signing the purchase agreement in October 2014.

Merger with Media General

On January 17, 2017, we completed our previously announced Merger with Media General pursuant to the Merger Agreement by and among Nexstar, Merger Sub, and Media General. Media General owned, operated, or serviced 79 full power television stations in 48 markets, including 10 stations owned by VIEs. Pursuant to the terms of the Merger Agreement, upon the completion of the Merger, each issued and outstanding share of common stock, no par value, of Media General (“Media General Common Stock”) immediately prior to the effective time of the Merger (the “Effective Time”), other than shares or other securities representing capital stock in Media General owned, directly or indirectly, by us or any subsidiary of Media General, was converted into the right to receive (i) $10.55 in cash, without interest (the “Cash Consideration”), (ii) 0.1249 of a share of our Class A Common Stock (the “Nexstar Common Stock”), par value $0.01 per share (the “Stock Consideration”), and (iii) one non-tradeable CVR representing the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC auction, reduced to account for the indirect benefit that such holder will receive as a shareholder of the combined company from (i) the net proceeds from the disposition of Nexstar’s spectrum in the FCC auction and (ii) the net proceeds from the disposition of Media General’s spectrum in the FCC auction, subject to and in accordance with the contingent value rights agreement governing the CVRs, which is incorporated by reference as an exhibit to this Annual Report on Form 10-K (the CVR, together with the Stock Consideration and the Cash Consideration, the “Merger Consideration”). We anticipate to receive, later in 2017, an estimated $479.0 million of gross proceeds from the disposition of Media General’s spectrum in the FCC auction but we do not anticipate any disposition of Nexstar’s spectrum. The value of each CVR is estimated to be worth between $1.70 and $2.10 based on the estimated gross proceeds, less estimated transaction expenses, repacking expenses and taxes.

Upon the completion of the Merger, each unvested Media General stock option outstanding immediately prior to the Effective Time became fully vested and was converted into an option to purchase Nexstar Common Stock at the same aggregate price as provided in the underlying Media General stock option, with the number of shares of Nexstar Common Stock adjusted to account for the Cash Consideration and the exchange ratio for the Stock Consideration. Additionally, the holders of Media General stock options received one CVR for each share subject to the Media General stock option immediately prior to the Effective Time. All other equity-based awards of Media General outstanding immediately prior to the Merger vested in full and were converted into the right to receive the Merger Consideration, pursuant to the terms of the Merger Agreement.

Pursuant to the terms of the Merger Agreement, the total consideration paid or issued on the Closing Date in connection with the Merger was as follows:

•	approximately $1.4 billion in cash payments;
•

a total of 15,670,754 shares of Nexstar Common Stock with a fair value of approximately $1.0 billion and the reissuance of a total of 560,316 shares of Nexstar Common Stock held in treasury with a fair value of $35.6 million; and

•	228,438 stock option replacements with an estimated fair value of $10.7 million.

Simultaneously with the closing of the Merger, certain then-existing indebtedness of the Company and Media General was extinguished, including the Company’s term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and Media General’s outstanding term loans and senior unsecured notes with a principal balance of approximately $1.4 billion and $275.0 million, respectively. We inherited the $400.0 million 5.875% senior notes due 2022 (the “5.875% Notes”) issued by LIN Television Corporation, a Delaware corporation (“LIN TV”), which became our indirect subsidiary as of the Closing Date.

The Cash Consideration, the refinancing of the then-existing indebtedness of the Company and Media General, and the related fees and expenses were funded through a combination of cash on hand and new borrowings, including:

•	$2.75 billion in new senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity;
•

$51.3 million in new senior secured Term Loan A due 2018 and $318.7 million in new senior secured Term Loan A due 2022 both payable in quarterly installments that increase over time from 5.0% to 10.0%;

•	$175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing;
•

$900.0 million from the issuance of the 5.625% senior unsecured notes due 2024 (the “5.625% Notes”) by Nexstar Broadcasting, as successor to Nexstar Escrow Corporation, our wholly-owned subsidiary (“Nexstar Escrow”); and

•	$547.8 million in total consideration, plus working capital adjustments, from the previously announced sale of the assets of 12 full power television stations in 12 markets.

In respect of the aforementioned television station divestitures, we previously owned five of such stations and seven stations were previously owned by Media General. These divestitures were made to comply with the FCC’s local television ownership rule and the 39% U.S. television household national ownership cap. Our remaining commitments in connection with these transactions, including the bridge facility and the short-term facility totaling $530.0 million, were not funded and were consequently terminated upon closing of the Merger.

Also on the Closing Date, in connection with the Merger, we executed a Joinder to the Purchase Agreement, dated July 13, 2016, by and among Nexstar Escrow and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers, relating to the issuance and sale of the 5.625% Notes to such initial purchasers, pursuant to which Nexstar and certain of its subsidiaries became parties to the Purchase Agreement. On the Closing Date, we entered into a supplement to the indenture governing the 5.625% Notes, pursuant to which Nexstar Broadcasting assumed the obligations of Nexstar Escrow under such indenture and the 5.625% Notes, and we and Mission Broadcasting, Inc., a consolidated VIE, (“Mission”) provided guarantees under such indenture and the 5.625% Notes (subject to the definition of “Guarantee” in such indenture). Following the Merger, Nexstar Broadcasting, Nexstar, LIN TV, and The Bank of New York Mellon, as trustee, entered into a supplemental indenture (the “5.875% Notes Third Supplemental Indenture”) to the indenture governing the 5.875% Notes, whereby Nexstar Broadcasting assumed the obligations of Media General as a guarantor under such indenture and Nexstar provided a guarantee of the 5.875% Notes (subject to the definition of “Guarantee” in the 5.875% Notes Third Supplemental Indenture). See Note 19 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As of the Closing Date, the Company’s aggregate amount of principal indebtedness are as follows (in thousands):

Outstanding
Debt Principal
Revolving credit facility (total commitment of $175.0 million)	$3,000
Term loan A	370,000
Term loan B	2,750,000
6.875% Notes due 2020	525,000
6.125% Notes due 2022	275,000
5.875% Notes due 2022	400,000
5.625% Notes due 2024	900,000
$5,223,000

Subsequent Debt Prepayment/Redemption

On February 17, 2017, we prepaid $75.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On February 27, 2017, we called the entire $525.0 million principal amount under our 6.875% senior unsecured notes due 2020 (“6.875% Notes”) at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described above.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 78.0% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2016, we earned approximately 31% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 and 30 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of digital products and services. Our websites provide access to our local news and information, as well as community centric businesses and services. We delivered audience across all of our web sites in 2016, with 120 million unique visitors, who utilized over 687 million page views. Also in 2016, our mobile platform accounted for 77% of our overall page views by year end. We also launched redesigned web sites, ready for the emerging touch oriented platforms. We have also invested in additional digital media product lines, including a content management solution and a targeted video advertising platform. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2016, revenue generated from local advertising represented 72.9% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 61.6% of our net revenue, excluding trade and barter revenue, for the year ended December 31, 2016 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program, or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS and FOX affiliated stations which represented approximately 18.8%, 22.4%, 33.9% and 15.6%, respectively, of our 2016 combined local, national and political revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets.

The acquisition of Media General has significantly increased the Company’s national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules. This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any future acquisition in order to comply with national television ownership limits.

Relationship with VIEs

Through various local service agreements as of December 31, 2016, we provided sales, programming and other services to 29 full power television stations owned by consolidated VIEs and one full power television station owned by a VIE which is not consolidated. As of December 31, 2016, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight and Parker Broadcasting of Colorado, LLC (“Parker”), hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight and Parker that permit Nexstar to acquire the assets and assume the liabilities of each Mission, White Knight or Parker station, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission, White Knight or Parker. These option agreements expire on various dates between 2017 and 2024. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

As a result of the Merger, we began to provide sales, programming and other services to an additional 10 stations owned by VIEs with whom Media General had agreements. These VIEs are Shield Media, LLC (“Shield”), Vaughan Media, LLC (“Vaughan”), Tamer Media, LLC (“Tamer”) and Super Towers, Inc. (“Super Towers”). Nexstar became the primary beneficiaries of these VIEs as of the Closing Date because (1) the local service agreements Nexstar has with these VIEs’ stations, (2) Nexstar’s guarantee of the $24.8 million outstanding obligations under Shield’s senior secured credit facilities, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Shield, Vaughan, Tamer and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Therefore, the financial results and financial position of these entities have been consolidated by the Nexstar in accordance with the VIE accounting guidance as of January 17, 2017.

The Stations

The following chart sets forth general information about the television stations (full power, low power, and multicast channels) we currently own, operate, program or provide sales and other services to as of December 31, 2016:

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
7	Washington, DC(4)/Hagerstown, MD	WHAG/D2/D3	Independent/Grit/Escape	O&O	(4)	10/1/20
12	Phoenix, AZ	KASW/D2/D3/D4	The CW/Decades/Grit/Escape	O&O	13	10/1/22
34	Salt Lake City, UT	KTVX/D2/D3 KUCW/D2/D3/D4 KUWB-LD	ABC/Me-TV/Laff The CW/Movies!/Grit/Escape CMT	O&O O&O O&O	13	10/1/22 10/1/22 10/1/22
40	Las Vegas, NV	KLAS/D2/D3	CBS/Me-TV/Movies!	O&O	9	10/1/22
47	Jacksonville, FL	WCWJ/D2	The CW/Bounce TV	O&O	7	2/1/21
51	Memphis, TN	WATN/D2 WLMT/D2	ABC/Laff The CW/Me-TV	O&O O&O	6	8/1/21 8/1/21
54	Fresno-Visalia, CA	KSEE/D2/D3 KGPE/D2/D3	NBC/Bounce/Grit CBS/Escape/LATV	O&O O&O	10	12/1/22 12/1/22
56	Wilkes Barre-Scranton, PA	WBRE/D2/D3 WYOU/D2/D3	NBC/Laff/Grit CBS/Escape/Bounce	O&O LSA(6)	7	8/1/23 8/1/23
57	Little Rock-Pine Bluff, AR	KARK/D2 KARZ/D2 KLRT/D2 KASN	NBC/Laff MyNetworkTV/Bounce TV FOX/Escape The CW	O&O O&O LSA(6) LSA(6)	7	(5) 6/1/21 6/1/21 6/1/21
67	Roanoke, VA	WFXR/D2/D3/D4 WWCW/D2/D3/D4	FOX/The CW/Bounce TV/Escape The CW/FOX/Laff/Grit	O&O O&O	7	10/1/20 10/1/20
68	Green Bay-Appleton, WI	WFRV/D2	CBS/Bounce	O&O	6	12/1/21
69	Des Moines-Ames, IA	WOI/D2 KCWI/D2/D3	ABC/Laff The CW/Escape/Bounce	O&O O&O	7	2/1/22 2/1/22
70	Charleston-Huntington, WV	WOWK/D2/D3	CBS/Escape/Laff	LSA(14)	6	10/1/20
75	Springfield, MO	KOLR/D2/D3 KOZL/D2/D3	CBS/Laff/Grit MyNetworkTV/Escape/Bounce	LSA(6) O&O	5	2/1/22 2/1/22
76	Rochester, NY	WROC/D2/D3/D4	CBS/Bounce TV/Laff/Escape	O&O	4	4/1/21
79	Huntsville, AL	WZDX/D2/D3/D4	FOX/MyNetworkTV/Me-TV/Escape	O&O	5	4/1/21
82	Shreveport, LA	KTAL/D2 KMSS KSHV/D2	NBC/Laff FOX MyNetworkTV/Escape	O&O LSA(7) LSA(10)	6	8/1/22 6/1/21 6/1/21
84	Harlingen-Weslaco-Brownsville-McAllen, TX	KVEO/D2/D3/D4	NBC/Estrella/Escape/Grit	O&O	11	8/1/22
85	Syracuse, NY	WSYR/D2/D3/D4	ABC/Me-TV/Bounce TV/Laff	O&O	6	6/1/23
86	Champaign-Springfield-Decatur, IL	WCIA/D2/D3/D4 WCIX/D2/D3/D4	CBS/MyNetworkTV/Bounce/Grit MyNetworkTV/CBS/Escape/Laff	O&O O&O	7	12/1/21 12/1/21
87	Waco-Temple-Bryan, TX	KWKT/D2/D3/D4 KYLE/D2/D3/D4	FOX/MyNetworkTV/Estrella/Bounce TV MyNetworkTV/FOX/Estrella/Laff	O&O O&O	5	8/1/22 8/1/22
92	El Paso, TX	KTSM/D2/D3/D4	NBC/Estrella/Escape/Laff	O&O	10	8/1/22
93	Baton Rouge, LA	WBRL-CD WGMB/D2 KZUP-CD WVLA/D2	The CW FOX/The CW Independent NBC/Laff	O&O O&O O&O LSA(10)	4	6/1/21 6/1/21 6/1/21 6/1/21
97	Burlington-Plattsburgh, VT	WFFF/D2/D3 WVNY/D2/D3	FOX/Escape/Bounce ABC/Laff/Grit	O&O LSA(6)	5	4/1/23 4/1/23
99	Ft. Smith-Fayetteville- Springdale-Rogers, AR	KFTA/D2/D3/D4 KNWA/D2/D3/D4	FOX/NBC/Escape/Bounce NBC/FOX/Laff/Grit	O&O O&O	5	6/1/21 6/1/21
101	Davenport-Rock Island- Moline, IL	WHBF/D2/D3/D4 KGCW/D2/D3/D4 KLJB/D2	CBS/The CW/Grit/Escape The CW/This TV/Laff/Bounce FOX/Me-TV	O&O O&O LSA(7)	5	12/1/21 12/1/21 12/1/21

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
103	Evansville, IN	WEHT/D2 WTVW/D2/D3	ABC/Laff The CW/Bounce TV/Escape	O&O LSA(6)	4	8/1/21 8/1/21
104	Johnstown-Altoona, PA	WTAJ/D2/D3	CBS/Escape/Laff	O&O	4	8/1/23
108	Tyler-Longview, TX	KETK/D2 KFXK/D2/D3/D4 KFXL-LD KTPN-LD	NBC/Grit FOX/ MyNetworkTV/Escape/Laff FOX MyNetworkTV	O&O LSA(10) LSA(10) LSA(10)	6	8/1/22 8/1/22 8/1/22 8/1/22
110	Ft. Wayne, IN	WFFT/D2	FOX/Bounce TV	O&O	4	8/1/21
118	Peoria-Bloomington, IL	WMBD/D2/D3/D4 WYZZ	CBS/Bounce TV/Laff/Escape FOX	O&O LSA(11)	5	12/1/21 12/1/21
120	Lafayette, LA	KADN/D2 KLAF-LD	FOX/MyNetworkTV NBC	O&O O&O	4	6/1/21 6/1/21
126	Bakersfield, CA	KGET/D2/D3/D4 KKEY-LP	NBC/The CW/Telemundo/Laff Telemundo	O&O O&O	4	12/1/22 12/1/22
129	La Crosse, WI	WLAX/D2/D3/D4 WEUX(13)/D2/D3/D4	FOX/Me-TV/Laff/Grit FOX/Me-TV/Escape/Bounce	O&O O&O	6	12/1/21 12/1/21
131	Amarillo, TX	KAMR/D2/D3 KCIT/D2/D3/D/4 KCPN-LP	NBC/MyNetworkTV/Laff FOX/Grit/Escape/Bounce MyNetworkTV	O&O LSA(6) LSA(6)	6	8/1/22 8/1/22 8/1/22
137	Monroe, LA- El Dorado, AR	KARD/D2/D3 KTVE/D2/D3/D4	FOX/Bounce TV/Grit NBC/FOX/Laff/Escape	O&O LSA(6)	4	6/1/21 6/1/21
138	Rockford, IL	WQRF/D2/D3 WTVO/D2/D3/D4	FOX/Bounce TV/Escape ABC/MyNetworkTV/Laff/Grit	O&O LSA(6)	4	12/1/21 12/1/21
140	Minot-Bismarck-Dickinson (Williston), ND	KXMA/D2/D3/D4 KXMB/D2/D3/D4 KXMC/D2/D3/D4 KXMD/D2/D3/D4	The CW/CBS/Laff/Escape CBS/The CW/Laff/Escape CBS/The CW/Laff/Escape CBS/The CW/Laff/Escape	O&O(12) O&O(12) O&O(12) O&O(12)	12	4/1/22 4/1/22 4/1/22 4/1/22
143	Odessa-Midland, TX	KMID/D2/D3/D4 KPEJ/D2	ABC/Laff/Escape/Grit FOX/Estrella	O&O LSA(7)	7	8/1/22 8/1/22
145	Lubbock, TX	KLBK/D2 KAMC/D2/D3	CBS/Laff ABC/Escape/Bounce	O&O LSA(6)	5	8/1/22 8/1/22
148	Wichita Falls, TX- Lawton, OK	KFDX/D2/D3 KJTL/D2/D3/D4 KJBO-LP	NBC/MyNetworkTV/Laff FOX/Grit/Bounce/Escape MyNetworkTV	O&O LSA(6) LSA(6)	4	(5) 8/1/22 8/1/22
149	Sioux City, IA	KCAU/D2/D3/D4	ABC/Escape/Laff/Bounce	O&O	4	2/1/22
150	Erie, PA	WJET/D2/D3 WFXP/D2/D3	ABC/Laff/Escape FOX/Grit/Bounce	O&O LSA(6)	4	8/1/23 8/1/23
151	Joplin, MO-Pittsburg, KS	KSNF/D2/D3 KODE/D2/D3	NBC/Laff/Escape ABC/Grit/Bounce	O&O LSA(6)	4	2/1/22 2/1/22
154	Panama City, FL	WMBB/D2/D3/D4	ABC/Me-TV/Laff/Escape	O&O	4	2/1/21
155	Terre Haute, IN	WTWO/D2/D3 WAWV/D2/D3	NBC/Laff/Escape ABC/Grit/Bounce	O&O LSA(6)	3	8/1/21 8/1/21
158	Wheeling, WV-Steubenville, OH	WTRF/D2/D3/D4	CBS/MyNetworkTV/ABC/Escape	LSA(14)	2	10/1/20
159	Bluefield-Beckley-Oak Hill, WV	WVNS/D2	CBS/FOX	LSA(14)	3	10/1/20
160	Binghamton, NY	WBGH-CD WIVT/D2/D3/D4	NBC ABC/NBC/Laff/Escape	O&O O&O	3	6/1/23 6/1/23
165	Abilene-Sweetwater, TX	KTAB/D2/D3 KRBC/D2/D3/D4	CBS/Telemundo/Escape NBC/Grit/Laff/Bounce	O&O LSA(6)	4	8/1/22 8/1/22
166	Billings, MT	KSVI/D2/D3 KHMT/D2/D3	ABC/Escape/Bounce FOX/Grit/Laff	O&O LSA(6)	5	4/1/22 4/1/22
169	Clarksburg-Weston, WV	WBOY/D2/D3/D4	NBC/ABC/Escape/Laff	LSA(14)	3	10/1/20
171	Utica, NY	WFXV/D2/D3 WPNY-LP WUTR/D2/D3/D4	FOX/Escape/Laff MyNetworkTV ABC/MyNetworkTV/Grit/Bounce	O&O O&O LSA(6)	3	6/1/23 (5) 6/1/23

Market Rank(1)	Market	Station	Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
173	Dothan, AL	WDHN/D2/D3	ABC/Escape/Laff	O&O	3	4/1/21
175	Elmira, NY	WETM/D2/D3/D4	NBC/Independent/Laff/Escape	O&O	3	6/1/23
176	Jackson, TN	WJKT/D2/D3/D4	FOX/Escape/Laff/Grit	O&O	2	8/1/21
178	Watertown, NY	WWTI/D2/D3/D4	ABC/The CW/Laff/Escape	O&O	2	6/1/23
179	Alexandria, LA	WNTZ/D2/D3/D4	FOX/Bounce/Escape/Laff	O&O	4	6/1/21
180	Marquette, MI	WJMN/D2/D3/D4	CBS/Escape/Laff/Bounce	O&O	5	10/1/21
186	Grand Junction, CO	KREX/D2/D3/D4 KREG (9)/KREY(9) KGJT-CD KFQX/D2/D3/D4	CBS/Laff/MyNetworkTV/Bounce CBS MyNetworkTV FOX/CBS/Escape/Grit	O&O O&O O&O LSA(8)	5	4/1/22 4/1/22 4/1/22 4/1/22
196	San Angelo, TX	KSAN/D2/D3 KLST/D2/D3	NBC/Laff/Bounce CBS/Escape/Grit	LSA(6) O&O	3	8/1/22 8/1/22
201	St. Joseph, MO	KQTV	ABC	O&O	1	8/1/22

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2016 4th Edition, as published by BIA Financial Network, Inc.

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

(3)

The term “commercial station” means a full power television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2016 4th Edition, as published by BIA Financial Network, Inc.

(4)

Although WHAG is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WHAG serves the Hagerstown, MD sub-market within the DMA. WHAG is the only commercial station licensed in the city of Hagerstown. On July 1, 2016, the station’s affiliation with NBC expired and was not renewed. WHAG became an independent station as of this date.

(5)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending review of and action on the renewal application by the FCC.

(6)	These stations are owned by Mission.
(7)	These stations are owned by Marshall.
(8)	KFQX is owned by Parker.
(9)	KREG and KREY operate as satellite stations of KREX.
(10)	These stations are owned by White Knight.
(11)	WYZZ is owned by Cunningham Broadcasting Corporation.
(12)	KXMB and KXMD operate as satellite stations of KXMC. In June 2016, KXMA became an affiliate of The CW (previously affiliated with CBS).
(13)	WEUX operates as a satellite station of WLAX.
(14)

In connection with our acquisition of four stations from WVMH, we began providing programming and sales services to these stations pursuant to a time brokerage agreement effective December 1, 2015. In January 2016, we completed the first closing and acquired the stations’ assets, except certain transmission equipment, the FCC licenses, and network affiliation agreements. In August 2016, we became the primary beneficiary of our variable interests in these stations and consolidated their remaining assets as of this date. In January 2017, we completed the second closing of the acquisition and became the owner of these stations. Refer to Item 1, “Business – Recent Acquisitions” for additional information.

On January 17, 2017, we completed the Merger with Media General. Media General owned, operated, or serviced 79 full power television stations in 48 markets. Substantially concurrent with the Merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. Following these transactions, we own, operate, program or provide sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households. For additional information with respect to the Merger, refer to Item 1, “Business—Merger with Media General” and Note 19 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. A limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by The Nielsen Company, LLC, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”) that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen publishes data on estimated audiences for the television stations in each DMA on a quarterly basis. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, CBS, FOX or ABC) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for the payment to the network of affiliation fees and the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

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

Network Affiliations

All of the full power television stations that we own and operate, program or provide sales and other services to as of December 31, 2016 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	Of the 20 agreements, two expired in December 2016 and have been extended pending renewal negotiations, 17 expire in December 2017 and one expires in June 2019.
FOX	Of the 26 agreements, 25 expired in December 2016 and have been extended pending renewal negotiations, and one expires in December 2017.
NBC	Of the 19 agreements, one expires in December 2018 and 18 expire in December 2019.
CBS	Of the 23 agreements, one expires in January 2018, two expire in June 2018, three expire in September 2018, nine expire in December 2018 and eight expire in June 2020.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network receives affiliation fees and has the right to sell a substantial majority of the advertising time during these broadcasts. We expect the network affiliation agreements listed above to be renewed upon expiration.

Prior to the Merger, Media General owned, operated, or serviced 79 full power television stations in 48 markets. Of the 79 full power television stations, 26 are affiliated with CBS, 17 with NBC, 13 with ABC and eight with FOX. Substantially concurrent with the Merger, we sold the assets of 12 full power television stations in 12 markets. Of the 12 stations divested, four are affiliated with CBS, three with FOX, two with ABC and two with NBC. Following these transactions, we own, operate, program or provide sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households. For additional information with respect to the Merger, refer to Item 1, “Business—Merger with Media General” and Note 19 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to provide their programming directly to the consumer via portable digital devices such as tablets and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as VCRs, DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites and mobile platforms) and gaming devices.

Although the commercial television broadcast industry historically has been dominated by the ABC, NBC, CBS and FOX television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and direct broadcast satellite (“DBS”) systems and video streaming services which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by MVPDs, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations to which we provide services.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company unless the FCC determines the public interest will be served by waiver of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper. If a shareholder of Nexstar holds a voting stock interest of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Nexstar.

Two of Nexstar’s directors currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 55 radio stations in 16 markets. The FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar due to this common director relationship.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt. The FCC reconfirmed that the Duopoly Rule continues to serve the public interest in its 2016 quadrennial review decision.  We have sought reconsideration of this decision.

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

In August 2016 the FCC completed its most recent quadrennial media ownership review and adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under these JSAs until September 30, 2025.  We have sought FCC reconsideration of the JSA attribution rule.

In certain markets, the Company owns and operates both full-power and low-power television broadcast stations. The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

In a number of markets, the Company owns two stations in compliance with the duopoly rule. We also are permitted to own two or more stations in various other markets pursuant to waivers under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station.  Additionally, we are permitted to own two stations in the Quad Cities, Illinois/Iowa, Greenville-Spartanburg, South Carolina-Asheville, North Carolina and Hartford-New Haven, Connecticut markets pursuant to waivers allowing ownership of a second station where that station is “failing.”

In all of the markets where we have entered into local service agreements, except for five, we provide programming comprising less than 15% of the second station’s programming. In the five markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania, KHMT in Billings, Montana, KFQX in Grand Junction, Colorado, KNVA in Austin, Texas and WNAC-TV in Providence, Rhode Island—the local marketing agreements were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise.

With respect to our other local service agreements, the FCC’s JSA attribution rule makes a majority of our JSAs attributable, but we are allowed to maintain those agreements in effect through September 30, 2025.  Our shared services agreements with independently owned same-market stations remain permissible, but the FCC may in the future consider regulations with respect to such agreements.

National Television Ownership. There is no limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule formerly provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount.”  Certain parties have filed for reconsideration of this decision, while others have sought court review.

The stations that Nexstar owns have a combined national audience reach of 38.9% of television households without the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices,” ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices,” ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all independently owned radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule.

Because two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 55 radio stations in 16 markets, the FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar.  Therefore, depending on the number of radio stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in that market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule, (5) makes JSA relationships attributable interests and (6) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).  The FCC’s 2016 Ownership Order is subject to pending petitions for reconsideration and court appeals.  We have sought FCC reconsideration of the order.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2017, and will be effective January 1, 2018. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

MVPD operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances.

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  Under this rule, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  This rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned same-market stations to consult or jointly negotiate retransmission consent agreements are void.  Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs.  Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in 2014.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in 2015 and 2016.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding; however, the proceeding remains open.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In June 2014, the U.S. Supreme Court held that an over-the-top video distributors’ (“OTTDs”) retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs and MVPDs to-date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets.

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements will negotiate agreements with OTTDs.

Employees

As of December 31, 2016, the Company had a total of 4,527 employees, comprised of 4,006 full-time and 521 part-time employees. As of December 31, 2016, 263 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our Internet website. Upon request, we will provide copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other filings with the SEC. Requests can be sent to Nexstar Media Group, Inc. (formerly Nexstar Broadcasting Group, Inc.), Attn: Investor Relations, 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Additional information about us, our stations and the stations we program or provide services to can be found on our website at http://www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations.

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2016, the Company had $2.3 billion of debt, which represented 93.3% of the total combined capitalization.

In January 2017, in connection with our Merger with Media General, certain then-existing indebtedness of the Company and Media General were extinguished, including the Company’s term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and Media General’s outstanding term loans and senior unsecured notes with a principal balance of approximately $1.4 billion and $275.0 million, respectively. The Cash Consideration of the Merger, the refinancing of the then-existing indebtedness of the Company and Media General, and the related fees and expenses were funded through a combination of borrowings of approximately $3.1 billion under the Company’s new senior secured credit facilities, proceeds from the $900.0 million 5.625% notes, and proceeds from certain station divestitures. We also inherited the $400.0 million 5.875% Notes issued by LIN TV, which became an indirect subsidiary of Nexstar as of the Closing Date. See Item 1, “Business—Merger with Media General” and Note 19 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

On February 17, 2017, we prepaid $75.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand. On February 27, 2017, we called the entire $525.0 million principal amount under our 6.875% Notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described above.

The Company’s high level of debt could have important consequences to our business. For example, it could:

•	limit the Company’s ability to borrow additional funds or obtain additional financing in the future;
•	limit the Company’s ability to pursue acquisition opportunities;
•	expose the Company to greater interest rate risk since the interest rate on borrowings under the senior secured credit facilities is variable;
•	limit the Company’s flexibility to plan for and react to changes in our business and our industry; and
•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing our 6.125% senior unsecured notes (“6.125% Notes”), the 5.625% Notes and the 5.875% Notes, limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of our business.

The terms of the Company’s senior secured credit facilities and the indentures governing our 6.125% Notes, 5.625% Notes, and 5.875% Notes contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

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

The credit agreement governing our obligations under our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including maximum total and first-lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. The credit agreements governing Mission’s, Marshall’s and Shield’s obligations under their senior secured credit facilities do not contain financial covenant ratio requirements; however, they include events of default if we do not comply with all covenants contained in the credit agreement governing our senior secured credit facility.

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

As of December 31, 2016, the VIEs are each 100% owned by independent third parties. These entities owned and operated 30 full power television stations. We have entered into local service agreements with these VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

On December 3, 2012, Mission entered into a fourth amended and restated credit agreement with Bank of America, N.A., as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders, which provides for a first-lien credit facility (the “Mission Facility”). As of December 31, 2016, the Mission Facility consisted of a term loan with an outstanding balance of approximately $225.9 million maturing on October 1, 2020 and a maximum revolving credit facility of $8.0 million, of which none was drawn and outstanding, maturing on December 3, 2017. In January 2017, Mission refinanced its existing debt with a new term loan of $232.0 million due 2024 and a new revolving credit facility of $3.0 million, of which none was drawn and outstanding.

On December 1, 2014, Marshall entered into a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent, collateral agent and L/C issuer (the “Marshall Facility”). As of December 31, 2016, the Marshall Facility consisted of a term loan with an outstanding balance of $55.3 million maturing on June 28, 2018 and an outstanding loan under its revolving credit facility of $2.0 million maturing on December 3, 2017. In January 2017, Marshall refinanced its existing debt with a new term loan of $51.3 million due 2018 and a new revolving credit facility of $3.0 million due 2022, all of which was drawn and outstanding.

We guarantee all of the obligations incurred under the Mission Facility and the Marshall Facility. Mission, White Knight and Parker has granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each Mission, White Knight or Parker station, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission, White Knight or Parker.

In connection with the Merger, we have stepped into Media General’s local service agreements with VIEs that own and operate an additional 10 stations. Additionally, we have assumed Media General’s rights under the purchase options granted by Shield, Vaughan, Tamer and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Simultaneous with the Merger, Shield entered into a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the “Shield Facility”). As of the Closing Date, the Shield Facility consisted of a term loan with an outstanding balance of $24.8 million due 2022, which we guarantee.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under the Mission Facility, the Marshall Facility and the Shield Facility, (3) Nexstar having power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight, Parker, Shield, Vaughan, Tamer and Super Towers, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Parker, Shield, Vaughn, Tamer and Super Towers which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations, subject to FCC consent.

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

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2016, based on projected future income, approximately $59.7 million of the Company’s deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission, Marshall or White Knight.

At December 31, 2016, the Company had NOLs of approximately $67.0 million for U.S. federal tax purposes and $77.2 million for state tax purposes. These NOLs expire at varying dates through 2035. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

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

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2016, 20 full power television stations have primary affiliation agreements with ABC, 19 with NBC, 26 with FOX, 23 with CBS, 10 with The CW and five with MyNetworkTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, MyNetworkTV and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

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

The loss of or material reduction in retransmission consent revenues or further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

Nexstar’s retransmission consent agreements with MVPDs permit the MVPDs to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

The television networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive under the retransmission consent agreements and are including provisions for these payments to them in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include terms that affect our ability to grant MVPDs the right to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition, and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under this rule, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.

This rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned same-market stations to consult or jointly negotiate retransmission agreements are now void. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs. We cannot predict what effect, if any, this requirement for separate negotiations will have on the Company’s revenues and expenses.

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

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016.  We cannot predict the proceeding’s outcome or its impact on our business. However, in July 2016 the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding, however, the proceeding remains open.

In June 2014, the U.S. Supreme Court held that an OTTDs retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs and MVPDs to-date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

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

The Company filed renewal applications for its stations in the most recent license renewal cycle, all but two of which have been granted for an additional eight-year term. The Company expects the FCC to grant these renewals in due course but cannot provide any assurances that the FCC will do so. The time period in which third parties are permitted to submit objections to these applications has expired; however, such parties may continue to submit informal objections until an application is granted.

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

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change; for instance, rules and processing policies that the FCC adopted in 2014 (but which it has since rescinded) with respect to local service agreements impacted certain of our and Mission’s previously announced acquisitions. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, the acquisition of Media General has significantly increased the Company’s national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules.  This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any acquisition in order to comply with national television ownership limits.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

During the three years ended December 31, 2016, the Company acquired 36 full power television stations. On January 17, 2017, we completed the Merger with Media General. Media General owned, operated, or serviced 79 full power television stations in 48 markets. Substantially concurrent with the Merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. Following these transactions, we own, operate, program or provide sales and other services to 171 full power television stations in 100 markets. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;
•	we may not be able to generate adequate returns on our acquisitions or investments;
•

we may encounter and fail to address risks or other problems associated with or arising from our reliance on the representations and warranties and related indemnities, if any, provided to us by the sellers of acquired companies;

•	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;
•	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;
•	we may experience difficulties integrating operations and systems, as well as company policies and cultures, including the operations, systems, policies and cultures of Media General;
•	we may be unable to retain and grow relationships with the acquired company’s key customers;
•	we may fail to retain and assimilate employees of the acquired business; and
•	problems may arise in entering new markets in which we have little or no experience.

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

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted the “2016 Ownership Order” concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule, (5) making JSA relationships attributable interests, and (6) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).  The FCC’s 2016 Ownership Order is subject to pending petitions for reconsideration and court appeals.  We have sought FCC reconsideration of the order.

In August 2016, the FCC completed its most recent quadrennial media ownership review and adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under these JSAs until September 30, 2025.  We have sought FCC reconsideration the JSA attribution rule.

On February 3, 2017, the FCC terminated in full its guidance (issued on March 12, 2014) requiring careful scrutiny of broadcast television applications which propose sharing arrangements and contingent interests.  Accordingly, the FCC will no longer evaluate whether options, loan guarantees and similar otherwise non-attributable interests create undue financial influence in transactions which also include sharing arrangements between a station licensee and another party.

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

The FCC may review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate or modify our grandfathered TBAs unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

We are subject to foreign ownership limitations which limits foreign investments in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company unless the FCC determines the public interest will be served by waiver of such restriction. The FCC has interpreted this provision to require an affirmative public interest showing before indirect foreign ownership of a broadcast licensee may exceed 25%. Therefore, certain investors may be prevented from investing in us if our foreign ownership is at or near the FCC limits.

The FCC’s multiple ownership rules may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast and certain other media interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or daily newspaper in the same market.

Two of Nexstar’s directors also currently serve on the board of directors of Radio One, Inc., which owns and operates approximately 55 radio stations in 16 markets. The FCC considers the radio stations owned by Radio One, Inc. as attributable to Nexstar, due to this common director relationship. Therefore, depending on the number of stations owned by Radio One, Inc. in a given market, we may not be able to purchase a television station in that market.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer additional losses due to future asset impairment charges.

As of December 31, 2016, $1.3 billion, or 45.2%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes our operating results susceptible to prevailing economic conditions. In addition, our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. Further, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, over-the-top distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, digital delivery and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques now in use are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques and other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

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

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, stations we own or provide services to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems, mobile services, video streaming services and the Internet.

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

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.  Additionally, FCC proceedings to examine shared services agreements between television stations and to determine whether to modify or eliminate certain of its broadcast ownership rules are the subject of pending petitions for reconsideration and court appeals.

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

The FCC is reallocating a portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC is in the process of repurposing a portion of the television broadcast spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC is administering an incentive auction whereby it is seeking to make additional spectrum available to meet future wireless broadband needs.  Under the auction statute and rules, television broadcasters may voluntarily relinquish all or part of their spectrum in exchange for consideration, and wireless broadband providers and other entities may bid to acquire the relinquished television spectrum.  After the auction’s conclusion, television stations that have not relinquished their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016.  The “reverse” portion of the auction (by which television broadcasters accepted bids to relinquish their spectrum) and the “forward” portion of the auction (by which wireless providers and other entities bid to acquire the relinquished spectrum) have both concluded.  The final portion of the auction is scheduled to occur in March 2017, and we expect the FCC to formally close the auction in April 2017.

Certain of our stations have accepted bids to relinquish their spectrum and will either discontinue operation or share a channel with another broadcaster.  These stations will be required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) between three and twelve months after receiving payment for the relinquishment of their channels (which we expect to occur later in 2017).

The majority of our television stations did not accept bids to relinquish their television channels.  Of those stations, many will be assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC will establish and which will be no more than thirty-nine months after the official close of the auction.  Congress has allocated up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.

The reallocation of television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the impact of the incentive auction and subsequent repacking on our business.

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

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own over 60% of our office and studio locations and approximately one-third of our tower and transmitter locations. The remaining properties that we utilize are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
1st Quarter 2015	$59.45	$45.97
2nd Quarter 2015	$60.21	$53.82
3rd Quarter 2015	$60.31	$42.01
4th Quarter 2015	$61.79	$45.02
1st Quarter 2016	$58.46	$34.65
2nd Quarter 2016	$54.79	$43.74
3rd Quarter 2016	$58.14	$45.70
4th Quarter 2016	$67.20	$47.00

As of February 27, 2017, there were approximately 9,400 shareholders of record of our Class A Common Stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2015 a total annual cash dividend with respect to Nexstar’s outstanding shares of Class A Common Stock of $0.76 per share in equal quarterly installments of $0.19 per share and declared in 2016 a total annual cash dividend with respect to Nexstar’s outstanding shares of Class A Common Stock of $0.96 per share in equal quarterly installments of $0.24 per share. On January 26, 2017, our board of directors approved a 25% increase in the quarterly cash dividend to $0.30 per share of outstanding Class A Common Stock beginning with the first quarter of 2017. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing its existing notes limit its ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,376,500	$21.56	2,511,625
Equity compensation plans not approved by security holders	—	—	—
Total	2,376,500	$21.56	2,511,625

For a more detailed description of our equity plans and grants, we refer you to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2011 through December 31, 2016 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies: Gray Television, Inc., Media General (prior to its Merger with us) and Sinclair Broadcast Group, Inc. (the “Peer Group”). The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2011. The performance shown is not necessarily indicative of future performance.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$135.08	$724.20	$682.66	$784.77	$864.13
NASDAQ Composite Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
Peer Group	$100.00	$126.45	$440.20	$339.98	$387.74	$396.07

Item 6.	Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2016, 2015 and 2014 and balance sheet data as of December 31, 2016, and 2015 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2013 and 2012 and balance sheet data as of December 31, 2014, 2013 and 2012 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2014 and 2013, respectively. The period-to-period comparability of our consolidated financial statements is affected by acquisitions of digital media businesses and television stations, and related consolidations of VIEs. In 2016, we acquired nine full power television stations, including consolidated VIEs. In 2015, we acquired 14 full power television stations, including consolidated VIEs, net, and two digital media businesses. In 2014, we acquired 12 full power television stations, including consolidated VIEs, and two digital media businesses. This information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2016	2015	2014	2013	2012
Statements of Operations Data, for the years ended December 31:
Net revenue	$1,103,190	$896,377	$631,311	$502,330	$378,632
Operating expenses:
Corporate expenses	51,177	44,856	35,174	26,339	24,636
Direct operating expenses, net of trade	371,242	293,288	178,781	139,807	84,743
Selling, general and administrative expenses, excluding corporate	212,429	187,624	140,255	125,874	93,367
Trade and barter expense	45,439	46,651	31,333	30,730	20,841
Depreciation	51,300	47,222	35,047	33,578	23,555
Amortization of intangible assets	46,572	48,475	25,850	30,148	22,994
Amortization of broadcast rights, excluding barter	22,461	22,154	11,634	12,613	8,591
Goodwill impairment(1)	15,262	-	-	-	-
Total operating expenses	815,882	690,270	458,074	399,089	278,727
Income from continuing operations(2)	287,308	206,107	173,237	103,241	99,905
Interest expense, net	(116,081)	(80,520)	(61,959)	(66,243)	(51,559)
Loss on extinguishment of debt, net(3)	-	-	(71)	(34,724)	(3,272)
Other expenses	(555)	(517)	(556)	(1,459)	-
Income from continuing operations before income tax expense	170,672	125,070	110,651	815	45,074
Income tax (expense) benefit(4)	(77,572)	(48,687)	(46,101)	(2,600)	132,279
Income (loss) from continuing operations	93,100	76,383	64,550	(1,785)	177,353
Gain on disposal of station, net of income tax expense(5)	-	-	-	-	5,139
Net income (loss)	93,100	76,383	64,550	(1,785)	182,492
Net (income) loss attributable to noncontrolling interests	(1,563)	1,301	-	-	-
Net income (loss) attributable to Nexstar Media Group, Inc.	$91,537	$77,684	$64,550	$(1,785)	$182,492
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$2.98	$2.50	$2.10	$(0.06)	$6.31
Diluted	$2.89	$2.42	$2.02	$(0.06)	$5.94
Weighted average common shares outstanding:
Basic	30,687	31,100	30,774	29,897	28,940
Diluted	31,664	32,091	32,003	29,897	30,732
Dividends declared per common share	$0.96	$0.76	$0.60	$0.48	-

(1)

One of our digital reporting businesses recognized an impairment charge related to goodwill during the year ended December 31, 2016. Refer to Note 5 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K.

(2)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the accretive acquisitions in 2012 through 2016, the income from operations increased over time.

(3)	In 2013, the Company retired the $325.0 million outstanding principal balance under its 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $34.3 million.
(4)	In the fourth quarter of 2012, the Company decreased its valuation allowance by $151.4 million resulting in an income tax benefit for the year.
(5)	The Company recognized a $5.1 million gain on disposal of KBTV, net of $3.1 million income tax expense, during the year ended December 31, 2012.

	2016	2015	2014	2013	2012
Balance Sheet data, as of December 31:
Cash and cash equivalents	$87,680	$43,416	$131,912	$40,028	$68,999
Working capital	173,639	113,967	178,661	78,659	96,462
Net intangible assets and goodwill	1,340,565	1,255,358	772,660	649,793	491,096
Total assets(1)	2,966,085	1,835,134	1,414,102	1,146,971	931,799
Total debt(1)	2,342,419	1,476,214	1,220,369	1,054,368	843,626
Total stockholders’ equity (deficit)	284,354	86,373	56,537	(13,231)	2,239
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$247,757	$197,266	$166,527	$27,339	$79,888
Investing activities	(140,185)	(474,341)	(230,033)	(248,118)	(238,617)
Financing activities	(63,308)	188,579	155,390	191,808	220,182
Capital expenditures, net of proceeds from asset sales	31,152	25,397	20,300	18,736	17,250
Cash payments for broadcast rights	23,004	22,473	12,025	14,191	9,169

(1)

On July 27, 2016, Nexstar Escrow, our wholly-owned subsidiary, completed the issuance and sale of $900.0 million of 5.625% Notes. The gross proceeds of the notes, plus pre-funding of $26.7 million interest, were deposited into a segregated escrow account which could not be utilized until certain conditions were satisfied, including the completion of our Merger with Media General. The Merger consummated on January 2017 and Nexstar Broadcasting assumed the obligations of Nexstar Escrow under the 5.625% Notes. The gross proceeds from the 5.625% Notes were used to partially finance the Merger. Refer to Note 5 to our Consolidated Financial Statements in Part IV, Item 5(a) of this Form 10-K for additional information on the 5.625% Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As a result of our deemed controlling financial interests in Mission, White Knight, Marshall, Parker, and the stations owned by WVMH in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these consolidated VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2016 Highlights

•

Net revenue during 2016 increased by $206.8 million, or 23.1% compared to the same period in 2015. The increase in net revenue was primarily due to an increase in advertising revenue on our legacy stations of $85.5 million due to the election year, incremental revenue from our newly acquired stations and entities of $81.1 million, and an increase in retransmission compensation on our legacy stations of $70.5 million, primarily related to renewals of contracts providing for higher rates per subscriber.

•	During 2016, our Board of Directors declared quarterly dividends of $0.24 per share of our outstanding common stock, or total dividend payments of $29.4 million.

2016 Acquisitions

	Acquisition Date	Purchase Price
North Dakota	February 1, 2016	$44.0 million in cash	Four CBS affiliated full power television stations in the Minot-Bismarck-Dickinson, ND market.
Des Moines	March 14, 2016	$3.9 million in cash	One CW affiliated full power television station in the Des Moines-Ames, IA market.
West Virginia	1st closing on January 4, 2016 2nd closing on January 31, 2017	$130.0 million in cash, plus working capital adjustments	Three CBS and one NBC affiliated full power television stations in four markets.

We paid $65.0 million for our West Virginia acquisition as of the first closing funded by a combination of cash on hand and borrowings under our revolving credit facility. On August 2, 2016, we received approval from the FCC to acquire the stations’ remaining assets. We also obtained controlling financial interest in these stations for financial reporting purposes and consolidated these assets as of that date. On January 31, 2017, we completed the second closing of the acquisition and paid the remaining purchase price of $65.0 million, plus working capital adjustments.

For additional information with respect to the above acquisitions, refer to Item 1, “Business—Recent Acquisitions”.

2016 Debt Transactions

•

In January and February 2016, we borrowed a net amount of $58.0 million under our revolving credit facility to fund certain of our acquisitions. All of these borrowings were fully repaid in 2016 funded by cash from operating activities.

•	In 2016, we, Mission and Marshall paid the contractual maturities under each of our term loans totaling $22.1 million.
•

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus our pre-funding of $26.7 million interest, were deposited into a segregated escrow account which could not be utilized until the Escrow Release Conditions of the 5.625% Notes were satisfied. Among other things, the Escrow Release Conditions included the consummation of our merger with Media General and our assumption of all of the obligations of Nexstar Escrow under the 5.625% Notes.

Merger with Media General

On January 17, 2017, we completed the Merger with Media General. Media General owned, operated, or serviced 79 full power television stations in 48 markets. Substantially concurrent with the Merger, we sold the assets of 12 full power television stations in 12 markets, of which five stations were previously owned by us and seven stations were previously owned by Media General. Following these transactions, we own, operate, program or provide sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households.

Pursuant to the terms of the Merger Agreement, we paid Cash Consideration of approximately $1.4 billion, issued Stock Consideration of 16,231,070 shares, including the reissuance of shares from Nexstar’s treasury, with a fair value of approximately $1.0 billion and issued 228,438 stock option replacements with an estimated fair value of $10.7 million on the Closing Date. An additional consideration in the form of a non-tradeable CVR was also issued to the shareholders and outstanding equity awards of Media General. The CVR represents the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC auction, reduced to account for the indirect benefit that such holder will receive as a shareholder of the combined company. We anticipate to receive, later in 2017, an estimated $479.0 million of gross proceeds from the disposition of Media General’s spectrum in the FCC auction but we do not anticipate any disposition of Nexstar’s spectrum. The value of each CVR is estimated to be worth between $1.70 and $2.10 based on the estimated gross proceeds, less estimated transaction expenses, repacking expenses and taxes.

Simultaneously with the closing of the Merger, certain then-existing indebtedness of the Company and Media General was extinguished, including the Company’s term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and Media General’s outstanding term loans and senior unsecured notes with a principal balance of approximately $1.4 billion and $275.0 million, respectively. We inherited the $400.0 million 5.875% Notes issued by LIN TV, which became our indirect subsidiary as of the Closing Date.

The Cash Consideration, the refinancing of the then-existing indebtedness of the Company and Media General, and the related fees and expenses were funded through a combination of cash on hand and new borrowings, including:

•	$2.75 billion in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity;
•

$51.3 million in new senior secured Term Loan A due 2018 and $318.7 million in new senior secured Term Loan A due 2022 both payable in quarterly installments that increase over time from 5.0% to 10.0%;

•	$175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing;
•	$900.0 million from the issuance of the 5.625% senior unsecured notes due 2024 by Nexstar Broadcasting, as successor to Nexstar Escrow, our wholly-owned subsidiary; and
•	$547.8 million in total consideration, plus working capital adjustments, from the previously announced sale of the assets of 12 full power television stations in 12 markets.

In respect of the aforementioned television station divestitures, we previously owned five of such stations and seven stations were previously owned by Media General. These divestitures were made to comply with the FCC’s local television ownership rule and the 39% U.S. television household national ownership cap. Our remaining commitments in connection with these transactions, including the bridge facility and the short-term facility totaling $530.0 million, were not funded and were consequently terminated upon closing of the Merger.

Also on the Closing Date, in connection with the Merger, we executed a Joinder to the Purchase Agreement, dated July 13, 2016, by and among Nexstar Escrow and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers, relating to the issuance and sale of the 5.625% Notes to such initial purchasers, pursuant to which Nexstar and certain of its subsidiaries became parties to the Purchase Agreement. On the Closing Date, we entered into a supplement to the indenture governing the 5.625% Notes, pursuant to which Nexstar Broadcasting assumed the obligations of Nexstar Escrow under such indenture and the 5.625% Notes, and we and Mission provided guarantees under such indenture and the 5.625% Notes (subject to the definition of “Guarantee” in such indenture). Following the Merger, Nexstar Broadcasting, Nexstar, LIN TV, and The Bank of New York Mellon, as trustee, entered into the “5.875% Notes Third Supplemental Indenture” governing the 5.875% Notes, whereby Nexstar Broadcasting assumed the obligations of Media General as a guarantor under such indenture and Nexstar provided a guarantee of the 5.875% Notes (subject to the definition of “Guarantee” in the 5.875% Notes Third Supplemental Indenture). See Note 19 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As of the Closing Date, the Company’s aggregate amount of principal indebtedness are as follows (in thousands):

Outstanding
Debt Principal
Revolving credit facility (total commitment of $175.0 million)	$3,000
Term loan A	370,000
Term loan B	2,750,000
6.875% Notes due 2020	525,000
6.125% Notes due 2022	275,000
5.875% Notes due 2022	400,000
5.625% Notes due 2024	900,000
$5,223,000

Subsequent Debt Prepayment/Redemption

On February 17, 2017, we prepaid $75.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On February 27, 2017, we called the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described in the merger transaction above.

Overview of Operations

As of December 31, 2016, we owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by the VIEs, in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight, Parker and WVMH. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K for a discussion of the local service agreements we have with these independent third parties.

The operating revenue of our stations is derived substantially from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2016 and 2015, revenue generated from local broadcast advertising represented 72.9% and 70.6%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has grown significantly in recent years relates to retransmission of our station signals by cable, satellite and other MVPDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream has primarily related to increases in the subscriber rates paid by MVPDs.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time, in exchange for affiliation fees paid to the networks and the right to sell a portion of the advertising time during these broadcasts. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

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

We also guarantee all obligations incurred under Mission’s and Marshall’s senior secured credit facilities. Mission is a guarantor of our senior secured credit facility, our 6.125% Notes and our 5.625% but does not guarantee LIN TV’s 5.875% Notes. Marshall does not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

In connection with the Merger, we have stepped into Media General’s local service agreements with VIEs that own and operate an additional 10 stations. Additionally, we have assumed Media General’s rights under the purchase options granted by Shield, Vaughan, Tamer and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Simultaneous with the Merger, Shield entered into a credit agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the “Shield Facility”). As of the Closing Date, the Shield Facility consisted of a term loan with an outstanding balance of $24.8 million due 2022, which we guarantee. Therefore, the financial results and financial position of these entities have been consolidated by the Nexstar in accordance with the VIE accounting guidance as of January 17, 2017.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. In May 2016, a federal court of appeal vacated this rule and remanded it to the FCC, but in August 2016 the FCC reimposed the rule. Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. If the Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. We have filed a petition requesting the FCC to reconsider the JSA attribution rule.

In March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Our local service agreement partners are now required to separately negotiate their retransmission consent agreements with MVPDs for their stations. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2016 was both an election year and an Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Local	$388,183	34.0	$369,313	39.8	$279,150	42.3
National	144,009	12.6	153,607	16.5	109,930	16.7
Political	108,544	9.5	12,716	1.4	64,294	9.7
Retransmission compensation	394,038	34.5	298,023	32.1	154,963	23.5
Digital	101,759	8.9	89,902	9.7	46,692	7.1
Other	6,148	0.5	5,384	0.5	4,514	0.7
Total gross revenue	1,142,681	100.0	928,945	100.0	659,543	100.0
Less: Agency commissions	(85,183)		(79,668)		(59,446)
Net broadcast revenue	1,057,498		849,277		600,097
Trade and barter revenue	45,692		47,100		31,214
Net revenue	$1,103,190		$896,377		$631,311

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Net revenue	$1,103,190	100.0	$896,377	100.0	$631,311	100.0
Operating expenses:
Corporate expenses	51,177	4.6	44,856	5.0	35,174	5.6
Direct operating expenses, net of trade	371,242	33.7	293,288	32.7	178,781	28.3
Selling, general and administrative expenses, excluding corporate	212,429	19.3	187,624	20.9	140,255	22.2
Trade and barter expense	45,439	4.1	46,651	5.2	31,333	5.0
Depreciation	51,300	4.7	47,222	5.3	35,047	5.6
Amortization of intangible assets	46,572	4.2	48,475	5.4	25,850	4.1
Amortization of broadcast rights, excluding barter	22,461	2.0	22,154	2.5	11,634	1.8
Goodwill impairment	15,262	1.4	-	0.0	-	0.0
Total operating expenses	815,882		690,270		458,074
Income from operations	$287,308		$206,107		$173,237

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Gross local advertising revenue was $388.2 million for the year ended December 31, 2016, compared to $369.3 million for the same period in 2015, an increase of $18.9 million, or 5.1%. Gross national advertising revenue was $144.0 million for the year ended December 31, 2016, compared to $153.6 million for the same period in 2015, a decrease of $9.6 million, or 6.2%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $36.2 million. Our legacy stations’ local and national advertising revenue decreased by $26.9 million during the year ended December 31, 2016 compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national, and political advertising revenue. Our largest advertiser category, automobile, represented approximately 25.9% and 24.6% of our local and national advertising revenue for the years ended December 31, 2016 and 2015, respectively. Overall, including past results of our newly acquired stations, automobile revenues were flat during the year. The other categories representing our top five were fast food/restaurants, furniture, and medical/healthcare, which declined this year, and attorneys, which increased in 2016.

Gross political advertising revenue was $108.5 million for the year ended December 31, 2016, compared to $12.7 million for the same period in 2015, an increase of $95.8 million, as 2016 was a presidential election year.

Retransmission compensation was $394.0 million for the year ended December 31, 2016, compared to $298.0 million for the same period in 2015, an increase of $96.0 million, or 32.2%. The increase in retransmission compensation was attributable to a $70.5 million increase on our legacy stations, primarily related to the 2016 and 2015 renewals of contracts providing for higher rates per subscriber, and incremental revenue from our newly acquired stations of $25.5 million.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $101.8 million for the year ended December 31, 2016, compared to $89.9 million for the same period in 2015, an increase of $11.9 million or 13.2%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $9.3 million and new customers for digital publishing and content management services of $6.4 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $51.2 million for the year ended December 31, 2016, compared to $44.9 million for the same period in 2015, an increase of $6.3 million, or 14.1%. This was primarily attributable to an increase in legal and professional fees of $4.2 million, primarily associated with our acquisitions of stations and entities, and an increase in payroll expense of $1.9 million related to the increased number of stations.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $583.7 million for the year ended December 31, 2016, compared to $480.9 million for the same period in 2015, an increase of $102.8 million, or 21.4%. The increase was primarily due to expenses of our newly acquired stations and entities of $53.2 million, change in the fair value of contingent consideration related to an entity acquired in October 2015 of $4.0 million, and an increase in programming costs for our legacy stations of $31.5 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Depreciation of property and equipment was $51.3 million for the year ended December 31, 2016, compared to $47.2 million for the same period in 2015, an increase of $4.1 million, or 8.6%, primarily due to the incremental depreciation of fixed assets from newly acquired stations and entities of $3.7 million.

Amortization of intangible assets was $46.6 million for the year ended December 31, 2016, compared to $48.5 million for the same period in 2015, a decrease of $1.9 million, or 3.9%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets of $8.2 million, partially offset by incremental amortization of other intangible assets from our newly acquired stations and entities of $6.3 million.

Amortization of broadcast rights, excluding barter was flat at $22.5 million for the year ended December 31, 2016, compared to $22.2 million for the same period in 2015.

In the fourth quarter of 2016, we recorded a goodwill impairment charge of $15.1 million in one of our digital businesses due to operating losses, industry-wide margin compression and lower short-term future earnings expectations.

Interest Expense, net

Interest expense, net was $116.1 million for the year ended December 31, 2016, compared to $80.5 million for the same period in 2015, an increase of $35.6 million, or 44.2%, primarily attributable to increased borrowings during 2016 and 2015 to fund our acquisitions.

Income Taxes

Income tax expense was $77.6 million for the year ended December 31, 2016, compared to $48.7 million for the same period in 2015, an increase of $28.9 million, or 59.3%. The effective tax rates during the years ended December 31, 2016 and 2015 were 45.5% and 38.7%, respectively. Our station acquisitions reduced our blended state tax rate in 2015 resulting in an income tax benefit of $2.4 million, or a 1.9% impact to the effective tax rate. In 2016 we booked a nondeductible goodwill impairment and nondeductible earnout payments that increased the effective tax rate by 3.6%.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter

Revenue

Gross local advertising revenue was $369.3 million for the year ended December 31, 2015, compared to $279.2 million for the same period in 2014, an increase of $90.2 million, or 32.3%. Gross national advertising revenue was $153.6 million for the year ended December 31, 2015, compared to $109.9 million for the same period in 2014, an increase of $43.7 million, or 39.7%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $135.8 million. Our legacy stations’ local and national advertising revenue were relatively flat during the year ended December 31, 2015 compared to the same period in 2014. Our largest advertiser category, automobile, represented approximately 24.8% and 25.3% of our local and national advertising revenue for the years ended December 31, 2015 and 2014, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased during the year. The other categories representing our top five were fast food/restaurants which declined this year, furniture and medical/healthcare, which increased in 2015, and radio/TV/cable/newspaper, which remained flat.

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

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $44.9 million for the year ended December 31, 2015, compared to $35.2 million for the same period in 2014, an increase of $9.7 million, or 27.5%. This was primarily attributable to an increase in stock-based compensation expense of $3.8 million due to equity incentive awards in 2015, an increase in payroll expense of $1.6 million related to the increased number of stations, an increase in legal and professional fees of $2.4 million primarily associated with our acquisitions of stations and entities, and costs incurred attributable to new VIEs of $1.2 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $480.9 million for the year ended December 31, 2015, compared to $319.0 million for the same period in 2014, an increase of $161.9 million, or 50.7%. The increase was primarily due to expenses of our newly acquired stations and entities of $119.3 million and an increase in programming costs for our legacy stations of $34.3 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

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

Liquidity and Capital Resources

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months as of the filing date of this Annual Report on Form 10-K. In order to meet future cash needs the Company may, from time to time, borrow under its existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of its existing debt arrangements permit. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$247,757	$197,266	$166,527
Net cash used in investing activities	(140,185)	(474,341)	(230,033)
Net cash (used in) provided by financing activities	(63,308)	188,579	155,390
Net decrease in cash and cash equivalents	$44,264	$(88,496)	$91,884
Cash paid for interest	$99,917	$70,430	$59,227
Cash paid for income taxes, net of refunds	$29,391	$29,060	$3,131

(1)

The cash paid for income taxes, net of refunds, during the year ended December 31, 2015 includes payments totaling $23.0 million in tax liabilities assumed in or resulting from various acquisitions and sales. No payments for tax liabilities resulting from acquisitions were made during 2016 and 2014.

	As of December 31,
	2016	2015
Cash and cash equivalents	$87,680	$43,416
Long-term debt including current portion	2,342,419	1,476,214
Unused revolving loan commitments under senior secured credit facilities(1)	103,000	103,000

(1)

Based on the covenant calculations as of December 31, 2016, all of the $103.0 million total unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $50.5 million during the year ended December 31, 2016 compared to the same period in 2015. This was primarily due to an increase in net revenue (excluding trade and barter) of $208.2 million less an increase in station and corporate operating expenses (excluding impairment loss, stock compensation and other non-cash station operating expenses) of $106.6 million, and source of cash resulting from timing of accounts receivable collections of $3.0 million. These transactions were partially offset by timing of payments to vendors of $15.3 million, an increase in cash paid for interest of $29.5 million and an increase in the impact of the excess tax benefit from stock option exercises of $5.7 million.

Cash paid for interest increased by $29.5 million during the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to increased borrowings during 2016 to fund our acquisitions.

Net cash flows provided by operating activities increased by $30.7 million during the year ended December 31, 2015 compared to the same period in 2015. This was primarily due to an increase in net revenue (excluding trade and barter) of $249.2 million less an increase in station and corporate operating expenses (excluding stock compensation) of $166.2 million, and sources of cash resulting from the timing of payments to vendors of $10.7 million. These transactions were partially offset by a $19.9 million use of cash resulting from the timing of collections of accounts receivable, an increase in payments for income taxes of $25.9 million, an increase in payments for broadcast rights of $10.4 million and an increase in cash paid for interest of $11.2 million.

Cash paid for interest increased by $11.2 million during the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to increased borrowings during 2015 and 2014 to fund the Company’s acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $334.2 million during the year ended December 31, 2016 compared to the same period in 2014. In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million. We also pre-funded interest on our 5.625% Note of $5.1 million, which was deposited in an escrow account. In 2015, we completed the acquisitions of Communications Corporation of America (“CCA”), KASW, Yashi, Inc. (“Yashi”), KLAS, and Kixer, Inc. for total payments of $467.3 million. We also paid deposits totaling $8.7 million upon signing purchase agreements in 2015 to acquire television stations from Reiten and WVMH. These cash payments were partially offset by the sale of a CCA station for $26.8 million in cash and certain real estate properties we owned for $2.1 million in cash. During the year ended December 31, 2016, capital expenditures increased by $2.8 million compared to the same period in 2015, primarily due to capital expenditures for newly acquired stations.

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

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $251.9 million during the year ended December 31, 2016 compared to the same period in 2015.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. We also received $1.2 million proceeds from stock option exercises and recognized a $13.8 million excess tax benefit from stock-based compensation arrangements. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $58.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $22.1 million, payments for debt financing costs of $20.7 million, payments of dividends to our common stockholders of $29.4 million ($0.24 per share each quarter), payments for contingent consideration related to an entity acquired in October 2015 of $2.0 million, payments for capital lease obligations of $3.3 million and distribution to a noncontrolling interest of $0.6 million.

Net cash flows provided by financing activities increased by $33.2 million during the year ended December 31, 2015 compared to the same period in 2014.

In 2015, we completed the sale and issuance of $275.0 million 6.125% Notes, due 2022, at par. We also borrowed a total amount of $144.9 million under our revolving credit facility. These borrowings were used to partially finance the CCA, KASW, Yashi, KLAS and Kixer acquisitions and to pay for related fees and expenses. We also received $3.4 million proceeds from stock option exercises and recognized a $8.0 million excess tax benefit from stock-based compensation arrangements. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by repurchases of our Class A common stock of $48.7 million, scheduled repayments of $15.8 million of outstanding principal balance under our, Mission’s and Marshall’s term loans, repayments of outstanding obligations under the Company’s revolving credit facilities of $150.4 million, payments of dividends to our common stockholders of $23.7 million ($0.19 per share each quarter), payments for debt financing costs of $3.2 million and payments for capital lease obligations of $3.0 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2016, the Company had total combined debt of $2.3 billion, which represented 93.3% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $103.0 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2016. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

As of December 31, 2016, Nexstar also had $3.8 billion remaining commitment in the form of credit facilities, a bridge facility and a short-term facility in connection with Nexstar’s Merger with Media General, and the refinancing of certain existing indebtedness of the Company and Media General.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2016 (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$391,607	$19,759	$123,626	$248,222	$-
Mission senior secured credit facility	225,891	2,335	4,669	218,887	-
Marshall senior secured credit facility	53,300	8,000	45,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$2,370,798	$30,094	$173,595	$992,109	$1,175,000

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

On January 17, 2017, we completed the Merger with Media General. Pursuant to the terms of the Merger Agreement, Nexstar Media Group, Inc. paid Cash Consideration of approximately $1.4 billion, issued Stock Consideration of 16,231,070 shares, including reissuance from treasury, with a fair value of approximately $1.0 billion and issued 228,438 stock option replacements with an estimated fair value of $10.7 million on the Closing Date. An additional consideration in the form of a non-tradeable CVR was also issued to the shareholders and outstanding equity awards of Media General. The CVR represents the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC auction, reduced to account for the indirect benefit that such holder will receive as a shareholder of the combined company. We anticipate to receive, later in 2017, an estimated $479.0 million of gross proceeds from the disposition of Media General’s spectrum in the FCC auction but we do not anticipate any disposition of Nexstar’s spectrum. The value of each CVR is estimated to be worth between $1.70 and $2.10 based on the estimated gross proceeds, less estimated transaction expenses, repacking expenses and taxes.

Simultaneously with the closing of the Merger, certain then-existing indebtedness of the Company and Media General was extinguished, including the Company’s term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and Media General’s outstanding term loans and senior unsecured notes with a principal balance of approximately $1.4 billion and $275.0 million, respectively. We inherited the $400.0 million 5.875% Notes issued by LIN TV, a Delaware corporation, which became our indirect subsidiary as of the Closing Date.

The Cash Consideration, the refinancing of the then-existing indebtedness of the Company and Media General, and the related fees and expenses were funded through a combination of borrowings under the Company’s new senior secured credit facilities of approximately $3.1 billion, proceeds from the $900.0 million 5.625% Notes and total consideration from certain station divestitures of $547.8 million, plus working capital adjustments.

Our remaining commitments in connection with these transactions, the bridge facility and the short-term facility totaling $530.0 million, were not funded and were consequently terminated upon closing of the Merger.

Also on the Closing Date, in connection with the Merger, we executed a Joinder to the Purchase Agreement, dated July 13, 2016, by and among Nexstar Escrow and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers, relating to the issuance and sale of the 5.625% Notes to such initial purchasers, pursuant to which Nexstar and certain of its subsidiaries became parties to the Purchase Agreement. On the Closing Date, we entered into a supplement to the indenture governing the 5.625% Notes, pursuant to which Nexstar Broadcasting assumed the obligations of Nexstar Escrow under such indenture and the 5.625% Notes, and we and Mission provided guarantees under such indenture and the 5.625% Notes (subject to the definition of “Guarantee” in such indenture).

On January 26, 2017, our Board of Directors declared a quarterly dividend of $0.30 per share of our Class A common stock to stockholders of record on February 10, 2017. The dividend was paid on February 24, 2017.

On January 31, 2017, we completed our acquisition of the remaining assets of stations from WVMH and paid the owners the $65.0 million remaining purchase price, funded by cash on hand.

On February 9, 2017, the $5.0 million remaining obligations in connection with our acquisition of Kixer were paid in full, funded by cash on hand.

On February 17, 2017, we prepaid $75.0 million outstanding principal under our Term Loan B, funded by cash on hand.

On February 27, 2017, we redeemed all $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described in the Merger transaction above.

Debt Covenants

Our senior secured credit facility contains covenants that require us to comply with certain financial ratios, including: (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. Mission’s and Marshall’s senior secured credit facilities do not contain financial covenant ratio requirements; however, they do include events of default if Nexstar does not comply with all covenants contained in its credit agreement. The 6.125% Notes, the 5.625% Notes and LIN TV’s 5.875% Notes contain restrictive covenants customary for arrangements of these types. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and LIN TV’s 5.875% Notes for a period of at least the next twelve months from December 31, 2016.

No Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2016, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$391,607	$19,759	$123,626	$248,222	$-
Mission senior secured credit facility	225,891	2,335	4,669	218,887	-
Marshall senior secured credit facility	53,300	8,000	45,300	-	-
6.875% senior unsecured notes due 2020	525,000	-	-	525,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
Cash interest on debt(1)	711,321	127,663	245,449	182,825	155,384
Network affiliation agreements	165,993	57,026	87,650	21,317	-
Broadcast rights current cash commitments(2)	20,848	7,929	8,960	3,959	-
Broadcast rights future cash commitments	28,460	12,170	13,776	2,284	230
Executive employee contracts(3)	26,841	14,385	11,063	1,393	-
Operating lease obligations	69,259	11,605	21,293	15,620	20,741
Capital lease obligations	7,648	331	643	696	5,978
Other long-term liabilities	5,161	3,184	1,977	-	-
	$3,406,329	$264,387	$564,406	$1,220,203	$1,357,333

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2016, remained outstanding until maturity, based on interest rates in effect at December 31, 2016.
(2)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2016 in the amount of $19.7 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.

As of December 31, 2016, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

In January 2017, in connection with our Merger with Media General, certain then-existing indebtedness of the Company and Media General were extinguished, including the Company’s term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and Media General’s outstanding term loans and senior unsecured notes with a principal balance of approximately $1.4 billion and $275.0 million, respectively. These were replaced by new borrowings of approximately $2.75 billion in senior secured Term Loan B due 2024, $51.3 million senior secured Term Loan A due 2018, $318.7 million senior secured Term Loan A due 2021 and a $3.0 million revolving credit facility due 2021. We also inherited the $400.0 million 5.875% Notes due 2022 issued by LIN TV, which became our indirect subsidiary as of the Closing Date.

In February 2017, we redeemed in aggregate, all $525.0 million principal balance under our 6.875% senior unsecured notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described above.

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

Mission, Marshall, White Knight, Parker and the WVMH stations are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight and Parker that permit Nexstar to acquire the assets and assume the liabilities of each Mission, White Knight or Parker station, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by Mission, White Knight or Parker. These option agreements expire on various dates between 2017 and 2024. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Parker, Marshall and White Knight are included in our Consolidated Financial Statements as of June 13, 2014, December 1, 2014 and January 1, 2015, respectively. The WVMH stations were included in our Consolidated Financial Statements as of August 2, 2016.

As a result of the Merger, we began to provide sales, programming and other services to an additional 10 stations owned by VIEs (Shield, Vaughan, Tamer and Super Towers) with whom Media General had local service agreements. Nexstar became the primary beneficiaries of these VIEs as of the Closing Date because of (1) the local service agreements Nexstar has with these VIEs’ stations, (2) Nexstar’s guarantee of the $24.8 million outstanding obligations under Shield’s senior secured credit facility, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Shield, Vaughan, Tamer and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Therefore, the financial results and financial position of these entities have been consolidated by the Nexstar in accordance with the VIE accounting guidance as of January 17, 2017.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $1.3 billion, or 45.2%, of our total assets as of December 31, 2016. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our broadcast stations and related websites by market (a total of 60 reporting units) for purposes of our goodwill and FCC licenses impairment testing because we view, manage and evaluate our stations and the related websites on a market basis. We also have two digital media reporting units, a digital content management solution and a digital targeted video advertising platform. We test our goodwill and FCC licenses in our fourth quarter each year, or whenever events or changes in circumstances indicate that such assets might be impaired. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than their respective carrying amounts, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

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

We performed our annual impairment tests on intangible assets attributable to our broadcast markets using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed the carrying amounts. Thus, it was not necessary to perform the quantitative test method. There were no indicators that our finite-lived intangible assets attributable to broadcast markets will not be recoverable.

We elected to perform quantitative goodwill impairment tests on our two digital reporting units due to current operating losses, industry-wide margin compression and lower short-term future earnings expectations. The results of our first step analysis on one of the digital reporting units, with goodwill of $17.3 million, indicated no impairment as its fair value exceeded its carrying amount by approximately 13%. This Step 1 was performed using a combination of a discounted cash flows analysis and other valuation techniques such as market multiples analysis. The key assumptions included in our discounted cash flows analysis were: compound annual growth rate of 8.7% based on management projections for this unit and industry trends, operating profit margins in the initial year of 5.1% was driven by planned development activities with increases to 21.2% reflecting a mature operating model, discount rate of 15.5% based on an analysis of digital media companies, income tax rate of 41.0% based on statutory federal and blended state tax rates, and terminal growth rate of 2.5% estimated based on a mature company in the digital media industry.

Our first step impairment analysis for the other digital reporting unit indicated impairment as its fair value was significantly lower than the carrying amount. This Step 1 was performed using a combination of a discounted cash flows analysis and other valuation techniques. The key assumptions included in our discounted cash flows analysis were: compound annual growth rate of 4.4% based on management projections for this unit and industry trends, operating profit margins in the initial year of 9.3% driven by planned development activities with increases to 12.7% reflecting a mature operating model, discount rate of 15.5% based on an analysis of digital media companies, income tax rate of 39.9% based on statutory federal and blended state tax rates, and terminal growth rate of 2.5% estimated based on a mature company in the digital media industry. As this reporting unit failed Step 1, the second step of the impairment analysis was performed. The estimated fair value was allocated to the respective assets and liabilities in order to determine the implied value of goodwill, in a manner similar to the calculations performed in accounting for a business combination. The second step resulted in a goodwill impairment charge of $15.1 million. As of December 31, 2016, the remaining goodwill of this reporting unit after the impairment charge was $6.3 million.

Our quantitative goodwill impairment tests are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and market trends. If the assumptions used in our analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, we will need to continue to evaluate the carrying value of our goodwill and any additional impairment charges that we may take in the future could have an impact on our results of operations and financial condition. We will actively monitor the results of these reporting units in future quarters.

We also performed quantitative tests to determine whether these digital reporting units’ finite-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying amounts are recoverable by a substantial margin as of December 31, 2016.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $5.8 million and $5.4 million as of December 31, 2016 and 2015, respectively.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2016, the carrying amounts of our current broadcast rights were $15.7 million and non-current broadcast rights were $16.3 million.

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us generally on a 30 to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchanges of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $34.7 million, $37.7 million and $22.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Trade revenue of $11.0 million, $9.4 million and $8.5 million was recorded for the years ended December 31, 2016, 2015 and 2014, respectively. We incurred trade and barter expense of $45.4 million, $46.7 million and $31.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 2.8% to 3.8% as of December 31, 2016, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.8% at December 31, 2016. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on certain of the Company’s term loans, an increase in LIBOR of 100 basis points (one percentage point) from the December 31, 2016 level would increase the Company’s annual interest expense and decrease cash flow from operations by $5.6 million, based on the outstanding balance of its credit facilities as of December 31, 2016. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $2.2 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $1.4 million and $0.9 million, respectively. Our 6.875% Notes and 6.125% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2016, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2016, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

We have excluded the Reiten stations, KCWI, and the WVMH stations from our assessment of internal control over financial reporting as of December 31, 2016, because either they were acquired in purchase business combinations or we became the primary beneficiary of variable interests in these entities in 2016. The Reiten stations, KCWI, and the WVMH stations represent collectively 1.5% of our consolidated total assets and 6.1% of our consolidated total net revenues as of and for the year ended December 31, 2016.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(a) Documents filed as part of this report:

(1)

Consolidated Financial Statements. The Consolidated Financial Statements of Nexstar Media Group, Inc. listed on the index on page F-1 have been included beginning on page F-3 of this Annual Report on Form 10-K.

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2)	Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 18 to the Consolidated Financial Statements filed as part of this report.
(3)	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR MEDIA GROUP, INC.
By:	/s/ PERRY A. SOOK
Perry A. Sook
President and Chief Executive Officer
By:	/s/ THOMAS E. CARTER
Thomas E. Carter
Chief Financial Officer

Dated: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017.

Name	Title
/s/ PERRY A. SOOK	President, Chief Executive Officer and Director
Perry A. Sook	(Principal Executive Officer)
/s/ THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ DENNIS J. FITZSIMONS	Director
Dennis J. FitzSimons
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ DENNIS A. MILLER	Director
Dennis A. Miller
s/ JOHN R. MUSE	Director
John R. Muse
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

NEXSTAR MEDIA GROUP, INC. (FORMERLY NEXSTAR BROADCASTING GROUP, INC.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Nexstar Media Group, Inc. (formerly Nexstar Broadcasting Group, Inc.) and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Reiten stations, KCWI, and the WVMH stations from its assessment of internal control over financial reporting as of December 31, 2016 because they were either acquired by the Company in purchase business combinations or the Company became the primary beneficiary of variable interests in these entities during 2016. We have also excluded the Reiten stations, KCWI and the WVMH stations from our audit of internal control over financial reporting. The Reiten stations’, KCWI’s and the WVMH stations’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1.5% and 6.1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2017

NEXSTAR MEDIA GROUP, INC. (FORMERLY NEXSTAR BROADCASTING GROUP, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$87,680	$43,416
Accounts receivable, net of allowance for doubtful accounts of $5,805 and $5,369, respectively	218,058	192,991
Broadcast rights	15,730	16,297
Restricted cash	26,719	-
Prepaid expenses and other current assets	15,030	7,324
Total current assets	363,217	260,028
Property and equipment, net	276,153	266,583
Goodwill	473,304	451,662
FCC licenses	542,524	489,335
Other intangible assets, net	324,737	314,361
Restricted cash	901,080	-
Other noncurrent assets, net	85,070	53,165
Total assets(1)	$2,966,085	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$28,093	$22,139
Current portion of broadcast rights payable	16,512	17,510
Accounts payable	19,754	25,936
Accrued expenses	71,315	60,559
Interest payable	44,190	10,939
Other current liabilities	9,714	8,978
Total current liabilities	189,578	146,061
Debt	2,314,326	1,454,075
Deferred tax liabilities	132,008	101,764
Other noncurrent liabilities	45,819	46,861
Total liabilities(1)	2,681,731	1,748,761
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2016 and 2015	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 31,621,369 shares issued at each of December 31, 2016 and 2015 and 30,744,625 and 30,627,804 shares outstanding as of December 31, 2016 and 2015, respectively	316	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2016 and 2015	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2016 and 2015	-	-
Additional paid-in capital	386,921	396,224
Accumulated deficit	(176,583)	(268,120)
Treasury stock - at cost; 876,744 and 993,565 shares at December 31, 2016 and 2015, respectively	(41,513)	(47,746)
Total Nexstar Media Group, Inc. stockholders' equity	169,141	80,674
Noncontrolling interests in consolidated variable interest entities	115,213	5,699
Total stockholders' equity	284,354	86,373
Total liabilities and stockholders' equity	$2,966,085	$1,835,134

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)

The consolidated total assets as of December 31, 2016 and 2015 include certain assets held by consolidated VIEs of $226.2 million and $119.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2016 and 2015 include certain liabilities of consolidated VIEs of $39.2 million and $40.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC. (FORMERLY NEXSTAR BROADCASTING GROUP, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Years Ended December 31,
	2016	2015	2014
Net revenue	$1,103,190	$896,377	$631,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	381,997	302,257	187,432
Selling, general, and administrative expenses, excluding depreciation and amortization	263,606	232,480	175,429
Amortization of broadcast rights	57,145	59,836	34,316
Amortization of intangible assets	46,572	48,475	25,850
Depreciation	51,300	47,222	35,047
Goodwill impairment	15,262	-	-
Total operating expenses	815,882	690,270	458,074
Income from operations	287,308	206,107	173,237
Interest income	1,082	36	-
Interest expense	(117,163)	(80,556)	(61,959)
Loss on extinguishment of debt	-	-	(71)
Other expenses	(555)	(517)	(556)
Income before income taxes	170,672	125,070	110,651
Income tax expense	(77,572)	(48,687)	(46,101)
Net income	93,100	76,383	64,550
Net (income) loss attributable to noncontrolling interests	(1,563)	1,301	-
Net income attributable to Nexstar Media Group, Inc.	$91,537	$77,684	$64,550
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$2.98	$2.50	$2.10
Diluted	$2.89	$2.42	$2.02
Weighted average number of common shares outstanding:
Basic	30,687	31,100	30,774
Diluted	31,664	32,091	32,003

Dividends declared per common share	$0.96	$0.76	$0.60

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC. (FORMERLY NEXSTAR BROADCASTING GROUP, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended December 31, 2016

(in thousands, except share information)

													Noncontrolling
													interests in	Total
			Common Stock						Additional				consolidated	Stockholders'
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	(Deficit)
Balances as of December 31, 2013	-	$-	30,598,535	$306	-	$-	-	$-	$396,817	$(410,354)	-	$-	$-	$(13,231)
Stock-based compensation expense	-	-	-	-	-	-	-	-	7,598	-	-	-	-	7,598
Exercise of stock options	-	-	573,525	6	-	-	-	-	2,025	-	-	-	-	2,031
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	10,034	-	-	-	-	10,034
Common stock dividends declared	-	-	-	-	-	-	-	-	(18,445)	-	-	-	-	(18,445)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	4,000	4,000
Net income	-	-	-	-	-	-	-	-	-	64,550	-	-	-	64,550
Balances as of December 31, 2014	-	-	31,172,060	312	-	-	-	-	398,029	(345,804)	-	-	4,000	56,537
Stock-based compensation expense	-	-	-	-	-	-	-	-	11,400	-	-	-	-	11,400
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,010,565)	(48,660)	-	(48,660)
Exercise of stock options and vesting of restricted stock units	-	-	449,309	4	-	-	-	-	2,439	-	17,000	914	-	3,357
Excess tax benefit from stock option exercises	-	-	-	-	-	-	-	-	8,042	-	-	-	-	8,042
Common stock dividends declared	-	-	-	-	-	-	-	-	(23,686)	-	-	-	-	(23,686)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	-	-	-	2,900	2,900
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	100	100
Net income	-	-	-	-	-	-	-	-	-	77,684	-	-	(1,301)	76,383
Balances as of December 31, 2015	-	-	31,621,369	316	-	-	-	-	396,224	(268,120)	(993,565)	(47,746)	5,699	86,373
Stock-based compensation expense	-	-	-	-	-	-	-	-	11,390	-	-	-	-	11,390
Vesting of restricted stock units and exercise of stock options	-	-	-	-	-	-	-	-	(5,008)	-	116,821	6,233	-	1,225
Excess tax benefit from stock option exercises and vested restricted stock units	-	-	-	-	-	-	-	-	13,760	-	-	-	-	13,760
Common stock dividends declared	-	-	-	-	-	-	-	-	(29,445)	-	-	-	-	(29,445)
Consolidation of variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	108,694	108,694
Purchase of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	(100)	(100)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(643)	(643)
Net income	-	-	-	-	-	-	-	-	-	91,537	-	-	1,563	93,100
Balances as of December 31, 2016	-	$-	31,621,369	$316	-	$-	-	$-	$386,921	$(176,583)	(876,744)	$(41,513)	$115,213	$284,354

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC. (FORMERLY NEXSTAR BROADCASTING GROUP, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$93,100	$76,383	$64,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	3,057	3,180	2,310
Amortization of broadcast rights, excluding barter	22,461	22,154	11,634
Depreciation of property and equipment	51,300	47,222	35,047
Amortization of intangible assets	46,572	48,475	25,850
Loss on asset disposal, net	1,553	2,109	638
Amortization of debt financing costs and debt discounts	5,649	3,752	2,792
Loss on extinguishment of debt	-	-	71
Goodwill impairment	15,262	-	-
Stock-based compensation expense	11,390	11,400	7,598
Deferred income taxes	54,591	43,675	43,491
Income from escrow deposit	(1,080)	-	-
Payments for broadcast rights	(23,004)	(22,473)	(12,025)
Deferred gain recognition	(436)	(437)	(436)
Amortization of deferred representation fee incentive	(1,176)	(1,169)	(845)
Non-cash representation contract termination fee	-	1,516	353
Excess tax benefit from stock option exercises	(13,760)	(8,042)	(10,034)
Change in the fair value of contingent consideration	4,044	-	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(27,290)	(30,310)	(10,378)
Prepaid expenses and other current assets	(28,628)	(1,324)	1,321
Other noncurrent assets	244	293	333
Accounts payable, accrued expenses and other current liabilities	1,628	16,903	6,182
Taxes payable	(75)	(22,790)	(1,789)
Interest payable	33,251	6,338	(60)
Other noncurrent liabilities	(896)	411	(76)
Net cash provided by operating activities	247,757	197,266	166,527
Cash flows from investing activities:
Purchases of property and equipment	(31,870)	(29,021)	(20,389)
Deposits and payments for acquisitions, net of cash acquired	(103,970)	(475,949)	(209,733)
Proceeds from sale of a station	-	27,005	-
Prepaid interest deposited in escrow	(5,063)	-	-
Proceeds from disposals of property and equipment	718	3,624	89
Net cash used in investing activities	(140,185)	(474,341)	(230,033)
Cash flows from financing activities:
Proceeds from long-term debt	58,000	421,950	237,275
Repayments of long-term debt	(80,140)	(166,290)	(72,431)
Payments for debt financing costs	(20,707)	(3,225)	(1,607)
Purchase of treasury stock	-	(48,660)	-
Proceeds from exercise of stock options	1,225	3,357	2,031
Excess tax benefit from stock option exercises	13,760	8,042	10,034
Common stock dividends paid	(29,445)	(23,686)	(18,445)
Purchase of noncontrolling interests	(100)	-	-
Contribution from a noncontrolling interest	-	100	-
Distribution to a noncontrolling interest	(643)	-	-
Payments for capital lease obligations	(3,258)	(3,009)	(1,467)
Payments for contingent consideration in connection with an acquisition	(2,000)	-	-
Net cash (used in) provided by financing activities	(63,308)	188,579	155,390
Net increase (decrease) in cash and cash equivalents	44,264	(88,496)	91,884
Cash and cash equivalents at beginning of period	43,416	131,912	40,028
Cash and cash equivalents at end of period	$87,680	$43,416	$131,912
Supplemental information:
Interest paid	$99,917	$70,430	$59,227
Income taxes paid, net of refunds	$29,391	$29,060	$3,131
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,339	$2,371	$3,767
Noncash purchases of property and equipment	$706	$4,025	$7,023
Proceeds from the issuance of debt directly deposited into escrow	$900,000	$-	$-
Consolidation of variable interest entities	$108,694	$2,956	$-
Accrued debt financing costs	$1,019	$-	$191

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC. (FORMERLY NEXSTAR BROADCASTING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2016, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 104 full power television stations, including those owned by variable interest entities (“VIEs”), in 62 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New York, North Dakota, Pennsylvania, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. As of December 31, 2016, the stations reached approximately 20.8 million viewers or 18.1% of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming and other services to 30 full power television stations owned and/or operated by independent third parties.

On January 17, 2017, Nexstar completed its merger with Media General, Inc., a Virginia corporation (“Media General”), whereby Nexstar acquired the latter’s outstanding equity in exchange for cash and stock, plus potential additional consideration in the form of a non-tradeable contingent value right (“CVR”). Following this transaction, Nexstar owns, operates, programs or provides sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households. See Note 19 for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See Note 2—Variable Interest Entities). Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Media Group, Inc. stockholders’ equity (deficit). All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. On August 2, 2016, Nexstar became the primary beneficiary of its variable interests in the stations owned by West Virginia Media Holdings, LLC (“WVMH”) and consolidated these stations as of that date. See Note 2—Variable Interest Entities for additional information.

As of December 31, the assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar are as follows (in thousands):

	2016	2015
Current assets	$3,638	$2,910
Property and equipment, net	6,944	4,004
Goodwill	46,465	18,182
FCC licenses	114,791	74,311
Other intangible assets, net	53,747	20,112
Other noncurrent assets, net	613	389
Total assets	226,198	119,908

Current liabilities	12,606	14,288
Noncurrent liabilities	26,590	26,427
Total liabilities	$39,196	$40,715

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

In January 2016, Nexstar received commitment from a group of commercial banks to provide the debt financing, in the form of senior secured credit facilities and senior unsecured notes, to consummate Nexstar’s merger with Media General, to refinance certain existing indebtedness of the Company and Media General and to pay for related fees and expenses. On July 27, 2016, Nexstar Escrow Corporation (“Nexstar Escrow”), a wholly-owned subsidiary of Nexstar, completed the sale and issuance of $900.0 million of 5.625% Senior Unsecured Notes due 2024 at par (the “5.625% Notes”), the proceeds of which were directly deposited into a segregated escrow account. As of December 31, 2016, Nexstar had remaining commitment of $3.8 billion in the form of credit facilities, a bridge facility and a short-term facility in connection with these transactions. On January 17, 2017, Nexstar completed its merger with Media General and refinanced certain of both companies’ existing debt. See Note 19 for additional information.

As of December 31, 2016, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities and the indentures governing the 6.875% Senior Unsecured Notes (“6.875% Notes”), the 6.125% Senior Unsecured Notes (“6.125% Notes”) and the 5.625% Notes.

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

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall Broadcasting Group, Inc. (“Marshall”), White Knight Broadcasting (“White Knight”) and Parker Broadcasting of Colorado, LLC (“Parker”) are consolidated by Nexstar because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission, White Knight and Parker, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight and Parker which permit Nexstar to acquire the assets and assume the liabilities of each Mission, White Knight and Parker station, subject to FCC consent.

In connection with Nexstar’s agreement to acquire the assets of four full power television stations from WVMH, Nexstar began providing programming and sales services to these stations through a TBA with WVMH effective December 1, 2015. Pursuant to the terms of the TBA, Nexstar paid an aggregate base fee of $7.5 million in equal monthly payments from the effective date through the final closing of the acquisition. Nexstar has determined that it has variable interests in the WVMH stations but previously determined that it was not the primary beneficiary of such variable interests due to the pendency of the FCC approval and the potential termination of the TBA. On August 2, 2016, Nexstar received approval from the FCC to acquire the stations’ remaining assets. As a result, the acquisition became probable of occurring and Nexstar began to hold the ultimate power to direct the activities that most significantly impact the stations’ economic performance including developing the annual operating budget, advertising sales and oversight and control of sales force personnel. Thus, Nexstar became the primary beneficiary of its variable interests and consolidated these stations as of August 2, 2016. Nexstar completed this acquisition on January 31, 2017. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2016 with Mission, Marshall, Parker, White Knight and WVMH:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission	WFXP and KHMT
	Parker	KFQX
	WVMH	WOWK, WTRF, WVNS and WBOY
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KFXK, KSHV

Nexstar’s ability to receive cash from Mission, Marshall, Parker, White Knight and the WVMH stations is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with Federal Communications Commission (“FCC”) regulations for all the parties, Mission, Marshall, Parker, White Knight and WVMH maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Consolidated Balance Sheets as of December 31, were as follows (in thousands):

	2016	2015
Current assets:
Cash and cash equivalents	$7,302	$6,137
Accounts receivable, net	20,553	16,400
Prepaid expenses and other current assets	3,353	3,460
Total current assets	31,208	25,997
Property and equipment, net	29,984	29,681
Goodwill	98,107	69,825
FCC licenses	114,791	74,311
Other intangible assets, net	87,668	58,053
Other noncurrent assets, net	13,233	22,572
Total assets	$374,991	$280,439

Current liabilities:
Current portion of debt	$8,334	$6,985
Interest payable	1,031	28
Other current liabilities	12,606	14,288
Total current liabilities	21,971	21,301
Debt	268,499	276,131
Other noncurrent liabilities	26,590	26,427
Total liabilities	$317,060	$323,859

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

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. Under the local service agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of Cunningham from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time.

As discussed above (under Consolidated VIEs), Nexstar previously determined that it was not the primary beneficiary of its variable interests in the stations owned by WVMH. On August 2, 2016, Nexstar became the primary beneficiary of its variable interests and consolidated these stations as of that date.

As of December 31, 2016 and 2015, Nexstar had balances in accounts payable of $0.1 million and $0.8 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $0.6 million and $1.0 million, respectively. Fees incurred under these arrangements of $4.0 million, $1.2 million and $1.4 million were included in direct operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising broadcast on its stations or placed on its websites or for retransmission consent from cable or satellite operators. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collectable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from local and national advertising agencies. The Company does not require collateral from its customers, but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

Revenue Recognition

The Company’s revenue is primarily derived from the sale of advertising. Total revenue includes cash and barter advertising revenue, retransmission compensation, digital revenue and other broadcast related revenues. Advertising revenue is recognized, net of agency commissions, in the period during which the advertisements are broadcast on its stations or delivered on its websites. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transactions with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as deferred revenue. Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers. Revenue from our digital businesses includes revenue from a content management system platform and related services and is recognized when services are performed.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $34.7 million, $37.7 million and $22.7 million of barter revenue and barter expense for the years ended December 31, 2016, 2015 and 2014, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $11.0 million, $9.4 million and $8.5 million of trade revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $10.8 million, $9.0 million and $8.7 million of trade expense for the years ended December 31, 2016, 2015 and 2014, respectively, which were included in direct operating expenses in the Company’s Consolidated Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. The Company periodically evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjusts the amortization for any deficiency calculated.

Property and Equipment, Net

Property and equipment is stated at cost or estimated fair value at the date of acquisition through a business combination. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 4).

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”), network affiliation agreements, developed technology and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter, or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses such that renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its television stations by market (a total of 60 reporting units) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. Additionally, Nexstar has two digital reporting units. The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

The Company tests finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The impairment test for finite-lived intangible assets consists of an asset (asset group) comparison of the carrying amount with its estimated undiscounted future cash flows. An impairment in the carrying amount of a finite-lived intangible asset is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. Deferred financing costs related to term loans and senior unsecured notes are combined with debt discounts and presented as a direct deduction from the carrying amount of debt. Debt financing costs related to revolving credit facilities are included in other noncurrent assets.

Comprehensive Income

Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of stockholders’ equity (deficit). During the years ended December 31, 2016, 2015 and 2014, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $4.0 million, $3.4 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which the majority was recognized in trade expense.

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

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, broadcast rights payable and accrued expenses approximates fair value due to their short-term nature.

On July 27, 2016, Nexstar Escrow, a wholly-owned subsidiary of Nexstar, completed the sale and issuance of $900.0 million of 5.625% Notes. The gross proceeds from these notes, plus Nexstar’s pre-funding of $26.7 million interest, were deposited into a segregated escrow account and invested into money market funds and government obligations which are valued using quoted prices in active markets for identical assets (Level 1). These funds were restricted until certain conditions were satisfied, including the consummation of Nexstar’s merger with Media General. As of December 31, 2016, the pre-funded interest is included in current assets and the gross proceeds from the notes plus the investment income earned are presented as non-current restricted cash in the accompanying Consolidated Balance Sheet.

On January 17, 2017, Nexstar completed its merger with Media General. See Note 19 for additional information.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission, Marshall, White Knight, Parker and WVMH file their own separate federal income tax returns.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Weighted average shares outstanding - basic	30,687	31,100	30,774
Dilutive effect of equity incentive plan instruments	977	991	1,229
Weighted average shares outstanding - diluted	31,664	32,091	32,003

The Company has outstanding stock options and restricted stock units to acquire 351,000, 766,000 and 720,000 weighted average shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The standard amends guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20), which makes minor corrections or minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These updates are effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not plan to early adopt, and accordingly, it will adopt these updates effective January 1, 2018. The Company is currently evaluating its adoption approach and its final determination will depend on a number of factors, including the significance of the impact of these updates on the Company’s financial results, the Company’s ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and its ability to maintain two sets of financial information under current and new standards if it were to adopt the full retrospective approach. The Company has also started allocating resources to analyze each of its revenue streams. The Company continues to assess the potential impacts of the new standard on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company’s adoption of this update is expected to impact future stock option exercises and vesting of restricted stock units.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The amendments of ASU 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of these updates on its financial statements and does not expect a material impact upon adoption.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17), which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under ASU 2016-17, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect a material impact upon adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (ASU 2016-18), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of these updates on its financial statements.

3. Acquisitions and Dispositions

2016 Acquisitions

WVMH

On November 16, 2015, Nexstar entered into a definitive agreement to acquire the assets of three CBS affiliated full power television stations and one NBC affiliated full power television station from WVMH for $130.0 million in cash, plus working capital adjustments. The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. WBOY in the Clarksburg-Weston, West Virginia market is affiliated with NBC. This acquisition allows Nexstar entrance into these markets. Nexstar began providing programming and sales services to these stations pursuant to a TBA effective December 1, 2015.

On January 4, 2016, Nexstar completed the first closing of the transaction and acquired the stations’ assets excluding certain transmission equipment, the FCC licenses and network affiliation agreements for $65.0 million, including a deposit paid upon signing the purchase agreement in November 2015 of $6.5 million, all funded through a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 7).

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

Subject to final determination, which is expected to occur within twelve months from August 2, 2016, the provisional fair values of the remaining assets and liabilities consolidated are as follows (in thousands):

Broadcast rights	$527
Property and equipment	3,489
FCC licenses	41,230
Network affiliation agreements	35,387
Goodwill	28,588
Consolidated assets of VIEs	109,221
Less: Broadcast rights payable	(527)
Consolidated net asset of VIEs	$108,694

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years.

The consolidation of the remaining assets of the WVMH stations resulted in noncontrolling interests of $108.7 million, representing the estimated fair value attributable to the owners. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during each of the years ended December 31, 2016 and 2015.

On January 31, 2017, Nexstar completed its acquisition of the remaining assets of the stations and paid WVMH the remaining purchase price of $65.0 million, plus working capital adjustments, funded by cash on hand. Accordingly, the deposit on the second closing and the payment of the remaining purchase price were applied against the full balance of noncontrolling interests. The TBA was also terminated as of this date.

The stations’ net revenue of $23.7 million and operating income of $5.0 million from August 2, 2016 to December 31, 2016 have been included in the accompanying Consolidated Statements of Operations.

Reiten

On February 1, 2016, Nexstar completed the acquisition of the assets of four full power television stations from Reiten Television, Inc. (“Reiten”) for $44.0 million in cash, funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility (See Note 7). The purchase price includes a $2.2 million deposit paid by Nexstar upon signing the purchase agreement in September 2015. The stations, all affiliated with CBS at acquisition, are KXMA, KXMB, KXMC and KXMD in the Minot-Bismarck-Dickinson, North Dakota market. This acquisition allows Nexstar entrance into this market. At acquisition, KXMA, KXMB and KXMD were satellite stations of KXMC. KXMA subsequently became an affiliate of The CW network. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2016.

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

The stations’ net revenue of $11.1 million and operating income of $1.0 million from the date of acquisition to December 31, 2016 have been included in the accompanying Consolidated Statements of Operations.

KCWI

On March 14, 2016, Nexstar completed the acquisition of the assets of KCWI, the CW affiliate in the Des Moines-Ames, Iowa market, from Pappas Telecasting of Iowa, LLC (“Pappas”) for $3.9 million. A deposit of $0.2 million was paid upon signing the purchase agreement in October 2014. No significant transaction costs relating to this acquisition were incurred during the year ended December 31, 2016.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Accounts receivable	$396
Broadcast rights	1,740
Prepaid expenses and other current assets	40
Property and equipment	1,076
FCC licenses	2,180
Other intangible assets	2
Goodwill	350
Total assets acquired	5,784
Less: Broadcast rights payable	(1,886)
Less: Accrued expenses	(17)
Net assets acquired	$3,881

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes.

KCWI’s net revenue of $3.1 million and operating income of $2.7 million from the date of acquisition to December 31, 2016 have been included in the accompanying Consolidated Statements of Operations.

2015 Acquisitions

CCA

Effective January 1, 2015, Nexstar completed the acquisition of the outstanding equity of privately-held Communications Corporation of America (“CCA”) from SP ComCorp LLC, NexPoint Credit Strategies Fund and Highland Floating Rate Opportunities Fund and assumed CCA’s rights and obligations under its existing local service agreements with White Knight, for $278.1 million in cash. CCA and White Knight, collectively, owned 14 full power television stations in 10 markets.

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the $251.1 million remaining purchase price at closing funded by a combination of cash on hand, term loans borrowed in October 2014 and borrowings from its revolving credit facility in 2015. The transaction costs relating to this acquisition, including legal and professional fees, of $0.5 million and $0.7 million were expensed as incurred during the years ended December 31, 2015 and 2014, respectively. Additionally, employment charges of $0.6 million were incurred and included in the Consolidated Statements of Operations during the year ended December 31, 2015.

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

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in White Knight and Marshall and has consolidated White Knight and the stations Nexstar sold to Marshall, KPEJ and KMSS, into Nexstar’s Consolidated Financial Statements beginning January 1, 2015. Accordingly, the effects of the sale between Nexstar and Marshall have been eliminated in consolidation.

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

KASW

Effective January 29, 2015, Nexstar acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith Corporation and SagamoreHill of Phoenix, LLC for $70.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% senior unsecured notes and borrowings under Nexstar’s existing credit facility in 2015. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2015.

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

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. The acquisition was made to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% Notes and borrowings under Nexstar’s existing credit facility in 2015. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2015.

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

KLAS

On February 13, 2015, Nexstar acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television, LLC and Landmark Media Enterprises, LLC, for $150.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through a portion of the proceeds of Nexstar’s offering of 6.125% Notes issued in 2015 and borrowings under Nexstar’s existing credit facility. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during each of the years ended December 31, 2015 and 2014.

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

Kixer

Effective October 1, 2015, Lakana LLC (“Lakana”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of Kixer from Centrility, LLC, Keith Bonnici and Know Media, LLC for $8.5 million in cash funded by a combination of cash on hand and borrowings under Nexstar’s revolving credit facility. The sellers could also receive up to $7.0 million in additional cash payments if certain revenue targets are met during the year 2016 in accordance with the purchase agreement (the “Earnout Payments”). As of December 31, 2015, the estimated fair value of the Earnout Payments included in the purchase price was $3.0 million. This contingent consideration payable was included in accrued expenses in the accompanying Consolidated Balance Sheet.

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

During 2016, the revenue targets for Kixer were met. Thus, the remaining $4.0 million Earnout Payments were recognized as expense and included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations. Also during 2016, a total of $2.0 million was paid to the sellers under this arrangement, funded by cash on hand. As of December 31, 2016, the remaining obligations under the Earnout Payments of $5.0 million were included in accrued expenses in the accompanying Consolidated Balance Sheet.

2014 Acquisitions

Citadel

On September 16, 2013, Nexstar entered into definitive agreements with Citadel to acquire three full power television stations in three markets along with the respective network affiliation agreements: WOI, the ABC affiliate in the Des Moines, Iowa market, WHBF, the CBS affiliate in the Quad Cities, Iowa market and KCAU, the ABC affiliate in the Sioux City, Iowa market. Nexstar acquired the assets of KCAU and WHBF and the outstanding equity of WOI for a total of $87.9 million in cash. In 2013, Nexstar made payments of $44.9 million to acquire the assets excluding FCC licenses and real property interests of KCAU and WHBF and $21.0 million as an upfront payment to acquire the outstanding equity of WOI, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand. Nexstar also entered into TBAs with these stations, effective September 16, 2013, to provide programming and sales services to these stations during the pendency of the FCC approval of the acquisitions. On March 5, 2014, Nexstar received approval from the FCC to purchase the remaining assets of KCAU and WHBF and to acquire the outstanding equity of WOI. On March 13, 2014, Nexstar completed the acquisition of FCC licenses and real property interests of KCAU and WHBF and the outstanding equity of WOI and paid the remaining purchase price of $22.0 million, funded by cash on hand. The TBAs entered into with KCAU, WHBF, and WOI were also terminated as of this date.

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

Gray TV/Parker

Effective June 13, 2014, Nexstar completed the acquisition of the outstanding equity of WMBB, the ABC affiliate in the Panama City, Florida market, KREX/KREG/KREY, the CBS affiliates and KGJT, the MyNetworkTV affiliate, all in the Grand Junction, Colorado market, from Gray TV for $34.5 million in cash, funded by a combination of proceeds from Nexstar’s term loan borrowings and cash on hand. Both KREG and KREY operated as satellite stations of KREX at the time of acquisition. This acquisition allows Nexstar entrance into two new markets. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2014.

The acquired stations’ net revenue of $9.8 million and operating income of $3.9 million from the date of acquisition to December 31, 2014 have been included in the accompanying Consolidated Statements of Operations.

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of Parker. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2014.

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

Unaudited Pro Forma Information

Other than CCA, IBS and Grant, the completed acquisitions during 2014 through 2016 are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

The following unaudited pro forma information has been presented for the periods indicated as if the acquisition of CCA and the related consolidation of VIEs had occurred on January 1, 2014, and the acquisitions of IBS and Grant and the related consolidation of a VIE had occurred on January 1, 2013 (in thousands, except per share data):

	2015	2014
Net revenue	$896,377	$789,406
Income before income taxes	130,477	137,005
Net income	79,686	78,252
Net income attributable to Nexstar	79,746	74,899
Net income per common share attributable to Nexstar - basic	2.56	2.43
Net income per common share attributable to Nexstar - diluted	2.48	2.34

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

Subsequent Acquisitions

Media General

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, a Virginia corporation, whereby Nexstar would acquire the latter’s outstanding equity for cash and stock consideration, plus potential additional consideration in the form of a non-tradeable CVR.

On January 17, 2017, Nexstar completed its merger with Media General. In connection with this acquisition, the Company also entered into new senior secured credit facilities. The proceeds from borrowings under these facilities and the proceeds from the 5.625% Notes were used to fund the merger, refinance certain existing indebtedness of the Company and Media General and to pay for related fees and expenses. See Note 19 for additional information.

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2016	2015
Buildings and improvements	39	$81,337	$73,343
Land	N/A	32,068	29,765
Leasehold improvements	term of lease	9,909	9,616
Studio and transmission equipment	5-15	363,574	339,041
Computer equipment	3-5	40,255	31,731
Furniture and fixtures	7	11,516	10,824
Vehicles	5	17,340	15,811
Construction in progress	N/A	7,428	7,680
		563,427	517,811
Less: accumulated depreciation		(287,274)	(251,228)
Property and equipment, net		$276,153	$266,583

As of December 31, 2016 and 2015, costs related to purchases of software (included in computer equipment) of $4.9 million and $5.8 million, respectively, were included in net property and equipment. These assets are being amortized over a weighted average useful life of two years and four months, based on the life of the contracts. As of December 31, 2016 and 2015, the current portion of the liability associated with these contracts of $3.2 million and $3.0 million, respectively, is included in other current liabilities in the accompanying Consolidated Balance Sheets, and the long-term portion of $1.9 and $4.2 million is included in other noncurrent liabilities as of each of the years then ended.

As of December 31, 2016 and 2015, capital leases of $4.0 million and $4.3 million were included in property and equipment, respectively. The balance of capital lease obligations included $0.1 million in other current liabilities and $4.4 million in other noncurrent liabilities at each of December 31, 2016 and 2015 in the accompanying Consolidated Balance Sheet.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (in thousands):

	Estimated	2016			2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$659,054	$(357,704)	$301,350	$614,592	$(338,016)	$276,576
Other definite-lived intangible assets	1-15	89,404	(66,017)	23,387	84,921	(47,136)	37,785
Other intangible assets		$748,458	$(423,721)	$324,737	$699,513	$(385,152)	$314,361

In the fourth quarter of 2016, management reviewed the recoverability of finite-lived intangible assets attributable to Nexstar’s two digital media businesses due to current operating losses, industry-wide margin compression and lower short-term future earnings expectations. Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of these assets, management determined that their carrying values were recoverable by a substantial margin as of December 31, 2016. No other events or circumstances were noted in 2016 that would indicate impairment.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2016 (in thousands):

2017	$41,680
2018	30,887
2019	28,419
2020	24,992
2021	24,857
Thereafter	173,902
$324,737

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$302,482	$(45,991)	$256,491	$371,461	$(49,421)	$322,040
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	195,171	-	195,171	167,295	-	167,295
Balances as of December 31, 2015	$497,653	$(45,991)	$451,662	$538,756	(49,421)	$489,335
Acquisitions and consolidations of VIEs (See Notes 2 and 3)	36,904	-	36,904	53,189	-	53,189
Impairment	-	(15,262)	(15,262)	-	-	-
Balances as of December 31, 2016	$534,557	$(61,253)	$473,304	$591,945	$(49,421)	$542,524

The Company did not perform interim impairment tests for goodwill or FCC licenses as there were no indicators of impairment during the first three quarters of 2016.

In the fourth quarter of 2016, the Company performed its annual impairment tests on goodwill and FCC licenses attributable to its broadcast markets using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts. Thus, it was not necessary to perform the quantitative test method.

In 2016, management elected to perform quantitative impairment tests on its two digital reporting units due to operating losses, industry-wide margin compression and lower short-term future earnings expectations. As a result of these reviews, one digital reporting unit with goodwill of $17.3 million passed the first step of the evaluation as its fair value exceeded its carrying amount by approximately 13%. The Step 1 analysis for the other reporting unit failed. This first step was performed using a combination of a discounted cash flows analysis and other valuation techniques, including the following key assumptions: compound annual growth rate of 4.4% based on management projections for this unit and industry trends, operating profit margins in the initial year of 9.3% driven by planned development activities with increases to 12.7% reflecting a mature operating model, discount rate of 15.5% based on an analysis of digital media companies, income tax rate of 39.9% based on statutory federal and blended state tax rates, and terminal growth rate of 2.5% based on a mature company in the digital media industry. As a result of failing the first step of the impairment analysis, the Step 2 analysis was performed. The second step resulted in a goodwill impairment charge of $15.1 million. As of December 31, 2016, the remaining amount of goodwill in this reporting unit after the impairment charge was $6.3 million.

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2016	2015
Compensation and related taxes	$20,713	$15,810
Network affiliation fees	30,153	22,324
Other	20,449	22,425
	$71,315	$60,559

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2016	2015
Term loans, net of financing costs and discount of $6,592 and $8,715, respectively	$662,206	$682,223
Revolving loans	2,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,295 and $5,223, respectively	520,705	519,777
6.125% Senior unsecured notes due 2022, net of financing costs of $2,402 and $2,786, respectively	272,598	272,214
5.625% Senior unsecured notes due 2024, net of financing costs of $15,090	884,910	-
	2,342,419	1,476,214
Less: current portion	(28,093)	(22,139)
	$2,314,326	$1,454,075
Nexstar Senior Secured Credit Facility

In January and February 2016, Nexstar borrowed a total of $58.0 million under its revolving credit facility to partially fund the Reiten and WVMH acquisitions discussed in Note 3. In 2016, Nexstar fully repaid the $58.0 million outstanding principal balance under its revolving credit facility funded by cash from operating activities.

As of December 31, 2016 and 2015, the Nexstar senior secured credit facility (the “Nexstar Facility”) had $387.4 million and $401.1 million term loans outstanding, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Nexstar Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. The Nexstar Term Loan A, which matures in June 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, adjusted for any prepayments, with the remainder due at maturity. During the years ended December 31, 2016 and 2015, Nexstar repaid scheduled maturities of $15.2 million and $10.7 million, respectively, of its term loans.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement. The interest rate of Nexstar’s Term Loan A was 2.6% and 2.2% as of December 31, 2016 and 2015, respectively, and the interest rate of Nexstar’s Term Loan B-2 was 3.75% as of each of the years then ended. The interest rate on Nexstar’s revolving credit facility was 2.6% and 2.2% as of December 31, 2016 and 2015, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Mission Senior Secured Credit Facility

As of December 31, 2016 and 2015, the Mission senior secured credit facility (the “Mission Facility”) had $223.8 million and $225.6 million term loans outstanding, respectively, and none outstanding under its revolving credit facility as of each of the years then ended.

The Mission Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During the years ended December 31, 2016 and 2015, Mission repaid scheduled maturities of $2.3 million and $1.8 million, respectively, of its term loans.

Terms of the Mission Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B-2 was 3.75% as of each of the years ended December 31, 2016 and 2015. The interest rate on Mission’s revolving loans was 2.6% and 2.2% as of December 31, 2016 and 2015, respectively.

Marshall Senior Secured Credit Facility

As of December 31, 2016 and 2015, the Marshall senior secured credit facility (the “Marshall Facility”) had $51.1 million and $55.5 million in term loans outstanding, respectively, and $2.0 million outstanding under its revolving credit facility, as of each of the years ended.

The Marshall Term Loan A, which matures in June 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, with the remainder due at maturity. During the years ended December 31, 2016 and 2015, Marshall repaid $4.6 million and $3.3 million scheduled maturity of its term loans.

Terms of the Marshall Facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar Facility described above. Interest rates are selected at Marshall’s option and the applicable margin is adjusted quarterly as defined in Marshall’s amended credit agreement. The interest rate on Marshall’s term loan and revolving credit facility was 2.6% and 2.2% as of December 31, 2016 and 2015, respectively.

Unused Commitments and Borrowing Availability

The Company had $103.0 million of total unused revolving loan commitments under the respective Nexstar, Mission and Marshall senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2016. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants.

As of December 31, 2016, Nexstar also had $3.8 billion remaining commitment in the form of credit facilities, a bridge facility and a short-term facility in connection with Nexstar’s merger with Media General, and the refinancing of certain existing indebtedness of the Company and Media General. On January 17, 2017, Nexstar consummated these transactions. See Note 19 for additional information.

5.625% Notes

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes at par. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017. The gross proceeds of the 5.625% Notes, plus Nexstar’s pre-funding of $26.7 million interest, were deposited into a segregated escrow account which cannot be utilized until certain conditions were satisfied. Among other things, such conditions included the consummation of the Nexstar and Media General merger and the assumption by Nexstar of all of the obligations of Nexstar Escrow under the 5.625% Notes (collectively, the “Escrow Release Conditions”). Following satisfaction of the Escrow Release Conditions, the proceeds from the 5.625% Notes would be used to partially finance the merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes.

On January 17, 2017, Nexstar completed its merger with Media General. Thus, the Escrow Release Conditions were satisfied and the proceeds of the 5.625% Notes plus the pre-funded interest were released to Nexstar. The 5.625% Notes also became the senior unsecured obligation of Nexstar, guaranteed by Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release conditions. Prior to the consummation of the merger, the 5.625% Notes were not guaranteed but were secured by a first-priority security interest in the escrow account and all deposits and investment property therein.

In 2016, Nexstar recorded $15.7 million in legal, professional and underwriting fees related to the issuance of the 5.625% Notes, which were capitalized as debt finance costs and are amortized over the term of the 5.625% Notes. Debt financing costs are netted against the carrying amount of the related debt.

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

In 2015 and 2014, Nexstar recorded $3.0 million and $0.1 million, respectively, in legal, professional and underwriting fees related to the issuance of the 6.125% Notes, which were recorded as debt finance costs and amortized over the term of the 6.125% Notes. Debt financing costs are netted against the carrying amount of the related debt.

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

In 2013 and 2012, Nexstar recorded $3.5 million and $4.7 million, respectively, in legal and professional fees related to the issuance of the 6.875% Notes, which were capitalized as debt finance costs and are being amortized over the term of the 6.875% Notes. Debt financing costs are netted against the carrying amount of the related debt.

On February 27, 2017, Nexstar redeemed all the outstanding principal amount under the 6.875% Notes. See Note 19 for additional information.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission Facility and the Marshall Facility in the event of their default. Mission and Nexstar Digital, LLC, a wholly-owned subsidiary of Nexstar (formerly Enterprise Technology, LLC and herein referred to as “Nexstar Digital”), are guarantors of the Nexstar Facility. Mission is also a guarantor of Nexstar’s 6.875% Notes, the 6.125% Notes and the 5.625% Notes. Marshall and Nexstar Digital do not guarantee these notes.

In consideration of Nexstar’s guarantee of the Mission Facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar amended credit agreement contains covenants which require Nexstar to comply with certain financial covenant ratios, including (1) a maximum consolidated total net leverage ratio of the Company of 6.50 to 1.00 at December 31, 2016, (2) a maximum consolidated first lien net leverage ratio of 3.75 to 1.00 at any time and (3) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 at any time. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of the Company. The Mission and Marshall amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2016, the Company was in compliance with its financial covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$662,206	$665,750	$682,223	$678,045
Revolving loans(1)	2,000	1,969	2,000	1,961
6.875% Senior unsecured notes(2)	520,705	543,375	519,777	534,188
6.125% Senior unsecured notes(2)	272,598	284,625	272,214	269,500
5.625% Senior unsecured notes(2)	884,512	893,250	-	-

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

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized discount and premium and certain debt financing costs, as of December 31, 2016 are summarized as follows (in thousands):

2017	$30,093
2018	168,614
2019	4,982
2020	992,109
2021	-
Thereafter	1,175,000
$2,370,798

8. Contract Termination

On March 31, 2008, Nexstar signed a ten-year agreement for national sales representation with the related companies of Katz Media Group (“Katz”), transferring 24 Nexstar stations in 14 markets from Petry Television Inc. (“Petry”) and Blair Television Inc. (“Blair”) into Katz. Effective May 1, 2009, Nexstar signed another agreement to transfer the remaining Nexstar stations to Katz. On August 4, 2014, Nexstar signed an agreement for the television stations it acquired from Gray TV (See Note 3) transferring the stations’ national representation from Harrington Righter & Parson (“Harrington”) and Petry to Katz. On February 15, 2015, Nexstar signed an agreement for the television stations acquired from Grant and the KASW station acquired from Meredith and Sagamorehill (See Note 3) transferring the stations’ national representation from Telerep, LLC (“Telerep”) to Katz. Nexstar has signed various termination and mutual release agreements in connection with these transfers of representation under which Blair, Petry, Harrington and Telerep agreed to release Nexstar from its future contractual obligations in exchange for one-time payments. As an inducement for Nexstar’s long-term agreement with Katz, the latter paid these one-time payments on behalf of Nexstar. Nexstar recorded liabilities for these payments at present value and is recognized as a non-cash reduction to operating expenses over the term of the agreement with Katz.

The liability associated with these contracts included $1.2 million in other current liabilities as of each of the years ended December 31, 2016 and 2015, and $1.0 million and $2.2 million was included in other noncurrent liabilities, respectively, in the accompanying Consolidated Balance Sheets. The Company recognized $1.2 million, $1.2 million and $0.8 million of these incentives as a reduction of selling, general and administrative expense during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Pursuant to Nexstar’s dividend policy, the board of directors declared in 2016, 2015 and 2014 total annual cash dividends of $0.96 per share, $0.76 per share and $0.60 per share, respectively, with respect to the outstanding shares of common stock. The dividends were paid in equal quarterly installments.

On August 10, 2015, Nexstar announced that its board of directors approved a share repurchase program which authorizes Nexstar to purchase up to $100.0 million of its outstanding shares of Class A common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. In 2015, Nexstar repurchased a total of 1,010,565 shares of Class A common stock for $48.7 million, funded by cash on hand. During the years ended December 31, 2016 and 2015, 116,821 shares and 17,000 shares, respectively, were reissued in connection with stock option exercises and vesting of restricted stock units.

On January 17, 2017, Nexstar completed its merger with Media General wherein Nexstar acquired the latter’s outstanding common stock in exchange for cash, the issuance of Nexstar’s Class A common stock and a potential additional consideration in the form of a CVR. On January 26, 2017, the board of directors declared a quarterly dividend for 2017 beginning in the first quarter. See Note 19 for additional information on these transactions.

10. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The compensation cost related to restricted stock units is based on the market price of the stock on the date of the award. The fair value of the stock options and restricted stock units, less estimated forfeitures, is recognized ratably over their respective vesting periods. In 2016, Nexstar granted 33,750 restricted stock units and no stock options. In 2015, Nexstar granted 200,000 options and 210,000 restricted stock units. In 2014, Nexstar granted 797,500 options and 20,500 restricted stock units.

The assumptions used in calculating the fair values of options granted during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Expected volatility	86.3%	87.0% - 87.2%
Risk-free interest rates	1.6%	2.1% - 2.3%
Expected life	7 years	7 years
Dividend yields	1.6%	1.1% - 1.5%
Weighted-average grant date fair value per share	$31.45	$31.87

The expected volatility assumptions used for stock option grants were based on Nexstar’s historical volatility rates over a period approximating the expected life of the options. The expected term assumption is calculated utilizing Nexstar’s historical exercise and post-vesting cancellation experience combined with expectations developed over outstanding options. The risk-free interest rates used are based on the daily U.S. Treasury yield curve rate in effect at the time of the grant having a period commensurate with the expected term assumption. The expected dividend yield is based on the current annual dividend divided by the stock price on the date of grant.

The Company recognized stock-based compensation expense of $11.4 million, $11.4 million and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $15.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock units, expected to be recognized over a weighted-average period of 1.75 years.

Stock-Based Compensation Plans

Nexstar has two stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, restricted stock and performance awards to directors, employees or consultants of Nexstar: the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”) and the 2012 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on September 26, 2012 (the “2012 Plan”). A maximum of 2,500,000 shares and 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2015 Plan and the 2012 Plan, respectively. No new awards are granted under equity incentive plans prior to these plans but any unissued available shares can be issued under the 2012 Plan. As of December 31, 2016, a total of 2,469,750 shares and 41,875 shares were available for future grants under the 2015 Plan and the 2012 Plan, respectively.

Under Nexstar’s equity incentive plans, options to purchase 2,376,500 shares of Nexstar’s Class A common stock were outstanding and 188,000 restricted stock units were unvested as of December 31, 2016. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over a range of four to five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. The restricted stock units vest over four years from the date of the award. All unvested restricted stock units are forfeited immediately upon the employee’s termination for any reason other than change of control. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2016:

		Outstanding Options				Non-Vested Options		Restricted Stock Units
				Weighted-
			Weighted-	Average	Aggregate		Weighted-		Weighted-
	Shares		Average	Remaining	Intrinsic		Average		Average
	Available		Exercise	Contractual	Value(1)		Grant-Date	Unvested	Grant-Date
	for Grant	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value	Shares	Fair Value
Balances as of December 31, 2015	2,525,000	2,443,591	$21.54	6.31	90,807	973,125	$25.53	225,375	$45.69
Restricted stock units awarded	(33,750)	-	-			-	-	33,750	$51.87
Exercised	-	(60,216)	$21.34			-	-	-	-
Vested	-	-	-			(474,375)	$18.94	(57,625)	$45.67
Forfeited/cancelled	20,375	(6,875)	$16.12			-	$-	(13,500)	$52.46
Balances as of December 31, 2016	2,511,625	2,376,500	$21.56	5.38	$99,197	498,750	$31.79	188,000	$46.33
Exercisable as of December 31, 2016		1,877,750	$14.98	4.85	$90,735
Fully vested and expected to vest as of December 31, 2016		2,369,500	$21.49	5.37	$99,079

(1)

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $63.30 on December 31, 2016, and the stock option exercise prices multiplied by the number of options outstanding.

For the years ended December 31, 2016, 2015 and 2014, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $2.3 million, $22.8 million and $26.5 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the aggregate fair value of options vested was $9.0 million, $8.0 million and $2.1 million, respectively.

11. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2016	2015	2014
Current tax expense (benefit):
Federal	$12,054	$(108)	$402
State	10,927	5,120	2,230
	22,981	5,012	2,632
Deferred tax expense (benefit):
Federal	53,094	43,772	38,176
State	1,497	(97)	5,293
	54,591	43,675	43,469
Income tax expense	$77,572	$48,687	$46,101

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to the income before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2016	2015	2014
Income tax expense at 35% statutory federal rate	$59,735	$43,774	$38,752
State and local taxes, net of federal benefit	7,697	3,315	5,373
Nondeductible compensation	709	652	690
Nondeductible earnout payments	1,415	-	-
Nondeductible acquisition costs	12	251	342
Nondeductible meals and entertainment	504	417	381
Nondeductible goodwill impairment	5,276	-	-
Other	2,224	278	563
Income tax expense	$77,572	$48,687	$46,101

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$26,657	$69,547
Compensation	14,308	10,918
Rent	3,197	3,418
Transaction costs	8,238	1,430
Other	7,348	7,922
Total deferred tax assets	59,748	93,235
Deferred tax liabilities:
Property and equipment	(15,882)	(13,106)
Other intangible assets	(35,628)	(46,983)
Goodwill	(35,780)	(29,872)
FCC licenses	(98,494)	(89,438)
Other	(13)	(13)
Total deferred tax liabilities	(185,797)	(179,412)
Net deferred tax liabilities	$(126,049)	$(86,177)

During the years ended December 31, 2016, 2015 and 2014, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax (benefit) expense in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce net operating loss carryforwards (“NOLs”).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2012. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The Company has gross federal and state income tax NOL carryforwards of $67.0 million and $77.2 million, respectively, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2035 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. The Company expects to be able to utilize its existing NOLs prior to their expiration.

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule, (5) made JSA relationships attributable interests and (6) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).

In August 2016, the FCC completed its most recent quadrennial media ownership review and adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under these JSAs until September 30, 2025.  Nexstar has sought FCC reconsideration the JSA attribution rule.

On February 3, 2017, the FCC terminated in full its guidance (issued on March 12, 2014) requiring careful scrutiny of broadcast television applications which propose sharing arrangements and contingent interests.  Accordingly, the FCC will no longer evaluate whether options, loan guarantees and similar otherwise non-attributable interests create undue financial influence in transactions which also include sharing arrangements between a station licensee and another party.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap.  This rule change became effective October 24, 2016. Nexstar is in compliance with the 39% national cap limitation without the UHF discount.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC is administering an incentive auction whereby it is seeking to make additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, television broadcasters may voluntarily relinquish all or part of their spectrum in exchange for consideration, and wireless broadband providers and other entities may bid to acquire the relinquished television spectrum.  After the auction’s conclusion, television stations that have not relinquished their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016.  The “reverse” portion of the auction (by which television broadcasters accepted bids to relinquish their spectrum) and the “forward” portion of the auction (by which wireless providers and other entities bid to acquire the relinquished spectrum) have both concluded.  The final portion of the auction is scheduled to occur in March 2017, and the Company expects the FCC to formally close the auction in April 2017.

Certain of the Company’s stations have accepted bids to relinquish their spectrum and will either discontinue operation or share a channel with another broadcaster.  These stations will be required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) between three and twelve months after receiving payment for the relinquishment of their channels (which the Company expects to occur later in 2017).

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, many will be assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC will establish and which will be no more than thirty-nine months after the official close of the auction.  Congress has allocated up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This rule requires Mission and other independent third parties with which Nexstar has local service agreements to separately negotiate their retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding, however, the proceeding remains open.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs and MVPDs to-date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets.

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2016 (in thousands):

2017	$12,170
2018	8,878
2019	4,898
2020	1,232
2021	1,052
Thereafter	230
$28,460

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through December 2053. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $12.7 million, $12.0 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2016 (in thousands):

2017	$11,605
2018	11,037
2019	10,256
2020	9,003
2021	6,617
Thereafter	20,741
$69,259

Capital Leases

The Company leases certain equipment and tower facilities under noncancelable lease arrangements. These contracts were accounted for as capital leases and included in property and equipment (See Note 4). The future minimum lease payments under these agreements as of December 31, 2016 are as follows (in thousands):

2017	$331
2018	315
2019	328
2020	341
2021	355
Thereafter	5,978
7,648
Less: Amount representing interest	3,216
$4,432

Guarantee of Mission and Marshall Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission Facility and the Marshall Facility. In the event that Mission and/or Marshall are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2016, Mission had a maximum commitment of $231.8 million under its senior secured credit facility, of which $223.8 million of debt was outstanding, and Marshall had used all its commitment under its senior secured credit facility and had outstanding obligations of $53.1 million.

Borrowing Commitments Related to Merger with Media General

As of December 31, 2016, Nexstar had $3.8 billion remaining commitment in the form of credit facilities, a bridge facility and a short-term facility in connection with Nexstar’s merger with Media General, and the refinancing of the Company’s and Media General’s certain existing indebtedness. The merger and the debt refinancing both consummated on January 17, 2017. See Note 19 for additional information.

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

Collective Bargaining Agreements

As of December 31, 2016, certain technical, production and news employees at ten of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Year Ended December 31, 2016	Broadcasting	Other	Consolidated
Net revenue	$1,040,704	$62,486	$1,103,190
Depreciation	44,313	6,987	51,300
Amortization of intangible assets	33,079	13,493	46,572
Income (loss) from operations	372,496	(85,188)	287,308
Goodwill	449,682	23,622	473,304
Assets	1,811,042	1,155,043	2,966,085

Year Ended December 31, 2015	Broadcasting	Other	Consolidated
Net revenue	$846,926	$49,451	$896,377
Depreciation	41,053	6,169	47,222
Amortization of intangible assets	35,845	12,630	48,475
Income (loss) from operations	266,919	(60,812)	206,107
Goodwill	412,965	38,697	451,662
Assets	1,660,737	174,397	1,835,134

Year ended December 31, 2014	Broadcasting	Other	Consolidated
Net revenue	$609,668	$21,643	$631,311
Depreciation	31,564	3,483	35,047
Amortization of intangible assets	21,932	3,918	25,850
Income (loss) from operations	216,724	(43,487)	173,237

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 6.875% Notes and the 6.125% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital, a wholly-owned subsidiary of Nexstar, and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 6.875% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$75,830	$6,474	$5,376	$-	$87,680
Accounts receivable	-	184,921	12,332	20,805	-	218,058
Amounts due from consolidated entities	-	5,623	80,815	-	(86,438)	-
Other current assets	-	53,492	1,337	2,650	-	57,479
Total current assets	-	319,866	100,958	28,831	(86,438)	363,217
Investments in subsidiaries	256,391	38,259	-	-	(294,650)	-
Amounts due from consolidated entities	-	66,170	-	-	(66,170)	-
Property and equipment, net	-	241,135	19,564	15,529	(75)	276,153
Goodwill	-	351,575	32,489	89,240	-	473,304
FCC licenses	-	427,733	41,563	73,228	-	542,524
Other intangible assets, net	-	223,115	16,470	85,152	-	324,737
Restricted cash	-	901,080	-	-	-	901,080
Other noncurrent assets	-	71,813	11,144	2,113	-	85,070
Total assets	$256,391	$2,640,746	$222,188	$294,093	$(447,333)	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$19,759	$2,334	$6,000	$-	$28,093
Accounts payable	-	16,234	524	2,996	-	19,754
Amounts due to consolidated entities	-	-	-	86,438	(86,438)	-
Other current liabilities	-	117,779	9,011	14,941	-	141,731
Total current liabilities	-	153,772	11,869	110,375	(86,438)	189,578
Debt	-	2,045,827	221,431	47,068	-	2,314,326
Amounts due to consolidated entities	66,380	-	-	-	(66,380)	-
Other noncurrent liabilities	-	151,857	9,832	16,138	-	177,827
Total liabilities	66,380	2,351,456	243,132	173,581	(152,818)	2,681,731
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	190,011	289,290	(20,944)	5,299	(294,515)	169,141
Noncontrolling interests in consolidated variable interest entities	-	-	-	115,213	-	115,213
Total liabilities and stockholders' equity (deficit)	$256,391	$2,640,746	$222,188	$294,093	$(447,333)	$2,966,085

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$27,492	$4,361	$11,563	$-	$43,416
Accounts receivable	-	163,008	9,370	20,613	-	192,991
Amounts due from consolidated entities	-	10,600	51,978	-	(62,578)	-
Other current assets	-	19,984	1,364	2,273	-	23,621
Total current assets	-	221,084	67,073	34,449	(62,578)	260,028
Investments in subsidiaries	184,332	38,931	-	-	(223,263)	-
Amounts due from consolidated entities	-	133,659	-	-	(133,659)	-
Property and equipment, net	-	232,206	21,891	12,486	-	266,583
Goodwill	-	343,140	32,489	76,033	-	451,662
FCC licenses	-	415,024	41,563	32,748	-	489,335
Other intangible assets, net	-	228,936	18,892	66,533	-	314,361
Other noncurrent assets	-	30,539	20,418	2,208	-	53,165
Total assets	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$15,154	$2,335	$4,650	$-	$22,139
Accounts payable	-	14,705	906	10,325	-	25,936
Amounts due to consolidated entities	-	47,700	-	14,878	(62,578)	-
Other current liabilities	-	78,868	6,909	12,209	-	97,986
Total current liabilities	-	156,427	10,150	42,062	(62,578)	146,061
Debt	-	1,177,944	223,235	52,896	-	1,454,075
Amounts due to consolidated entities	63,309	-	-	70,350	(133,659)	-
Other noncurrent liabilities	-	118,048	9,351	21,226	-	148,625
Total liabilities	63,309	1,452,419	242,736	186,534	(196,237)	1,748,761
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	121,023	191,100	(40,410)	32,224	(223,263)	80,674
Noncontrolling interest in a consolidated variable interest entity	-	-	-	5,699	-	5,699
Total liabilities and stockholders' equity (deficit)	$184,332	$1,643,519	$202,326	$224,457	$(419,500)	$1,835,134

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$939,333	$61,402	$102,455	$-	$1,103,190
Revenue between consolidated entities	-	34,436	42,791	12,081	(89,308)	-
Net revenue	-	973,769	104,193	114,536	(89,308)	1,103,190
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	284,866	30,201	67,144	(214)	381,997
Selling, general, and administrative expenses, excluding depreciation and amortization	-	246,698	3,549	18,884	(5,525)	263,606
Local service agreement fees between consolidated entities	-	49,202	18,000	16,367	(83,569)	-
Amortization of broadcast rights	-	47,990	5,567	3,588	-	57,145
Amortization of intangible assets	-	27,394	2,422	16,756	-	46,572
Depreciation	-	45,173	2,400	3,727	-	51,300
Goodwill impairment		186	-	15,076	-	15,262
Total operating expenses	-	701,509	62,139	141,542	(89,308)	815,882
Income (loss) from operations	-	272,260	42,054	(27,006)	-	287,308
Interest income	-	1,082	-	-	-	1,082
Interest expense	-	(105,313)	(10,251)	(1,599)	-	(117,163)
Other expenses	-	(555)	-	-	-	(555)
Equity in income of subsidiaries	72,193	-	-	-	(72,193)	-
Income (loss) before income taxes	72,193	167,474	31,803	(28,605)	(72,193)	170,672
Income tax (expense) benefit	-	(69,149)	(12,337)	3,914	-	(77,572)
Net income (loss)	72,193	98,325	19,466	(24,691)	(72,193)	93,100
Net income attributable to noncontrolling interests	-	-	-	(1,563)	-	(1,563)
Net income (loss) attributable to Nexstar	$72,193	$98,325	$19,466	$(26,254)	$(72,193)	$91,537

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$759,694	$51,132	$85,551	$-	$896,377
Revenue between consolidated entities	-	25,854	37,000	12,132	(74,986)	-
Net revenue	-	785,548	88,132	97,683	(74,986)	896,377
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	233,530	24,601	44,130	(4)	302,257
Selling, general, and administrative expenses, excluding depreciation and amortization	-	213,415	3,536	19,660	(4,131)	232,480
Local service agreement fees between consolidated entities	-	44,997	9,780	16,074	(70,851)	-
Amortization of broadcast rights	-	49,044	5,766	5,026	-	59,836
Amortization of intangible assets	-	29,312	2,418	16,745	-	48,475
Depreciation	-	41,833	2,435	2,954	-	47,222
Total operating expenses	-	612,131	48,536	104,589	(74,986)	690,270
Income (loss) from operations	-	173,417	39,596	(6,906)	-	206,107
Interest income	-	35	-	1	-	36
Interest expense	-	(69,684)	(9,325)	(1,547)	-	(80,556)
Other expenses	-	(517)	-	-	-	(517)
Equity in income of subsidiaries	59,256	-	-	-	(59,256)	-
Income (loss) before income taxes	59,256	103,251	30,271	(8,452)	(59,256)	125,070
Income tax (expense) benefit	-	(39,851)	(12,172)	3,336	-	(48,687)
Net income (loss)	59,256	63,400	18,099	(5,116)	(59,256)	76,383
Net loss attributable to noncontrolling interests	-	-	-	1,301	-	1,301
Net income (loss) attributable to Nexstar	$59,256	$63,400	$18,099	$(3,815)	$(59,256)	$77,684

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$572,368	$36,498	$22,445	$-	$631,311
Revenue between consolidated entities	-	10,012	42,079	249	(52,340)	-
Net revenue	-	582,380	78,577	22,694	(52,340)	631,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	157,988	18,135	11,309	-	187,432
Selling, general, and administrative expenses, excluding depreciation and amortization	-	160,186	3,188	12,240	(185)	175,429
Local service agreement fees between consolidated entities	-	42,079	9,780	296	(52,155)	-
Amortization of broadcast rights	-	28,365	5,844	107	-	34,316
Amortization of intangible assets	-	19,147	2,728	3,975	-	25,850
Depreciation	-	30,897	2,760	1,390	-	35,047
Total operating expenses	-	438,662	42,435	29,317	(52,340)	458,074
Income (loss) from operations	-	143,718	36,142	(6,623)	-	173,237
Interest income	-	-	-	-	-	-
Interest expense	-	(51,804)	(10,014)	(141)	-	(61,959)
Loss on extinguishment of debt	-	(50)	(21)	-	-	(71)
Other expenses	-	(556)	-	-	-	(556)
Equity in income of subsidiaries	23,225	-	-	-	(23,225)	-
Income (loss) before income taxes	23,225	91,308	26,107	(6,764)	(23,225)	110,651
Income tax (expense) benefit	-	(38,558)	(10,023)	2,480	-	(46,101)
Net income (loss)	$23,225	$52,750	$16,084	$(4,284)	$(23,225)	$64,550

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$237,976	$5,372	$4,409	$-	$247,757

Cash flows from investing activities:
Purchases of property and equipment	-	(28,326)	(241)	(3,303)	-	(31,870)
Deposits and payments for acquisitions	-	(103,970)	-	-	-	(103,970)
Other investing activities	-	(4,345)	-	-	-	(4,345)
Net cash used in investing activities	-	(136,641)	(241)	(3,303)	-	(140,185)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(73,155)	(2,335)	(4,650)	-	(80,140)
Common stock dividends paid	(29,445)	-	-	-	-	(29,445)
Payments for debt financing costs	-	(20,024)	(683)	-	-	(20,707)
Inter-company payments	28,220	(28,220)	-	-	-	-
Excess tax benefit from stock option exercises	-	13,760	-	-	-	13,760
Other financing activities	1,225	(3,358)	-	(2,643)	-	(4,776)
Net cash used in financing activities	-	(52,997)	(3,018)	(7,293)	-	(63,308)
Net increase (decrease) in cash and cash equivalents	-	48,338	2,113	(6,187)	-	44,264
Cash and cash equivalents at beginning of period	-	27,492	4,361	11,563	-	43,416
Cash and cash equivalents at end of period	$-	$75,830	$6,474	$5,376	$-	$87,680

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$163,476	$10,934	$22,856	$-	$197,266

Cash flows from investing activities:
Purchases of property and equipment	-	(26,636)	(258)	(2,303)	176	(29,021)
Deposits and payments for acquisitions	-	(510,701)	-	(8,548)	43,300	(475,949)
Proceeds from sale of a station	-	70,305	-	-	(43,300)	27,005
Other investing activities	-	3,450	150	200	(176)	3,624
Net cash used in investing activities	-	(463,582)	(108)	(10,651)	-	(474,341)

Cash flows from financing activities:
Proceeds from long-term debt	-	419,950	-	2,000	-	421,950
Repayments of long-term debt	-	(155,653)	(7,337)	(3,300)	-	(166,290)
Common stock dividends paid	(23,686)	-	-	-	-	(23,686)
Purchase of treasury stock	(48,660)					(48,660)
Inter-company payments	68,989	(68,989)	-	-	-	-
Other financing activities	3,357	1,818	(8)	98	-	5,265
Net cash provided by (used in) financing activities	-	197,126	(7,345)	(1,202)	-	188,579
Net (decrease) increase in cash and cash equivalents	-	(102,980)	3,481	11,003	-	(88,496)
Cash and cash equivalents at beginning of period	-	130,472	880	560	-	131,912
Cash and cash equivalents at end of period	$-	$27,492	$4,361	$11,563	$-	$43,416

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$166,915	$(1,928)	$1,540	$-	$166,527

Cash flows from investing activities:
Purchases of property and equipment	-	(18,826)	(236)	(1,327)	-	(20,389)
Deposits and payments for acquisitions	-	(163,533)	(3,200)	(58,300)	15,300	(209,733)
Proceeds from sale of a station	-	15,300	-	-	(15,300)	-
Other investing activities	-	89	-	-	-	89
Net cash used in investing activities	-	(166,970)	(3,436)	(59,627)	-	(230,033)

Cash flows from financing activities:
Proceeds from long-term debt	-	171,925	5,500	59,850	-	237,275
Repayments of long-term debt	-	(68,849)	(2,832)	(750)	-	(72,431)
Common stock dividends paid	(18,445)	-	-	-	-	(18,445)
Inter-company payments	16,414	(16,414)	-	-	-	-
Other financing activities	2,031	7,553	(140)	(453)	-	8,991
Net cash provided by financing activities	-	94,215	2,528	58,647	-	155,390
Net increase (decrease) in cash and cash equivalents	-	94,160	(2,836)	560	-	91,884
Cash and cash equivalents at beginning of period	-	36,312	3,716	-	-	40,028
Cash and cash equivalents at end of period	$-	$130,472	$880	$560	$-	$131,912

16. Employee Benefits

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all Company employees who meet the minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of management of the Company. During the years ended December 31, 2016, 2015 and 2014, Nexstar contributed $1.6 million, $1.3 million and $1.0 million, respectively, to the Plans.

17. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except per share amounts)
Net revenue	$255,658	$261,994	$275,659	309,879
Income from operations	57,929	64,007	72,897	92,475
Income before income taxes	37,139	43,283	43,149	47,101
Net income attributable to Nexstar	21,727	24,529	24,799	20,482
Basic net income per common share	$0.71	$0.80	$0.81	$0.67
Basic weighted average shares outstanding	30,658	30,680	30,695	30,713
Diluted net income per common share	$0.69	$0.78	$0.78	$0.64
Diluted weighted average shares outstanding	31,538	31,620	31,698	31,798

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(in thousands, except per share amounts)
Net revenue	$201,735	$219,349	$223,031	$252,262
Income from operations	37,904	52,542	48,315	67,346
Income before income taxes	18,493	32,001	27,804	46,772
Net income attributable to Nexstar	12,907	20,321	17,282	27,174
Basic net income per common share	$0.41	$0.65	$0.55	$0.89
Basic weighted average shares outstanding	31,196	31,325	31,262	30,622
Diluted net income per common share	$0.40	$0.63	$0.54	$0.86
Diluted weighted average shares outstanding	32,256	32,382	32,151	31,580

18. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2016	$5,369	$4,160	$(3,724)	$5,805
Year Ended December 31, 2015	3,002	3,443	(1,076)	5,369
Year Ended December 31, 2014	3,035	2,604	(2,637)	3,002

(1)	Uncollectible accounts written off, net of recoveries.

19. Subsequent Events

Merger with Media General

On January 17, 2017, Nexstar completed its previously announced merger with Media General (such date, the “Closing Date,” and such merger, the “Merger”). Following the Merger, Nexstar owns, operates, programs or provides sales and other services to 171 full power television stations in 100 markets, reaching approximately 44.7 million viewers or nearly 39% of all U.S. television households. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of January 27, 2016 (the “Merger Agreement”), by and among Nexstar, Neptune Merger Sub, Inc., a Virginia corporation and a wholly-owned subsidiary of Nexstar, and Media General.

Pursuant to the terms of the Merger Agreement, upon the completion of the Merger, each issued and outstanding share of common stock, no par value, of Media General (“Media General Common Stock”) immediately prior to the effective time of the Merger (the “Effective Time”), other than shares or other securities representing capital stock in Media General owned, directly or indirectly, by Nexstar or any subsidiary of Media General, was converted into the right to receive (i) $10.55 in cash, without interest (the “Cash Consideration”), (ii) 0.1249 of a share of Nexstar’s Class A Common Stock (the “Nexstar Common Stock”), par value $0.01 per share (the “Stock Consideration”), and (iii) one non-tradeable CVR representing the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC’s ongoing spectrum auction (the “FCC auction”), reduced to account for the indirect benefit that such holder will receive as a shareholder of the combined company from (i) the net proceeds from the disposition of Nexstar’s spectrum in the FCC auction and (ii) the net proceeds from the disposition of Media General’s spectrum in the FCC auction, subject to and in accordance with the contingent value rights agreement governing the CVRs, which is incorporated by reference as an exhibit to this Annual Report on Form 10-K (the CVR, together with the Stock Consideration and the Cash Consideration, the “Merger Consideration”). The CVRs are not transferable, except in limited circumstances specified in the agreement governing the CVRs. Nexstar anticipates to receive, later in 2017, an estimated $479.0 million of gross proceeds from the disposition of Media General’s spectrum in the FCC auction. Nexstar does not anticipate any disposition of its spectrum. The value of each CVR was estimated to be worth between $1.70 and $2.10 based on the estimated gross proceeds, less estimated transaction expenses, repacking expenses and taxes.

Upon the completion of the Merger, each unvested Media General stock option outstanding immediately prior to the Effective Time became fully vested and was converted into an option to purchase Nexstar Common Stock at the same aggregate price as provided in the underlying Media General stock option, with the number of shares of Nexstar Common Stock adjusted to account for the Cash Consideration and the exchange ratio for the Stock Consideration. Additionally, the holders of Media General stock options received one CVR for each share subject to the Media General stock option immediately prior to the Effective Time. All other equity-based awards of Media General outstanding immediately prior to the Merger vested in full and were converted into the right to receive the Merger Consideration, pursuant to the terms of the Merger Agreement.

Pursuant to the terms of the Merger Agreement, the total consideration paid or issued on the Closing Date in connection with the Merger was as follows:

•	approximately $1.4 billion in cash payments;
•

a total of 15,670,754 shares of Nexstar Common Stock with a fair value of approximately $1.0 billion and the reissuance of a total of 560,316 shares of Nexstar Common Stock held in treasury with a fair value of $35.6 million; and

•	228,438 stock option replacements with an estimated fair value of $10.7 million.

Simultaneously with the closing of the Merger, certain then-existing indebtedness of the Company and Media General was extinguished, including the Company’s term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and Media General’s outstanding term loans and senior unsecured notes with a principal balance of approximately $1.4 billion and $275.0 million, respectively. The Company inherited the $400.0 million 5.875% Senior Notes due 2022 (the “5.875% Notes”) issued by LIN Television Corporation, a Delaware corporation, which became an indirect subsidiary of Nexstar as of the Closing Date. Nexstar also guarantees these notes.

The Cash Consideration, the refinancing of the then-existing indebtedness of the Company and Media General, and the related fees and expenses were funded through a combination of cash on hand and new borrowings, including:

•	$2.75 billion in new senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity;
•

$51.3 million in new senior secured Term Loan A due 2018 and $318.7 million in new senior secured Term Loan A due 2022 both payable in quarterly installments that increase over time from 5.0% to 10.0%;

•	$175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing;
•	$900.0 million from the issuance of the 5.625% Notes due 2024 by Nexstar Broadcasting, as successor to Nexstar Escrow; and
•	$547.8 million in total consideration, plus working capital adjustments from the previously announced sale of the assets of 12 full power television stations in 12 markets.

In respect of the aforementioned television station divestitures, five of such stations were previously owned by Nexstar and seven stations were previously owned by Media General. These divestitures were made to comply with the FCC’s local television ownership rule and the 39% U.S. television household national ownership cap. Nexstar’s remaining commitments in connection with these transactions, including the bridge facility and the short-term facility totaling $530.0 million, were not funded and were consequently terminated upon closing of the Merger.

Also on the Closing Date, in connection with the Merger, the Company executed a Joinder to the Purchase Agreement, dated July 13, 2016, by and among Nexstar Escrow and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers, relating to the issuance and sale of the 5.625% Notes to such initial purchasers, pursuant to which Nexstar and certain of its subsidiaries became parties to the Purchase Agreement. On the Closing Date, the Company entered into a supplement to the indenture governing the 5.625% Notes, pursuant to which Nexstar Broadcasting assumed the obligations of Nexstar Escrow under such indenture and the 5.625% Notes, and the Company and Mission provided guarantees under such indenture and the 5.625% Notes (subject to the definition of “Guarantee” in such indenture). Following the Merger, Nexstar Broadcasting, Nexstar, LIN TV, and The Bank of New York Mellon, as trustee, entered into a supplemental indenture (the “5.875% Notes Third Supplemental Indenture”) to the indenture governing the 5.875% Notes, whereby Nexstar Broadcasting assumed the obligations of Media General as a guarantor under such indenture and Nexstar provided a guarantee of the 5.875% Notes (subject to the definition of “Guarantee” in the 5.875% Notes Third Supplemental Indenture).

Due to the timing of the completion of the Merger, certain disclosures, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date.

Other Subsequent Events

On January 26, 2017, Nexstar’s Board of Directors declared a quarterly dividend of $0.30 per share of its Class A common stock. The dividend was paid on February 24, 2017 to stockholders of record on February 10, 2017.

On January 31, 2017, Nexstar completed its acquisition of the remaining assets of stations owned by WVMH and paid the owners the $65.0 million remaining purchase price, funded by cash on hand. See Note 3 for additional information.

In January and February 2017, Nexstar granted a total 502,500 restricted stock units with an aggregate grant-date fair value of $29.6 million.

On February 9, 2017, the $5.0 million remaining obligations in connection with the acquisition of Kixer (See Note 3) were paid in full, funded by cash on hand.

On February 17, 2017, Nexstar prepaid $75.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

On February 27, 2017, Nexstar called the entire $525.0 million principal amount of the 6.875% Notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described in the merger transaction above.

Exhibit No.	Exhibit Index
2.1

Agreement and Plan of Merger, dated as of January 27, 2016, by and between Nexstar Media Group, Inc., Media General, Inc., and Neptune Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 28, 2016). +

3.1

Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-190283) filed by Nexstar Broadcasting, Inc.).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).Nexstar Media Group, Inc.Nexstar Media Group, Inc..

3.3

Amended and Restated By-Laws of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2013).

4.1	Specimen Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.)
4.2

Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 9, 2012).

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 9, 2012).
4.4

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2013).

4.5

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2015)

4.6	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2015)
4.7

Indenture, dated as of July 27, 2016, between Nexstar Escrow Corporation, as issuer, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 29, 2016).

4.8	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 29, 2016).
4.9

First Supplemental Indenture, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

4.10

Indenture, dated as of November 5, 2014, by and between Media General Financing Sub, Inc. (to be merged with and into Lin Television Corporation) and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-06383) filed by Media General, Inc. on November 5, 2014).

4.11

Third Supplemental Indenture, dated as of January 17, 2017, by and among Lin Television Corporation, as issuer, the guarantors party thereto, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.1

Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2012).

10.2

First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 5, 2013).

10.3

Second Amendment (Incremental Amendment) to the Fifth Amended and Restated Credit Agreement, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2013)

Exhibit No.	Exhibit Index
10.4

Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.5

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 13, 2013).

10.6

Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several lenders named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 9, 2014).

10.7

Fifth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2014)

10.8

Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 14, 2015)

10.9

Third Restated Guaranty dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2012).

10.10

Guaranty (Nexstar Obligations) dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2014)

10.11

Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012).

10.12

Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2012).

10.13

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 5, 2013).

10.14

Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2013).

10.15

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 13, 2013).

10.16

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 9, 2014).

10.17

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2014).

10.18

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 14, 2015).

10.19

Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2012).

10.20

Credit Agreement dated as of December 1, 2014, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2014).

Exhibit No.	Exhibit Index
10.21

First Amendment to the Credit Agreement dated as of July 7, 2015, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 14, 2015).

10.22

Guaranty (Marshall Obligations) dated as of December 1, 2014. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 5, 2014).

10.23

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Media Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.).

10.24

Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.).

10.25

Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.26

Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.27

Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2007).

10.28

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 31, 2009).

10.29

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 17, 2012).

10.30

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.31

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.32

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.33

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.34

Executive Employment Agreement between Timothy Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2008).

10.35

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 6, 2013).

10.36

Executive Employment Agreement between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2008).

10.37

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 6, 2013).

10.38

Executive Employment Agreement, dated as of July 6, 2009, by and between Richard Rogala and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 13, 2011).

10.39

Amendment to Executive Employment Agreement, dated as of December 5, 2011, by and between Richard Rogala and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 8, 2011).

Exhibit No.	Exhibit Index
10.40

Executive Employment Agreement, dated as of October 29, 2013, between Thomas M. O’Brien and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 6, 2013).

10.41

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.42

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 2, 2015)

10.43

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.44

Amendment to Time Brokerage Agreement, dated as of July 31, 1998,between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.45

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP – WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.46

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.47

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.48

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.49

Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (WYOU, WFXP, KJTL, KJBO-LP and KODE) (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.50

Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.51

Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO - KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.52

Agreement for the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.53

Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO - KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.54

Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (WYOU) (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.55

Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (WYOU – WBRE) (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

Exhibit No.	Exhibit Index
10.56

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.57

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.58

Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.59

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE – KSNF) (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.60

Letter notifying Mission Broadcasting, Inc. of the election to extend Shared Service Agreement (KODE-KSNF) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 9, 2012).

10.61

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.62

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.63

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2012).

10.64

Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.65

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.66

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.67

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.68

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2012).

10.69

Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.70

Amendment to Shared Services Agreement, dated as of January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.71

Extension of the Shared Services Agreement, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.72

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

Exhibit No.	Exhibit Index
10.73

Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.74

Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.75

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.76

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.77

Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.78

Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.79

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.80

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.81

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.82

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.83

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.84

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.85

Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.86

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.87

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.88

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.89

Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.90

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

Exhibit No.	Exhibit Index
10.91

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.92

Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.93

Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.94

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.95

Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.96

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.97

Nexstar Media Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Media Group, Inc. on July 6, 2004).

10.98

Nexstar Media Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 1, 2006).

10.99

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.100

Nexstar Media Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 24, 2015).

10.101

Commitment Letter, dated as of January 27, 2016, by and among Nexstar Media Group, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 28, 2016).

10.102

Voting and Support Agreement, dated as of January 27, 2016, by and between Nexstar Media Group, Inc., Media General, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 28, 2016).

10.103

Contingent Value Rights Agreement, dated as of January 13, 2017, by and between Nexstar Media Group, Inc. and American Stock Transfer & Trust Company, LLC as rights agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.104

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Group, Inc., as a holding company, Nexstar Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and a swing line lender and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.105

Media General, Inc. 1995 Long-Term Incentive Plan, as amended and restated as of April 26, 2007, (Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A (File No. 001-06383) filed by Media General, Inc. on March 13, 2007).

10.106

Media General, Inc. 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001 (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-06383) filed by Media General, Inc. on March 10, 2005).

10.107

LIN Media LLC 2002 Stock Plan, as amended and restated effective as of July 30, 2013 (Incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-166881) filed by LIN Media LLC on July 31, 2013).

10.108

LIN Media LLC amended and restated 2002 Non-Employee Director Stock Plan, as amended and restated effective as of July 30, 2013 (Incorporated by reference to Exhibit 99.4 to Registration Statement on Form S-8 (File No. 333-166881) filed by LIN Media LLC on July 31, 2013).

Exhibit No.	Exhibit Index
10.109

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Group, Inc., as a holding company, Nexstar Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and a swing line lender and other financial instructions from time to time party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

14.1

Nexstar Media Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2016 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

+	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
*	Filed herewith.