Form 10-Q
period 2017-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2017-05-10
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 8, 2017, the registrant had 47,214,999 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$72,892	$87,680
Accounts receivable, net of allowance for doubtful accounts of $14,641 and $5,805, respectively	533,931	218,058
Spectrum auction asset	441,609	-
Restricted cash	-	26,719
Prepaid expenses and other current assets	33,748	30,760
Total current assets	1,082,180	363,217
Property and equipment, net	741,484	276,153
Goodwill	2,121,597	473,304
FCC licenses	2,022,941	542,524
Other intangible assets, net	1,466,517	324,737
Restricted cash	-	901,080
Other noncurrent assets, net	88,381	85,070
Total assets(1)	$7,523,100	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$20,820	$28,093
Current portion of broadcast rights payable	27,191	16,512
Accounts payable	36,048	19,754
Accrued expenses	165,508	71,315
Interest payable	24,404	44,190
Contingent consideration liability	264,965	-
Other current liabilities	12,284	9,714
Total current liabilities	551,220	189,578
Debt	4,481,096	2,314,326
Deferred tax liabilities	1,062,122	132,008
Other noncurrent liabilities	207,861	45,819
Total liabilities(1)	6,302,299	2,681,731
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2017 and December 31, 2016	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,292,123 shares issued, 47,206,423 shares outstanding as of March 31, 2017 and 31,621,369 shares issued, 30,744,625 shares outstanding as of December 31, 2016	473	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2017 and December 31, 2016	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	1,388,698	386,921
Accumulated deficit	(169,426)	(176,583)
Treasury stock - at cost; 85,700 and 876,744 shares at March 31, 2017 and December 31, 2016, respectively	(7,715)	(41,513)
Total Nexstar Media Group, Inc. stockholders' equity	1,212,030	169,141
Noncontrolling interests in consolidated variable interest entities	8,771	115,213
Total stockholders' equity	1,220,801	284,354
Total liabilities and stockholders' equity	$7,523,100	$2,966,085

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of March 31, 2017 and December 31, 2016 include certain assets held by consolidated VIEs of $471.9 million and $226.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of March 31, 2017 and December 31, 2016 include certain liabilities of consolidated VIEs of $58.0 million and $39.2 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$540,317	$255,658
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	218,729	90,123
Selling, general, and administrative expenses, excluding depreciation and amortization	174,302	68,165
Amortization of broadcast rights	24,467	14,804
Amortization of intangible assets	48,158	12,079
Depreciation	22,226	12,558
Gain on disposal of stations, net	(57,716)	-
Total operating expenses	430,166	197,729
Income from operations	110,151	57,929
Interest expense, net	(79,237)	(20,654)
Loss on extinguishment of debt	(31,804)	-
Other expenses	(107)	(136)
(Loss) Income before income taxes	(997)	37,139
Income tax benefit (expense)	5,941	(14,865)
Net income	4,944	22,274
Net loss (income) attributable to noncontrolling interests	1,105	(547)
Net income attributable to Nexstar Media Group, Inc.	$6,049	$21,727
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$0.14	$0.71
Diluted	$0.13	$0.69
Weighted average number of common shares outstanding:
Basic	44,200	30,658
Diluted	45,419	31,538

Dividends declared per common share	$0.30	$0.24

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2016	-	-	31,621,369	316	-	-	-	-	386,921	(176,583)	(876,744)	(41,513)	115,213	284,354
Adjustment to adopt ASU 2016-16	-	-	-	-	-	-	-	-	-	764	-	-	-	764
Issuance/reissuance of stock in connection with the Merger	-	-	15,670,754	157	-	-	-	-	1,007,998	-	560,316	23,330	-	1,031,485
Stock option replacement awards in connection with the Merger	-	-	-	-	-	-	-	-	10,702	-	-	-	-	10,702
Stock-based compensation expense	-	-	-	-	-	-	-	-	4,810	-	-	-	-	4,810
Vesting of restricted stock units and exercise of stock options	-	-	-	-	-	-	-	-	(7,627)	-	230,728	10,468	-	2,841
Common stock dividends declared	-	-	-	-	-	-	-	-	(14,106)	-	-	-	-	(14,106)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	344	-	-	(4,000)	(3,656)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(243)	(243)
Net income (loss)	-	-	-	-	-	-	-	-	-	6,049	-	-	(1,105)	4,944
Balances as of March 31, 2017	-	$-	47,292,123	$473	-	$-	-	$-	$1,388,698	$(169,426)	(85,700)	$(7,715)	$8,771	$1,220,801

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,944	$22,274
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debt	1,542	673
Amortization of broadcast rights, excluding barter	14,236	5,637
Depreciation of property and equipment	22,226	12,558
Amortization of intangible assets	48,158	12,079
Gain on asset disposal, net	(57,622)	(97)
Amortization of debt financing costs and debt discounts	2,690	946
Loss on extinguishment of debt	31,804	-
Stock-based compensation expense	4,810	3,134
Deferred income taxes	(16,567)	6,815
Payments for broadcast rights	(13,335)	(6,258)
Deferred gain recognition	(134)	(108)
Amortization of deferred representation fee incentive	(297)	(286)
Change in the fair value of contingent consideration	-	404
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	7,273	(6,877)
Prepaid expenses and other current assets	30,759	883
Other noncurrent assets	(771)	81
Accounts payable, accrued expenses and other current liabilities	(61,270)	(6,516)
Taxes payable	(944)	146
Interest payable	(32,580)	4,894
Other noncurrent liabilities	(5,927)	1,273
Net cash (used in) provided by operating activities	(21,005)	51,655
Cash flows from investing activities:
Purchases of property and equipment	(13,914)	(7,741)
Payments for acquisitions, net of cash acquired	(2,971,194)	(103,971)
Withdrawal of interest previously deposited in escrow	5,063	-
Proceeds from sale of stations	481,944	-
Proceeds from disposals of property and equipment	404	160
Net cash used in investing activities	(2,497,697)	(111,552)
Cash flows from financing activities:
Proceeds from long-term debt	3,981,861	58,000
Repayments of long-term debt	(1,320,799)	(20,897)
Premium paid on debt extinguishment	(18,050)	-
Payments for debt financing costs	(51,357)	-
Proceeds from exercise of stock options	2,841	-
Common stock dividends paid	(14,106)	(7,355)
Purchase of noncontrolling interests	(66,901)	(100)
Distribution to a noncontrolling interest	(243)	-
Payments for contingent consideration in connection with an acquisition	(5,000)	-
Cash paid for shares withheld for taxes	(3,858)	-
Payments for capital lease obligations	(474)	(346)
Net cash provided by financing activities	2,503,914	29,302
Net decrease in cash and cash equivalents	(14,788)	(30,595)
Cash and cash equivalents at beginning of period	87,680	43,416
Cash and cash equivalents at end of period	$72,892	$12,821
Supplemental information:
Interest paid	$74,677	$14,813
Income taxes paid, net of refunds	$3,605	$5,978
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,438	$1,313
Noncash purchases of property and equipment	$19	$42
Issuance/reissuance of Class A Common Stock in connection with the Merger	$1,031,485	$-
Stock option replacement awards in connection with the Merger	$10,702	$-
Contingent consideration payable in connection with the Merger	$264,965	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2017, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV, and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned and/or operated by independent third parties.

On January 17, 2017, Nexstar completed its merger (the “Merger”) with Media General, Inc., a Virginia corporation (“Media General”), whereby Nexstar acquired the latter’s outstanding equity in exchange for cash and stock, plus additional consideration in the form of a non-tradeable contingent value right (“CVR”). As a result of the Merger, Nexstar acquired 71 full power stations (net of seven stations divested) in 42 markets. See Note 3 for additional information.

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

Effective January 17, 2017, Nexstar assumed local service agreements to provide sales, programming and other services to stations owned by VIEs with whom Media General had agreements. Nexstar became the primary beneficiaries of these VIEs and consolidated these entities as of this date. On August 2, 2016, Nexstar became the primary beneficiary of certain stations owned by West Virginia Media Holdings, LLC (“WVMH”) which were consolidated into Nexstar’s financial statements as of this date. Nexstar completed the acquisition of these stations on January 31, 2017 and they are no longer VIEs. See Note 2—Variable Interest Entities for additional information on these transactions.

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	March 31,	December 31,
	2017	2016
Current assets	$51,681	$3,638
Property and equipment, net	8,740	6,944
Goodwill	140,048	46,465
FCC licenses	187,111	114,791
Other intangible assets, net	79,994	53,747
Other noncurrent assets, net	4,298	613
Total assets	471,872	226,198

Current liabilities	18,427	12,606
Noncurrent liabilities	39,598	26,590
Total liabilities	$58,025	$39,196

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Variable Interest Entities

The Company may determine that an entity is a VIE as a result of local service agreements entered into with an entity. The term local service agreement generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall Broadcasting Group, Inc. (“Marshall”) and White Knight Broadcasting (“White Knight”) are consolidated by Nexstar because Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission and White Knight, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight which permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to Federal Communications Commission (“FCC”) consent.

In connection with Nexstar’s Merger with Media General consummated on January 17, 2017, Nexstar began to provide sales, programming and other services to stations owned by VIEs with whom Media General had agreements. These VIEs are Shield Media, LLC (“Shield”), Vaughan Media, LLC (“Vaughan”), Tamer Media, LLC (“Tamer”) and Super Towers, Inc. (“Super Towers”). Nexstar became the primary beneficiaries of these VIEs as of the closing date of the Merger because of (1) the local service agreements Nexstar assumed with these VIEs’ stations, (2) Nexstar’s guarantee of the outstanding obligations under Shield’s senior secured credit facility (Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Shield, Vaughan, Tamer and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Therefore, the financial results and financial position of these entities have been consolidated by Nexstar in accordance with the VIE accounting guidance as of January 17, 2017.

Nexstar had variable interests in the stations previously owned by WVMH as a result of TBAs effective December 1, 2015 and the agreement to acquire the assets of these stations dated November 16, 2015. On August 2, 2016, Nexstar received approval from the FCC to acquire these stations. Nexstar re-evaluated the business arrangements with these stations as of this date and determined that it was the primary beneficiary of the variable interests because it had the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated the WVMH stations as of August 2, 2016. The final closing of this acquisition completed on January 31, 2017. Thus, Nexstar no longer has variable interests in these stations. See Note 3 for additional information.

Nexstar had a variable interest in Parker Broadcasting of Colorado, LLC (“Parker”), the owner of station KFQX, pursuant to a TBA which Nexstar assumed effective June 13, 2014. Nexstar evaluated the business arrangement with Parker as of this date and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated Parker as of June 13, 2014. On March 31, 2017, Mission acquired the outstanding equity of Parker and effectively acquired Parker’s TBA with Nexstar. Thus, Nexstar no longer has a variable interest in Parker and deconsolidated its accounts. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a controlling financial interest in KFQX and, therefore, continued to consolidate this station as of March 31, 2017. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2017 with Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission	WFXP, KHMT and KFQX
LMA Only	Super Towers	WNAC
	Vaughan	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KFXK, KSHV
	Shield	WXXA and WLAJ
	Vaughan	WBDT, WYTV and KTKA
	Tamer	KWBQ, KASY and KRWB

Nexstar’s ability to receive cash from Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$7,961	$7,302
Accounts receivable, net	32,545	20,553
Prepaid expenses and other current assets	30,199	3,353
Total current assets	70,705	31,208
Property and equipment, net	27,790	29,984
Goodwill	173,235	98,107
FCC licenses	187,111	114,791
Other intangible assets, net	97,623	87,668
Other noncurrent assets, net	10,491	13,233
Total assets	$566,955	$374,991

Current liabilities:
Current portion of debt	$6,125	$8,334
Interest payable	457	1,031
Other current liabilities	18,427	12,606
Total current liabilities	25,009	21,971
Debt	298,118	268,499
Other noncurrent liabilities	40,161	26,590
Total liabilities	$363,288	$317,060

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

As of March 31, 2017 and December 31, 2016, Nexstar had balances in accounts payable of $0.1 million and $0.1 million, respectively, for fees under these arrangements and had receivables for advertising aired on these stations of $0.6 million and $0.6 million, respectively. Fees incurred under these arrangements of $0.1 million and $4.0 million were included in direct operating expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature.

See Note 3 for fair value disclosures of contingent consideration liability in connection with Nexstar’s merger with Media General. See Note 7 for fair value disclosures related to the Company’s debt.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors: discount rates, expected return on plan assets, mortality rates, health care cost trends, retirement rates and expected contributions. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet.

Stock-Based Compensation

During the three months ended March 31, 2017, Nexstar granted 922,500 restricted stock units with an estimated fair value of $59.1 million and 228,438 vested stock options with an estimated fair value of $10.7 million.

Income Taxes

Income tax benefit was $5.9 million for the three months ended March 31, 2017, compared to income tax expense of $14.9 million for the same period in 2016. The effective tax rates were 595.9% and 40% for each of the respective periods. In 2017, the Company recognized the tax impact of the divested stations previously owned by Nexstar (See Note 3) which resulted in an income tax benefit of $8.3 million, or an 833.8% increase to the effective tax rate. The income tax benefit was primarily the result of proceeds received which will not be subject to taxation. Prior year transaction costs attributable to the Merger (See Note 3) were determined to be nondeductible for tax purposes resulting in an income tax expense of $1.7 million in 2017, or a 172.4% decrease in the effective tax rate. The Merger and the subsequent liquidation of Media General legal entities increased our blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 150.1% decrease to the effective tax rate. The Company also adopted ASU No. 2016-09 as of January 1, 2017 (See Recent Accounting Pronouncements below) which now requires excess tax benefits and tax deficiencies related to stock-based compensation to be recognized within income tax expense. As such, Nexstar recognized an income tax benefit related to stock option exercises and the vesting of restricted stock units of $1.1 million, or a 107.4% increase to the effective rate.

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

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares outstanding - basic	44,200	30,658
Dilutive effect of equity incentive plan instruments	1,219	880
Weighted average shares outstanding - diluted	45,419	31,538

Stock options and restricted stock units to acquire a weighted average of 550,000 shares and 920,000 shares for the three months ended March 31, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has applied the change in accounting as of January 1, 2017 and excess tax benefits and tax deficiencies related to stock-based compensation are now recognized within income tax expense. Additionally, excess tax benefits are now classified along with other income tax cash flows as an operating activity in the condensed consolidated statements of cash flows. As such, the amounts previously reported as cash flows from operating activities were increased by $13.2 million and the amount previously reported as cash flows from financing activities were decreased by $13.2 million in the Condensed Consolidated Statement of Cash Flows during the three months ended March 31, 2016. The change in accounting principle did not impact the Company’s stockholders’ equity.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The amendments of ASU 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2017 using the modified retrospective approach. This adoption impacted Nexstar’s previous treatment of tax gain on the sale of WTVW to Mission in 2011. As such, the amounts previously reported as other noncurrent assets, deferred tax liabilities and accumulated deficit in the condensed consolidated balance sheet were decreased by $1.3 million, $2.1 million and $0.8 million, respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The potential impact of this new guidance will be assessed for future acquisitions or dispositions, but it is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The Company has not yet determined whether it will early adopt ASU No. 2017-04.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted at the beginning of any annual period for which an entity’s financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of the provisions of this accounting standard update.

3.  Acquisitions and Dispositions

Merger with Media General

On January 17, 2017 (the “Closing Date”), Nexstar completed its previously announced Merger with Media General. Prior to the completion of the Merger, Media General owned, operated, or serviced 78 full power television stations in 48 markets. In connection with the Merger, Nexstar sold the assets of seven of Media General’s full power television stations in seven markets. The full power television stations acquired and consolidated by Nexstar as a result of the Merger, net of divestitures, are as follows:

Market Rank	Market	Station	Affiliation
Nexstar:
6	San Francisco, CA	KRON	MyNetworkTV
11	Tampa, FL	WFLA/WTTA	NBC/MyNetworkTV
24	Raleigh, NC	WNCN	CBS
25	Portland, OR	KOIN	CBS
27	Indianapolis, IN	WISH/WNDY	The CW/MyNetworkTV
29	Nashville, TN	WKRN	ABC
30	New Haven, CT	WTNH/WCTX	ABC/MyNetworkTV
32	Columbus, OH	WCMH	NBC
37	Spartanburg, SC	WSPA/WYCW	CBS/The CW
39	Austin, TX	KXAN/KBVO	NBC/MyNetworkTV
42	Portsmouth, VA	WAVY/WVBT	NBC/FOX
43	Harrisburg, PA	WHTM	ABC
44	Grand Rapids, MI	WOOD/WOTV	NBC/ABC
45	Birmingham, AL	WIAT	CBS
48	Alburquerque, NM	KRQE/KREZ/KBIM	CBS
52	Providence, RI	WPRI	CBS
53	Buffalo, NY	WIVB/WNLO	CBS/The CW
55	Richmond, VA	WRIC	ABC
59	Albany, NY	WTEN/WCDC	ABC/ABC
60	Mobile, AL	WKRG/WFNA	CBS/The CW
62	Knoxville, TN	WATE	ABC
64	Dayton, OH	WDTN	NBC
65	Honolulu, HI	KHON/KHAW/KAII	FOX/FOX/FOX
66	Wichita, KS	KSNW/KSNC/KSNG/KSNK	NBC
88	Colorado Springs, CO	KXRM	FOX
91	Savannah, GA	WSAV	NBC
94	Charleston, SC	WCBD	NBC
95	Jackson, MS	WJTV	CBS
98	Tri-Cities, TN-VA	WJHL	CBS
100	Greenville, NC	WNCT	CBS
102	Florence, SC	WBTW	CBS
109	Sioux Falls, SD	KELO/KDLO/KPLO	CBS
110	Ft. Wayne, IN	WANE	CBS
111	Augusta, GA	WJBF	ABC
113	Lansing, MI	WLNS	CBS
114	Springfield, MA	WWLP	NBC
115	Youngstown, OH	WKBN	CBS
120	Lafayette, LA	KLFY	CBS
127	Columbus, GA	WRBL	CBS
135	Topeka, KS	KSNT	NBC
168	Hattiesburg, MS	WHLT	CBS
172	Rapid City, SD	KCLO	CBS
VIEs:
39	Austin, TX	KNVA	The CW
48	Alburquerque, NM	KASY/KRWB/KWBQ	MyNetworkTV/The CW/The CW
52	Providence, RI	WNAC	FOX
59	Albany, NY	WXXA	FOX
64	Dayton, OH	WDTN	NBC
113	Lansing, MI	WLAJ	ABC
115	Youngstown, OH	WYTV	ABC
135	Topeka, KS	KTKA	ABC

As discussed in Note 2, Nexstar is the primary beneficiary of its variable interests in Shield, Tamer, Vaughan and Super Towers and has consolidated these entities, including the stations they own.

Upon the completion of the Merger, each issued and outstanding share of common stock, no par value, of Media General (“Media General Common Stock”) immediately prior to the effective time of the Merger, other than shares or other securities representing capital stock in Media General owned, directly or indirectly, by Nexstar or any subsidiary of Media General, was converted into the right to receive (i) $10.55 in cash, without interest (the “Cash Consideration”), (ii) 0.1249 of a share of Nexstar’s Class A Common Stock (the “Nexstar Common Stock”), par value $0.01 per share (the “Stock Consideration”), and (iii) one non-tradeable CVR representing the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC’s recently concluded spectrum auction (the “FCC auction”), subject to and in accordance with the contingent value rights agreement governing the CVRs (the CVR, together with the Stock Consideration and the Cash Consideration, the “Merger Consideration”). The CVRs are not transferable, except in limited circumstances specified in the agreement governing the CVRs.

Upon the completion of the Merger, each unvested Media General stock option outstanding immediately prior to the Effective Time became fully vested and was converted into an option to purchase Nexstar Common Stock at the same aggregate price as provided in the underlying Media General stock option, with the number of shares of Nexstar Common Stock adjusted to account for the Cash Consideration and the exchange ratio for the Stock Consideration. Additionally, the holders of Media General stock options received one CVR for each share subject to the Media General stock option immediately prior to the Effective Time. All other equity-based awards of Media General outstanding immediately prior to the Merger vested in full and were converted into the right to receive the Merger Consideration.

The following table summarizes the components of the total consideration paid, payable or issued on the Closing Date in connection with the Merger (in thousands):

Cash Consideration	$1,376,108
Nexstar Common Stock issued (15,670,754 shares)	995,877
Reissued Nexstar Common Stock from treasury (560,316 shares)	35,608
Stock option replacement awards (228,438 options)	10,702
Repayment of Media General debt, including premium and accrued interest	1,658,135
Contingent consideration liability (CVR)	264,965
$4,341,395

In 2017, Nexstar expects to receive an estimated $479 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. Nexstar did not dispose of its spectrum. The estimated net proceeds from the disposition of Media General’s spectrum in the FCC auction is $441.6 million and the estimated fair value of the CVR is $265.0 million based on the estimated gross proceeds, less estimated transaction expenses, repacking expenses and taxes as defined in the CVR agreement. This fair value measurement is considered Level 3 as significant inputs are unobservable to the market.

Concurrent with the closing of the Merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by Nexstar and seven of which were previously owned by Media General. Nexstar sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). Nexstar sold its stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar Divestitures”). The gain and loss recognized from these divestitures were included as a separate line item in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed (net of the effects of the Media General Divestitures but including the consolidation of the assets and liabilities of Shield, Tamer, Vaughan and Super Towers) are as follows (in thousands):

Cash and cash equivalents	$63,850
Accounts receivable	324,958
Spectrum auction asset	441,609
Prepaid expenses and other current assets	17,091
Property and equipment	483,965
FCC licenses	1,498,150
Network affiliation agreements	1,068,700
Other intangible assets	126,134
Goodwill	1,668,331
Other noncurrent assets	55,810
Total assets acquired and consolidated	5,748,598
Less: Accounts payable and accrued expenses	(201,897)
Less: Interest payable	(12,794)
Less: Debt	(434,270)
Less: Deferred tax liabilities	(950,386)
Less: Other noncurrent liabilities	(232,564)
Less: Noncontrolling interests in consolidated VIEs	(7,600)
Net assets acquired and consolidated	$3,909,087

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 18 years. The carryover of the tax basis in goodwill, FCC licenses, network affiliation agreements, other intangible assets and property and equipment of $159.0 million, $294.3 million, $31.7 million, $40.4 million and $247.8 million, respectively, are deductible for tax purposes.

Nexstar assumed the $400.0 million 5.875% Senior Notes due 2022 (the “5.875% Notes”) previously issued by LIN Television Corporation, a Delaware corporation (“LIN TV”). Nexstar also consolidated Shield’s senior secured credit facility with an outstanding Term Loan A principal balance of $24.8 million. These debts were assumed at fair values on the Merger Closing Date. See Note 7 for additional information.

Nexstar also assumed Media General’s pension and postretirement obligations (included in other noncurrent liabilities). See Note 6 for additional information.

The consolidation of Shield, Tamer, Vaughan and Super Towers resulted in noncontrolling interests of $7.6 million, representing the residual fair value attributable to the owners of these entities as of January 17, 2017, estimated by applying the income approach valuation technique.

The Cash Consideration, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the Nexstar Divestitures and the Media General Divestitures and new borrowings discussed in Note 7.

The acquisition’s net revenue of $289.2 million and operating income of $26.1 million from January 17, 2017 to March 31, 2017 have been included in the accompanying Condensed Consolidated Statements of Operations.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $47.7 million and $4.3 million, were expensed as incurred during the three months ended March 31, 2017 and 2016, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

WVMH

On November 16, 2015, Nexstar entered into a definitive agreement to acquire the assets of three CBS and one NBC full power television stations from WVMH for $130.0 million in cash, subject to adjustments for working capital. The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. WBOY in the Clarksburg-Weston, West Virginia market is affiliated with NBC. The acquisition will allow Nexstar entrance into these markets. Nexstar provided programming and sales services to these stations pursuant to a TBA from December 1, 2015 through the completion of the acquisition.

On January 4, 2016, Nexstar completed the first closing of the transaction and acquired the stations’ assets excluding certain transmission equipment, the FCC licenses and network affiliation agreements for $65.0 million, including a deposit paid upon signing the purchase agreement of $6.5 million, all funded through a combination of cash on hand and borrowings under Nexstar’s revolving credit facility in 2016.

The fair values of the assets acquired and liabilities assumed in the first closing are as follows (in thousands):

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

As discussed in Note 2, Nexstar became the primary beneficiary of its variable interests in WVMH’s stations upon receiving FCC approval on August 2, 2016 to acquire the stations’ remaining assets. Therefore, Nexstar has consolidated these remaining assets under authoritative guidance related to the consolidation of VIEs as of this date. The fair values of the assets consolidated were as follows (in thousands):

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

On January 31, 2017, Nexstar completed its acquisition of the remaining assets of the WVMH stations. As such, Nexstar paid the owners the remaining purchase price of $66.9 million, funded by cash on hand, and utilized its $43.5 million balance of deposit previously paid to the owners to acquire the noncontrolling interest of $108.7 million.

The stations’ net revenue of $12.4 million and operating income of $2.8 million during the three months ended March 31, 2017 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the three months ended March 31, 2016. No significant transaction costs were incurred during the three months ended March 31, 2017.

Parker

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. On March 31, 2017, Mission completed this acquisition and paid the remaining purchase price of $0.8 million, funded by cash on hand. The acquisition allows Mission entrance into this market.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed are as follows (in thousands):

FCC licenses	$1,539
Network affiliation agreements	1,743
Other intangible assets	20
Goodwill	698
Total assets acquired	$4,000

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years.

As discussed in Note 2, Nexstar had a variable interest in Parker and had consolidated this entity until Mission acquired Parker’s outstanding equity. Since Nexstar no longer has variable interests in Parker, its accounts were deconsolidated from Nexstar’s financial statements. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a controlling financial interest in KFQX and continued to consolidate this station as of March 31, 2017. See Note 2 for more discussion on VIEs.

Unaudited Pro Forma Information

The acquisition of four full power television stations from WVMH is not significant for financial reporting purposes. Therefore, pro forma information has not been provided for this acquisition.

The following unaudited pro forma information (in thousands) has been presented for the periods indicated as if the Merger with Media General and the related consolidation of VIEs had occurred on January 1, 2016. The unaudited pro forma information combined the historical results of Nexstar and Media General, adjusted for business combination accounting effects including transaction costs attributable to the Merger, the net gain on disposal of television stations in connection with the Merger, the depreciation and amortization charges from acquired intangible assets, the interest on new debt and the related tax effects. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2016.

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$592,767	$565,544
Income (loss) before income taxes	35,607	(45,680)
Net income (loss)	27,003	(3,193)
Net income (loss) attributable to Nexstar	28,108	(4,217)
Net income (loss) per common share attributable to Nexstar - basic	0.60	(0.09)
Net income (loss) per common share attributable to Nexstar - diluted	0.58	(0.09)

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2017			December 31, 2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,714,153	$(371,211)	$1,342,942	$659,054	$(357,704)	$301,350
Other definite-lived intangible assets	1-15	215,188	(91,613)	123,575	89,404	(66,017)	23,387
Other intangible assets		$1,929,341	$(462,824)	$1,466,517	$748,458	$(423,721)	$324,737

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions, net of dispositions, as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2017, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2017 (in thousands):

Remainder of 2017	$100,609
2018	117,341
2019	113,514
2020	103,676
2021	101,325
2022	97,476
Thereafter	832,576
$1,466,517

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$534,557	$(61,253)	$473,304	$591,945	$(49,421)	$542,524
Acquisitions and consolidations of VIEs (See Notes 2 and 3)	1,668,953	-	1,668,953	1,499,689	-	1,499,689
Nexstar Divestitures (See Note 3)	(22,823)	2,861	(19,962)	(19,744)	2,011	(17,733)
Deconsolidation of a VIE	(698)	-	(698)	(1,539)		(1,539)
Balances as of March 31, 2017	$2,179,989	$(58,392)	$2,121,597	$2,070,351	$(47,410)	$2,022,941

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2017, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Compensation and related taxes	$41,947	$20,713
Network affiliation fees	62,598	30,153
Other	60,963	20,449
	$165,508	$71,315

The increases in accrued expenses relate to Nexstar’s acquisitions as discussed in Note 3.

6.  Retirement and Postretirement Plans

As part of the Merger, Nexstar assumed Media General’s pension and postretirement obligations which were remeasured at fair value on the acquisition date.

As a result, Nexstar now has a funded, qualified non-contributory defined benefit retirement plan which covered certain employees and former employees of Media General and its predecessors. Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain Media General executives. All of these retirement plans are frozen. Media General also had a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Beginning with the acquisition, Nexstar recognizes the underfunded status of these plan liabilities on its Condensed Consolidated Balance Sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

In conjunction with one of the divestitures concurrent with the Merger, the buyer assumed approximately $60 million of pension liability from the funded, qualified retirement plan. As of the Closing Date and following this transaction, the projected benefit obligation of the retirement plans was approximately $502 million and the plan assets at fair value were approximately $394 million resulting in a liability for retirement plans of $108 million (included in other noncurrent liabilities). In addition, the postretirement liabilities totaled approximately $23 million (included in other noncurrent liabilities).

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans for the first quarter of 2017:

	Three Months Ended March 31, 2017
	Pension Benefits	Other Benefits
Service cost	$-	$-
Interest cost	3,261	130
Expected return on plan assets	(6,022)	-
Net periodic benefit (income) cost	$(2,761)	$130

The Company has no required contributions to its qualified retirement plan in 2017. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $6 million in 2017.

7.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Term loans, net of financing costs and discount of $63,629 and $6,592, respectively	$2,931,370	$662,206
Revolving loans	3,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,295	-	520,705
6.125% Senior unsecured notes due 2022, net of financing costs of $2,303 and $2,402, respectively	272,697	272,598
5.875% Senior unsecured notes due 2022, plus premium of $9,608	409,608	-
5.625% Senior unsecured notes due 2024, net of financing costs of $14,759 and $15,090, respectively	885,241	884,910
	4,501,916	2,342,419
Less: current portion	(20,820)	(28,093)
	$4,481,096	$2,314,326

2017 Transactions

In connection with the Merger, Nexstar assumed the $400.0 million 5.875% Notes due 2022 previously issued by LIN TV. Additionally, Nexstar consolidated Shield’s new senior secured credit facility with a new Term Loan A principal balance of $24.8 million due on January 17, 2022 and payable in quarterly installments that increase over time from 1.25% to 2.5% of the principal.

On January 17, 2017, the Company issued the following new term loans and new revolving loans under new senior secured credit facilities:

•

$2.75 billion in new senior secured Term Loan B, issued at 99.49%, due on January 17, 2024 and payable in consecutive quarterly installments of 0.25% of the principal, adjusted for any prepayments, with the remainder due at maturity;

•

$51.3 million in new senior secured Term Loan A, issued at 99.25%, due June 28, 2018 and $293.9 million in new senior secured Term Loan A, issued at 99.34%, due January 17, 2022 both payable in quarterly installments that increase over time from 1.25% to 2.5% of the principal; and

•	$175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing.

In January 2017, the Company recorded $48.3 million (Term Loan B) and $3.2 million (Term Loan A) in legal, professional and underwriting fees related to the new debt described above. Debt financing costs are netted against the carrying amount of the related debt.

The proceeds from the new term loans and revolving loans, together with Nexstar’s proceeds from its previously issued $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes”) at par, the net proceeds from certain station divestitures (See Note 3) and cash on hand were used to finance the following:

•	$1.376 billion Cash Consideration of the Merger (See Note 3);
•	$1.658 billion repayment of certain then-existing debt of Media General, including premium and accrued interest (See Note 3);
•	Refinancing of the Company’s then existing term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively; and
•	Related fees and expenses.

The refinancing of the Company’s then existing term loans and revolving loans resulted in losses on extinguishment of debt of $6.5 million and $0.3 million, respectively, representing the write-off of unamortized debt financing costs and debt premium

On February 27, 2017, Nexstar called the entire $525.0 million principal amount of its 6.875% Notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, also funded by new borrowings described above. This transaction resulted in a loss on extinguishment of debt of $22.2 million, representing premiums paid to retire the notes and write-off of unamortized debt financing costs and debt premium.

In February and March 2017, Nexstar prepaid a total of $125.0 million in principal balance under its newly issued Term Loan B, funded by cash on hand. These resulted in loss on extinguishment of debt of $2.8 million, representing write-off of unamortized debt financing costs and discounts.

Unused Commitments and Borrowing Availability

The Company had $172.0 million of total unused revolving loan commitments under its new senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2017, Nexstar was in compliance with its financial covenants.

5.625% Senior Notes

On July 27, 2016, Nexstar Escrow Corporation, a wholly-owned subsidiary of Nexstar, completed the issuance and sale of $900.0 million of 5.625% Notes at par. The gross proceeds of the 5.625% Notes, plus Nexstar’s pre-funded interests were deposited in a segregated escrow account which could not be utilized until certain conditions were satisfied. On January 17, 2017, Nexstar completed its merger with Media General. Thus, the proceeds of the 5.625% Notes plus the pre-funded interests deposited therein were released to Nexstar. The 5.625% Notes also became the senior unsecured obligation of Nexstar, guaranteed by Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release conditions.

The 5.625% Notes will mature on August 1, 2024. Interest on the 5.625% Notes is payable semiannually in arrears on February 1 and August 1 of each year. The 5.625% Notes were issued pursuant to an Indenture, dated as of July 27, 2016 (the “5.625% Indenture”). The 5.625% Notes are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 5.625% Notes are senior obligations of Nexstar and Mission but junior to the secured debt to the extent of the value of the assets securing such debt. The 5.625% Notes rank equal to the 5.875% Notes and the 6.125% senior unsecured notes due 2022 (“6.125% Notes”).

Nexstar has the option to redeem all or a portion of the 5.625% Notes at any time prior to August 1, 2019 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after August 1, 2019, Nexstar may redeem the 5.625% Notes, in whole or in part, at the redemption prices set forth in the 5.625% Indenture. At any time prior to August 1, 2019, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 105.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from equity offerings.

Upon the occurrence of a change in control (as defined in the 5.625% Indenture), each holder of the 5.625% Notes may require Nexstar to repurchase all or a portion of the 5.625% Notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 5.625% Indenture contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries; prepay, redeem or repurchase certain indebtedness and (7) engage in transactions with affiliates.

The 5.625% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 5.625% Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the 5.625% Notes to be due and payable.

In 2016, Nexstar recorded $15.7 million in legal, professional and underwriting fees related to the issuance of the 5.625% Notes, which were recorded as debt finance costs and are being amortized over the term of the 5.625% Notes. Debt financing costs are netted against the carrying amount of the related debt.

5.875% Senior Notes

As part of the Company’s Merger with Media General on January 17, 2017, Nexstar assumed the $400.0 million 5.875% Senior Notes due 2022 previously issued by LIN TV.

The 5.875% Notes will mature on November 15, 2022. Interest on the 5.875% Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 5.875% Notes were issued pursuant to an Indenture, dated as of November 5, 2014 (the “5.875% Indenture”). The 5.875% Notes are senior unsecured obligations of Nexstar and certain of Nexstar’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 5.875% Notes are senior obligations of Nexstar but junior to the secured debt, to the extent of the value of the assets securing such debt. The 5.875% Notes rank equal to the 5.625% Notes and the 6.125% Notes.

Nexstar has the option to redeem all or a portion of the 5.875% Notes at any time prior to November 15, 2017 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after November 15, 2017, Nexstar may redeem the 5.875% Notes, in whole or in part, at the redemption prices set forth in the 5.875% Indenture. At any time before August 1, 2019, Nexstar may also redeem the 5.875% Notes at 105.875% of the aggregate principal amount at a redemption price, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from equity offerings, provided that (1) at least $200.0 million aggregate principal amount of 5.875% Notes issued under the 5.875% Indenture remains outstanding after each such redemption and (2) the redemption occurs within 90 days after the closing of the note offering.

Upon the occurrence of a change of control (as defined in the 5.875% Indenture), each holder of the 5.875% Notes may require Nexstar to repurchase all or a portion of the 5.875% Notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 5.875% Indenture contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) repurchase or redeem capital, (8) merge or consolidate with another person and (9) enter new lines of business.

The 5.875% Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 5.875% Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments, certain events of bankruptcy and insolvency and any guarantee of the 5.875% Notes that ceases to be in full force and effect with certain exceptions specified in the 5.875% Indenture. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the notes to be due and payable.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital, LLC, a wholly-owned subsidiary of Nexstar (formerly Enterprise Technology, LLC and herein referred to as “Nexstar Digital”), are guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and the 5.625% Notes but does not guarantee Nexstar’s 5.875% Notes. Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning on June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall, and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2017, the Company was in compliance with its financial covenant.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,931,370	$3,020,558	$662,206	$665,750
Revolving loans(1)	3,000	2,971	2,000	1,969
6.875% Senior unsecured notes(2)	-	-	520,705	543,375
6.125% Senior unsecured notes(2)	272,697	286,000	272,598	284,625
5.875% Senior unsecured notes(2)	409,608	415,000	-	-
5.625% Senior unsecured notes(2)	885,241	913,500	884,512	893,250

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations, which must be completed in July 2021.

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

The 2016 Ownership Order reinstated a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted in 2014, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under those JSAs until September 30, 2025. Nexstar has sought FCC reconsideration of the JSA attribution rule.

On February 3, 2017, the FCC terminated in full its guidance (issued on March 12, 2014) requiring careful scrutiny of broadcast television applications which propose sharing arrangements and contingent interests.  Accordingly, the FCC will no longer evaluate whether options, loan guarantees and similar otherwise non-attributable interests create undue financial influence in transactions which also include sharing arrangements between television stations.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-

high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap.  This rule change became effective October 24, 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstates the UHF discount.  That order states that the FCC will launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC’s April 2017 reinstatement of the UHF discount were become effective on June 5, 2017. Nexstar is in compliance with the 39% national cap limitation without the UHF discount, therefore, with the UHF discount as well.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC has conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum.  Over the next several years, television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Certain of the Company’s stations accepted bids to relinquish their spectrum and will either discontinue operation or share a channel with another station.  These stations will be required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) between three and twelve months after receiving payment for the relinquishment of their channels (which the Company expects to occur later in 2017).

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 78 full power stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This rule requires the independent third parties with which Nexstar has local service agreements to separately negotiate their retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding, however, the proceeding remains open.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets.

9.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall, or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of March 31, 2017, Mission had a maximum commitment of $229.6 million under its senior secured credit facility, of which $226.6 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $53.4 million and Shield had also used all of its commitment and had outstanding obligations of $24.3 million.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended March 31, 2017	Broadcasting	Other	Consolidated
Net revenue	$511,167	$29,150	$540,317
Depreciation	16,942	5,284	22,226
Amortization of intangible assets	45,933	2,225	48,158
Income (loss) from operations	189,708	(79,557)	110,151

Three Months Ended March 31, 2016	Broadcasting	Other	Consolidated
Net revenue	$241,088	$14,570	$255,658
Depreciation	10,987	1,571	12,558
Amortization of intangible assets	8,711	3,368	12,079
Income (loss) from operations	76,928	(18,999)	57,929

As of March 31, 2017	Broadcasting	Other	Consolidated
Goodwill	$1,992,145	$129,452	$2,121,597
Assets	6,694,818	828,282	7,523,100

As of December 31, 2016	Broadcasting	Other	Consolidated
Goodwill	$449,682	$23,622	$473,304
Assets	1,811,042	1,155,043	2,966,085

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 5.625% Notes, the 6.125% Notes and the 5.875% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (see Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital LLC, a wholly-owned subsidiary of Nexstar, and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 5.625% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

Nexstar Broadcasting’s outstanding 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

The 5.875% Notes are the only registered debt of Nexstar. However, the indentures governing the 5.625% Notes and the 6.125% Notes also require consolidating information that presents the guarantor information.

As discussed in Notes 2 and 3, Nexstar Broadcasting completed its acquisition of certain television stations from WVMH in January 2017. Additionally, Mission completed its acquisition of Parker, the owner of KFQX, in March 2017. These acquisitions were deemed to be changes in the reporting entities, thus the following condensed consolidating financial information were prepared as if Nexstar Broadcasting owned and operated the WVMH stations and Mission owned and operated Parker as of the earliest period presented.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$60,495	$2,561	$9,836	$-	$72,892
Accounts receivable	-	448,101	15,091	70,739	-	533,931
Amounts due from consolidated entities	-	219,758	92,460	-	(312,218)	-
Spectrum auction asset	-	416,376	-	25,233	-	441,609
Other current assets	-	26,012	1,373	6,363	-	33,748
Total current assets	-	1,170,742	111,485	112,171	(312,218)	1,082,180
Investments in subsidiaries	260,278	85,233	-	-	(345,511)	-
Amounts due from consolidated entities	969,353	182,631	-	75,500	(1,227,484)	-
Property and equipment, net	-	706,252	19,050	16,257	(75)	741,484
Goodwill	-	1,818,911	33,187	269,499	-	2,121,597
FCC licenses	-	1,835,830	43,102	144,009	-	2,022,941
Other intangible assets, net	-	1,315,823	17,629	133,065	-	1,466,517
Other noncurrent assets	-	77,654	5,630	5,097	-	88,381
Total assets	$1,229,631	$7,193,076	$230,083	$755,598	$(1,885,288)	$7,523,100
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$14,695	$2,320	$3,805	$-	$20,820
Accounts payable	-	30,232	770	5,046	-	36,048
Amounts due to consolidated entities	-	-	-	312,218	(312,218)	-
Other current liabilities	-	466,727	11,018	16,607	-	494,352
Total current liabilities	-	511,654	14,108	337,676	(312,218)	551,220
Debt	-	4,182,978	224,277	73,841	-	4,481,096
Amounts due to consolidated entities	-	969,563	-	258,131	(1,227,694)	-
Other noncurrent liabilities	-	1,229,438	9,660	30,885	-	1,269,983
Total liabilities	-	6,893,633	248,045	700,533	(1,539,912)	6,302,299
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,229,631	299,443	(17,962)	46,294	(345,376)	1,212,030
Noncontrolling interests in consolidated variable interest entities	-	-	-	8,771	-	8,771
Total liabilities and stockholders' equity (deficit)	$1,229,631	$7,193,076	$230,083	$755,598	$(1,885,288)	$7,523,100

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$75,830	$6,478	$5,372	$-	$87,680
Accounts receivable	-	184,921	12,332	20,805	-	218,058
Amounts due from consolidated entities	-	5,623	80,815	-	(86,438)	-
Other current assets	-	53,762	1,337	2,380	-	57,479
Total current assets	-	320,136	100,962	28,557	(86,438)	363,217
Investments in subsidiaries	256,391	38,259	-	-	(294,650)	-
Amounts due from consolidated entities	-	66,170	-	-	(66,170)	-
Property and equipment, net	-	244,623	19,564	12,041	(75)	276,153
Goodwill	-	380,164	33,187	59,953	-	473,304
FCC licenses	-	468,963	43,102	30,459	-	542,524
Other intangible assets, net	-	258,502	17,922	48,313	-	324,737
Restricted cash	-	901,080	-	-	-	901,080
Other noncurrent assets	-	72,070	11,144	1,856	-	85,070
Total assets	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$19,759	$2,334	$6,000	$-	$28,093
Accounts payable	-	16,234	524	2,996	-	19,754
Amounts due to consolidated entities	-	-	-	86,438	(86,438)	-
Other current liabilities	-	118,049	9,017	14,665	-	141,731
Total current liabilities	-	154,042	11,875	110,099	(86,438)	189,578
Debt	-	2,045,827	221,431	47,068	-	2,314,326
Amounts due to consolidated entities	66,380	-	-	-	(66,380)	-
Other noncurrent liabilities	-	152,114	9,832	15,881	-	177,827
Total liabilities	66,380	2,351,983	243,138	173,048	(152,818)	2,681,731
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	190,011	289,290	(21,257)	5,612	(294,515)	169,141
Noncontrolling interest in a consolidated variable interest entity	-	108,694	4,000	2,519	-	115,213
Total liabilities and stockholders' equity (deficit)	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$474,146	$17,908	$48,263	$-	$540,317
Revenue between consolidated entities	-	14,070	8,822	(1,823)	(21,069)	-
Net revenue	-	488,216	26,730	46,440	(21,069)	540,317
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	178,757	9,020	30,991	(39)	218,729
Selling, general, and administrative expenses, excluding depreciation and amortization	-	163,845	973	11,650	(2,166)	174,302
Local service agreement fees between consolidated entities	-	10,206	4,500	4,158	(18,864)	-
Amortization of broadcast rights	-	21,461	1,398	1,608	-	24,467
Amortization of intangible assets	-	41,366	636	6,156	-	48,158
Depreciation	-	20,070	588	1,568	-	22,226
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	377,989	17,115	56,131	(21,069)	430,166
Income (loss) from operations	-	110,227	9,615	(9,691)	-	110,151
Interest expense, net	-	(75,580)	(2,650)	(1,007)	-	(79,237)
Loss on extinguishment of debt	-	(29,445)	(2,133)	(226)	-	(31,804)
Other income (expenses)	-	324	-	(431)	-	(107)
Equity in income of subsidiaries	3,124	-	-	-	(3,124)	-
Income (loss) before income taxes	3,124	5,526	4,832	(11,355)	(3,124)	(997)
Income tax benefit (expense)	-	3,861	(1,881)	3,961	-	5,941
Net income	3,124	9,387	2,951	(7,394)	(3,124)	4,944
Net loss attributable to noncontrolling interests	-	-	-	1,105	-	1,105
Net income (loss) attributable to Nexstar	$3,124	$9,387	$2,951	$(6,289)	$(3,124)	$6,049

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$215,576	$15,160	$24,922	$-	$255,658
Revenue between consolidated entities	-	8,605	9,201	2,699	(20,505)	-
Net revenue	-	224,181	24,361	27,621	(20,505)	255,658
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	68,536	7,487	14,110	(10)	90,123
Selling, general, and administrative expenses, excluding depreciation and amortization	-	63,578	907	4,798	(1,118)	68,165
Local service agreement fees between consolidated entities	-	10,772	4,500	4,105	(19,377)	-
Amortization of broadcast rights	-	12,393	1,392	1,019	-	14,804
Amortization of intangible assets	-	7,308	605	4,166	-	12,079
Depreciation	-	11,184	607	767	-	12,558
Total operating expenses	-	173,771	15,498	28,965	(20,505)	197,729
Income (loss) from operations	-	50,410	8,863	(1,344)	-	57,929
Interest expense, net	-	(17,940)	(2,313)	(401)	-	(20,654)
Other expenses	-	(136)	-	-	-	(136)
Equity in income of subsidiaries	17,715	-	-	-	(17,715)	-
Income (loss) before income taxes	17,715	32,334	6,550	(1,745)	(17,715)	37,139
Income tax (expense) benefit	-	(13,051)	(2,508)	694	-	(14,865)
Net income (loss)	17,715	19,283	4,042	(1,051)	(17,715)	22,274
Net loss attributable to noncontrolling interests	-	-	-	(547)	-	(547)
Net income (loss) attributable to Nexstar	$17,715	$19,283	$4,042	$(1,598)	$(17,715)	$21,727

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$(27,909)	$(4,212)	$11,116	$-	$(21,005)

Cash flows from investing activities:
Purchases of property and equipment	-	(12,381)	(74)	(1,459)	-	(13,914)
Deposits and payments for acquisitions	-	(2,970,394)	(800)	-	-	(2,971,194)
Proceeds from sale of stations	-	481,944	-	-	-	481,944
Other investing activities	-	5,467	-	-	-	5,467
Net cash used in investing activities	-	(2,495,364)	(874)	(1,459)	-	(2,497,697)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,697,106	230,840	53,915	-	3,981,861
Repayments of long-term debt	-	(1,041,607)	(225,892)	(53,300)	-	(1,320,799)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Common stock dividends paid	(14,106)	-	-	-	-	(14,106)
Payments for debt financing costs	-	(47,578)	(3,779)	-	-	(51,357)
Inter-company payments	15,123	(15,123)	-	-	-	-
Other financing activities	(1,017)	91	-	(5,808)	-	(6,734)
Net cash provided by (used in) financing activities	-	2,507,938	1,169	(5,193)	-	2,503,914
Net (decrease) increase in cash and cash equivalents	-	(15,335)	(3,917)	4,464	-	(14,788)
Cash and cash equivalents at beginning of period	-	75,830	6,478	5,372	-	87,680
Cash and cash equivalents at end of period	$-	$60,495	$2,561	$9,836	$-	$72,892

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$56,317	$(2,389)	$(2,273)	$-	$51,655

Cash flows from investing activities:
Purchases of property and equipment	-	(7,038)	(57)	(646)	-	(7,741)
Deposits and payments for acquisitions	-	(103,971)	-	-	-	(103,971)
Other investing activities	-	160	-	-	-	160
Net cash used in investing activities	-	(110,849)	(57)	(646)	-	(111,552)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(19,262)	(585)	(1,050)	-	(20,897)
Common stock dividends paid	(7,355)	-	-	-	-	(7,355)
Inter-company payments	7,355	(7,355)	-	-	-	-
Other financing activities	-	(446)	-	-	-	(446)
Net cash provided by (used in) financing activities	-	30,937	(585)	(1,050)	-	29,302
Net decrease in cash and cash equivalents	-	(23,595)	(3,031)	(3,969)	-	(30,595)
Cash and cash equivalents at beginning of period	-	27,492	4,361	11,563	-	43,416
Cash and cash equivalents at end of period	$-	$3,897	$1,330	$7,594	$-	$12,821

12.  Subsequent Events

On April 18, 2017, Nexstar prepaid $25.0 million of the outstanding principal balance under its Term Loan A, funded by cash on hand.

On April 20, 2017, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.30 per share of its Class A common stock. The dividend is payable on May 26, 2017 to stockholders of record on May 12, 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

As a result of our deemed controlling financial interests in Mission, White Knight, Marshall, Shield, Vaughan, Tamer and Super Towers in accordance with U.S. GAAP, we consolidate their financial position, results of operations and cash flows as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2017 Highlights

•

Net revenue during the first quarter of 2017 increased by $284.7 million, or 111.3% compared to the same period in 2016. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations of $290.5 million and an increase in retransmission compensation on our legacy stations of $17.2 million. These were partially offset by decreases in revenue resulting from station divestitures of $7.5 million.

•	During the first quarter of 2017, our Board of Directors declared dividends of $0.30 per share of Nexstar’s outstanding common stock, or total dividend payments of $14.1 million.

Acquisitions and Dispositions

	Acquisition Date	Purchase Price
Media General	January 17, 2017	$4.3 billion in cash, common stock, stock options and the CVR	71 full power television stations in 42 markets (net of seven full power stations divested)
West Virginia	1st closing on January 4, 2016 2nd closing on January 31, 2017	$130.1 million in cash, of which $66.9 million was paid on the 2nd closing	Three CBS and one NBC affiliated full power television stations in four markets.

On January 17, 2017, we completed our previously announced Merger with Media General, which owned, operated, or serviced 78 full power television stations in 48 markets. Total consideration at closing included $1.376 billion in cash consideration to stockholders of Media General, $1.031 billion issuance of Nexstar Common Stock, $1.658 billion repayment of certain then-existing debt of Media General, including premium and accrued interest, $10.7 million in replacement stock options and the CVR of $265.0 million. Concurrent with the closing of the Merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million. We sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million.

The cash portion of the Merger, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the divestitures and new borrowings (see debt transactions below).

Debt transactions

•

Simultaneously with the closing of the Merger on January 17, 2017, the Company issued new term loans and revolving loans under new senior secured credit facilities, including (i) $2.75 billion in new senior secured Term Loan B, issued at 99.49%, due 2024, (ii) $51.3 million in new senior secured Term Loan A, issued at 99.25%, due 2018, (iii) $293.9 million in new senior secured Term Loan A, issued at 99.34%, due 2022, and (iv) $175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing. The proceeds from these new term loans and revolving loans, together with Nexstar’s proceeds from the previously issued $900.0 million 5.625% Notes at par, the net proceeds from certain station divestitures and cash on hand, were used to fund the Merger described above and the refinancing of Nexstar’s, Mission’s and Marshall’s certain then existing term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and to pay for related fees and expenses.

•

In connection with the Merger, we assumed the $400.0 million 5.875% Notes due 2022 previously issued by LIN TV. Additionally, we consolidated Shield’s senior secured credit facility with an outstanding Term Loan A principal balance of $24.8 million, due 2022. We also guarantee these debt obligations.

•

On February 27, 2017, we called the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438% of the principal plus any accrued and unpaid interest, funded by the new borrowings described above.

•	In February and March 2017, we prepaid a total of $125.0 million in principal balance under our newly issued Term Loan B, funded by cash on hand.

See also Notes 3 and 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information with respect to the above transactions.

Overview of Operations

As of March 31, 2017, we owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight, Tamer, Vaughan, Shield and Super Towers. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities. Similarly, Mission is a guarantor of our 6.125% Notes, 5.625% Notes, but does not guarantee our 5.875% Notes. Marshall and Shield does not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight, Shield, Vaughan, Tamer and Super Towers, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Tamer, Vaughan, Shield and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each these entities’ stations, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers maintains complete responsibility for and control over programming, finances and personnel for their stations.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. If the Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. We have filed a petition requesting the FCC to reconsider the JSA attribution rule.

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

Seasonality

Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2017 is not an election year or an Olympic year, we expect a decrease in advertising revenues to be reported in 2017 compared to 2016.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended March 30,
	2017		2016
	Amount	%	Amount	%
Local	$202,430	35.8	$93,767	35.7
National	77,711	13.7	35,450	13.5
Political	1,995	0.4	11,754	4.5
Retransmission compensation	231,895	41.0	97,313	37.1
Digital	46,705	8.3	22,533	8.6
Other	4,461	0.8	1,605	0.6
Total gross revenue	565,197	100.0	262,422	100.0
Less: Agency commissions	(37,322)		(18,181)
Net broadcast revenue	527,875		244,241
Trade and barter revenue	12,442		11,417
Net revenue	$540,317		$255,658

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 30,
	2017		2016
	Amount	%	Amount	%
Net revenue	$540,317	100.00	$255,658	100.00
Operating expenses:
Corporate expenses	64,399	11.90	15,811	6.20
Direct operating expenses, net of trade	216,060	40.00	87,946	34.40
Selling, general and administrative expenses, excluding corporate	109,903	20.30	52,354	20.50
Trade and barter expense	12,900	2.40	11,344	4.40
Depreciation	22,226	4.10	12,558	4.90
Amortization of intangible assets	48,158	8.90	12,079	4.70
Amortization of broadcast rights, excluding barter	14,236	2.70	5,637	2.20
Gain on disposal of stations, net	(57,716)	(10.70)	-	-
Total operating expenses	430,166		197,729
Income from operations	$110,151		$57,929

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Gross local advertising revenue was $202.4 million for the three months ended March 31, 2017, compared to $93.8 million for the same period in 2016, an increase of $108.7 million, or 115.9%. Gross national advertising revenue was $77.7 million for the three months ended March 31, 2017, compared to $35.4 million for the same period in 2016, an increase of $42.3 million, or 119.2%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $160.3 million, less decreases in revenue resulting from station divestitures of $4.1 million. Our legacy stations’ local and national advertising revenue decreased by $5.3 million during the three months ended March 31, 2017 compared to the same period in 2016. Our largest advertiser category, automobile, represented approximately 26% of our local and national advertising revenue for each of the three months ended March 31, 2017 and 2016, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 3% during the quarter. The other categories representing our top five were radio/TV/cable/newspaper and attorneys, which increased in 2017, fast food/restaurants, which decreased in 2017, and furniture which was flat during the quarter.

Gross political advertising revenue was $2.0 million for the three months ended March 31, 2017, compared to $11.8 million for the same period in 2016, a decrease of $9.8 million, as 2017 is not an election year.

Retransmission compensation was $231.9 million for the three months ended March 31, 2017, compared to $97.3 million for the same period in 2016, an increase of $134.6 million, or 138.3%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $120.2 million and an increase on our legacy stations revenue of $17.2 million, primarily related to the 2016 renewals of contracts providing for higher rates per subscriber. These increases were partially offset by decreases in revenue resulting from station divestitures of $2.8 million.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $46.7 million for the three months ended March 31, 2017, compared to $22.5 million for the same period in 2016, an increase of $24.2 million, or 107.3%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $26.0 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $64.4 million for the three months ended March 31, 2017, compared to $15.8 million for the same period in 2016, an increase of $48.6 million. This was primarily attributable to one-time transaction expenses, including legal and professional fees, severance and bonuses, associated with our acquisitions of $47.7 million, and an increase in stock-based compensation resulting from new equity incentive awards of $1.7 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $326.0 million for the three months ended March 31, 2017, compared to $140.3 million for the same period in 2016, an increase of $185.7 million. The increase was primarily due to expenses of our newly acquired stations and entities of $180.9 million, and an increase in programming costs for our legacy stations of $11.0 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years. These increases were partially offset by $2.6 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $22.2 million for the three months ended March 31, 2017, compared to $12.6 million for the same period in 2016, an increase of $9.7 million, or 77.0%. The increase was primarily due to the acquisition of new assets through our merger with Media General.

Amortization of intangible assets was $48.2 million for the three months ended March 31, 2017, compared to $12.1 million for the same period in 2016, an increase of $36.1 million. The increase was primarily due to the acquisition of new intangible assets through our Merger with Media General.

Amortization of broadcast rights, excluding barter was $14.2 million for the three months ended March 31, 2017, compared to $5.6 million for the same period in 2016, an increase of $8.6 million, primarily attributable to our acquisition of new broadcast rights through our Merger with Media General.

In connection with our Merger with Media General, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. we sold the Media General stations for a total consideration of $427.6 million and we sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million.

Interest Expense, net

Interest expense, net was $79.2 million for the three months ended March 31, 2017, compared to $20.7 million for the same period in 2016, an increase of $58.6 million, primarily attributable to interest on new borrowings, net of decreases in interest resulting from redemptions, and one-time fees associated with the financing of our acquisitions.

Loss on Extinguishment of Debt

In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%, refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $125.0 million principal balance under our new term loans. These resulted in loss on debt extinguishment of $31.8 million, representing premiums paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt extinguishments.

Income Taxes

Income tax benefit was $5.9 million for the three months ended March 31, 2017, compared to income tax expense of $14.9 million for the same period in 2016. The effective tax rates were 595.9% and 40% for each of the respective periods. In 2017, we recognized the tax impact of the divested stations we previously owned which resulted in an income tax benefit of $8.3 million, or an 833.8% increase to the effective tax rate. The income tax benefit was primarily the result of proceeds received which will not be subject to taxation. Prior year transaction costs attributable to our Merger with Media General were determined to be nondeductible for tax purposes resulting in an income tax expense of $1.7 million in 2017, or a 172.4% decrease in the effective tax rate. Our Media General acquisition and the subsequent liquidation of Media General legal entities increased our blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 150.1% decrease to the effective tax rate. We also adopted the FASB Accounting Standards Update No. 2016-09 as of January 1, 2017 which now requires excess tax benefits and tax deficiencies related to stock-based compensation to be recognized within income tax expense. As such, we recognized an income tax benefit related to stock option exercises and the vesting of restricted stock units of $1.1 million, or a 107.4% increase to the effective rate.

Liquidity and Capital Resources

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months as of the filing date of this Quarterly Report on Form 10-Q. In order to meet future cash needs the Company may, from time to time, borrow under its existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of its existing debt arrangements permit. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(21,005)	$51,655
Net cash used in investing activities	(2,497,697)	(111,552)
Net cash provided by financing activities	2,503,914	29,302
Net decrease in cash and cash equivalents	$(14,788)	$(30,595)
Cash paid for interest	$74,677	$14,813
Cash paid for income taxes, net of refunds	$3,605	$5,978

	As of	As of
	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$72,892	$87,680
Long-term debt including current portion	4,501,916	2,342,419
Unused revolving loan commitments under senior secured credit facilities(1)	172,000	103,000

(1)	Based on covenant calculations as of March 31, 2017, all of the $172.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows used in operating activities was $21.0 million during the three months ended March 31, 2017, compared to the net cash provided by operating activities of $51.7 million for the same period in 2016. This was primarily due to an increase in cash paid for interest of $60.0 million, timing of payments to vendors of $54.8 million and an increase in payments for broadcast rights of $7.1 million. These transactions were partially offset by increase in net revenue (excluding trade and barter) of $283.6 million less an increase in station and corporate operating expenses (excluding stock compensation and other non-cash station operating expenses) of $233.0 million.

Cash paid for interest increased by $60.0 million during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to interest on new borrowings (net of redemptions) and one-time fees associated with the financing of our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $2.386 billion during the three months ended March 31, 2017 compared to the same period in 2016. In 2017, we completed our Merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.8 million of cash acquired through the Merger. In connection with the Merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. These were partially offset by $481.9 million net proceeds from station divestitures. In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million.

Capital expenditures during the three months ended March 31, 2017 increased by $6.2 million compared to the same period in 2016, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $2.475 billion during the three months ended March 31, 2017 compared to the same period in 2016.

In 2017, the Company borrowed new term loans, net of debt discount, of $3.079 billion, drew $3.0 million under a new revolving loan and received the gross proceeds from our $900.0 million 5.625% Notes previously deposited in an escrow account. We also received $2.8 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term loans and revolving loan of Nexstar, Mission and Marshall with an aggregate principal of $670.8 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, prepayment of $125.0 outstanding principal balances under our new term loans, payments for debt financing costs associated with our new term loans and new revolving loan of $51.4 million, payments to acquire the remaining assets of stations previously owned by WVMH of $66.9 million, payments of dividends to our common stockholders of $14.1 million ($0.30 per share each quarter), payments for contingent consideration related to an entity acquired in October 2015 of $5.0 million and cash payment for taxes in exchange for shares of Nexstar Common stock withheld of $3.9 million.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. This was partially offset by repayments of outstanding obligations under our revolving credit facility of $16.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $4.9 million, payments of dividends to our common stockholders of $7.4 million ($0.24 per share each quarter) and payments for capital lease obligations of $0.3 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2017, we, Mission, Marshall, Shield, and LIN had total combined debt of $4.5 billion, net of financing costs and discounts, which represented 78.8% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 18, 2017, we prepaid $25.0 million of the outstanding principal balance under our newly issued Term Loan A, funded by cash on hand.

On April 20, 2017, our Board of Directors declared a quarterly dividend of $0.30 per share of our Class A common stock. The dividend is payable on May 26, 2017 to stockholders of record on May 12, 2017.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2017 (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$2,686,900	$11,021	$35,268	$51,433	$2,589,178
Mission senior secured credit facility	232,000	1,740	4,640	4,640	220,980
Marshall senior secured credit facility	54,300	1,924	52,376	-	-
Shield senior secured credit facility	24,800	930	2,976	4,340	16,554
5.875% senior unsecured notes due 2022	400,000	-	-		400,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,573,000	$15,615	$95,260	$60,413	$4,401,712

We make semiannual interest payments on our $275.0 million 6.125% Notes on February 15 and August 15 of each year. We make semiannual interest payments on the 5.625% Notes on February 1 and August 1 of each year. We also make semiannual payments on the 5.875% Notes on May 15 and November 15 of each year. Interest payments on our, Mission’s, Marshall’s, and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s, Marshall’s, and Shield’s senior secured credit facilities, as well as the indentures governing our 6.125% Notes, 5.625% Notes, and the 5.875% Notes, limit, but do not prohibit us, Mission, Marshall, or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning on June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall, and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2017, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next twelve months from March 31, 2017.

No Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of March 31, 2017, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$2,686,900	$11,021	$35,268	$51,433	$2,589,178
Mission senior secured credit facility	232,000	1,740	4,640	4,640	220,980
Marshall senior secured credit facility	54,300	1,924	52,376	-	-
Shield senior secured credit facility	24,800	930	2,976	4,340	16,554
5.875% senior unsecured notes due 2022	400,000	-	-	-	400,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
Cash interest on debt(1)	1,351,509	157,622	414,486	409,988	369,413
Network affiliation agreements	810,425	159,220	437,131	214,074	-
Broadcast rights current cash commitments(2)	18,602	5,852	8,845	3,905	-
Broadcast rights future cash commitments	113,690	40,919	61,301	11,254	216
Executive employee contracts(3)	43,593	13,485	22,851	7,257	-
Estimated benefit payments from Company assets(4)	54,500	4,400	11,700	11,400	27,000
Operating lease obligations	125,195	15,550	34,179	26,125	49,341
Capital lease obligations	27,465	1,348	3,543	3,596	18,978
Other	54,340	26,535	26,707	1,098	-
	$7,172,319	$440,546	$1,116,003	$749,110	$4,866,660

(1)	Estimated interest payments due, as if all debt outstanding as of March 31, 2017, remained outstanding until maturity, based on interest rates in effect at March 31, 2017.
(2)	Excludes broadcast rights barter payable commitments recorded on the Condensed Consolidated Financial Statements as of March 31, 2017 in the amount of $22.6 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.
(4)

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets (i.e. SERP, Excess Plan and OPEB) which includes no expected contribution to the qualified pension plans in 2017.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Management believes that as of March 31, 2017, there has been no material change to this information.

Upon consummation of the Merger on January 17, 2017, Media General’s critical accounting policies were conformed to Nexstar’s critical accounting policies. However, Media General’s historical accounting policy related to pension plans and postretirement benefits has been adopted.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The key assumptions used in developing the required estimates includes, discount rates, expected return on plan assets, mortality rates, health care cost trends, retirement rates and expected contributions. The expected rate of return on plan assets is 7.25%.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations.

The term loan borrowings at March 31, 2017 under the Company’s senior secured credit facilities bear interest rates ranging from 3.4% to 3.9%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.4% at March 31, 2017. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2017 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $30.0 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2017. An increase of 50 basis points in LIBOR would result in a $15.0 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $29.5 million and $15.0 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2017, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2017, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1

Third Supplemental Indenture, dated as of March 17, 2017, by and among Nexstar Broadcasting, Inc., a Delaware corporation, as successor to LIN Television Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee.*

10.1	Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Timothy C. Busch and Nexstar Media Group, Inc.*
10.2	Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Brian Jones and Nexstar Media Group, Inc.*
10.3	Amendment to the Executive Employment Agreement, dated as of January 23, 2017, between Thomas M. O’Brien and Nexstar Media Group, Inc.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2017 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: May 10, 2017