Form 10-Q
period 2017-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2017-08-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 7, 2017, the registrant had 46,218,124 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$85,902	$87,680
Accounts receivable, net of allowance for doubtful accounts of $18,337 and $5,805, respectively	503,119	218,058
Spectrum auction asset	459,004	-
Restricted cash	-	26,719
Prepaid expenses and other current assets	30,490	30,760
Total current assets	1,078,515	363,217
Property and equipment, net	738,727	276,153
Goodwill	2,145,868	473,304
FCC licenses	1,831,341	542,524
Other intangible assets, net	1,606,025	324,737
Restricted cash	-	901,080
Other noncurrent assets, net	69,141	85,070
Total assets(1)	$7,469,617	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$57,860	$28,093
Current portion of broadcast rights payable	16,402	16,512
Accounts payable	27,932	19,754
Accrued expenses	200,319	71,315
Taxes payable	171,635	-
Interest payable	34,653	44,190
Contingent consideration liability	275,352	-
Other current liabilities	10,295	9,714
Total current liabilities	794,448	189,578
Debt	4,377,670	2,314,326
Deferred tax liabilities	886,644	132,008
Other noncurrent liabilities	207,309	45,819
Total liabilities(1)	6,266,071	2,681,731
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2017 and December 31, 2016	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 46,218,124 shares outstanding as of June 30, 2017 and 31,621,369 shares issued, 30,744,625 shares outstanding as of December 31, 2016	473	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2017 and December 31, 2016	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	1,380,035	386,921
Accumulated deficit	(125,433)	(176,583)
Treasury stock - at cost; 1,073,339 and 876,744 shares at June 30, 2017 and December 31, 2016, respectively	(64,763)	(41,513)
Total Nexstar Media Group, Inc. stockholders' equity	1,190,312	169,141
Noncontrolling interests in consolidated variable interest entities	13,234	115,213
Total stockholders' equity	1,203,546	284,354
Total liabilities and stockholders' equity	$7,469,617	$2,966,085

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of June 30, 2017 and December 31, 2016 include certain assets held by consolidated VIEs of $470.8 million and $226.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of June 30, 2017 and December 31, 2016 include certain liabilities of consolidated VIEs of $61.4 million and $39.2 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$626,115	$261,994	$1,166,432	$517,652
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	252,610	92,935	471,339	183,058
Selling, general, and administrative expenses, excluding depreciation and amortization	144,285	65,772	318,587	133,937
Amortization of broadcast rights	25,686	15,222	50,153	30,026
Amortization of intangible assets	38,557	11,319	86,715	23,398
Depreciation	26,292	12,739	48,518	25,297
Gain on disposal of stations, net	-	-	(57,716)	-
Total operating expenses	487,430	197,987	917,596	395,716
Income from operations	138,685	64,007	248,836	121,936
Interest expense, net	(55,685)	(20,577)	(134,922)	(41,231)
Loss on extinguishment of debt	(1,323)	-	(33,127)	-
Other expenses	(900)	(147)	(1,007)	(283)
Income before income taxes	80,777	43,283	79,780	80,422
Income tax expense	(32,322)	(18,484)	(26,381)	(33,349)
Net income	48,455	24,799	53,399	47,073
Net income attributable to noncontrolling interests	(4,463)	(270)	(3,358)	(817)
Net income attributable to Nexstar Media Group, Inc.	$43,992	$24,529	$50,041	$46,256
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$0.94	$0.80	$1.10	$1.51
Diluted	$0.91	$0.78	$1.07	$1.46
Weighted average number of common shares outstanding:
Basic	46,931	30,680	45,573	30,669
Diluted	48,195	31,620	46,815	31,579

Dividends declared per common share	$0.30	$0.24	$0.60	$0.48

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2016	-	$-	31,621,369	$316	-	$-	-	$-	$386,921	$(176,583)	(876,744)	$(41,513)	$115,213	$284,354
Adjustment to adopt ASU 2016-16	-	-	-	-	-	-	-	-	-	764	-	-	-	764
Issuance/reissuance of stock in connection with the Merger	-	-	15,670,094	157	-	-	-	-	1,007,956	-	560,316	23,330	-	1,031,443
Stock option replacement awards in connection with the Merger	-	-	-	-	-	-	-	-	10,702	-	-	-	-	10,702
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,001,640)	(58,294)	-	(58,294)
Stock-based compensation expense	-	-	-	-	-	-	-	-	11,309	-	-	-	-	11,309
Vesting of restricted stock units and exercise of stock options	-	-	-	-	-	-	-	-	(8,585)	-	244,729	11,714	-	3,129
Common stock dividends declared	-	-	-	-	-	-	-	-	(28,268)	-	-	-	-	(28,268)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	345	-	-	(4,000)	(3,655)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(243)	(243)
Net income (loss)	-	-	-	-	-	-	-	-	-	50,041	-	-	3,358	53,399
Balances as of June 30, 2017	-	$-	47,291,463	$473	-	$-	-	$-	$1,380,035	$(125,433)	(1,073,339)	$(64,763)	$13,234	$1,203,546

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$53,399	$47,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debt	4,081	1,394
Amortization of broadcast rights, excluding barter	29,997	11,857
Depreciation of property and equipment	48,518	25,297
Amortization of intangible assets	86,715	23,398
Gain on asset disposal, net	(58,595)	(269)
Amortization of debt financing costs and debt discounts	5,157	1,900
Loss on extinguishment of debt	33,127	-
Stock-based compensation expense	11,309	6,089
Deferred income taxes	(185,535)	19,013
Payments for broadcast rights	(29,479)	(11,838)
Deferred gain recognition	(241)	(218)
Amortization of deferred representation fee incentive	(594)	(583)
Change in the fair value of contingent consideration	-	2,091
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	13,258	(14,415)
Prepaid expenses and other current assets	32,178	(7,342)
Other noncurrent assets	(70)	174
Accounts payable, accrued expenses and other current liabilities	(29,685)	5,709
Taxes payable	154,291	127
Interest payable	(22,331)	117
Other noncurrent liabilities	(7,618)	(189)
Net cash provided by operating activities	137,882	109,385
Cash flows from investing activities:
Purchases of property and equipment	(27,691)	(15,035)
Payments for acquisitions, net of cash acquired	(2,971,194)	(103,969)
Withdrawal of interest previously deposited in escrow	5,063	-
Proceeds from sale of stations	481,944	-
Proceeds from disposals of property and equipment	14,575	335
Net cash used in investing activities	(2,497,303)	(118,669)
Cash flows from financing activities:
Proceeds from long-term debt	3,981,861	58,000
Repayments of long-term debt	(1,390,798)	(48,076)
Premium paid on debt extinguishment	(18,050)	-
Payments for debt financing costs	(51,357)	(100)
Purchase of treasury stock	(58,294)	-
Proceeds from exercise of stock options	3,303	213
Common stock dividends paid	(28,268)	(14,716)
Purchase of noncontrolling interests	(66,901)	(100)
Distribution to a noncontrolling interest	(243)	-
Payments for contingent consideration in connection with an acquisition	(5,000)	-
Cash paid for shares withheld for taxes	(4,032)	-
Payments for capital lease obligations	(4,578)	(2,171)
Net cash provided by financing activities	2,357,643	(6,950)
Net decrease in cash and cash equivalents	(1,778)	(16,234)
Cash and cash equivalents at beginning of period	87,680	43,416
Cash and cash equivalents at end of period	$85,902	$27,182
Supplemental information:
Interest paid	$117,646	$39,214
Income taxes paid, net of refunds	$51,972	$23,682
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3,325	$2,161
Noncash purchases of property and equipment	$9,937	$709
Accrued debt financing costs	$-	$542
Issuance/reissuance of Class A Common Stock in connection with the Merger	$1,031,443	$-
Stock option replacement awards in connection with the Merger	$10,702	$-
Contingent consideration payable in connection with the Merger	$275,352	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of June 30, 2017, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV, and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned and/or operated by independent third parties.

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

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	June 30,	December 31,
	2017	2016
Current assets	$52,540	$3,638
Property and equipment, net	8,506	6,944
Goodwill	144,479	46,465
FCC licenses	177,311	114,791
Other intangible assets, net	84,080	53,747
Other noncurrent assets, net	3,931	613
Total assets	470,847	226,198

Current liabilities	23,173	12,606
Noncurrent liabilities	38,261	26,590
Total liabilities	$61,434	$39,196

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Nexstar had a variable interest in Parker Broadcasting of Colorado, LLC (“Parker”), the owner of station KFQX, pursuant to a TBA which Nexstar assumed effective June 13, 2014. Nexstar evaluated the business arrangement with Parker as of this date and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated Parker as of June 13, 2014. On March 31, 2017, Mission acquired the outstanding equity of Parker and effectively acquired Parker’s TBA with Nexstar. Thus, Nexstar no longer has a variable interest in Parker and deconsolidated its accounts. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a controlling financial interest in KFQX and, therefore, continued to consolidate this station. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2017 with Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers:

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

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$14,417	$7,302
Accounts receivable, net	27,295	20,553
Prepaid expenses and other current assets	31,003	3,353
Total current assets	72,715	31,208
Property and equipment, net	27,077	29,984
Goodwill	177,666	98,107
FCC licenses	177,311	114,791
Other intangible assets, net	101,069	87,668
Other noncurrent assets, net	7,455	13,233
Total assets	$563,293	$374,991

Current liabilities:
Current portion of debt	$57,860	$8,334
Interest payable	397	1,031
Other current liabilities	23,173	12,606
Total current liabilities	81,430	21,971
Debt	246,784	268,499
Other noncurrent liabilities	38,840	26,590
Total liabilities	$367,054	$317,060

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

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. Under the local service agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of Cunningham from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. There were no significant transactions that arise from Nexstar’s outsourcing agreement with Cunningham.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	46,931	30,680	45,573	30,669
Dilutive effect of equity incentive plan instruments	1,264	940	1,242	910
Weighted average shares outstanding - diluted	48,195	31,620	46,815	31,579

Stock options and restricted stock units to acquire a weighted average of 27,000 shares and 260,000 shares for the three months ended June 30, 2017 and 2016, respectively, and 289,000 shares and 590,000 shares during the six months ended June 30, 2017 and 2016, respectively, of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has applied the change in accounting as of January 1, 2017 and excess tax benefits and tax deficiencies related to stock-based compensation are now recognized within income tax expense. Additionally, excess tax benefits are now classified along with other income tax cash flows as an operating activity in the condensed consolidated statements of cash flows. As such, the amounts previously reported as cash flows from operating activities were increased by $13.2 million and the amount previously reported as cash flows from financing activities were decreased by $13.2 million in the Condensed Consolidated Statement of Cash Flows during the six months ended June 30, 2016. The change in accounting principle did not impact the Company’s stockholders’ equity.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The new guidance is required to be applied on a prospective basis and as such, the Company will use the simplified test in its annual fourth fiscal quarter testing or more often if circumstances indicate a potential impairment may exist, or if events have affected the composition of reporting units. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The effective date will be the first quarter of fiscal year 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Market Rank	Market	Station	Affiliation
Nexstar:
6	San Francisco, CA	KRON	MyNetworkTV
11	Tampa, FL	WFLA/WTTA	NBC/MyNetworkTV
24	Raleigh, NC	WNCN	CBS
25	Portland, OR	KOIN	CBS
27	Indianapolis, IN	WISH/WNDY	The CW/MyNetworkTV
29	Nashville, TN	WKRN	ABC
30	New Haven, CT	WTNH/WCTX	ABC/MyNetworkTV
32	Columbus, OH	WCMH	NBC
37	Spartanburg, SC	WSPA/WYCW	CBS/The CW
39	Austin, TX	KXAN/KBVO	NBC/MyNetworkTV
42	Portsmouth, VA	WAVY/WVBT	NBC/FOX
43	Harrisburg, PA	WHTM	ABC
44	Grand Rapids, MI	WOOD/WOTV	NBC/ABC
45	Birmingham, AL	WIAT	CBS
48	Albuquerque, NM	KRQE/KREZ/KBIM	CBS
52	Providence, RI	WPRI	CBS
53	Buffalo, NY	WIVB/WNLO	CBS/The CW
55	Richmond, VA	WRIC	ABC
59	Albany, NY	WTEN/WCDC	ABC/ABC
60	Mobile, AL	WKRG/WFNA	CBS/The CW
62	Knoxville, TN	WATE	ABC
64	Dayton, OH	WDTN	NBC
65	Honolulu, HI	KHON/KHAW/KAII	FOX/FOX/FOX
66	Wichita, KS	KSNW/KSNC/KSNG/KSNK	NBC
88	Colorado Springs, CO	KXRM	FOX
91	Savannah, GA	WSAV	NBC
94	Charleston, SC	WCBD	NBC
95	Jackson, MS	WJTV	CBS
98	Tri-Cities, TN-VA	WJHL	CBS
100	Greenville, NC	WNCT	CBS
102	Florence, SC	WBTW	CBS
109	Sioux Falls, SD	KELO/KDLO/KPLO	CBS
110	Ft. Wayne, IN	WANE	CBS
111	Augusta, GA	WJBF	ABC
113	Lansing, MI	WLNS	CBS
114	Springfield, MA	WWLP	NBC
115	Youngstown, OH	WKBN	CBS
120	Lafayette, LA	KLFY	CBS
127	Columbus, GA	WRBL	CBS
135	Topeka, KS	KSNT	NBC
168	Hattiesburg, MS	WHLT	CBS
172	Rapid City, SD	KCLO	CBS
VIEs:
39	Austin, TX	KNVA	The CW
48	Alburquerque, NM	KASY/KRWB/KWBQ	MyNetworkTV/The CW/The CW
52	Providence, RI	WNAC	FOX
59	Albany, NY	WXXA	FOX
64	Dayton, OH	WDTN	NBC
113	Lansing, MI	WLAJ	ABC
115	Youngstown, OH	WYTV	ABC
135	Topeka, KS	KTKA	ABC

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

The following table summarizes the components of the total consideration paid, payable or issued on the Closing Date in connection with the Merger (in thousands):

Cash Consideration	$1,376,108
Nexstar Common Stock issued (15,670,094 shares)	995,835
Reissued Nexstar Common Stock from treasury (560,316 shares)	35,608
Stock option replacement awards (228,438 options)	10,702
Repayment of Media General debt, including premium and accrued interest	1,658,135
Contingent consideration liability (CVR)	275,352
$4,351,740

On July 21, 2017, the Company received the $479 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. Nexstar did not dispose the spectrum of its legacy stations.

The estimated net proceeds from the disposition of Media General’s spectrum in the FCC auction is $459.0 million which is calculated as gross proceeds, less estimated transaction expenses and repacking expenses as defined in the CVR agreement. The estimated fair value of the CVR is $275.4 million and is calculated as the estimated net proceeds, less taxes as defined in the CVR agreement. The first payments of the CVR to the holders, which represents majority of the estimated fair value, will be made at the end of August 2017.

The fair value measurements related to the disposition of Media General’s spectrum are considered Level 3 as significant inputs are unobservable to the market.

Concurrent with the closing of the Merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by Nexstar and seven of which were previously owned by Media General. Nexstar sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). Nexstar sold its stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar Divestitures”). The gain and loss recognized from these divestitures were included as a separate line item in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2017.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed (net of the effects of the Media General Divestitures but including the consolidation of the assets and liabilities of Shield, Tamer, Vaughan and Super Towers) are as follows (in thousands):

Cash and cash equivalents	$63,850
Accounts receivable	302,670
Spectrum auction asset	459,004
Prepaid expenses and other current assets	21,953
Property and equipment	483,785
FCC licenses	1,306,550
Network affiliation agreements	1,243,300
Other intangible assets	130,347
Goodwill	1,692,602
Other noncurrent assets	50,949
Total assets acquired and consolidated	5,755,010
Less: Accounts payable and accrued expenses	(189,466)
Less: Taxes payable	(17,344)
Less: Interest payable	(12,794)
Less: Debt	(434,270)
Less: Deferred tax liabilities	(946,402)
Less: Other noncurrent liabilities	(227,702)
Less: Noncontrolling interests in consolidated VIEs	(7,600)
Net assets acquired and consolidated	$3,919,432

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

During 2017, Nexstar recorded measurement period adjustments, including (i) the result of our ongoing valuation procedures on acquired intangible assets which decreased the FCC licenses by $191.6 million and increased the network affiliation agreements and other intangible assets by $174.6 million and $4.2 million, respectively, (ii) a change in the estimate of net proceeds from the disposition of Media General’s spectrum which increased the spectrum auction asset by $17.4 million, (iii) changes in the estimate of collectability of accounts receivable and various fair value assumptions, which decreased the estimated fair value of accounts receivable by $22.3 million, (iv) increase in goodwill of $24.3 million and decrease in deferred tax liabilities of $4.0 million due to the measurement period adjustments discussed in (i) through (iii), and (v) reclassifications from other noncurrent assets to prepaid expenses and other current assets and reclassifications among accounts payable and accrued expenses, taxes payable and other noncurrent liabilities. None of these measurement period adjustments had a material impact on the Company’s results of operations.

The acquisition’s net revenue of $652.5 million and operating income of $100.3 million from January 17, 2017 to June 30, 2017 have been included in the accompanying Condensed Consolidated Statements of Operations.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $2.5 million and $1.9 million, were expensed as incurred during the three months ended June 30, 2017 and 2016, respectively, and $50.1 million and $6.3 million during the six months ended June 30, 2017 and 2016, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

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

The stations’ net revenue of $25.0 million and operating income of $5.3 million during the six months ended June 30, 2017 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the six months ended June 30, 2016. No significant transaction costs were incurred during the six months ended June 30, 2017.

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

As discussed in Note 2, Nexstar had a variable interest in Parker and had consolidated this entity until Mission acquired Parker’s outstanding equity. Since Nexstar no longer has variable interests in Parker, its accounts were deconsolidated from Nexstar’s financial statements. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a controlling financial interest in KFQX and continued to consolidate this station. See Note 2 for more discussion on VIEs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$626,039	$591,663	$1,218,806	$1,157,207
Income before income taxes	85,162	72,242	120,622	11,651
Net income	51,098	42,260	78,013	29,748
Net income attributable to Nexstar	46,635	41,260	74,655	27,724
Net income per common share attributable to Nexstar - basic	$0.99	$0.88	$1.59	$0.59
Net income per common share attributable to Nexstar - diluted	$0.97	$0.86	$1.55	$0.58

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2017			December 31, 2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,888,753	$(401,252)	$1,487,501	$659,054	$(357,704)	$301,350
Other definite-lived intangible assets	1-15	218,653	(100,129)	118,524	89,404	(66,017)	23,387
Other intangible assets		$2,107,406	$(501,381)	$1,606,025	$748,458	$(423,721)	$324,737

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions, net of dispositions, as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2017, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2017 (in thousands):

Remainder of 2017	$67,798
2018	130,593
2019	126,919
2020	116,696
2021	112,383
2022	109,295
Thereafter	942,341
$1,606,025

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$534,557	$(61,253)	$473,304	$591,945	$(49,421)	$542,524
Acquisitions and consolidations of VIEs (See Notes 2 and 3)	1,693,224	-	1,693,224	1,308,089	-	1,308,089
Nexstar Divestitures (See Note 3)	(22,823)	2,861	(19,962)	(19,744)	2,011	(17,733)
Deconsolidation of a VIE	(698)	-	(698)	(1,539)		(1,539)
Balances as of June 30, 2017	$2,204,260	$(58,392)	$2,145,868	$1,878,751	$(47,410)	$1,831,341

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the six months ended June 30, 2017, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Compensation and related taxes	$39,452	$20,713
Network affiliation fees	89,484	30,153
Other	71,383	20,449
	$200,319	$71,315

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

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans in 2017:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost	$-	$-	$-	$-
Interest cost	3,913	157	7,174	287
Expected return on plan assets	(7,226)	-	(13,248)	-
Net periodic benefit (income) cost	$(3,313)	$157	$(6,074)	$287

The Company has no required contributions to its qualified retirement plan in 2017. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $4 million in 2017.

7.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Term loans, net of financing costs and discount of $59,997 and $6,592, respectively	$2,865,003	$662,206
Revolving loans	3,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,295	-	520,705
6.125% Senior unsecured notes due 2022, net of financing costs of $2,200 and $2,402, respectively	272,800	272,598
5.875% Senior unsecured notes due 2022, plus premium of $9,081	409,081	-
5.625% Senior unsecured notes due 2024, net of financing costs of $14,354 and $15,090, respectively	885,646	884,910
	4,435,530	2,342,419
Less: current portion	(57,860)	(28,093)
	$4,377,670	$2,314,326

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

•

$51.3 million in new senior secured Term Loan A, issued at 99.25%, due June 28, 2018 and $293.9 million in new senior secured Term Loan A, issued at 99.34%, due January 17, 2022 both payable in quarterly installments that increase over time from 1.25% to 2.5% of the principal; and

•

$175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing and due June 28, 2018. The remaining $172.0 million in unused revolving credit facilities have a maturity date of January 17, 2022.

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

Through June 2017, Nexstar prepaid a total of $170.0 million in principal balance under its newly issued Term Loan B, funded by cash on hand. These resulted in loss on extinguishment of debt of $3.7 million, representing write-off of unamortized debt financing costs and discounts. In April 2017, Nexstar prepaid $25.0 million under its newly issued Term Loan A, funded by cash on hand. This resulted in loss on extinguishment of debt of $0.4 million, representing write-off of unamortized debt financing costs and discounts.

As discussed in Note 15, the Company amended certain terms of its senior secured credit facilities, including its Term Loan A, Term Loan B and revolving credit facilities. The amendments are effective July 19, 2017.

Unused Commitments and Borrowing Availability

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2017, Nexstar was in compliance with its financial covenants. As discussed in Note 15, the Company amended certain terms of its senior secured credit facilities effective on July 19, 2017, including the extension of the maturity date of its revolving credit facilities.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning on June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall, and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2017, the Company was in compliance with its financial covenant.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,865,003	$2,987,990	$662,206	$665,750
Revolving loans(1)	3,000	2,979	2,000	1,969
6.875% Senior unsecured notes(2)	-	-	520,705	543,375
6.125% Senior unsecured notes(2)	272,800	287,719	272,598	284,625
5.875% Senior unsecured notes(2)	409,081	419,000	-	-
5.625% Senior unsecured notes(2)	885,646	904,500	884,512	893,250

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

8.  Common Stock

As discussed in Note 3, Nexstar issued Common Stock in connection with its Merger with Media General consummated on January 17, 2017.

On June 12, 2017, Nexstar announced that its Board of Directors has approved an increase in the Company’s share repurchase authorization to repurchase up to an additional $100 million of its Class A common stock. The Board of Directors’ prior authorization in August 2015 to repurchase the Company’s Class A common stock up to $100 million was depleted due to shares repurchased during the second quarter of 2017. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended June 30, 2017, Nexstar repurchased a total of 1,001,640 shares of Class A common stock for $58.3 million, funded by cash on hand. There were no stock repurchases during the first quarter of 2017.

9.  Stock-Based Compensation Plans

During the three months ended June 30, 2017, Nexstar granted 110,000 restricted stock units with an estimated fair value of $7.2 million. During the six months ended June 30, 2017, Nexstar granted 1,037,500 restricted stock units with an estimated fair value of $66.7 million and 228,438 vested stock options with an estimated fair value of $10.7 million.

10.  Income Taxes

Income tax expense was $32.3 million for the three months ended June 30, 2017, compared to $18.5 million for the same period in 2016. The effective tax rates were 40.0% and 42.7% for each of the respective periods. In 2017, the Company released an uncertain tax position resulting in an income tax benefit of $1.6 million, or a 2.0% decrease to the effective tax rate, and had nontaxable transactions of $1.2 million, or a 1.4% decrease to the effective tax rate. These were partially offset by permanent differences in 2017 resulting in income tax expense of $2.5 million, or a 2.5% increase to the effective income tax rate. In 2016, a nondeductible change in contingent consideration fair value resulted in a 1.4% increase in the effective tax rate.

Income tax expense was $26.4 million for the six months ended June 30, 2017, compared to $33.3 million for the same period in 2016. The effective tax rates were 33.1% and 41.5% for each of the respective periods. In 2017, the Company recognized the tax impact of the divested stations previously owned by Nexstar (See Note 3) which resulted in an income tax benefit of $7.7 million, or a 9.6% decrease to the effective tax rate. The income tax benefit was primarily the result of proceeds received which will not be subject to taxation. The Company adopted ASU No. 2016-09 as of January 1, 2017 (See Recent Accounting Pronouncements below) which now requires excess tax benefits and tax deficiencies related to stock-based compensation to be recognized within income tax expense. As such, Nexstar recognized an income tax benefit related to stock option exercises and the vesting of restricted stock units of $1.1 million, or a 1.3% decrease to the effective rate. The Company also released an uncertain tax position resulting in an income tax benefit of $1.6 million, or a 2.0% decrease to the effective tax rate. Prior year transaction costs attributable to the Merger (See Note 3) were determined to be nondeductible for tax purposes resulting in an income tax expense of $1.7 million in 2017, or a 2.1% increase to the effective tax rate. The Merger and the subsequent liquidation of Media General legal entities increased the blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 1.9% increase to the effective tax rate.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap.  This rule change became effective October 24, 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstates the UHF discount.  That order states that the FCC will launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017, when the U.S. Court of Appeals for the D.C. Circuit denied a request to stay the reinstatement. A petition for review of the FCC’s order reinstating the UHF discount remains pending in that court, and Nexstar has intervened in the litigation in support of the FCC. Nexstar is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  10 of Nexstar’s stations and one station owned by Vaughan accepted bids to relinquish their spectrum. Of these 11 total stations, eight will share a channel with another station, two will move to a VHF channel and one station will discontinue its operation. The one station that will discontinue its operation is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The 11 stations will be required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) between August 26, 2017 and July 22, 2018.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.  This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs were required to submit estimates to the FCC by July 12, 2017, of their reimbursable costs. As of July 14, 2017, these costs exceeded $2.1 billion (over $350 million more than the amount authorized by Congress).  We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s initial allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate agreements for retransmission of local stations within their markets.

12.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall, or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of June 30, 2017, Mission had a maximum commitment of $229.8 million under its senior secured credit facility, of which $226.8 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $53.5 million and Shield had also used all of its commitment and had outstanding obligations of $24.3 million. Marshall’s debt is due in June 2018 and is included in the current liabilities in the accompanying June 30, 2017 condensed consolidated balance sheet. The other debt guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

13.  Segment Data

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended June 30, 2017	Broadcasting	Other	Consolidated
Net revenue	$594,489	$31,626	$626,115
Depreciation	24,702	1,590	26,292
Amortization of intangible assets	33,274	5,283	38,557
Income (loss) from operations	170,337	(31,652)	138,685

Three Months Ended June 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$246,404	$15,590	$261,994
Depreciation	11,172	1,567	12,739
Amortization of intangible assets	7,952	3,367	11,319
Income (loss) from operations	82,054	(18,047)	64,007

Six Months Ended June 30, 2017	Broadcasting	Other	Consolidated
Net revenue	$1,105,656	$60,776	$1,166,432
Depreciation	41,644	6,874	48,518
Amortization of intangible assets	79,207	7,508	86,715
Income (loss) from operations	360,045	(111,209)	248,836

Six Months Ended June 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$487,492	$30,160	$517,652
Depreciation	22,159	3,138	25,297
Amortization of intangible assets	16,663	6,735	23,398
Income (loss) from operations	158,982	(37,046)	121,936

As of June 30, 2017	Broadcasting	Other	Consolidated
Goodwill	$2,005,396	$140,472	$2,145,868
Assets	6,615,960	853,657	7,469,617

As of December 31, 2016	Broadcasting	Other	Consolidated
Goodwill	$449,682	$23,622	$473,304
Assets	1,811,042	1,155,043	2,966,085

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$67,795	$5,909	$12,198	$-	$85,902
Accounts receivable	-	433,461	12,789	56,869	-	503,119
Amounts due from consolidated entities	-	203,804	102,431	-	(306,235)	-
Spectrum auction asset	-	432,777	-	26,227	-	459,004
Other current assets	-	23,328	1,477	5,685	-	30,490
Total current assets	-	1,161,165	122,606	100,979	(306,235)	1,078,515
Investments in subsidiaries	182,349	127,093	-	-	(309,442)	-
Amounts due from consolidated entities	1,021,003	-	-	-	(1,021,003)	-
Property and equipment, net	-	700,692	18,571	19,539	(75)	738,727
Goodwill	-	1,827,730	33,187	284,951	-	2,145,868
FCC licenses	-	1,654,030	43,102	134,209	-	1,831,341
Other intangible assets, net	-	1,457,117	16,989	131,919	-	1,606,025
Other noncurrent assets	-	61,427	2,945	4,769	-	69,141
Total assets	$1,203,352	$6,989,254	$237,400	$676,366	$(1,636,755)	$7,469,617
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$-	$2,320	$55,540	$-	$57,860
Accounts payable	-	22,918	1,110	3,904	-	27,932
Amounts due to consolidated entities	-	-	-	306,235	(306,235)	-
Other current liabilities	-	673,636	13,540	21,480	-	708,656
Total current liabilities	-	696,554	16,970	387,159	(306,235)	794,448
Debt	-	4,130,886	224,459	22,325	-	4,377,670
Amounts due to consolidated entities	-	765,150	-	256,063	(1,021,213)	-
Deferred tax liabilities	-	862,812	-	23,832	-	886,644
Other noncurrent liabilities	-	189,836	9,358	8,115	-	207,309
Total liabilities	-	6,645,238	250,787	697,494	(1,327,448)	6,266,071
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,203,352	344,016	(13,387)	(34,362)	(309,307)	1,190,312
Noncontrolling interests in consolidated variable interest entities	-	-	-	13,234	-	13,234
Total liabilities and stockholders' equity (deficit)	$1,203,352	$6,989,254	$237,400	$676,366	$(1,636,755)	$7,469,617

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$75,830	$6,478	$5,372	$-	$87,680
Accounts receivable	-	184,921	12,332	20,805	-	218,058
Amounts due from consolidated entities	-	5,623	80,815	-	(86,438)	-
Other current assets	-	53,762	1,337	2,380	-	57,479
Total current assets	-	320,136	100,962	28,557	(86,438)	363,217
Investments in subsidiaries	256,391	38,259	-	-	(294,650)	-
Amounts due from consolidated entities	-	66,170	-	-	(66,170)	-
Property and equipment, net	-	244,623	19,564	12,041	(75)	276,153
Goodwill	-	380,164	33,187	59,953	-	473,304
FCC licenses	-	468,963	43,102	30,459	-	542,524
Other intangible assets, net	-	258,502	17,922	48,313	-	324,737
Restricted cash	-	901,080	-	-	-	901,080
Other noncurrent assets	-	72,070	11,144	1,856	-	85,070
Total assets	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$19,759	$2,334	$6,000	$-	$28,093
Accounts payable	-	16,234	524	2,996	-	19,754
Amounts due to consolidated entities	-	-	-	86,438	(86,438)	-
Other current liabilities	-	118,049	9,017	14,665	-	141,731
Total current liabilities	-	154,042	11,875	110,099	(86,438)	189,578
Debt	-	2,045,827	221,431	47,068	-	2,314,326
Amounts due to consolidated entities	66,380	-	-	-	(66,380)	-
Deferred tax liabilities	-	118,155	-	13,853	-	132,008
Other noncurrent liabilities	-	33,959	9,832	2,028	-	45,819
Total liabilities	66,380	2,351,983	243,138	173,048	(152,818)	2,681,731
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	190,011	289,290	(21,257)	5,612	(294,515)	169,141
Noncontrolling interest in a consolidated variable interest entity	-	108,694	4,000	2,519	-	115,213
Total liabilities and stockholders' equity (deficit)	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$544,266	$17,555	$64,294	$-	$626,115
Revenue between consolidated entities	-	18,656	9,400	6,438	(34,494)	-
Net revenue	-	562,922	26,955	70,732	(34,494)	626,115
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	200,039	8,892	44,705	(1,026)	252,610
Selling, general, and administrative expenses, excluding depreciation and amortization	-	139,477	877	11,351	(7,420)	144,285
Local service agreement fees between consolidated entities	-	15,577	4,500	5,971	(26,048)	-
Amortization of broadcast rights	-	22,723	1,414	1,549	-	25,686
Amortization of intangible assets	-	33,146	638	4,773	-	38,557
Depreciation	-	24,120	587	1,585	-	26,292
Total operating expenses	-	435,082	16,908	69,934	(34,494)	487,430
Income from operations	-	127,840	10,047	798	-	138,685
Interest expense, net	-	(51,760)	(2,556)	(1,369)	-	(55,685)
Loss on extinguishment of debt	-	(1,323)	-	-	-	(1,323)
Other (expenses) income	-	(1,331)	-	431	-	(900)
Equity in income of subsidiaries	39,434	-	-	-	(39,434)	-
Income before income taxes	39,434	73,426	7,491	(140)	(39,434)	80,777
Income tax (expense) benefit	-	(28,850)	(2,917)	(555)	-	(32,322)
Net income	39,434	44,576	4,574	(695)	(39,434)	48,455
Net income attributable to noncontrolling interests	-	-	-	(4,463)	-	(4,463)
Net income (loss) attributable to Nexstar	$39,434	$44,576	$4,574	$(5,158)	$(39,434)	$43,992

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$221,860	$15,085	$25,049	$-	$261,994
Revenue between consolidated entities	-	8,567	9,659	2,829	(21,055)	-
Net revenue	-	230,427	24,744	27,878	(21,055)	261,994
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	69,445	7,400	16,153	(63)	92,935
Selling, general, and administrative expenses, excluding depreciation and amortization	-	60,513	861	5,585	(1,187)	65,772
Local service agreement fees between consolidated entities	-	11,238	4,500	4,067	(19,805)	-
Amortization of broadcast rights	-	13,005	1,389	828	-	15,222
Amortization of intangible assets	-	6,549	637	4,133	-	11,319
Depreciation	-	11,236	600	903	-	12,739
Total operating expenses	-	171,986	15,387	31,669	(21,055)	197,987
Income (loss) from operations	-	58,441	9,357	(3,791)	-	64,007
Interest expense, net	-	(17,871)	(2,309)	(397)	-	(20,577)
Other expenses	-	(147)	-	-	-	(147)
Equity in income of subsidiaries	20,258	-	-	-	(20,258)	-
Income (loss) before income taxes	20,258	40,423	7,048	(4,188)	(20,258)	43,283
Income tax (expense) benefit	-	(16,188)	(2,775)	479	-	(18,484)
Net income (loss)	20,258	24,235	4,273	(3,709)	(20,258)	24,799
Net income attributable to noncontrolling interests	-	-	-	(270)	-	(270)
Net income (loss) attributable to Nexstar	$20,258	$24,235	$4,273	$(3,979)	$(20,258)	$24,529

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$1,018,412	$35,463	$112,557	$-	$1,166,432
Revenue between consolidated entities	-	32,726	18,222	4,615	(55,563)	-
Net revenue	-	1,051,138	53,685	117,172	(55,563)	1,166,432
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	378,796	17,912	75,696	(1,065)	471,339
Selling, general, and administrative expenses, excluding depreciation and amortization	-	303,322	1,850	23,001	(9,586)	318,587
Local service agreement fees between consolidated entities	-	25,783	9,000	10,129	(44,912)	-
Amortization of broadcast rights	-	44,184	2,812	3,157	-	50,153
Amortization of intangible assets	-	74,512	1,274	10,929	-	86,715
Depreciation	-	44,190	1,175	3,153	-	48,518
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	813,071	34,023	126,065	(55,563)	917,596
Income (loss) from operations	-	238,067	19,662	(8,893)	-	248,836
Interest expense, net	-	(127,340)	(5,206)	(2,376)	-	(134,922)
Loss on extinguishment of debt	-	(30,768)	(2,133)	(226)	-	(33,127)
Other expenses	-	(1,007)	-	-	-	(1,007)
Equity in income of subsidiaries	42,558	-	-	-	(42,558)	-
Income (loss) before income taxes	42,558	78,952	12,323	(11,495)	(42,558)	79,780
Income tax (expense) benefit	-	(24,989)	(4,798)	3,406	-	(26,381)
Net income (loss)	42,558	53,963	7,525	(8,089)	(42,558)	53,399
Net income attributable to noncontrolling interests	-	-	-	(3,358)	-	(3,358)
Net income (loss) attributable to Nexstar	$42,558	$53,963	$7,525	$(11,447)	$(42,558)	$50,041

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$437,436	$30,245	$49,971	$-	$517,652
Revenue between consolidated entities	-	17,172	18,894	5,494	(41,560)	-
Net revenue	-	454,608	49,139	55,465	(41,560)	517,652
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	137,981	14,906	30,244	(73)	183,058
Selling, general, and administrative expenses, excluding depreciation and amortization	-	124,091	1,783	10,368	(2,305)	133,937
Local service agreement fees between consolidated entities	-	22,010	9,000	8,172	(39,182)	-
Amortization of broadcast rights	-	25,398	2,781	1,847	-	30,026
Amortization of intangible assets	-	13,857	1,272	8,269	-	23,398
Depreciation	-	22,420	1,207	1,670	-	25,297
Total operating expenses	-	345,757	30,949	60,570	(41,560)	395,716
Income (loss) from operations	-	108,851	18,190	(5,105)	-	121,936
Interest expense, net	-	(35,811)	(4,622)	(798)	-	(41,231)
Other expenses	-	(283)	-	-	-	(283)
Equity in income of subsidiaries	37,973	-	-		(37,973)	-
Income (loss) before income taxes	37,973	72,757	13,568	(5,903)	(37,973)	80,422
Income tax (expense) benefit	-	(29,239)	(5,283)	1,173	-	(33,349)
Net income (loss)	37,973	43,518	8,285	(4,730)	(37,973)	47,073
Net income attributable to noncontrolling interests	-	-	-	(817)	-	(817)
Net income (loss) attributable to Nexstar	$37,973	$43,518	$8,285	$(5,547)	$(37,973)	$46,256

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$122,635	$(756)	$16,003	$-	$137,882

Cash flows from investing activities:
Purchases of property and equipment	-	(23,525)	(182)	(3,984)	-	(27,691)
Deposits and payments for acquisitions	-	(2,970,394)	(800)	-	-	(2,971,194)
Proceeds from sale of stations	-	481,944	-	-	-	481,944
Other investing activities	-	19,638	-	-	-	19,638
Net cash used in investing activities	-	(2,492,337)	(982)	(3,984)	-	(2,497,303)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,697,106	230,840	53,915	-	3,981,861
Repayments of long-term debt	-	(1,111,606)	(225,892)	(53,300)	-	(1,390,798)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Payments for debt financing costs	-	(47,578)	(3,779)	-	-	(51,357)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Common stock dividends paid	(28,268)	-	-	-	-	(28,268)
Purchse of treasury stock	(58,294)	-	-	-	-	(58,294)
Inter-company payments	87,291	(87,291)	-	-	-	-
Other financing activities	(729)	(4,013)	-	(5,808)	-	(10,550)
Net cash provided by (used in) financing activities	-	2,361,667	1,169	(5,193)	-	2,357,643
Net (decrease) increase in cash and cash equivalents	-	(8,035)	(569)	6,826	-	(1,778)
Cash and cash equivalents at beginning of period	-	75,830	6,478	5,372	-	87,680
Cash and cash equivalents at end of period	$-	$67,795	$5,909	$12,198	$-	$85,902

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$109,517	$(900)	$768	$-	$109,385

Cash flows from investing activities:
Purchases of property and equipment	-	(13,406)	(110)	(1,519)	-	(15,035)
Deposits and payments for acquisitions	-	(103,969)	-	-	-	(103,969)
Other investing activities	-	335	-	-	-	335
Net cash used in investing activities	-	(117,040)	(110)	(1,519)	-	(118,669)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(44,809)	(1,167)	(2,100)	-	(48,076)
Common stock dividends paid	(14,716)	-	-	-	-	(14,716)
Inter-company payments	14,503	(14,503)	-	-	-	-
Other financing activities	213	(2,371)	-	-	-	(2,158)
Net cash provided by (used in) financing activities	-	(3,683)	(1,167)	(2,100)	-	(6,950)
Net decrease in cash and cash equivalents	-	(11,206)	(2,177)	(2,851)	-	(16,234)
Cash and cash equivalents at beginning of period	-	27,492	4,367	11,557	-	43,416
Cash and cash equivalents at end of period	$-	$16,286	$2,190	$8,706	$-	$27,182

15.  Subsequent Events

On July 19, 2017, the Company amended its senior secured credit facilities. The main provisions of the amendments include: (i) an additional $456.0 million in Term Loan A borrowings, the proceeds of which were used to partially repay the outstanding principal balance of Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of Term Loan A with outstanding principal balance of $749.7 million to five years from July 19, 2017 and (iv) an extension of the maturity date of revolving credit facilities of $172.0 million to five years from July 19, 2017.

On July 21, 2017, the Company received the $479 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. Pursuant to the terms of the CVR agreement and the Merger agreement, these proceeds less estimated transaction expenses, repacking expenses and taxes, or an estimated fair value of $275.4 million, will be distributed to the holders of the CVR. The first payments to the CVR holders, which represents majority of the estimated fair value, will be made at the end of August 2017. See Note 3 for additional information.

On July 27, 2017, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.30 per share of its Class A common stock. The dividend is payable on August 25, 2017 to stockholders of record on August 11, 2017.

On August 7, 2017, Nexstar prepaid $30.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

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

Executive Summary

2017 Highlights

•

Net revenue during the second quarter of 2017 increased by $364.1 million, or 139.0% compared to the same period in 2016. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations of $368.8 million and an increase in retransmission compensation on our legacy stations of $14.8 million. These were partially offset by decreases in revenue resulting from station divestitures of $9.5 million and a net decrease in digital revenue from our legacy stations and entities of $1.2 million.

•	For each of the two quarters during 2017, our Board of Directors declared dividends of $0.30 per share of Nexstar’s outstanding common stock, or total dividend payments of $28.3 million.

•

In June 2017, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $100 million of our Class A common stock. Our Board of Directors’ prior authorization in August 2015 to repurchase our Class A common stock up to $100 million was depleted due to the stock we repurchased during the second quarter of 2017 of $58.3 million (1,001,640 shares of Class A common stock), funded by cash on hand.

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

On January 17, 2017, we completed our previously announced Merger with Media General, which owned, operated, or serviced 78 full power television stations in 48 markets. Total consideration at closing included $1.376 billion in cash consideration to stockholders of Media General, $1.031 billion issuance of Nexstar Common Stock, $1.658 billion repayment of certain then-existing debt of Media General, including premium and accrued interest, $10.7 million in replacement stock options and the CVR of $275.4 million. Concurrent with the closing of the Merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million. We sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million.

On July 21, 2017, the Company received the $479 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. Pursuant to the terms of the CVR agreement and the Merger agreement, these proceeds less estimated transaction expenses, repacking expenses and taxes, or an estimated fair value of $275.4 million, will be distributed to the holders of the CVR. The first payments to the CVR holders, which represents majority of the estimated fair value, will be made at the end of August 2017. See Note 3 for additional information.

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

•

Through June 2017, we prepaid a total of $170.0 million in principal balance under our Term Loan B and prepaid $25.0 million in principal balance under our Term Loan A, both of which were funded by cash on hand.

•

On July 19, 2017, the Company amended its senior secured credit facilities. The main provisions of the amendments include: (i) an additional $456.0 million in Term Loan A borrowings, the proceeds of which were used to partially repay the outstanding principal balance of Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of Term Loan A with outstanding principal balance of $749.7 million to five years from July 19, 2017 and (iv) an extension of the maturity date of revolving credit facilities of $172.0 million to five years from July 19, 2017.

•	On August 7, 2017, we prepaid $30.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

See also Notes 3 and 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information with respect to the above transactions.

Overview of Operations

As of June 30, 2017, we owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia, and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight, Tamer, Vaughan, Shield and Super Towers. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. The Company has filed a petition requesting the FCC to reconsider the JSA attribution rule. If the Company is ultimately unable to obtain reversal of the JSA attribution decision or waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $479 million gross proceeds from the FCC for eight stations that will share a channel with another station, two that will move to a VHF channel and one that will discontinue its operation. The one station that will discontinue its operation is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area.

61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

In March 2014, the FCC amended its rule governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Our local service agreement partners are now required to separately negotiate their retransmission consent agreements with MVPDs for their stations. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$237,980	36.2	$97,608	36.3	$440,410	36.0	$191,375	36.0
National	91,063	13.9	35,877	13.3	168,774	13.8	71,327	13.4
Political	6,456	1.0	11,257	4.2	8,451	0.7	23,011	4.3
Retransmission compensation	253,099	38.5	98,137	36.5	484,994	39.7	195,450	36.8
Digital	63,983	9.7	24,857	9.2	110,688	9.1	47,390	8.9
Other	4,272	0.7	1,455	0.5	8,733	0.7	3,060	0.6
Total gross revenue	656,853	100.0	269,191	100.0	1,222,050	100.0	531,613	100.0
Less: Agency commissions	(44,099)		(18,941)		(81,421)		(37,122)
Net broadcast revenue	612,754		250,250		1,140,629		494,491
Trade and barter revenue	13,361		11,744		25,803		23,161
Net revenue	$626,115		$261,994		$1,166,432		$517,652
Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$626,115	100.0	$261,994	100.0	$1,166,432	100.0	$517,652	100.0
Operating expenses:
Corporate expenses	24,758	4.0	13,027	5.0	89,157	7.6	28,838	5.6
Direct operating expenses, net of trade	248,880	39.7	90,025	34.4	464,940	39.9	177,971	34.4
Selling, general and administrative expenses, excluding corporate	119,527	19.1	52,745	20.1	229,430	19.7	105,099	20.3
Trade and barter expense	13,655	2.2	11,912	4.5	26,555	2.3	23,256	4.5
Depreciation	26,292	4.2	12,739	4.9	48,518	4.2	25,297	4.9
Amortization of intangible assets	38,557	6.2	11,319	4.3	86,715	7.4	23,398	4.5
Amortization of broadcast rights, excluding barter	15,761	2.4	6,220	2.4	29,997	2.5	11,857	2.2
Gain on disposal of stations, net	-	-	-	-	(57,716)	(4.9)	-	-
Total operating expenses	487,430		197,987		917,596		395,716
Income from operations	$138,685		$64,007		$248,836		$121,936

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Gross local advertising revenue was $238.0 million for the three months ended June 30, 2017, compared to $97.6 million for the same period in 2016, an increase of $140.4 million, or 143.8%. Gross national advertising revenue was $91.1 million for the three months ended June 30, 2017, compared to $35.9 million for the same period in 2016, an increase of $55.2 million, or 153.8%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $202.9 million, less decreases in revenue resulting from station divestitures of $5.1 million. Our legacy stations’ local and national advertising revenue decreased by $2.2 million during the three months ended June 30, 2017 compared to the same period in 2016. Our largest advertiser category, automobile, represented approximately 25% of our local and national advertising revenue for each of the three months ended June 30, 2017 and 2016, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 3.6% during the quarter. The other categories representing our top five were fast food/restaurants and furniture, which decreased in 2017, and radio/TV/cable/newspaper and attorneys, which increased in 2017.

Gross political advertising revenue was $6.5 million for the three months ended June 30, 2017, compared to $11.3 million for the same period in 2016, a decrease of $4.8 million, as 2017 is not an election year.

Retransmission compensation was $253.1 million for the three months ended June 30, 2017, compared to $98.1 million for the same period in 2016, an increase of $155.0 million, or 157.9%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $143.9 million, less decrease in revenue resulting from station divestitures of $3.7 million, and an increase on our legacy stations revenue of $14.8 million. The increase in revenue from our legacy stations was primarily due to the renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed our legacy stations’ retransmission compensation agreements representing approximately 50% of our legacy stations’ subscriber base. There were no significant renewals of retransmission compensation agreements during the period in 2017. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees.  We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $64.0 million for the three months ended June 30, 2017, compared to $24.9 million for the same period in 2016, an increase of $39.1 million, or 157.4%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $40.6 million and an increase in revenue from our legacy stations of $3.1 million, partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $4.3 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $24.8 million for the three months ended June 30, 2017, compared to $13.0 million for the same period in 2016, an increase of $11.7 million, or 90.1%. This was primarily attributable to one-time transaction expenses, including legal and professional fees, severance and bonuses, associated with our acquisitions of $6.1 million, an increase in stock-based compensation resulting from new equity incentive awards of $3.5 million and a one-time contract termination fee of $1.0 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $368.4 million for the three months ended June 30, 2017, compared to $142.8 million for the same period in 2016, an increase of $225.6 million, or 158.0%. The increase was primarily due to expenses of our newly acquired stations and entities of $231.1 million, and an increase in programming costs for our legacy stations of $9.8 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years. These increases were partially offset by $4.0 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $26.3 million for the three months ended June 30, 2017, compared to $12.7 million for the same period in 2016, an increase of $13.5 million, or 106.4%. The increase was primarily due to the acquisition of new assets through our Merger with Media General.

Amortization of intangible assets was $38.6 million for the three months ended June 30, 2017, compared to $11.3 million for the same period in 2016, an increase of $27.2 million. The increase was primarily due to the acquisition of new intangible assets through our Merger with Media General.

Amortization of broadcast rights, excluding barter was $15.8 million for the three months ended June 30, 2017, compared to $6.2 million for the same period in 2016, an increase of $9.5 million, or 153.4%, primarily attributable to our acquisition of new broadcast rights through our Merger with Media General.

Interest Expense, net

Interest expense, net was $55.3 million for the three months ended June 30, 2017, compared to $20.6 million for the same period in 2016, an increase of $34.7 million, primarily attributable to interest on new borrowings, net of decreases in interest resulting from redemptions.

Loss on Extinguishment of Debt

During the second quarter of 2017, we prepaid a total of $70.0 million principal balance under our term loans. These resulted in loss on debt extinguishment of $1.3 million, representing the write-off of unamortized debt financing costs and debt discounts associated with these debt extinguishments.

Income Taxes

Income tax expense was $32.3 million for the three months ended June 30, 2017, compared to $18.5 million for the same period in 2016. The effective tax rates were 40.0% and 42.7% for each of the respective periods. In 2017, we released an uncertain tax position resulting in an income tax benefit of $1.6 million, or a 2.0% decrease to the effective tax rate, and we had nontaxable transactions of $1.2 million, or a 1.4% decrease to the effective tax rate. These were partially offset by permanent differences in 2017 resulting in income tax expense of $2.5 million, or a 2.5% increase to the effective income tax rate. In 2016, a nondeductible change in contingent consideration fair value resulted in a 1.4% increase in the effective tax rate.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Gross local advertising revenue was $440.4 million for the six months ended June 30, 2017, compared to $191.4 million for the same period in 2016, an increase of $249.0 million, or 130.1%. Gross national advertising revenue was $168.8 million for the six months ended June 30, 2017, compared to $71.3 million for the same period in 2016, an increase of $97.4 million, or 136.6%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $363.2 million, less decreases in revenue resulting from station divestitures of $9.2 million. Our legacy stations’ local and national advertising revenue decreased by $7.5 million during the six months ended June 30, 2017 compared to the same period in 2016. Our largest advertiser category, automobile, represented approximately 25% of our local and national advertising revenue for each of the six months ended June 30, 2017 and 2016, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 3.6% during the period. The other categories representing our top five were fast food/restaurants and furniture, which decreased in 2017, and radio/TV/cable/newspaper and attorneys, which increased in 2017.

Gross political advertising revenue was $8.4 million for the six months ended June 30, 2017, compared to $23.0 million for the same period in 2016, a decrease of $14.6 million, as 2017 is not an election year.

Retransmission compensation was $485.0 million for the six months ended June 30, 2017, compared to $195.4 million for the same period in 2016, an increase of $289.5 million, or 148.1%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $264.1 million, less decrease in revenue resulting from station divestitures of $6.5 million, and an increase on our legacy stations revenue of $32.0 million. The increase in revenue from our legacy stations was primarily due to the renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed our legacy stations’ retransmission compensation agreements representing approximately 50% of our legacy stations’ subscriber base. There were no significant renewals of retransmission compensation agreements during the period in 2017. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $110.7 million for the six months ended June 30, 2017, compared to $47.4 million for the same period in 2016, an increase of $63.3 million, or 133.6%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $66.7 million and an increase in revenue from our legacy stations of $4.1 million, partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $7.0 million and a decrease in revenue resulting from station divestitures of $0.6 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $89.2 million for the six months ended June 30, 2017, compared to $28.8 million for the same period in 2016, an increase of $60.3 million. This was primarily attributable to one-time transaction expenses, including legal and professional fees, severance and bonuses, associated with our acquisitions of $53.9 million, an increase in stock-based compensation resulting from new equity incentive awards of $5.2 million and a one-time contract termination fee of $1.0 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $694.4 million for the six months ended June 30, 2017, compared to $283.1 million for the same period in 2016, an increase of $411.3 million, or 145.3%. The increase was primarily due to expenses of our newly acquired stations and entities of $411.9 million, and an increase in programming costs for our legacy stations of $20.8 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years. These increases were partially offset by $6.6 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $48.5 million for the six months ended June 30, 2017, compared to $25.3 million for the same period in 2016, an increase of $23.2 million, or 91.8%. The increase was primarily due to the acquisition of new assets through our Merger with Media General.

Amortization of intangible assets was $86.7 million for the six months ended June 30, 2017, compared to $23.4 million for the same period in 2016, an increase of $63.3 million. The increase was primarily due to the acquisition of new intangible assets through our Merger with Media General.

Amortization of broadcast rights, excluding barter was $30.0 million for the six months ended June 30, 2017, compared to $11.9 million for the same period in 2016, an increase of $18.1 million, or 153.0%, primarily attributable to our acquisition of new broadcast rights through our Merger with Media General.

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

Interest Expense, net

Interest expense, net was $134.9 million for the six months ended June 30, 2017, compared to $41.2 million for the same period in 2016, an increase of $93.7 million, primarily attributable to interest on new borrowings, net of decreases in interest resulting from redemptions, and one-time fees associated with the financing of our acquisitions.

Loss on Extinguishment of Debt

In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%, refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $125.0 million principal balance under our new term loans. These resulted in loss on debt extinguishment of $33.1 million, representing premium paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt extinguishments.

Income Taxes

Income tax expense was $26.4 million for the six months ended June 30, 2017, compared to $33.3 million for the same period in 2016. The effective tax rates were 33.1% and 41.5% for each of the respective periods. In 2017, we recognized the tax impact of the divested stations we previously owned which resulted in an income tax benefit of $7.7 million, or a 9.6% decrease to the effective tax rate. The income tax benefit was primarily the result of proceeds we received which will not be subject to taxation. We adopted ASU No. 2016-09 as of January 1, 2017 which now requires excess tax benefits and tax deficiencies related to stock-based compensation to be recognized within income tax expense. As such, we recognized an income tax benefit related to stock option exercises and the vesting of restricted stock units of $1.1 million, or a 1.3% decrease to the effective rate. We also released an uncertain tax position resulting in an income tax benefit of $1.6 million, or a 2.0% decrease to the effective tax rate. Prior year transaction costs attributable to our Merger with Media General were determined to be nondeductible for tax purposes resulting in an income tax expense of $1.7 million in 2017, or a 2.1% increase to the effective tax rate. Our acquisition of Media General and the subsequent liquidation of its legal entities increased our blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 1.9% increase to the effective tax rate.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$137,882	$109,385
Net cash used in investing activities	(2,497,303)	(118,669)
Net cash provided by financing activities	2,357,643	(6,950)
Net decrease in cash and cash equivalents	$(1,778)	$(16,234)
Cash paid for interest	$117,646	$39,214
Cash paid for income taxes, net of refunds(1)	$51,972	$23,682

(1)	The cash paid for income taxes, net of refunds, during the six months ended June 30, 2017 includes payments totaling $31.9 million in tax liabilities resulting from sale of stations.

	As of	As of
	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$85,902	$87,680
Long-term debt including current portion	4,435,530	2,342,419
Unused revolving loan commitments under senior secured credit facilities(1)	172,000	103,000

(1)	Based on covenant calculations as of June 30, 2017, all of the $172.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities was $137.9 million during the six months ended June 30, 2017, compared to $109.4 million for the same period in 2016, an increase of $28.5 million. This was primarily due to an increase in net revenue (excluding trade and barter) of $646.1 million less an increase in station and corporate operating expenses (excluding stock compensation and other non-cash station operating expenses) of $468.5 million, and source of cash resulting from timing of accounts receivable collections of $27.7 million. These transactions were partially offset by an increase in cash paid for interest of $78.4 million, use of cash resulting from timing of payments to vendors of $35.4 million, an increase in payments for income taxes of $28.3 million and an increase in payments for broadcast rights of $17.6 million.

Cash paid for interest increased by $78.4 million during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to interest on new borrowings (net of redemptions) and one-time fees associated with the financing of our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $2.379 billion during the six months ended June 30, 2017 compared to the same period in 2016. In 2017, we completed our Merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.8 million of cash acquired through the Merger. In connection with the Merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. These were partially offset by $481.9 million net proceeds from station divestitures. We also received $14.6 million in proceeds from disposal of assets, primarily the sale of a real estate property. In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million.

Capital expenditures during the six months ended June 30, 2017 increased by $12.7 million compared to the same period in 2016, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $2.365 billion during the six months ended June 30, 2017 compared to the same period in 2016.

In 2017, the Company borrowed new term loans, net of debt discount, of $3.079 billion, drew $3.0 million under a new revolving loan and received the gross proceeds from our $900.0 million 5.625% Notes previously deposited in an escrow account. We also received $3.3 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term loans and revolving loan of Nexstar, Mission and Marshall with an aggregate principal of $670.8 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, prepayment of $195.0 outstanding principal balances under our new term loans, payments for debt financing costs associated with our new term loans and new revolving loan of $51.4 million, payments to acquire the remaining assets of stations previously owned by WVMH of $66.9 million, purchases of treasury stock of $58.3 million, payments of dividends to our common stockholders of $28.3 million ($0.30 per share each quarter), payments for contingent consideration related to an entity acquired in October 2015 of $5.0 million, payments for capital lease obligations of $4.6 million and cash payment for taxes in exchange for shares of Nexstar Common stock withheld of $4.0 million.

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

Future Sources of Financing and Debt Service Requirements

As of June 30, 2017, we, Mission, Marshall and Shield had total combined debt of $4.4 billion, net of financing costs and discounts, which represented 78.8% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

In June 2017, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $100 million of our Class A common stock. Our Board of Directors’ prior authorization in August 2015 to repurchase our Class A common stock up to $100 million was depleted due to shares repurchased during the second quarter of 2017. As of June 30, 2017, there were $93.1 million available under our share repurchase authorization.

On July 19, 2017, the Company amended its senior secured credit facilities. The main provisions of the amendments include: (i) an additional $456.0 million in Term Loan A borrowings, the proceeds of which were used to partially repay the outstanding principal balance of Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of Term Loan A with outstanding principal balance of $749.7 million to five years from July 19, 2017 and (iv) an extension of the maturity date of revolving credit facilities of $172.0 million to five years from July 19, 2017.

On July 21, 2017, the Company received the $479 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. Pursuant to the terms of the CVR agreement and the Merger agreement, these proceeds less estimated transaction expenses, repacking expenses and taxes, or an estimated fair value of $275.4 million, will be distributed to the holders of the CVR. The first payments to the CVR holders, which represents majority of the estimated fair value, will be made at the end of August 2017.

On July 27, 2017, our Board of Directors declared a quarterly dividend of $0.30 per share of our Class A common stock. The dividend is payable on August 25, 2017 to stockholders of record on August 11, 2017.

On August 7, 2017, we prepaid $30.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2017 (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$2,616,900	$-	$21,289	$51,433	$2,544,178
Mission senior secured credit facility	232,000	1,740	4,640	4,640	220,980
Marshall senior secured credit facility	54,300	1,924	52,376	-	-
Shield senior secured credit facility	24,800	930	2,976	4,340	16,554
5.875% senior unsecured notes due 2022	400,000	-	-		400,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,503,000	$4,594	$81,281	$60,413	$4,356,712

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

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning on June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall, and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2017, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next twelve months from June 30, 2017.

No Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of June 30, 2017, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$2,616,900	$-	$21,289	$51,433	$2,544,178
Mission senior secured credit facility	232,000	1,740	4,640	4,640	220,980
Marshall senior secured credit facility	54,300	1,924	52,376	-	-
Shield senior secured credit facility	24,800	930	2,976	4,340	16,554
5.875% senior unsecured notes due 2022	400,000	-	-	-	400,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
Cash interest on debt(1)	1,342,492	108,428	427,831	423,261	382,972
Network affiliation agreements	757,352	106,147	437,131	214,074	-
Broadcast rights current cash commitments(2)	16,651	3,901	8,845	3,905	-
Broadcast rights future cash commitments	100,050	27,279	61,301	11,254	216
Executive employee contracts(3)	39,098	8,990	22,851	7,257	-
Estimated benefit payments from Company assets(4)	53,033	2,933	11,700	11,400	27,000
Operating lease obligations	120,012	10,367	34,179	26,125	49,341
Capital lease obligations	27,016	899	3,543	3,596	18,978
Other	45,495	17,690	26,707	1,098	-
	$7,004,199	$291,228	$1,115,369	$762,383	$4,835,219

(1)	Estimated interest payments due, as if all debt outstanding as of June 30, 2017, remained outstanding until maturity, based on interest rates in effect at June 30, 2017.
(2)	Excludes broadcast rights barter payable commitments recorded on the Condensed Consolidated Financial Statements as of June 30, 2017 in the amount of $19.8 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.
(4)

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets (i.e. SERP, Excess Plan and OPEB) which includes no expected contribution to the qualified pension plans in 2017.

On July 19, 2017, the Company amended its senior secured credit facilities. The main provisions of the amendments include: (i) an additional $456.0 million in Term Loan A borrowings, the proceeds of which were used to partially repay the outstanding principal balance of Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of Term Loan A with outstanding principal balance of $749.7 million to five years from July 19, 2017 and (iv) an extension of the maturity date of revolving credit facilities of $172.0 million to five years from July 19, 2017.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Management believes that as of June 30, 2017, there has been no material change to this information.

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

The term loan borrowings at June 30, 2017 under the Company’s senior secured credit facilities bear interest rates ranging from 3.7% to 4.2%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.7% at June 30, 2017. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2017 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $29.3 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2017. An increase of 50 basis points in LIBOR would result in a $14.6 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $29.3 million and $14.6 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2017, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2017, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Nexstar’s common stock repurchases by month for the quarter ended June 30, 2017:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
May 19-31, 2017	400,000	$57.61	400,000	128,315,605
June 1-30, 2017	601,640	58.56	601,640	93,085,233
	1,001,640	$58.18	1,001,640

On June 12, 2017, Nexstar announced that its Board of Directors has approved an increase in the Company’s share repurchase authorization to repurchase up to an additional $100 million of its Class A common stock. The Board of Directors’ prior authorization in August 2015 to repurchase the Company’s Class A common stock up to $100 million was depleted due to shares repurchased during the second quarter of 2017. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2017 and December 31, 2016 and for the three months ended June 30, 2017 and 2016, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1

Third Supplemental Indenture, dated as of March 17, 2017, by and among Nexstar Broadcasting, Inc., a Delaware corporation, as successor to LIN Television Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.1

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.2

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.3

Amendment to the Executive Employment Agreement, dated as of January 23, 2017, between Thomas M. O’Brien and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.4

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 25, 2017).

10.5

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., as the borrower and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.6

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2017 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: August 8, 2017