Form 10-Q
period 2017-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2017-11-07
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 6, 2017, the registrant had 45,566,127 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$135,801	$87,680
Accounts receivable, net of allowance for doubtful accounts of $7,965 and $5,805, respectively	518,542	218,058
Spectrum asset	340,688	-
Restricted cash	-	26,719
Prepaid expenses and other current assets	34,388	30,760
Total current assets	1,029,419	363,217
Property and equipment, net	738,222	276,153
Goodwill	2,146,797	473,304
FCC licenses	1,813,037	542,524
Other intangible assets, net	1,574,710	324,737
Restricted cash	-	901,080
Other noncurrent assets, net	202,393	85,070
Total assets(1)	$7,504,578	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$103,386	$28,093
Current portion of broadcast rights payable	18,431	16,512
Accounts payable	61,096	19,754
Accrued expenses	189,694	71,315
Interest payable	28,253	44,190
Liability to surrender spectrum	348,645	-
Other current liabilities	15,218	9,714
Total current liabilities	764,723	189,578
Debt	4,286,622	2,314,326
Deferred tax liabilities	901,320	132,008
Other noncurrent liabilities	353,450	45,819
Total liabilities(1)	6,306,115	2,681,731
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2017 and December 31, 2016	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,556,127 shares outstanding as of September 30, 2017 and 31,621,369 shares issued, 30,744,625 shares outstanding as of December 31, 2016	473	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2017 and December 31, 2016	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	1,370,686	386,921
Accumulated deficit	(78,958)	(176,583)
Treasury stock - at cost; 1,735,336 and 876,744 shares at September 30, 2017 and December 31, 2016, respectively	(103,228)	(41,513)
Total Nexstar Media Group, Inc. stockholders' equity	1,188,973	169,141
Noncontrolling interests in consolidated variable interest entities	9,490	115,213
Total stockholders' equity	1,198,463	284,354
Total liabilities and stockholders' equity	$7,504,578	$2,966,085

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of September 30, 2017 and December 31, 2016 include certain assets held by consolidated VIEs of $450.1 million and $226.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of September 30, 2017 and December 31, 2016 include certain liabilities of consolidated VIEs of $85.3 million and $39.2 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2017	2016	2017	2016
Net revenue	$611,870	$275,659	$1,778,302	$793,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	257,656	100,744	728,995	283,802
Selling, general, and administrative expenses, excluding depreciation and amortization	137,308	63,602	455,895	197,539
Amortization of broadcast rights	27,869	14,034	78,022	44,060
Amortization of intangible assets	33,986	11,505	120,701	34,903
Depreciation	25,979	12,877	74,497	38,174
Gain on disposal of stations, net	-	-	(57,716)	-
Total operating expenses	482,798	202,762	1,400,394	598,478
Income from operations	129,072	72,897	377,908	194,833
Interest expense, net	(53,605)	(29,622)	(188,527)	(70,853)
Loss on extinguishment of debt	(1,221)	-	(34,348)	-
Other expenses	(161)	(126)	(1,168)	(409)
Income before income taxes	74,085	43,149	153,865	123,571
Income tax expense	(32,013)	(17,533)	(58,394)	(50,882)
Net income	42,072	25,616	95,471	72,689
Net loss (income) attributable to noncontrolling interests	4,403	(817)	1,045	(1,634)
Net income attributable to Nexstar Media Group, Inc.	$46,475	$24,799	$96,516	$71,055
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$1.01	$0.81	$2.11	$2.32
Diluted	$0.98	$0.78	$2.05	$2.25
Weighted average number of common shares outstanding:
Basic	46,107	30,695	45,753	30,678
Diluted	47,452	31,698	47,029	31,619

Dividends declared per common share	$0.30	$0.24	$0.90	$0.72

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

(in thousands, except share information, unaudited)

													Noncontrolling
													interests in
			Common Stock						Additional				consolidated	Total
	Preferred Stock		Class A		Class B		Class C		Paid-In	Accumulated	Treasury Stock		variable	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	interest entities	Equity
Balances as of December 31, 2016	-	$-	31,621,369	$316	-	$-	-	$-	$386,921	$(176,583)	(876,744)	$(41,513)	$115,213	$284,354
Adjustment to adopt ASU 2016-16	-	-	-	-	-	-	-	-	-	764	-	-	-	764
Issuance/reissuance of stock in connection with the Merger	-	-	15,670,094	157	-	-	-	-	1,007,956	-	560,316	23,330	-	1,031,443
Stock option replacement awards in connection with the Merger	-	-	-	-	-	-	-	-	10,702	-	-	-	-	10,702
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	(1,689,132)	(99,008)	-	(99,008)
Stock-based compensation expense	-	-	-	-	-	-	-	-	17,512	-	-	-	-	17,512
Vesting of restricted stock units and exercise of stock options	-	-	-	-	-	-	-	-	(10,273)	-	270,224	13,963	-	3,690
Common stock dividends declared	-	-	-	-	-	-	-	-	(42,132)	-	-	-	-	(42,132)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	-	-	-	-	-	-	345	-	-	(4,000)	(3,655)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	659	659
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(243)	(243)
Net income (loss)	-	-	-	-	-	-	-	-	-	96,516	-	-	(1,045)	95,471
Balances as of September 30, 2017	-	$-	47,291,463	$473	-	$-	-	$-	$1,370,686	$(78,958)	(1,735,336)	$(103,228)	$9,490	$1,198,463

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$95,471	$72,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	6,152	2,250
Amortization of broadcast rights, excluding barter	47,099	17,075
Depreciation of property and equipment	74,497	38,174
Amortization of intangible assets	120,701	34,903
Gain on asset disposal, net	(56,220)	(518)
Amortization of debt financing costs and debt discounts	7,809	3,394
Loss on extinguishment of debt	34,348	-
Stock-based compensation expense	17,512	9,002
Deferred income taxes	10,455	30,150
Payments for broadcast rights	(46,370)	(17,242)
Other noncash	(1,239)	(1,207)
Change in the fair value of contingent consideration	-	3,483
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(6,242)	(22,845)
Prepaid expenses and other current assets	28,907	(20,387)
Other noncurrent assets	454	(132)
Accounts payable, accrued expenses and other current liabilities	(29,194)	14,737
Taxes payable	(178,528)	(48)
Interest payable	(28,731)	13,812
Other noncurrent liabilities	(6,103)	(868)
Net cash provided by operating activities	90,778	176,422
Cash flows from investing activities:
Purchases of property and equipment	(48,846)	(25,642)
Payments for acquisitions, net of cash acquired	(2,971,194)	(103,970)
Withdrawal of interest previously deposited in escrow	5,063	-
Proceeds from sale of stations	481,944	-
Proceeds received to relinquish spectrum	478,608	-
Proceeds from disposals of property and equipment	16,449	585
Net cash used in investing activities	(2,037,976)	(129,027)
Cash flows from financing activities:
Proceeds from long-term debt	4,433,981	58,000
Repayments of long-term debt	(1,891,750)	(73,115)
Premium paid on debt extinguishment	(18,050)	-
Payments for debt financing costs	(52,039)	(19,282)
Contribution from (distributions to) a noncontrolling interest, net	416	(643)
Purchase of treasury stock	(99,008)	-
Proceeds from exercise of stock options	3,863	387
Common stock dividends paid	(42,132)	(22,078)
Purchase of noncontrolling interests	(66,901)	(100)
Payments for contingent consideration in connection with acquisitions	(263,647)	(2,000)
Cash paid for shares withheld for taxes	(4,031)	-
Payments for capital lease obligations	(5,383)	(2,724)
Net cash provided by (used in) financing activities	1,995,319	(61,555)
Net increase (decrease) in cash and cash equivalents	48,121	(14,160)
Cash and cash equivalents at beginning of period	87,680	43,416
Cash and cash equivalents at end of period	$135,801	$29,256
Supplemental information:
Interest paid	$175,000	$68,111
Income taxes paid, net of refunds	$221,257	$27,405
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,594	$653
Noncash purchases of property and equipment	$19,058	$737
Accrued debt financing costs	$-	$798
Proceeds from the issuance of debt directly deposited into escrow	$-	$900,402
Consolidation of variable interest entities	$-	$108,543
Debt assumed in connection with the Merger	$434,269	$-
Issuance/reissuance of Class A Common Stock in connection with the Merger	$1,031,443	$-
Stock option replacement awards in connection with the Merger	$10,702	$-
Contingent consideration payable in connection with the Merger	$13,616	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2017, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV, and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned and/or operated by independent third parties.

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

Effective January 17, 2017, Nexstar assumed local service agreements to provide sales, programming and other services to stations owned by VIEs with whom Media General had agreements. Nexstar became the primary beneficiary of these VIEs and consolidated these entities as of this date. On August 2, 2016, Nexstar became the primary beneficiary of certain stations owned by West Virginia Media Holdings, LLC (“WVMH”) which were consolidated into Nexstar’s financial statements as of this date. Nexstar completed the acquisition of these stations on January 31, 2017 and they are no longer VIEs. See Note 2—Variable Interest Entities for additional information on these transactions.

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	September 30,	December 31,
	2017	2016
Current assets	$53,445	$3,638
Property and equipment, net	7,765	6,944
Goodwill	147,863	46,465
FCC licenses	151,808	114,791
Other intangible assets, net	83,717	53,747
Other noncurrent assets, net	5,471	613
Total assets	450,069	226,198

Current Liabilities
Liability to surrender spectrum	$27,347	$-
Other current liabilities	21,744	12,606
Total current liabilities	49,091	12,606
Noncurrent liabilities	36,211	26,590
Total liabilities	$85,302	$39,196

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Consolidated VIEs

Mission Broadcasting, Inc. (“Mission”), Marshall Broadcasting Group, Inc. (“Marshall”) and White Knight Broadcasting (“White Knight”) are consolidated by Nexstar because Nexstar is deemed under U.S. GAAP to have controlling financial interests in these entities for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under Mission’s and Marshall’s senior secured credit facilities (see Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, certain advertising sales and, for Mission and White Knight, hiring and firing of sales force personnel and (4) purchase options granted by Mission and White Knight which permit Nexstar to acquire the assets and assume the liabilities of each Mission and White Knight station, subject to Federal Communications Commission (“FCC”) consent.

In connection with Nexstar’s Merger with Media General consummated on January 17, 2017, Nexstar began to provide sales, programming and other services to stations owned by VIEs with whom Media General had agreements. These VIEs are Shield Media, LLC (“Shield”), Vaughan Media, LLC (“Vaughan”), Tamer Media, LLC (“Tamer”) and Super Towers, Inc. (“Super Towers”). Nexstar became the primary beneficiary of these VIEs as of the closing date of the Merger because of (1) the local service agreements Nexstar assumed with these VIEs’ stations, (2) Nexstar’s guarantee of the outstanding obligations under Shield’s senior secured credit facility (Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by Shield, Vaughan, Tamer and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Therefore, the financial results and financial position of these entities have been consolidated by Nexstar in accordance with the VIE accounting guidance as of January 17, 2017.

Nexstar had variable interests in the stations previously owned by WVMH as a result of TBAs effective December 1, 2015 and an agreement to acquire the assets of these stations dated November 16, 2015. On August 2, 2016, Nexstar received approval from the FCC to acquire these stations. Nexstar re-evaluated the business arrangements with these stations as of this date and determined that it was the primary beneficiary of the variable interests because it had the ultimate power to direct the activities that most significantly impact the economic performance of the stations, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated the WVMH stations as of August 2, 2016. The final closing of this acquisition was completed on January 31, 2017. Thus, Nexstar no longer has variable interests in these stations. See Note 3 for additional information.

Nexstar had a variable interest in Parker Broadcasting of Colorado, LLC (“Parker”), the owner of station KFQX, pursuant to a TBA which Nexstar assumed effective June 13, 2014. Nexstar evaluated the business arrangement with Parker as of this date and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar consolidated Parker as of June 13, 2014. On March 31, 2017, Mission acquired the outstanding equity of Parker and effectively acquired Parker’s TBA with Nexstar. Thus, Nexstar no longer has a variable interest in Parker and deconsolidated its accounts. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a beneficial financial interest in KFQX and, therefore, continued to consolidate this station. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2017 with Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers:

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

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$15,277	$7,302
Accounts receivable, net	28,402	20,553
Spectrum asset	26,723	-
Prepaid expenses and other current assets	6,604	3,353
Total current assets	77,006	31,208
Property and equipment, net	25,791	29,984
Goodwill	181,050	98,107
FCC licenses	151,808	114,791
Other intangible assets, net	100,101	87,668
Other noncurrent assets, net	8,913	13,233
Total assets	$544,669	$374,991

Current liabilities:
Current portion of debt	$58,083	$8,334
Interest payable	959	1,031
Liability to surrender spectrum	27,347	-
Other current liabilities	21,744	12,606
Total current liabilities	108,133	21,971
Debt	245,079	268,499
Other noncurrent liabilities	36,469	26,590
Total liabilities	$389,681	$317,060

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

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. Under the local service agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of Cunningham from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature.

See Note 3 for fair value disclosures of spectrum asset, contingent consideration liability (CVR) and liability to surrender spectrum in connection with Nexstar’s merger with Media General. See Note 7 for fair value disclosures related to the Company’s debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	46,107	30,695	45,753	30,678
Dilutive effect of equity incentive plan instruments	1,345	1,003	1,276	941
Weighted average shares outstanding - diluted	47,452	31,698	47,029	31,619

Stock options and restricted stock units to acquire a weighted average of 20,000 shares and 224,000 shares for the three months ended September 30, 2017 and 2016, respectively, and 199,000 shares and 468,000 shares during the nine months ended September 30, 2017 and 2016, respectively, of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This update amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In September 2017, the FASB issued ASU No. 2017-13, Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which allows certain public entities to use the private company effective dates for adoption of ASC 606 and supersedes certain SEC paragraphs in the Codification. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.

The above updates are effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt these updates effective January 1, 2018 under the modified retrospective approach. Based on our evaluation performed to date, we believe that approximately 90% of the reported gross revenue in 2016 will not be materially impacted by the new guidance. Our television spot advertising contracts, which comprise approximately 60% of the reported gross revenue in 2016, are short-term in nature. We expect revenue will continue to be recognized when commercials are aired. We also expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. This revenue source comprised approximately 30% of the 2016 reported gross revenue. The Company is in the process of finalizing its evaluation of online digital and other revenue sources.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has applied the change in accounting as of January 1, 2017 and excess tax benefits and tax deficiencies related to stock-based compensation are now recognized within income tax expense. Additionally, excess tax benefits are now classified along with other income tax cash flows as an operating activity in the condensed consolidated statements of cash flows. As such, the amounts previously reported as cash flows from operating activities were increased by $13.4 million and the amount previously reported as cash flows from financing activities were decreased by $13.4 million in the Condensed Consolidated Statement of Cash Flows during the nine months ended September 30, 2016. The change in accounting principle did not impact the Company’s stockholders’ equity.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The new guidance is required to be applied on a prospective basis and as such, the Company will use the simplified test in its annual fourth quarter 2017 testing. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.  Acquisitions and Dispositions

Merger with Media General

On January 17, 2017 (the “Closing Date”), Nexstar completed its previously announced Merger with Media General. Prior to the completion of the Merger, Media General owned, operated or serviced 78 full power television stations in 48 markets. In connection with the Merger, Nexstar sold the assets of seven of Media General’s full power television stations in seven markets. The full power television stations acquired and/or consolidated by Nexstar as a result of the Merger, net of divestitures, are as follows:

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

The following table summarizes the components of the total consideration paid, payable or issued on the Closing Date in connection with the Merger (in thousands):

Cash Consideration	$1,376,108
Nexstar Common Stock issued (15,670,094 shares)	995,835
Reissued Nexstar Common Stock from treasury (560,316 shares)	35,608
Stock option replacement awards (228,438 options)	10,702
Repayment of Media General debt, including premium and accrued interest	1,658,135
Contingent consideration liability (CVR)	272,264
$4,348,652

Concurrent with the closing of the Merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by Nexstar and seven of which were previously owned by Media General. Nexstar sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). Nexstar sold its stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar Divestitures”). The gain and loss recognized from these divestitures were included as a separate line item in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed (net of the effects of the Media General Divestitures but including the consolidation of the assets and liabilities of Shield, Tamer, Vaughan and Super Towers) are as follows (in thousands):

Cash and cash equivalents	$63,850
Accounts receivable	302,670
Spectrum asset	466,165
Prepaid expenses and other current assets	21,773
Property and equipment	483,713
FCC licenses	1,288,246
Network affiliation agreements	1,245,600
Other intangible assets	130,714
Goodwill	1,693,531
Other noncurrent assets	50,948
Total assets acquired and consolidated	5,747,210
Less: Accounts payable and accrued expenses	(188,393)
Less: Taxes payable	(11,915)
Less: Interest payable	(12,794)
Less: Debt	(434,269)
Less: Deferred tax liabilities	(948,193)
Less: Other noncurrent liabilities	(227,702)
Less: Noncontrolling interests in consolidated VIEs	(7,600)
Net assets acquired and consolidated	$3,916,344

The estimated acquisition date fair value of Media General’s spectrum auctioned with the FCC (spectrum asset) is $466.2 million and is calculated as gross proceeds, less estimated costs associated with surrendering the spectrum to the FCC. The estimated fair value of the CVR is $272.3 million and is calculated as the gross proceeds, less estimated transaction expenses and repacking expenses and less taxes as defined in the CVR agreement. The fair value measurements of the spectrum asset and the CVR are considered Level 3 as significant inputs are unobservable to the market.

On July 21, 2017, the Company received the $478.6 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. Nexstar did not dispose the spectrum of its legacy stations.

On August 28, 2017, Nexstar completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated fair value. In September 2017, Nexstar paid the initial taxes due associated with the proceeds from relinquishing Media General’s spectrum of $145.9 million.

As of September 30, 2017, the Company has not surrendered any of the spectrum auctioned with the FCC. Thus, the spectrum assets were retained ($340.7 million included in current assets and $127.0 million included in other noncurrent assets in the accompanying condensed consolidating balance sheet). Accordingly, the gross proceeds received from the FCC were accounted for as liabilities to surrender spectrum. In the accompanying condensed consolidated balance sheet, $348.6 million is included in current liabilities, for spectrum that are projected to be surrendered within the next 12 months, and $130.0 million is included in other noncurrent liabilities, for spectrum that are projected to be surrendered in 2019 and 2020. Both current and noncurrent liabilities to surrender the spectrum will be reduced upon the relinquishment.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 17 years. The carryover of the tax basis in goodwill, FCC licenses, network affiliation agreements, other intangible assets and property and equipment of $159.0 million, $294.3 million, $31.7 million, $40.4 million and $247.8 million, respectively, are deductible for tax purposes.

Nexstar assumed the $400.0 million 5.875% Senior Notes due 2022 (the “5.875% Notes”) previously issued by LIN Television Corporation, a wholly owned subsidiary of Media General (“LIN TV”). Nexstar also consolidated Shield’s senior secured credit facility with an outstanding Term Loan A principal balance of $24.8 million. These debts were assumed at fair values on the Merger Closing Date. See Note 7 for additional information.

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

During 2017, Nexstar recorded measurement period adjustments, including (i) the result of our ongoing valuation procedures on acquired intangible assets which decreased the FCC licenses by $209.9 million and increased the network affiliation agreements and other intangible assets by $176.9 million and $4.6 million, respectively, (ii) a change in the estimated fair value of Media General’s spectrum asset which increased by $24.6 million, (iii) changes in the estimate of collectability of accounts receivable and various fair value assumptions, which decreased the estimated fair value of accounts receivable by $22.3 million, (iv) an increase in goodwill of $25.2 million and decreases in income tax payable and deferred tax liabilities of $5.4 million and $2.2 million, respectively, due to the measurement period adjustments discussed in (i) through (iii), and (v) reclassifications from other noncurrent assets to prepaid expenses and other current assets and reclassifications between accounts payable, accrued expenses, and other noncurrent liabilities. None of these measurement period adjustments had a material impact on the Company’s results of operations.

The acquisition’s net revenue of $1.02 billion and operating income of $200.9 million from January 17, 2017 to September 30, 2017 have been included in the accompanying Condensed Consolidated Statements of Operations.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $1.1 million and $0.9 million, were expensed as incurred during the three months ended September 30, 2017 and 2016, respectively, and $52.2 million and $7.1 million during the nine months ended September 30, 2017 and 2016, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

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

The stations’ net revenue of $37.7 million and operating income of $7.8 million during the nine months ended September 30, 2017 have been included in the accompanying Condensed Consolidated Statements of Operations. No significant transaction costs were incurred during the nine months ended September 30, 2017 and September 30, 2016.

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

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed are as follows (in thousands):

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

As discussed in Note 2, Nexstar had a variable interest in Parker and had consolidated this entity until Mission acquired Parker’s outstanding equity. Since Nexstar no longer has variable interests in Parker, its accounts were deconsolidated from Nexstar’s financial statements. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a beneficial financial interest in KFQX and continued to consolidate this station. See Note 2 for more discussion on VIEs.

WLWC-TV

On October 2, 2017, Nexstar completed the acquisition of certain assets of WLWC, a CW affiliated full power television station in the Providence, Rhode Island market, from OTA Broadcasting (PVD), LLC (“OTA”) for $4.1 million in cash, subject to adjustments for working capital, funded by cash on hand.

Due to the timing of the WLWC acquisition, certain disclosures, including the allocation of purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this Quarterly Report on Form

10-Q.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue	$611,870	$617,627	$1,830,727	$1,774,834
Income (loss) before income taxes	75,203	(18,363)	197,147	(5,428)
Net income (loss)	42,746	(44,255)	121,573	(12,816)
Net income (loss) attributable to Nexstar	47,149	(46,225)	122,618	(16,810)
Net income (loss) per common share attributable to Nexstar - basic	$1.02	$(0.99)	$2.63	$(0.36)
Net income (loss) per common share attributable to Nexstar - diluted	$0.99	$(0.99)	$2.56	$(0.36)

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2017			December 31, 2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,891,053	$(428,942)	$1,462,111	$659,054	$(357,704)	$301,350
Other definite-lived intangible assets	1-15	219,022	(106,423)	112,599	89,404	(66,017)	23,387
Other intangible assets		$2,110,075	$(535,365)	$1,574,710	$748,458	$(423,721)	$324,737

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions, net of dispositions, as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2017, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2017 (in thousands):

Remainder of 2017	$39,541
2018	129,251
2019	126,740
2020	117,394
2021	112,674
2022	109,520
Thereafter	939,590
$1,574,710

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$534,557	$(61,253)	$473,304	$591,945	$(49,421)	$542,524
Acquisitions and consolidations of VIEs (See Notes 2 and 3)	1,694,153	-	1,694,153	1,289,785	-	1,289,785
Nexstar Divestitures (See Note 3)	(22,823)	2,861	(19,962)	(19,744)	2,011	(17,733)
Deconsolidation of a VIE	(698)	-	(698)	(1,539)		(1,539)
Balances as of September 30, 2017	$2,205,189	$(58,392)	$2,146,797	$1,860,447	$(47,410)	$1,813,037

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2017, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Compensation and related taxes	$54,666	$20,713
Network affiliation fees	75,975	30,153
Other	59,053	20,449
	$189,694	$71,315

The increases in accrued expenses relate to Nexstar’s acquisitions as discussed in Note 3.

6.  Retirement and Postretirement Plans

As part of the Merger, Nexstar assumed Media General’s pension and postretirement obligations which were remeasured at fair value on the acquisition date.

As a result, Nexstar now has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees of Media General and its predecessors. Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain Media General executives. All of these retirement plans are frozen. Media General also had a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Beginning with the acquisition, Nexstar recognizes the underfunded status of these plan liabilities on its Condensed Consolidated Balance Sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

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

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans in 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost	$-	$-	$-	$-
Interest cost	3,913	157	11,087	444
Expected return on plan assets	(7,226)	-	(20,474)	-
Net periodic benefit (income) cost	$(3,313)	$157	$(9,387)	$444

The Company has no required contributions to its qualified retirement plan in 2017. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $4 million in 2017.

7.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Term loans, net of financing costs and discount of $60,541 and $6,592, respectively	$2,819,459	$662,206
Revolving loans	3,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,295	-	520,705
6.125% Senior unsecured notes due 2022, net of financing costs of $2,097 and $2,402, respectively	272,903	272,598
5.875% Senior unsecured notes due 2022, plus premium of $8,588	408,588	-
5.625% Senior unsecured notes due 2024, net of financing costs of $13,942 and $15,090, respectively	886,058	884,910
	4,390,008	2,342,419
Less: current portion	(103,386)	(28,093)
	$4,286,622	$2,314,326

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

In January 2017, the refinancing of the Company’s then existing term loans and revolving loans resulted in losses on extinguishment of debt of $6.5 million and $0.3 million, respectively, representing the write-off of unamortized debt financing costs and debt premium.

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

On July 19, 2017, the Company amended its senior secured credit facilities. The main provisions of the amendments include: (i) Nexstar’s additional Term Loan A borrowing of $456.0 million , issued at 99.16%, the proceeds of which were used to repay the $454.4 million outstanding principal balance of Nexstar’s Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of Nexstar’s and Shield’s Term Loan A to five years from July 19, 2017 and (iv) an extension of the maturity date of Nexstar’s and Mission’s revolving credit facilities to five years from July 19, 2017.

In July 2017, the Company recorded $2.4 million (Term Loan B), $1.8 million (Term Loan A) and $0.3 million (revolving credit facilities) in legal, professional and underwriting fees related to the amendments described above.

Through September 2017, Nexstar prepaid a total of $215.0 million in principal balance under its Term Loan B, funded by cash on hand. These resulted in a loss on extinguishment of debt of $5.0 million, representing write-off of unamortized debt financing costs and discounts. In April 2017, Nexstar prepaid $25.0 million under its Term Loan A, funded by cash on hand. This resulted in a loss on extinguishment of debt of $0.4 million, representing write-off of unamortized debt financing costs and discounts.

On October 2, 2017, Nexstar prepaid $10.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

On November 6, 2017, Nexstar prepaid $10.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2017, Nexstar was in compliance with its financial covenants.

5.625% Senior Notes

On July 27, 2016, Nexstar Escrow Corporation, a wholly-owned subsidiary of Nexstar, completed the issuance and sale of $900.0 million of 5.625% Notes at par. The gross proceeds of the 5.625% Notes, plus Nexstar’s pre-funded interests, were deposited in a segregated escrow account which could not be utilized until certain conditions were satisfied. On January 17, 2017, Nexstar completed its merger with Media General. Thus, the proceeds of the 5.625% Notes plus the pre-funded interests deposited therein were released to Nexstar. The 5.625% Notes also became the senior unsecured obligations of Nexstar, guaranteed by Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release conditions.

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

The 5.625% Indenture contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) prepay, redeem or repurchase certain indebtedness and (8) engage in transactions with affiliates.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2017, the Company was in compliance with its financial covenant.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,819,459	$2,887,821	$662,206	$665,750
Revolving loans(1)	3,000	2,983	2,000	1,969
6.875% Senior unsecured notes(2)	-	-	520,705	543,375
6.125% Senior unsecured notes(2)	272,903	286,688	272,598	284,625
5.875% Senior unsecured notes(2)	408,588	417,500	-	-
5.625% Senior unsecured notes(2)	886,058	931,500	884,512	893,250

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

8.  Common Stock

As discussed in Note 3, Nexstar issued Common Stock in connection with its Merger with Media General consummated on January 17, 2017.

On June 12, 2017, Nexstar announced that its Board of Directors had approved an increase in the Company’s share repurchase authorization to repurchase up to an additional $100 million of its Class A common stock. The Board of Directors’ prior authorization in August 2015 to repurchase the Company’s Class A common stock up to $100 million was depleted due to shares repurchased during the second quarter of 2017. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the nine months ended September 30, 2017, Nexstar repurchased a total of 1,689,132 shares of Class A common stock for $99.0 million, funded by cash on hand. As of September 30, 2017, the remaining available amount under the share repurchase authorization was $52.4 million.

9.  Stock-Based Compensation Plans

During the three months ended September 30, 2017, Nexstar granted 33,750 restricted stock units with an estimated fair value of $1.9 million. During the nine months ended September 30, 2017, Nexstar granted 1,071,250 restricted stock units with an estimated fair value of $68.6 million and 228,438 vested stock options with an estimated fair value of $10.7 million.

10.  Income Taxes

Income tax expense was $32.0 million for the three months ended September 30, 2017, compared to $17.5 million for the same period in 2016. The effective tax rates were 43.2% and 40.6% for each of the respective periods. This increase is primarily caused by permanent differences in 2017 resulting in income tax expense of $2.4 million, or a 2.9% increase to the effective income tax rate.

Income tax expense was $58.4 million for the nine months ended September 30, 2017, compared to $50.9 million for the same period in 2016. The effective tax rates were 38.0% and 41.2% for each of the respective periods. In 2017, the Company recognized the tax impact of the divested stations previously owned by Nexstar (See Note 3) which resulted in an income tax benefit of $7.8 million, or a 5.1% decrease to the effective tax rate. The income tax benefit was primarily the result of proceeds received which will not be subject to taxation. The Company adopted ASU No. 2016-09 as of January 1, 2017 (See Recent Accounting Pronouncements below) which now requires excess tax benefits and tax deficiencies related to stock-based compensation to be recognized within income tax expense. As such, Nexstar recognized an income tax benefit related to stock option exercises and the vesting of restricted stock units of $1.2 million, or a 0.8% decrease to the effective rate. The Company also released an uncertain tax position resulting in an income tax benefit of $1.6 million, or a 1.1% decrease to the effective tax rate. Permanent differences in 2017 resulted in an increase in income tax expense of $4.4 million, or a 2.8% increase to the effective income tax rate. Prior year transaction costs attributable to the Merger (See Note 3) were determined to be nondeductible for tax purposes resulting in an income tax expense of $1.7 million in 2017, or a 1.1% increase to the effective tax rate. The Merger and the subsequent liquidation of Media General legal entities increased the blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 1.0% increase to the effective tax rate. In 2016, a nondeductible change in contingent consideration fair value of $1.3 million resulted in a 1.0% increase in the 2016 effective tax rate.

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extended the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the existing dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable).

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On October 26, 2017, the FCC released the draft text of an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order, if adopted as drafted, would (1) eliminate the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminate the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retain the general prohibition on common ownership of two “top four” stations in a local market but provide for case-by-case review, (4) eliminate the television JSA attribution rule, and (5) retain the SSA definition and disclosure requirement for television stations.  The FCC is expected to adopt the Reconsideration Order on November 16, 2017.

On February 3, 2017, the FCC terminated in full its guidance (issued on March 12, 2014) requiring careful scrutiny of broadcast television applications which propose sharing arrangements and contingent interests.  Accordingly, the FCC no longer evaluates whether options, loan guarantees and similar otherwise non-attributable interests create undue financial influence in transactions which also include sharing arrangements between television stations.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017, when the U.S. Court of Appeals for the D.C. Circuit denied a request to stay the reinstatement. A petition for review of the FCC’s order reinstating the UHF discount remains pending in that court, and Nexstar has intervened in the litigation in support of the FCC. Nexstar is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan accepted bids to relinquish their spectrum. Of these 11 total stations, eight will share a channel with another station, two will move to a VHF channel and one station will discontinue its operation. The one station that will discontinue its operation is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The 11 stations will be required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) between August 26, 2017 and July 22, 2018, with the exception of the stations moving to VHF channels, which must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.  This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of October 17, 2017, these costs exceeded $1.86 billion (over $100 million more than the amount authorized by Congress), and the FCC has indicated that it expects those costs to rise.  We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

12.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of September 30, 2017, Mission had a maximum commitment of $229.1 million under its senior secured credit facility, of which $226.1 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $53.0 million and Shield had also used all of its commitment and had outstanding obligations of $24.0 million. Marshall’s debt is due in June 2018 and is included in the current liabilities in the accompanying September 30, 2017 condensed consolidated balance sheet. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended September 30, 2017	Broadcasting	Other	Consolidated
Net revenue	$582,420	$29,450	$611,870
Depreciation	21,948	4,031	25,979
Amortization of intangible assets	31,406	2,580	33,986
Income (loss) from operations	159,225	(30,153)	129,072

Three Months Ended September 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$257,789	$17,870	$275,659
Depreciation	10,978	1,899	12,877
Amortization of intangible assets	8,175	3,330	11,505
Income (loss) from operations	89,511	(16,614)	72,897

Nine Months Ended September 30, 2017	Broadcasting	Other	Consolidated
Net revenue	$1,688,076	$90,226	$1,778,302
Depreciation	63,592	10,905	74,497
Amortization of intangible assets	110,613	10,088	120,701
Income (loss) from operations	519,270	(141,362)	377,908

Nine Months Ended September 30, 2016	Broadcasting	Other	Consolidated
Net revenue	$745,281	$48,030	$793,311
Depreciation	33,137	5,037	38,174
Amortization of intangible assets	24,838	10,065	34,903
Income (loss) from operations	248,493	(53,660)	194,833

As of September 30, 2017	Broadcasting	Other	Consolidated
Goodwill	$2,006,144	$140,653	$2,146,797
Assets	6,564,993	939,585	7,504,578

As of December 31, 2016	Broadcasting	Other	Consolidated
Goodwill	$449,682	$23,622	$473,304
Assets	1,811,042	1,155,043	2,966,085

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

As discussed in Notes 2 and 3, Nexstar Broadcasting completed its acquisition of certain television stations from WVMH in January 2017. Additionally, Mission completed its acquisition of Parker, the owner of KFQX, in March 2017. These acquisitions were deemed to be changes in the reporting entities, thus the following condensed consolidating financial information was prepared as if Nexstar Broadcasting owned and operated the WVMH stations and Mission owned and operated Parker as of the earliest period presented.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$113,950	$6,959	$14,892	$-	$135,801
Accounts receivable	-	440,881	14,317	63,344	-	518,542
Amounts due from consolidated entities	-	191,994	97,665	-	(289,659)	-
Spectrum asset	-	313,965	-	26,723	-	340,688
Other current assets	-	26,646	2,285	5,457	-	34,388
Total current assets	-	1,087,436	121,226	110,416	(289,659)	1,029,419
Investments in subsidiaries	229,847	109,289	-	-	(339,136)	-
Amounts due from consolidated entities	973,187	-	-	-	(973,187)	-
Property and equipment, net	-	699,705	18,026	20,565	(74)	738,222
Goodwill	-	1,825,094	33,187	288,516	-	2,146,797
FCC licenses	-	1,661,229	43,102	108,706	-	1,813,037
Other intangible assets, net	-	1,429,349	16,384	128,977	-	1,574,710
Other noncurrent assets	-	193,066	3,184	6,143	-	202,393
Total assets	$1,203,034	$7,005,168	$235,109	$663,323	$(1,602,056)	$7,504,578
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$45,303	$2,893	$55,190	$-	$103,386
Accounts payable	-	52,481	242	8,373	-	61,096
Liability to surrender spectrum asset	-	321,298	-	27,347	-	348,645
Amounts due to consolidated entities	-	-	-	289,659	(289,659)	-
Other current liabilities	-	213,552	13,826	24,218	-	251,596
Total current liabilities	-	632,634	16,961	404,787	(289,659)	764,723
Debt	-	4,041,543	223,235	21,844	-	4,286,622
Amounts due to consolidated entities	-	717,334	-	256,063	(973,397)	-
Deferred tax liabilities	-	880,703	-	20,617	-	901,320
Other noncurrent liabilities	-	335,070	9,147	9,233	-	353,450
Total liabilities	-	6,607,284	249,343	712,544	(1,263,056)	6,306,115
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,203,034	397,884	(14,234)	(58,711)	(339,000)	1,188,973
Noncontrolling interests in consolidated variable interest entities	-	-	-	9,490	-	9,490
Total liabilities and stockholders' equity (deficit)	$1,203,034	$7,005,168	$235,109	$663,323	$(1,602,056)	$7,504,578

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$75,830	$6,478	$5,372	$-	$87,680
Accounts receivable	-	184,921	12,332	20,805	-	218,058
Amounts due from consolidated entities	-	5,623	80,815	-	(86,438)	-
Other current assets	-	53,762	1,337	2,380	-	57,479
Total current assets	-	320,136	100,962	28,557	(86,438)	363,217
Investments in subsidiaries	256,391	38,259	-	-	(294,650)	-
Amounts due from consolidated entities	-	66,170	-	-	(66,170)	-
Property and equipment, net	-	244,623	19,564	12,041	(75)	276,153
Goodwill	-	380,164	33,187	59,953	-	473,304
FCC licenses	-	468,963	43,102	30,459	-	542,524
Other intangible assets, net	-	258,502	17,922	48,313	-	324,737
Restricted cash	-	901,080	-	-	-	901,080
Other noncurrent assets	-	72,070	11,144	1,856	-	85,070
Total assets	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$19,759	$2,334	$6,000	$-	$28,093
Accounts payable	-	16,234	524	2,996	-	19,754
Amounts due to consolidated entities	-	-	-	86,438	(86,438)	-
Other current liabilities	-	118,049	9,017	14,665	-	141,731
Total current liabilities	-	154,042	11,875	110,099	(86,438)	189,578
Debt	-	2,045,827	221,431	47,068	-	2,314,326
Amounts due to consolidated entities	66,380	-	-	-	(66,380)	-
Deferred tax liabilities	-	118,155	-	13,853	-	132,008
Other noncurrent liabilities	-	33,959	9,832	2,028	-	45,819
Total liabilities	66,380	2,351,983	243,138	173,048	(152,818)	2,681,731
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	190,011	289,290	(21,257)	5,612	(294,515)	169,141
Noncontrolling interest in a consolidated variable interest entity	-	108,694	4,000	2,519	-	115,213
Total liabilities and stockholders' equity (deficit)	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$536,820	$18,715	$56,335	$-	$611,870
Revenue between consolidated entities	-	28,164	8,499	(451)	(36,212)	-
Net revenue	-	564,984	27,214	55,884	(36,212)	611,870
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	207,596	8,867	42,573	(1,380)	257,656
Selling, general, and administrative expenses, excluding depreciation and amortization	-	133,359	1,267	10,434	(7,752)	137,308
Local service agreement fees between consolidated entities	-	6,913	13,250	6,917	(27,080)	-
Amortization of broadcast rights	-	24,714	1,405	1,750	-	27,869
Amortization of intangible assets	-	28,924	605	4,457	-	33,986
Depreciation	-	23,403	591	1,985	-	25,979
Total operating expenses	-	424,909	25,985	68,116	(36,212)	482,798
Income (loss) from operations	-	140,075	1,229	(12,232)	-	129,072
Interest expense, net	-	(50,160)	(2,524)	(921)	-	(53,605)
Loss on extinguishment of debt	-	(1,221)	-	-	-	(1,221)
Other expenses	-	(161)	-	-	-	(161)
Equity in income of subsidiaries	47,499	-	-	-	(47,499)	-
Income (loss) before income taxes	47,499	88,533	(1,295)	(13,153)	(47,499)	74,085
Income tax (expense) benefit	-	(34,662)	448	2,201	-	(32,013)
Net income (loss)	47,499	53,871	(847)	(10,952)	(47,499)	42,072
Net loss attributable to noncontrolling interests	-	-	-	4,403	-	4,403
Net income (loss) attributable to Nexstar	$47,499	$53,871	$(847)	$(6,549)	$(47,499)	$46,475

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$232,326	$15,541	$27,792	$-	$275,659
Revenue between consolidated entities	-	8,628	10,420	3,172	(22,220)	-
Net revenue	-	240,954	25,961	30,964	(22,220)	275,659
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	73,679	7,732	19,372	(39)	100,744
Selling, general, and administrative expenses, excluding depreciation and amortization	-	59,754	911	4,674	(1,737)	63,602
Local service agreement fees between consolidated entities	-	11,859	4,500	4,085	(20,444)	-
Amortization of broadcast rights	-	11,767	1,388	879	-	14,034
Amortization of intangible assets	-	6,735	635	4,135	-	11,505
Depreciation	-	11,317	598	962	-	12,877
Total operating expenses	-	175,111	15,764	34,107	(22,220)	202,762
Income (loss) from operations	-	65,843	10,197	(3,143)	-	72,897
Interest expense, net	-	(26,893)	(2,329)	(400)	-	(29,622)
Other expenses	-	(126)	-	-	-	(126)
Equity in income of subsidiaries	19,980	-	-	-	(19,980)	-
Income (loss) before income taxes	19,980	38,824	7,868	(3,543)	(19,980)	43,149
Income tax (expense) benefit	-	(14,962)	(3,050)	479	-	(17,533)
Net income (loss)	19,980	23,862	4,818	(3,064)	(19,980)	25,616
Net income attributable to noncontrolling interests	-	-	-	(817)	-	(817)
Net income (loss) attributable to Nexstar	$19,980	$23,862	$4,818	$(3,881)	$(19,980)	$24,799

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$1,555,232	$54,178	$168,892	$-	$1,778,302
Revenue between consolidated entities	-	60,890	26,721	4,164	(91,775)	-
Net revenue	-	1,616,122	80,899	173,056	(91,775)	1,778,302
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	586,392	26,779	118,269	(2,445)	728,995
Selling, general, and administrative expenses, excluding depreciation and amortization	-	436,681	3,117	33,435	(17,338)	455,895
Local service agreement fees between consolidated entities	-	32,696	22,250	17,046	(71,992)	-
Amortization of broadcast rights	-	68,898	4,217	4,907	-	78,022
Amortization of intangible assets	-	103,436	1,879	15,386	-	120,701
Depreciation	-	67,593	1,766	5,138	-	74,497
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	1,237,980	60,008	194,181	(91,775)	1,400,394
Income (loss) from operations	-	378,142	20,891	(21,125)	-	377,908
Interest expense, net	-	(177,500)	(7,730)	(3,297)	-	(188,527)
Loss on extinguishment of debt	-	(31,989)	(2,133)	(226)	-	(34,348)
Other expenses	-	(1,168)	-	-	-	(1,168)
Equity in income of subsidiaries	90,057	-	-	-	(90,057)	-
Income (loss) before income taxes	90,057	167,485	11,028	(24,648)	(90,057)	153,865
Income tax (expense) benefit	-	(59,651)	(4,350)	5,607	-	(58,394)
Net income (loss)	90,057	107,834	6,678	(19,041)	(90,057)	95,471
Net loss attributable to noncontrolling interests	-	-	-	1,045	-	1,045
Net income (loss) attributable to Nexstar	$90,057	$107,834	$6,678	$(17,996)	$(90,057)	$96,516

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$669,762	$45,786	$77,763	$-	$793,311
Revenue between consolidated entities	-	25,800	29,314	8,666	(63,780)	-
Net revenue	-	695,562	75,100	86,429	(63,780)	793,311
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	211,660	22,638	49,616	(112)	283,802
Selling, general, and administrative expenses, excluding depreciation and amortization	-	183,845	2,694	15,042	(4,042)	197,539
Local service agreement fees between consolidated entities	-	33,869	13,500	12,257	(59,626)	-
Amortization of broadcast rights	-	37,165	4,169	2,726	-	44,060
Amortization of intangible assets	-	20,592	1,907	12,404	-	34,903
Depreciation	-	33,737	1,805	2,632	-	38,174
Total operating expenses	-	520,868	46,713	94,677	(63,780)	598,478
Income (loss) from operations	-	174,694	28,387	(8,248)	-	194,833
Interest expense, net	-	(62,704)	(6,951)	(1,198)	-	(70,853)
Other expenses	-	(409)	-	-	-	(409)
Equity in income of subsidiaries	57,953	-	-	-	(57,953)	-
Income (loss) before income taxes	57,953	111,581	21,436	(9,446)	(57,953)	123,571
Income tax (expense) benefit	-	(44,201)	(8,333)	1,652	-	(50,882)
Net income (loss)	57,953	67,380	13,103	(7,794)	(57,953)	72,689
Net income attributable to noncontrolling interests	-	-	-	(1,634)	-	(1,634)
Net income (loss) attributable to Nexstar	$57,953	$67,380	$13,103	$(9,428)	$(57,953)	$71,055

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$67,013	$1,263	$22,502	$-	$90,778

Cash flows from investing activities:
Purchases of property and equipment	-	(40,904)	(315)	(7,627)	-	(48,846)
Deposits and payments for acquisitions	-	(2,970,394)	(800)	-	-	(2,971,194)
Proceeds from sale of stations	-	481,944	-	-	-	481,944
Proceeds received to relinquish spectrum	-	478,608	-	-	-	478,608
Other investing activities	-	21,264	-	248	-	21,512
Net cash used in investing activities	-	(2,029,482)	(1,115)	(7,379)	-	(2,037,976)

Cash flows from financing activities:
Proceeds from long-term debt	-	4,149,576	230,608	53,797	-	4,433,981
Repayments of long-term debt	-	(1,611,029)	(226,471)	(54,250)	-	(1,891,750)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Payments for debt financing costs	-	(48,235)	(3,804)	-	-	(52,039)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Payments for contingent consideration	-	(258,647)		(5,000)	-	(263,647)
Common stock dividends paid	(42,132)	-	-	-	-	(42,132)
Purchase of treasury stock	(99,008)	-	-	-	-	(99,008)
Inter-company payments	141,308	(141,308)	-	-	-	-
Other financing activities	(168)	(4,817)	-	(150)	-	(5,135)
Net cash provided by (used in) financing activities	-	2,000,589	333	(5,603)	-	1,995,319
Net increase in cash and cash equivalents	-	38,120	481	9,520	-	48,121
Cash and cash equivalents at beginning of period	-	75,830	6,478	5,372	-	87,680
Cash and cash equivalents at end of period	$-	$113,950	$6,959	$14,892	$-	$135,801

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$168,791	$3,535	$4,096	$-	$176,422

Cash flows from investing activities:
Purchases of property and equipment	-	(22,973)	(160)	(2,509)	-	(25,642)
Deposits and payments for acquisitions	-	(103,970)	-	-	-	(103,970)
Other investing activities	-	585	-	-	-	585
Net cash used in investing activities	-	(126,358)	(160)	(2,509)	-	(129,027)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(68,214)	(1,751)	(3,150)	-	(73,115)
Common stock dividends paid	(22,078)	-	-	-		(22,078)
Payments for debt financing costs	-	(18,957)	(325)	-	-	(19,282)
Inter-company payments	21,691	(21,691)	-	-	-	-
Other financing activities	387	(2,824)	-	(2,643)	-	(5,080)
Net cash used in financing activities	-	(53,686)	(2,076)	(5,793)	-	(61,555)
Net (decrease) increase in cash and cash equivalents	-	(11,253)	1,299	(4,206)	-	(14,160)
Cash and cash equivalents at beginning of period	-	27,492	4,367	11,557	-	43,416
Cash and cash equivalents at end of period	$-	$16,239	$5,666	$7,351	$-	$29,256

15.  Subsequent Events

On October 2, 2017, Nexstar completed the acquisition of certain assets of WLWC, a CW affiliated television station in the Providence, Rhode Island market, from OTA Broadcasting (PVD), LLC for $4.1 million in cash, subject to adjustments for working capital, funded by cash on hand.

On October 2, 2017, Nexstar prepaid $10.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

On October 26, 2017, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.30 per share of its Class A common stock. The dividend is payable on December 1, 2017 to stockholders of record on November 17, 2017.

On November 6, 2017, Nexstar prepaid $10.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

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

Executive Summary

2017 Highlights

•

Net revenue during the third quarter of 2017 increased by $336.2 million, or 122.0% compared to the same period in 2016. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations of $361.7 million and an increase in retransmission compensation on our legacy stations of $19.5 million. These were partially offset by decrease in revenue resulting from station divestitures of $9.9 million and decrease in revenue of our legacy stations of $22.6 million as 2017 is not an election year.

•	For each of the quarters during 2017, our Board of Directors declared dividends of $0.30 per share of Nexstar’s outstanding common stock, or total dividend payments of $42.1 million.

•

In June 2017, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $100 million of our Class A common stock, of which $6.9 million was utilized in June 2017. During the third quarter of 2017, we repurchased a total of 687,492 shares of our Class A common stock for $40.7 million, funded by cash on hand. As of September 30, 2017, the remaining available amount under the share repurchase authorization was $52.4 million.

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

On January 17, 2017, we completed our previously announced merger with Media General, which owned, operated, or serviced 78 full power television stations in 48 markets. Total consideration at closing included $1.376 billion in cash consideration to stockholders of Media General, $1.031 billion issuance of Nexstar Common Stock, $1.658 billion repayment of certain then-existing debt of Media General, including premium and accrued interest, $10.7 million in replacement stock options and the CVR of $272.3 million. Concurrent with the closing of the merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million. We sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million.

The cash portion of the merger, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the divestitures and new borrowings (see debt transactions below).

On July 21, 2017, the Company received $478.6 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. On August 28, 2017, we completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated fair value. In September 2017, we paid the initial taxes due associated with the proceeds from relinquishing Media General’s spectrum of $145.9 million. As of September 30, 2017, the estimated remaining amount of CVR payable to the holders was $13.6 million and the estimated remaining unpaid taxes associated with the proceeds from the spectrum was $29.1 million. See Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above acquisitions.

Debt transactions

•

Simultaneously with the closing of the merger on January 17, 2017, the Company issued new term loans and revolving loans under new senior secured credit facilities, including (i) $2.75 billion in new senior secured Term Loan B, issued at 99.49%, due 2024, (ii) $51.3 million in new senior secured Term Loan A, issued at 99.25%, due 2018, (iii) $293.9 million in new senior secured Term Loan A, issued at 99.34%, due 2022, and (iv) $175.0 million in total commitments under new senior secured revolving credit facilities, of which $3.0 million was drawn at closing. The proceeds from these new term loans and revolving loans, together with Nexstar’s proceeds from the previously issued $900.0 million 5.625% Notes at par, the net proceeds from certain station divestitures and cash on hand were used to fund the merger described above and the refinancing of Nexstar’s, Mission’s and Marshall’s certain then existing term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and to pay for related fees and expenses.

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

•

On July 19, 2017, the Company amended its senior secured credit facilities. The main provisions of the amendments include: (i) our additional borrowing of $456.0 million Term Loan A, issued at 99.16%, the proceeds of which were used to repay the $454.4 million outstanding principal balance of our Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of our and Shield’s Term Loan A to five years from July 19, 2017 and (iv) an extension of the maturity date of our and Mission’s revolving credit facilities to five years from July 19, 2017.

•

Through September 2017, we prepaid a total of $215.0 million in principal balance under our Term Loan B and prepaid $25.0 million in principal balance under our Term Loan A, both of which were funded by cash on hand.

•	On October 2, 2017, we prepaid $10.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

•	On November 6, 2017, we prepaid $10.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

See also Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above debt transactions.

Overview of Operations

As of September 30, 2017, we owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned and/or operated by independent third parties, including stations owned by Mission, Marshall, White Knight, Tamer, Vaughan, Shield and Super Towers. See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities. Similarly, Mission is a guarantor of our senior secured credit facility, our 6.125% Notes and our 5.625% Notes, but does not guarantee our 5.875% Notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission, Marshall, White Knight, Shield, Vaughan, Tamer, Super Towers or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight, Shield, Vaughan, Tamer and Super Towers, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Tamer, Vaughan, Shield and Super Towers that permit Nexstar to acquire the assets and assume the liabilities of each these entities’ stations, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, White Knight, Shield, Vaughan, Tamer and Super Towers maintains complete responsibility for and control over programming, finances and personnel for their stations.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. Given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. The Company has filed a petition requesting the FCC to reconsider the JSA attribution rule, and in November 2017 the FCC is expected to adopt an order on reconsideration that eliminates the rule. If the Company is ultimately required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that will share a channel with another station, two that will move to a VHF channel and one that will discontinue its operation. The one station that will discontinue its operation is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$224,026	35.0	$94,878	33.3	$664,436	35.7	$286,253	35.0
National	89,568	14.0	36,522	12.8	258,342	13.9	107,849	13.2
Political	8,425	1.3	25,500	8.9	16,876	0.9	48,511	5.9
Retransmission compensation	257,517	40.2	98,267	34.4	742,511	39.9	293,717	36.0
Digital	56,180	8.8	28,621	10.0	166,868	9.0	76,011	9.3
Other	4,334	0.7	1,480	0.6	13,067	0.6	4,540	0.6
Total gross revenue	640,050	100.0	285,268	100.0	1,862,100	100.0	816,881	100.0
Less: Agency commissions	(42,081)		(21,204)		(123,502)		(58,326)
Net broadcast revenue	597,969		264,064		1,738,598		758,555
Trade and barter revenue	13,901		11,595		39,704		34,756
Net revenue	$611,870		$275,659		$1,778,302		$793,311

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$611,870	100.0	$275,659	100.0	$1,778,302	100.0	$793,311	100.0
Operating expenses:
Corporate expenses	19,909	3.3	11,713	4.2	109,066	6.1	40,551	5.1
Direct operating expenses, net of trade	253,914	41.5	98,168	35.6	718,854	40.4	276,139	34.8
Selling, general and administrative expenses, excluding corporate	117,399	19.2	51,889	18.8	346,829	19.5	156,988	19.8
Trade and barter expense	14,509	2.4	11,392	4.1	41,064	2.3	34,648	4.4
Depreciation	25,979	4.2	12,877	4.7	74,497	4.2	38,174	4.8
Amortization of intangible assets	33,986	5.6	11,505	4.2	120,701	6.8	34,903	4.4
Amortization of broadcast rights, excluding barter	17,102	2.7	5,218	2.0	47,099	2.6	17,075	2.1
Gain on disposal of stations, net	-	-	-	-	(57,716)	(3.2)	-	-
Total operating expenses	482,798		202,762		1,400,394		598,478
Income from operations	$129,072		$72,897		$377,908		$194,833

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

Gross local advertising revenue was $224.0 million for the three months ended September 30, 2017, compared to $94.9 million for the same period in 2016, an increase of $129.1 million, or 136.1%. Gross national advertising revenue was $89.6 million for the three months ended September 30, 2017, compared to $36.5 million for the same period in 2016, an increase of $53.1 million, or 145.2%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $195.2 million, less decreases in revenue resulting from station divestitures of $4.9 million. Our legacy stations’ local and national advertising revenue decreased by $8.1 million during the three months ended September 30, 2017 compared to the same period in 2016, which includes the impact of revenue from the 2016 Olympics on our NBC affiliate legacy stations. Our largest advertiser category, automobile, represented approximately 26% and 27% of our local and national advertising revenue for the three months ended September 30, 2017 and 2016, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 7.4% during the quarter. The other categories representing our top five were fast food/restaurants and furniture, which decreased in 2017, and radio/TV/cable/newspaper and attorneys, which increased in 2017.

Gross political advertising revenue was $8.4 million for the three months ended September 30, 2017, compared to $25.5 million for the same period in 2016, a decrease of $17.1 million, as 2017 is not an election year.

Retransmission compensation was $257.5 million for the three months ended September 30, 2017, compared to $98.3 million for the same period in 2016, an increase of $159.2 million, or 162.1%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $143.5 million, less decrease in revenue resulting from station divestitures of $3.8 million, and an increase in our legacy stations’ revenue of $19.5 million. The increase in revenue from our legacy stations was primarily due to the renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed our legacy stations’ retransmission compensation agreements representing approximately 50% of our legacy stations’ subscriber base. There were no significant renewals of retransmission compensation agreements during the period in 2017. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees.  We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $56.2 million for the three months ended September 30, 2017, compared to $28.6 million for the same period in 2016, an increase of $27.6 million, or 96.3%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $37.2 million, partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $9.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $19.9 million for the three months ended September 30, 2017, compared to $11.7 million for the same period in 2016, an increase of $8.2 million, or 70.0%. This was primarily attributable to an increase in payroll, severance, bonuses and payroll related expenses of $5.2 million and an increase in legal and professional fees of $1.1 million, both of which were primarily associated with our acquisitions and increased number of stations and entities. Additionally, new equity incentive awards during the current year increased our stock-based compensation by $3.3 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $371.3 million for the three months ended September 30, 2017, compared to $150.1 million for the same period in 2016, an increase of $221.2 million, or 147.4%. The increase was primarily due to expenses of our newly acquired stations and entities of $225.5 million, and an increase in programming costs for our legacy stations of $8.7 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years. These increases were partially offset by a $4.6 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $26.0 million for the three months ended September 30, 2017, compared to $12.9 million for the same period in 2016, an increase of $13.1 million, or 101.7%. The increase was primarily due to the acquisition of new assets through our merger with Media General.

Amortization of intangible assets was $34.0 million for the three months ended September 30, 2017, compared to $11.5 million for the same period in 2016, an increase of $22.5 million. The increase was primarily due to the acquisition of new intangible assets through our merger with Media General.

Amortization of broadcast rights, excluding barter was $17.1 million for the three months ended September 30, 2017, compared to $5.2 million for the same period in 2016, an increase of $11.9 million, primarily attributable to our acquisition of new broadcast rights through our merger with Media General.

Interest Expense, net

Interest expense, net was $53.6 million for the three months ended September 30, 2017, compared to $29.6 million for the same period in 2016, an increase of $24.0 million, or 81.0%, primarily attributable to interest on new borrowings, net of decreases in interest resulting from redemptions.

Loss on Extinguishment of Debt

During the third quarter of 2017, we prepaid a total of $45.0 million principal balance under our Term Loan B. This resulted in loss on debt extinguishment of $1.2 million, representing the write-off of unamortized debt financing costs and debt discounts associated with these debt extinguishments.

Income Taxes

Income tax expense was $32.0 million for the three months ended September 30, 2017, compared to $17.5 million for the same period in 2016. The effective tax rates were 43.2% and 40.6% for each of the respective periods. This increase is primarily caused by permanent differences in 2017 resulting in income tax expense of $2.4 million, or a 2.9% increase to the effective income tax rate.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Gross local advertising revenue was $664.4 million for the nine months ended September 30, 2017, compared to $286.3 million for the same period in 2016, an increase of $378.1 million, or 132.1%. Gross national advertising revenue was $258.3 million for the nine months ended September 30, 2017, compared to $107.8 million for the same period in 2016, an increase of $150.5 million, or 139.5%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $558.4 million, less decreases in revenue resulting from station divestitures of $14.1 million. Our legacy stations’ local and national advertising revenue decreased by $15.6 million during the nine months ended September 30, 2017 compared to the same period in 2016, which includes the impact of revenue from the 2016 Olympics on our NBC affiliate legacy stations. Our largest advertiser category, automobile, represented approximately 26% of our local and national advertising revenue for each of the nine months ended September 30, 2017 and 2016, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 4.9% during the period. The other categories representing our top five were fast food/restaurants and furniture, which decreased in 2017, and radio/TV/cable/newspaper and attorneys, which increased in 2017.

Gross political advertising revenue was $16.9 million for the nine months ended September 30, 2017, compared to $48.5 million for the same period in 2016, a decrease of $31.6 million, as 2017 is not an election year.

Retransmission compensation was $742.5 million for the nine months ended September 30, 2017, compared to $293.7 million for the same period in 2016, an increase of $448.8 million, or 152.8%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $407.6 million, less decrease in revenue resulting from station divestitures of $10.3 million, and an increase in our legacy stations revenue of $51.5 million. The increase in revenue from our legacy stations was primarily due to the renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed our legacy stations’ retransmission compensation agreements representing approximately 50% of our legacy stations’ subscriber base. There were no significant renewals of retransmission compensation agreements during the period in 2017. Broadcasters currently deliver approximately 35% of all television viewing audiences, but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $166.9 million for the nine months ended September 30, 2017, compared to $76.0 million for the same period in 2016, an increase of $90.9 million, or 119.5%. This was primarily attributable to incremental revenue from our newly acquired stations and entities of $104.7 million and an increase in revenue from our legacy stations of $3.6 million, partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $16.4 million and a decrease in revenue resulting from station divestitures of $1.0 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $109.1 million for the nine months ended September 30, 2017, compared to $40.6 million for the same period in 2016, an increase of $68.5 million. This was primarily attributable to an increase in payroll, severance, bonuses and payroll related expenses of $46.3 million and an increase in legal and professional fees of $14.0 million, both of which were primarily associated with our acquisitions and increased number of stations and entities. Additionally, new equity incentive awards during the current year increased our stock-based compensation by $8.5 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $1,065.7 million for the nine months ended September 30, 2017, compared to $433.1 million for the same period in 2016, an increase of $632.6 million, or 146.0%. The increase was primarily due to expenses of our newly acquired stations and entities of $626.4 million, and an increase in programming costs for our legacy stations of $29.5 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years. These increases were partially offset by an $11.2 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $74.5 million for the nine months ended September 30, 2017, compared to $38.2 million for the same period in 2016, an increase of $36.3 million, or 95.2%. The increase was primarily due to the acquisition of new assets through our merger with Media General.

Amortization of intangible assets was $120.7 million for the nine months ended September 30, 2017, compared to $34.9 million for the same period in 2016, an increase of $85.8 million. The increase was primarily due to the acquisition of new intangible assets through our merger with Media General.

Amortization of broadcast rights, excluding barter was $47.1 million for the nine months ended September 30, 2017, compared to $17.1 million for the same period in 2016, an increase of $30.0 million, primarily attributable to our acquisition of new broadcast rights through our merger with Media General.

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

Interest Expense, net

Interest expense, net was $188.5 million for the nine months ended September 30, 2017, compared to $70.8 million for the same period in 2016, an increase of $117.7 million, or 166.1%, primarily attributable to interest on new borrowings, net of decreases in interest resulting from redemptions, and one-time fees associated with the financing of our acquisitions.

Loss on Extinguishment of Debt

In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%, refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $240.0 million principal balance under our new term loans. These resulted in loss on debt extinguishment of $34.3 million, representing premium paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt extinguishments.

Income Taxes

Income tax expense was $58.4 million for the nine months ended September 30, 2017, compared to $50.9 million for the same period in 2016. The effective tax rates were 38.0% and 41.2% for each of the respective periods. In 2017, we recognized the tax impact of the divested stations we previously owned which resulted in an income tax benefit of $7.8 million, or a 5.1% decrease to the effective tax rate. The income tax benefit was primarily the result of proceeds we received which will not be subject to taxation. We adopted ASU No. 2016-09 as of January 1, 2017 which now requires excess tax benefits and tax deficiencies related to stock-based compensation to be recognized within income tax expense. As such, we recognized an income tax benefit related to stock option exercises and the vesting of restricted stock units of $1.2 million, or a 0.8% decrease to the effective rate. We also released an uncertain tax position resulting in an income tax benefit of $1.6 million, or a 1.1% decrease to the effective tax rate. Permanent differences in 2017 resulted in an increase in income tax expense of $4.4 million, or a 2.8% increase to the effective income tax rate. Prior year transaction costs attributable to our merger with Media General were determined to be nondeductible for tax purposes resulting in an income tax expense of $1.7 million in 2017, or a 1.1% increase to the effective tax rate. Our acquisition of Media General and the subsequent liquidation of its legal entities increased our blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 1.0% increase to the effective tax rate. In 2016, a nondeductible change in contingent consideration fair value of $1.3 million resulted in a 1.0% increase in the 2016 effective tax rate.

Liquidity and Capital Resources

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. In order to meet future cash needs the Company may, from time to time, borrow under its existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of its existing debt arrangements permit. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$90,778	$176,422
Net cash used in investing activities	(2,037,976)	(129,027)
Net cash provided by (used in) financing activities	1,995,319	(61,555)
Net increase (decrease) in cash and cash equivalents	$48,121	$(14,160)
Cash paid for interest	$175,000	$68,111
Cash paid for income taxes, net of refunds(1)	$221,257	$27,405

(1)

The cash paid for income taxes, net of refunds, during the nine months ended September 30, 2017 includes payments totaling $47.4 million in tax liabilities resulting from sale of stations and payments totaling $145.9 million related to the proceeds received to relinquish certain stations’ spectrum.

	As of	As of
	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$135,801	$87,680
Long-term debt including current portion	4,390,008	2,342,419
Unused revolving loan commitments under senior secured credit facilities(1)	172,000	103,000

(1)	Based on covenant calculations as of September 30, 2017, all of the $172.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $85.6 million during the nine months ended September 30, 2017, compared to the same period in 2016. This was primarily attributable to an increase in payments for tax liabilities resulting from sale of stations of $47.4 million, an increase in payments for tax liabilities resulting from the proceeds received to relinquish certain stations’ spectrum of $145.9 million, an increase in cash paid for interest of $106.9 million, use of cash resulting from timing of payments to vendors of $43.9 million and an increase in payments for broadcast rights of $29.1 million. These transactions were partially offset by an increase in net revenue (excluding trade and barter) of $980.0 million less an increase in station and corporate operating expenses (excluding stock compensation and other non-cash station operating expenses) of $696.0 million, and source of cash resulting from timing of accounts receivable collections of $16.6 million.

Cash paid for interest increased by $106.9 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to interest on new borrowings (net of redemptions) and one-time fees associated with the financing of our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $1.909 billion during the nine months ended September 30, 2017 compared to the same period in 2016.

In 2017, we completed our merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.9 million of cash acquired through the merger. In connection with the merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. These transactions were partially offset by $481.9 million net proceeds from station divestitures and $478.6 million in gross proceeds to relinquish certain stations’ spectrum. We also received $16.4 million in proceeds from disposal of assets, primarily the sale of a real estate property.

In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million.

Capital expenditures during the nine months ended September 30, 2017 increased by $23.2 million compared to the same period in 2016, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $2.057 billion during the nine months ended September 30, 2017 compared to the same period in 2016.

In 2017, the Company borrowed new term loans, net of debt discount, of $3.531 billion, drew $3.0 million under a new revolving loan and received the gross proceeds from our $900.0 million 5.625% Notes previously deposited in an escrow account. We also received $3.9 million in proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term and revolving loans of Nexstar, Mission and Marshall with an aggregate principal of $672.3 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, repayments of outstanding principal balance under our term loans of $454.4 million associated with the amendments to senior secured credit facilities in July 2017, prepayments of $240.0 million outstanding principal balances under our term loans, payments for debt financing costs associated with new term loans and new revolving credit facilities of $52.0 million, payments to acquire the remaining assets of stations previously owned by WVMH of $66.9 million, purchases of treasury stock of $99.0 million, payments of dividends to our common stockholders of $42.1 million ($0.30 per share each quarter), payments for contingent consideration related to acquisitions of $263.6 million, payments for capital lease obligations of $5.4 million and cash payment for taxes in exchange for shares of Nexstar common stock withheld of $4.0 million.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $58.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $15.1 million, payments for debt financing costs of $19.3 million, payments of dividends to our common stockholders of $22.1 million ($0.24 per share each quarter), payments for contingent consideration related to an acquisition of $2.0 million, payments for capital lease obligations of $2.7 million and distribution to a noncontrolling interest of $0.6 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2017, we, Mission, Marshall and Shield had total combined debt of $4.4 billion, net of financing costs and discounts, which represented 78.7% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

In June 2017, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $100 million of our Class A common stock, of which $6.9 million was utilized in June 2017. During the third quarter of 2017, we repurchased a total of 687,492 shares of our Class A common stock for $40.7 million, funded by cash on hand. As of September 30, 2017, the remaining available amount under the share repurchase authorization was $52.4 million.

On July 21, 2017, the Company received $478.6 million of gross proceeds from the disposition of Media General’s spectrum in the recently concluded FCC auction. On August 28, 2017, we completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated fair value. In September 2017, we paid the initial taxes due associated with the proceeds from relinquishing Media General’s spectrum of $145.9 million. As of September 30, 2017, the estimated remaining amount of CVR payable to the holders was $13.6 million and the estimated remaining unpaid taxes associated with the proceeds from the spectrum was $29.1 million.

On October 2, 2017, we prepaid $10.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On October 2, 2017, we completed our acquisition of certain assets of WLWC, a CW affiliated television station in the Providence, Rhode Island market, from OTA Broadcasting (PVD), LLC for $4.1 million in cash, subject to adjustments for working capital, funded by cash on hand.

On October 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.30 per share of its Class A common stock. The dividend is payable on December 1, 2017 to stockholders of record on November 17, 2017.

On November 6, 2017, we prepaid $10.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2017 (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$2,573,431	$18,121	$82,074	$171,969	$2,301,267
Mission senior secured credit facility	231,420	1,158	4,628	4,628	221,006
Marshall senior secured credit facility	53,659	633	53,026	-	-
Shield senior secured credit facility	24,490	612	2,694	4,531	16,653
5.875% senior unsecured notes due 2022	400,000	-	-		400,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,458,000	$20,524	$142,422	$181,128	$4,113,926

We make semiannual interest payments on our $275.0 million 6.125% Notes on February 15 and August 15 of each year. We make semiannual interest payments on the 5.625% Notes on February 1 and August 1 of each year. We also make semiannual payments on the 5.875% Notes on May 15 and November 15 of each year. Interest payments on our, Mission’s, Marshall’s and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s, Marshall’s and Shield’s senior secured credit facilities, as well as the indentures governing our 6.125% Notes, 5.625% Notes and the 5.875% Notes, limit, but do not prohibit us, Mission, Marshall or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2017, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from September 30, 2017.

No Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of September 30, 2017, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Nexstar senior secured credit facility	$2,573,431	$18,121	$82,074	$171,969	$2,301,267
Mission senior secured credit facility	231,420	1,158	4,628	4,628	221,006
Marshall senior secured credit facility	53,659	633	53,026	-	-
Shield senior secured credit facility	24,490	612	2,694	4,531	16,653
5.875% senior unsecured notes due 2022	400,000	-	-	-	400,000
6.125% senior unsecured notes due 2022	275,000	-	-	-	275,000
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
Cash interest on debt(1)	1,137,825	49,404	387,775	378,496	322,150
Network affiliation agreements	704,279	53,074	437,131	214,074	-
Broadcast rights current cash commitments(2)	14,701	1,951	8,845	3,905	-
Broadcast rights future cash commitments	86,411	13,640	61,301	11,254	216
Executive employee contracts(3)	34,603	4,495	22,851	7,257	-
Estimated benefit payments from Company assets(4)	51,567	1,467	11,700	11,400	27,000
Operating lease obligations	114,829	5,184	34,179	26,125	49,341
Capital lease obligations	26,567	450	3,543	3,596	18,978
Other	36,650	8,845	26,707	1,098	-
	$6,665,432	$159,034	$1,136,454	$838,333	$4,531,611

(1)	Estimated interest payments due, as if all debt outstanding as of September 30, 2017, remained outstanding until maturity, based on interest rates in effect at September 30, 2017.
(2)	Excludes broadcast rights barter payable commitments recorded on the Condensed Consolidated Financial Statements as of September 30, 2017 in the amount of $19.8 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.
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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Management believes that as of September 30, 2017, there has been no material change to this information.

Upon consummation of the merger on January 17, 2017, Media General’s critical accounting policies were conformed to Nexstar’s critical accounting policies. However, Media General’s historical accounting policy related to pension plans and postretirement benefits has been adopted.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The key assumptions used in developing the required estimates include discount rates, expected return on plan assets, mortality rates, health care cost trends, retirement rates and expected contributions. The expected rate of return on plan assets is 7.25%.

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

The term loan borrowings at September 30, 2017 under the Company’s senior secured credit facilities bear interest rates ranging from 3.7% to 4.2%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.7% at September 30, 2017. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2017 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $28.8 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2017. An increase of 50 basis points in LIBOR would result in a $14.4 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $28.8 million and $14.4 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2017, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2017, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Nexstar’s common stock repurchases by month for the quarter ended September 30, 2017:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
August 18-31, 2017	95,842	$59.83	95,842	87,351,445
September 1-30, 2017	591,650	59.10	591,650	52,385,396
	687,492	$59.20	687,492

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2017 and December 31, 2016 and for the three months ended September 30, 2017 and 2016, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2017 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 6, 2017