Form 10-K
period 2017-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2018-03-01
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $2,608,125,138.

As of February 28, 2018, the Registrant had 46,109,349 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Nexstar Broadcasting has time brokerage agreements (“TBAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”), local marketing agreements (“LMAs”) and outsourcing agreements (which we generally refer to as “local service agreements”) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2017 4th Edition, as published by BIA Financial Network, Inc.

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

As of December 31, 2017, we owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of December 31, 2017, we reached approximately 43.6 million, or 38.9%, of all U.S. television households.

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

Our digital media businesses provide digital publishing and content management platforms, a digital video advertising platform, a social media advertising platform and other digital media solutions to media publishers and advertisers. We are focused on new technologies and growing our portfolio of digital products and services complementary to our vision of providing local news, entertainment and sports content through broadcast and digital platforms.

We are a Delaware corporation formed in 1996. Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Recent Acquisitions

Merger with Media General

On January 17, 2017, we completed our merger with Media General, Inc., a Virginia corporation (“Media General”), whereby we acquired the latter’s outstanding equity in exchange for cash and stock, plus additional consideration in the form of a non-tradeable contingent value right (“CVR”). Media General owned, operated, or serviced 78 full power television stations in 48 markets, including 10 stations owned by VIEs.

Upon the completion of the merger, each issued and outstanding share of common stock, no par value, of Media General immediately prior to the effective time of the merger, other than shares or other securities representing capital stock in Media General owned, directly or indirectly, by Nexstar or any subsidiary of Media General, was converted into the right to receive (i) $10.55 in cash, without interest (the “Cash Consideration”), (ii) 0.1249 of a share of Nexstar’s Class A Common Stock (the “Nexstar Common Stock”), par value $0.01 per share (the “Stock Consideration”), and (iii) one non-tradeable CVR representing the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC’s recently concluded spectrum auction (the “FCC auction”), subject to and in accordance with the contingent value rights agreement governing the CVRs (the CVR, together with the Stock Consideration and the Cash Consideration, the “Merger Consideration”). The CVRs are not transferable, except in limited circumstances specified in the agreement governing the CVRs.

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

The following table summarizes the components of the total consideration paid, payable or issued upon closing of the merger (in thousands):

Cash Consideration	$1,376,108
Nexstar Common Stock issued (15,670,094 shares)	995,835
Reissued Nexstar Common Stock from treasury (560,316 shares)	35,608
Stock option replacement awards (228,438 options)	10,702
Repayment of Media General debt, including premium and accrued interest	1,658,135
Contingent consideration liability (CVR)	271,008
$4,347,396

Concurrent with the closing of the merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). We sold our previously owned stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar Divestitures”).

Transaction costs relating to the merger, including legal and professional fees and severance costs, were $52.4 million and $8.4 million during the years ended December 31, 2017 and 2016, respectively. These costs were expensed as incurred.

The Cash Consideration, the repayment of Media General debt, including premium and accrued interest, and the transaction costs and expenses were funded through a combination of cash on hand, proceeds from the Nexstar Divestitures and the Media General Divestitures and the following debt borrowings:

•	$2.75 billion in senior secured Term Loan B, issued at 99.49%, due on January 17, 2024;

•	$51.3 million in senior secured Term Loan A, issued at 99.25%, due on June 28, 2018 and $293.9 million in senior secured Term Loan A, issued at 99.34%, due on January 17, 2022;

•

$175.0 million in total commitments under senior secured revolving credit facilities, of which $3.0 million was drawn at closing and due June 28, 2018. The remaining $172.0 million in unused revolving credit facilities have a maturity date of January 17, 2022; and

•	Proceeds from the previously issued $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes”)

The Company incurred $48.3 million (Term Loan B) and $3.2 million (Term Loan A) in legal, professional and underwriting fees related to the debt described above. These costs, along with debt issue discounts, are amortized over the term of the related debt.

On July 21, 2017, the Company received $478.6 million of gross proceeds to relinquish certain spectrum of Media General in the previously concluded FCC auction. Nexstar did not dispose any of its legacy stations’ spectrum.

On August 28, 2017, we completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated amounts due. Through December 2017, we paid $180.9 million in taxes related to the spectrum auction proceeds.

We assumed the $400.0 million 5.875% Senior Notes due 2022 (the “5.875% Notes”) previously issued by LIN Television Corporation (“LIN TV”), a wholly owned subsidiary of Media General, and consolidated Shield Media LLC’s (“Shield”) senior secured credit facility with an outstanding Term Loan A principal balance of $24.8 million. We also assumed Media General’s pension and postretirement obligations (included in other noncurrent liabilities).

For more information about the merger and related transactions, refer to Notes 3, 7 and 8 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

The full power television stations acquired and consolidated by Nexstar as a result of the merger, net of divestitures, are as follows:

Market Rank at Acquisition	Market	Full Power Stations	Primary Affiliation
Nexstar:
6	San Francisco, CA	KRON	MNTV
11	Tampa, FL	WFLA, WTTA	NBC, MNTV
24	Raleigh, NC	WNCN	CBS
25	Portland, OR	KOIN	CBS
27	Indianapolis, IN	WISH, WNDY	The CW, MNTV
29	Nashville, TN	WKRN	ABC
30	New Haven, CT	WTNH, WCTX	ABC, MNTV
32	Columbus, OH	WCMH	NBC
37	Spartanburg, SC	WSPA, WYCW	CBS, The CW
39	Austin, TX	KXAN, KBVO	NBC, MNTV
42	Portsmouth, VA	WAVY, WVBT	NBC, FOX
43	Harrisburg, PA	WHTM	ABC
44	Grand Rapids, MI	WOOD, WOTV	NBC, ABC
45	Birmingham, AL	WIAT	CBS
48	Albuquerque, NM	KRQE, KREZ, KBIM	CBS
52	Providence, RI	WPRI	CBS
53	Buffalo, NY	WIVB, WNLO	CBS, The CW
55	Richmond, VA	WRIC	ABC
59	Albany, NY	WTEN, WCDC	ABC, ABC
60	Mobile, AL	WKRG, WFNA	CBS, The CW
62	Knoxville, TN	WATE	ABC
64	Dayton, OH	WDTN	NBC
65	Honolulu, HI	KHON, KHAW, KAII	FOX, FOX, FOX
66	Wichita, KS	KSNW, KSNC, KSNG, KSNK	NBC
88	Colorado Springs, CO	KXRM	FOX
91	Savannah, GA	WSAV	NBC
94	Charleston, SC	WCBD	NBC
95	Jackson, MS	WJTV	CBS
98	Tri-Cities, TN-VA	WJHL	CBS
100	Greenville, NC	WNCT	CBS
102	Florence, SC	WBTW	CBS
109	Sioux Falls, SD	KELO, KDLO, KPLO	CBS
110	Ft. Wayne, IN	WANE	CBS
111	Augusta, GA	WJBF	ABC
113	Lansing, MI	WLNS	CBS
114	Springfield, MA	WWLP	NBC
115	Youngstown, OH	WKBN	CBS
120	Lafayette, LA	KLFY	CBS
127	Columbus, GA	WRBL	CBS
135	Topeka, KS	KSNT	NBC
168	Hattiesburg, MS	WHLT	CBS
172	Rapid City, SD	KCLO	CBS
VIEs:
39	Austin, TX	KNVA	The CW
48	Alburquerque, NM	KASY, KRWB, KWBQ	MNTV, The CW, The CW
52	Providence, RI	WNAC	FOX
59	Albany, NY	WXXA	FOX
64	Dayton, OH	WBDT	NBC
113	Lansing, MI	WLAJ	ABC
115	Youngstown, OH	WYTV	ABC
135	Topeka, KS	KTKA	ABC

As of the merger closing date, we became the primary beneficiary of variable interests in Shield, Tamer Media, LLC (“Tamer”), Vaughan Media, LLC (“Vaughan”), WNAC, LLC and 54 Broadcasting, Inc. (“54 Broadcasting”) and have consolidated these entities, including the stations they own. Refer to Item 1, “Business – Relationship with VIEs” for additional information.

Other Acquisitions Completed in 2017

On January 31, 2017, we completed the acquisition of three CBS affiliated and one NBC affiliated full power television stations from West Virginia Media Holdings, LLC (“WVMH”) for a cash purchase price of $130.1 million. Through January 4, 2016 (first closing), we paid $65.0 million to the sellers, including the $6.5 million deposit paid upon signing the purchase agreement in November 2015. These payments were funded through a combination of cash on hand and borrowings under our revolving credit facility. On January 31, 2017 (second closing), we paid the remaining purchase price of $65.0 million, funded by cash on hand. We provided programming and sales and other services to the WVMH stations until the completion of our acquisition on January 31, 2017.

On March 31, 2017, Mission completed its acquisition of Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, for a cash purchase price of $4.0 million. KFQX is the FOX affiliate in the Grand Junction, Colorado market. In connection with this transaction, Mission paid $3.2 million deposit upon signing the purchase agreement on June 13, 2014 and paid the remaining $0.8 million on March 31, 2017, both of which were funded by cash on hand. We previously provided sales and other services to Parker under a time brokerage agreement. We continue to perform these services through the same time brokerage agreement under Mission’s ownership of Parker.

On October 2, 2017, we completed our acquisition of certain assets of WLWC, a CW affiliated full power television station in the Providence, Rhode Island market, from OTA Broadcasting (PVD), LLC for $4.1 million in cash, funded by cash on hand.

Subsequent Acquisition

On January 16, 2018, we completed our previously announced acquisition of the outstanding equity of LKQD Technologies, Inc. (“LKQD”) for an initial cash purchase price of $90.0 million, subject to working capital and other adjustments, funded by a combination of cash on hand and borrowing from our revolving credit facility of $44.0 million. Additionally, the sellers could receive up to a maximum of $35.0 million in cash payments if certain performance targets are met during the calendar year 2019.

Subsequent Debt Prepayment

On February 1, 2018, we prepaid $20.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On February 16, 2018, we repaid $20.0 million of the outstanding principal balance under our revolving credit facility, funded by cash on hand.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 76.0% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2017, we earned approximately 35% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 and 30 hours per week of local news programming. Extensive local sports coverage and active sponsorship of community events further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of digital products and services. Our websites provide access to our local news and information, as well as community centric businesses and services. We delivered to audiences across all of our web sites in 2017, with 219 million unique visitors, who utilized over 4.2 billion page views. Also in 2017, our mobile platform accounted for 80% of our overall page views by year end. We also launched redesigned web sites, ready for the emerging touch oriented platforms. We have also invested in additional digital media product lines, including digital publishing and content management platforms, a digital video advertising platform, a social media advertising platform, and other digital media solutions. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2017, revenue generated from local advertising represented 71.9% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 61.9% of our net revenue, excluding trade and barter revenue, for the year ended December 31, 2017 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS and FOX affiliated stations which represented approximately 19%, 27%, 31% and 12%, respectively, of our 2017 combined local, national and political revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Attract and Retain High Quality Management. We seek to attract and retain station general managers with proven track records in larger television markets by providing equity incentives not typically offered by other station operators in our markets. Most of our station general managers have been granted restricted stock units and stock options and have an average of over 20 years of experience in the television broadcasting industry.

Acquisition Strategy

We selectively pursue acquisitions of television stations where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets. We selectively pursue acquisitions of digital properties that leverage our capabilities particularly in video delivery technology and platforms and with a focus on assisting small and medium-sized business effectively reach targeted consumers and achieve effective marketing campaigns.

Relationship with VIEs

Through various local service agreements as of December 31, 2017, we provided sales, programming and other services to 35 full power television stations owned by consolidated VIEs and one full power television station owned by a VIE which is not consolidated. As of December 31, 2017, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s, Marshall Broadcasting Group, Inc.’s (“Marshall”) and Shield’s senior secured credit facilities, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight Broadcasting (“White Knight”), Shield, Vaughan, WNAC, LLC and 54 Broadcasting, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting that permit Nexstar to acquire the assets and assume the liabilities of each these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2018 and 2027. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we currently own, operate, program or provide sales and other services to:

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
6	DC(2)/Hagerstown, MD	WDVM	Independent	WDVM-D2, D3	Grit, Escape	O&O	(4)	10/1/2020
8	San Francisco, CA	KRON(20)	MNTV	KRON-D2, D3	Sky Link TV, getTV	O&O	17	12/1/2022
11	Phoenix, AZ	KASW	The CW	KASW-D2, D3, D4	Decades, Grit, Escape	O&O	14	10/1/2022
13	Tampa, FL	WFLA(20) WTTA(20)	NBC MNTV	WFLA-D2 WTTA-D2	MeTV CoziTV	O&O O&O	11	2/1/2021 2/1/2021
22	Portland, OR	KOIN(20)	CBS	KOIN-D2, D3	getTV, Decades	O&O	8	2/1/2023
25	Raleigh, NC	WNCN(20)	CBS	WNCN-D2, D3	AntennaTV, Justice	O&O	9	12/1/2020
27	Nashville, TN	WKRN(20)	ABC	WKRN-D2, D3	MeTV, Justice	O&O	7	8/1/2021
28	Indianapolis, IN	WISH(20) WNDY(20)	The CW MNTV	WISH-D2, D3 WNDY-D2	getTV, Justice Bounce	O&O O&O	9	8/1/2021 8/1/2021
30	Salt Lake City, UT	KTVX KUCW	ABC The CW	KTVX-D2, D3 KUCW-D2, D3, D4 KUWB-LD	Me-TV, Laff Movies!,Grit, Escape CMT	O&O O&O O&O	13	10/1/2022 10/1/2022 10/1/2022
32	New Haven, CT	WTNH(20) WCTX(20)	ABC MNTV	WTNH-D2 WCTX-D2, D3	Bounce Grit, Justice	O&O O&O	8	4/1/2023 4/1/2023
34	Columbus, OH	WCMH(20)	NBC	WCMH-D2, D3	MeTV, ION	O&O	5	10/1/2021
38	Spartanburg, SC	WSPA(20) WYCW(20)	CBS The CW	WSPA-D2, D3 WYCW-D2, D3	MeTV, ION CBS, getTV	O&O O&O	6	12/1/2020 12/1/2020
39	Austin, TX	KXAN(20) KBVO(20) KNVA(20)	NBC MNTV The CW	KXAN-D2, D3 KNVA-D2, D3 KHPB-CD	Cozi TV, ION Grit, Laff The CW	O&O O&O LSA(13) O&O	7	8/1/2022 8/1/2022 8/1/2022 8/1/2022
40	Las Vegas, NV	KLAS	CBS	KLAS-D2, D3	MeTV, Movies	O&O	9	10/1/2022
43	Grand Rapids, MI	WOOD(20) WOTV(20)	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Bounce, Laff GetTV, Grit, Weather MNTV, CoziTV, Escape	O&O O&O O&O	6	10/1/2021 10/1/2021 10/1/2021
44	Birmingham, AL	WIAT(20)	CBS	WIAT-D2, D3	Untamed Sports, Justice	O&O	9	4/1/2021
45	Harrisburg, PA	WHTM(20)	ABC	WHTM-D2, D3	ION, getTV	O&O	6	8/1/2023
46	Albuquerque, NM	KRQE(20) KREZ(20) KBIM(20) KASY(20) KRWB(20) KWBQ(20)	CBS CBS CBS MNTV The CW The CW	KRQE-D2 KREZ-D2 KBIM-D2 KASY-D2, D3 KRWB-D2, D3, D4 KWBQ-D2, D3, D4	FOX FOX FOX Escape, getTV Grit, Laff, ION Grit, Laff, ION	O&O O&O(21) O&O(21) LSA(11) LSA(11) LSA(11)	16	10/1/2022 4/1/2022 10/1/2022 10/1/2022 4/1/2021 10/1/2022
47	Portsmouth, VA	WAVY(20) WVBT(20)	NBC FOX	WAVY-D2, D3	Bounce, getTV	O&O O&O	8	10/1/2020 10/1/2020
50	Memphis, TN	WATN WLMT	ABC The CW	WATN-D2 WLMT-D2	Laff MeTV	O&O O&O	6	8/1/2021 8/1/2021
52	Providence, RI	WPRI(20) WNAC(20)	CBS FOX	WPRI-D2, D3 WNAC-D2, D3	Bounce, getTV MNTV, Laff	O&O LSA(14)	6	4/1/2023 4/1/2023
53	Buffalo, NY	WIVB(20) WNLO(20)	CBS The CW	WNLO-D2	Bounce	O&O O&O	8	6/1/2023 6/1/2023
54	Fresno, CA	KSEE KGPE	NBC CBS	KSEE-D2, D3 KGPE-D2, D3	Bounce, Grit Escape, LATV	O&O O&O	10	12/1/2022 12/1/2022
55	Richmond, VA	WRIC(20)	ABC	WRIC-D2, D3	ION, getTV	O&O	5	10/1/2020
57	Wilkes Barre, PA	WBRE WYOU	NBC CBS	WBRE-D2, D3 WYOU-D2, D3	Laff, Grit Escape, Bounce	O&O LSA(6)	7	8/1/2023 8/1/2023
58	Little Rock, AR	KARK KARZ KLRT KASN	NBC MNTV FOX The CW	KARK-D2 KARZ-D2 KLRT-D2	Laff Bounce Escape	O&O O&O LSA(6) LSA(6)	7	(5) 6/1/2021 6/1/2021 6/1/2021
59	Mobile, AL	WKRG(20) WFNA(20)	CBS The CW	WKRG-D2, D3 WFNA-D2, D3	ION, MeTV Bounce, Justice	O&O O&O	10	4/1/2021 4/1/2021
60	Albany, NY	WTEN(20) WCDC(20) WXXA(20)	ABC ABC FOX	WTEN-D2, D3 WCDC-D2, D3 WXXA-D2, D3	getTV, Justice getTV, Justice Capital Betting, Laff	O&O O&O LSA(10)	8	6/1/2023 4/1/2023
61	Knoxville, TN	WATE(20)	ABC	WATE-D2, D3	getTV, Laff	O&O	7	8/1/2021

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
64	Dayton, OH	WDTN(20) WBDT(20)	NBC The CW	WDTN-D2, D3 WBDT-D2, D3	Escape, Justice Bounce, ION	O&O LSA(12)	5	10/1/2021 10/1/2021
66	Honolulu, HI	KHON(20) KHAW(20) KAII(20)	FOX FOX FOX	KHON-D2, D3	The CW, getTV	O&O O&O(22) O&O(22)	20	2/1/2023 2/1/2023 2/1/2023
67	Wichita, KS	KSNW(20) KSNC(20) KSNG(20) KSNK(20)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNC-D2 KSNG-D2 KSNK-D2	Telemundo, ION, Justice Telemundo Telemundo Telemundo	O&O O&O(23) O&O(23) O&O(23)	17	6/1/2022 6/1/2022 6/1/2022 6/1/2022
68	Des Moines, IA	WOI KCWI	ABC The CW	WOI-D2 KCWI-D2, D3	Laff Escape, Bounce	O&O O&O	6	2/1/2022 2/1/2022
69	Green Bay, WI	WFRV	CBS	WFRV-D2	Bounce	O&O	6	12/1/2021
70	Roanoke, VA	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, Escape FOX, Laff, Grit	O&O O&O	7	10/1/2020 10/1/2020
73	Charleston, WV	WOWK	CBS	WOWK-D2, D3	Escape, Laff	O&O(19)	6	10/1/2020
75	Springfield, MO	KOLR KOZL	CBS MNTV	KOLR-D2, D3 KOZL-D2, D3	Laff, Grit Escape, Bounce	LSA(6) O&O	4	2/1/2022 2/1/2022
76	Rochester, NY	WROC	CBS	WROC-D2, D3, D4	Bounce, Laff, Escape	O&O	4	4/1/2021
80	Huntsville, AL	WZDX	FOX	WZDX-D2, D3, D4	MNTV, MeTV, Escape	O&O	5	4/1/2021
83	Shreveport, LA	KTAL KMSS KSHV	NBC FOX MNTV	KTAL-D2 KSHV-D2	Laff Escape	O&O LSA(8) LSA(9)	6	8/1/2022 6/1/2021 6/1/2021
84	Brownsville, TX	KVEO	NBC	KVEO-D2, D3, D4	Estrella, Escape, Grit	O&O	11	8/1/2022
85	Syracuse, NY	WSYR	ABC	WSYR-D2, D3, D4	MeTV, Bounce, Laff	O&O	6	6/1/2023
86	Waco-Bryan, TX	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Estrella, Bounce FOX, Estrella, Laff	O&O O&O	6	8/1/2022 8/1/2022
87	Colorado Springs, CO	KXRM(20)	FOX	KXRM-D2, D3 KXTU-LD, D2	The CW, ION The CW, Mundo Max	O&O O&O	5	4/1/2022
88	Champaign, IL	WCIX WCIA	MNTV CBS	WCIX-D2, D3, D4 WCIA-D2, D3, D4	CBS, Escape, Laff MNTV, Bounce, Grit	O&O O&O	8	12/1/2021 12/1/2021
90	Savannah, GA	WSAV(20)	NBC	WSAV-D2, D3	The CW, MeTV	O&O	5	4/1/2021
92	Charleston, SC	WCBD(20)	NBC	WCBD-D2, D3	The CW, ION	O&O	5	12/1/2020
93	El Paso, TX	KTSM	NBC	KTSM-D2, D3, D4	Estrella, Escape, Laff	O&O	10	8/1/2022
94	Baton Rouge, LA	WGMB WVLA	FOX NBC	WGMB-D2 WVLA-D2 WBRL-CD KZUP-CD	The CW Laff The CW IND	O&O LSA(9) O&O O&O	4	6/1/2021 6/1/2021 6/1/2021 6/1/2021
95	Jackson, MS	WJTV(20)	CBS	WJTV-D2, D3, D4	The CW, ION, AntennaTV	O&O	5	6/1/2021
97	Burlington, VT	WFFF WVNY	FOX ABC	WFFF-D2, D3 WVNY-D2, D3	Escape, Bounce Laff, Grit	O&O LSA(6)	7	4/1/2023 4/1/2023
98	Fayetteville, AR	KFTA KNWA	FOX NBC	KFTA-D2, D3, D4 KNWA-D2, D3, D4	NBC, Escape, Bounce FOX, Laff, Grit	O&O O&O	6	6/1/2021 6/1/2021
99	Tri-Cities, TN-VA	WJHL(20)	CBS	WJHL-D2	ABC	O&O	4	8/1/2021
100	Greenville, NC	WNCT(20)	CBS	WNCT-D2, D3	The CW, getTV	O&O	6	12/1/2020
101	Florence, SC	WBTW(20)	CBS	WBTW-D2, D3, D4	MNTV, Ion, AntennaTV	O&O	5	12/1/2020
102	Quad Cities, IL	KLJB KGCW WHBF	FOX The CW CBS	KLJB-D2 KGCW-D2, D3, D4 WHBF-D2, D3, D4	MeTV ThisTV, Laff, Bounce The CW, Grit, Escape	LSA(8) O&O O&O	5	12/1/2021 12/1/2021 12/1/2021
103	Evansville, IN	WEHT WTVW	ABC The CW	WEHT-D2 WTVW-D2, D3	Laff Bounce, Escape	O&O LSA(6)	4	8/1/2021 8/1/2021
107	Altoona, PA	WTAJ	CBS	WTAJ-D2, D3	Escape, Laff	O&O	4	8/1/2023
109	Tyler-Longview, TX	KETK KFXK	NBC FOX	KETK-D2 KFXK-D2, D3, D4 KTPN-LD	Grit MNTV, Escape, Laff MNTV	O&O LSA(9) LSA(9)	5	8/1/2022 8/1/2022 8/1/2022
110	Sioux Falls, SD	KELO(20) KDLO(20) KPLO(20)	CBS CBS CBS	KELO-D2, D3 KDLO-D2, D3 KPLO-D2, D3	MNTV, ION MNTV, ION MNTV, ION	O&O O&O(24) O&O(24)	11	4/1/2022 4/1/2022 4/1/2022
111	Ft. Wayne, IN	WANE(20)	CBS	WANE-D2, D3	AntennaTV, ION	O&O	4	8/1/2021
112	Augusta, GA	WJBF(20)	ABC	WJBF-D2, D3	MeTV, ION	O&O	3	4/1/2021

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
115	Lansing, MI	WLNS(20) WLAJ(20)	CBS ABC	WLNS-D2, D3 WLAJ-D2, D3	getTV, ION The CW, Justice	O&O LSA(10)	4	10/1/2021 10/1/2021
116	Springfield, MA	WWLP(20)	NBC	WWLP-D2, D3	The CW, ION	O&O	2	4/1/2023
117	Youngstown, OH	WKBN(20) WYTV(20)	CBS ABC	WKBN-D2, D3 WYTV- D2, D3 WYFX-LD, D2, D3	FOX, ION MNTV, Bounce FOX, getTV, Laff	O&O LSA(12) O&O	3	10/1/2021 10/1/2021
121	Lafayette, LA	KLFY(20)	CBS	KLFY-D2, D3	getTV, ION	O&O	4	6/1/2021
122	Peoria, IL	WMBD WYZZ	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, Escape	O&O LSA(15)	5	12/1/2021 12/1/2021
126	Bakersfield, CA	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	O&O O&O	4	12/1/2022 12/1/2022
127	Columbus, GA	WRBL(20)	CBS	WRBL-D2, D3	MeTV, ION	O&O	5	4/1/2021
129	La Crosse, WI	WLAX WEUX	FOX FOX	WLAX-D2, D3, D4 WEUX(13)-D2, D3, D4	MeTV, Laff, Grit MeTV, Escape, Bounce	O&O O&O(18)	6	12/1/2021 12/1/2021
131	Amarillo, TX	KAMR KCIT	NBC FOX	KAMR-D2, D3 KCIT-D2, D3, D4 KCPN-LP	MNTV, Laff Grit, Escape, Bounce MNTV	O&O LSA(6) LSA(6)	6	8/1/2022 8/1/2022 8/1/2022
137	Monroe, AR	KARD KTVE	FOX NBC	KARD-D2, D3 KTVE-D2, D3, D4	Bounce, Grit FOX, Laff, Escape	O&O LSA(6)	4	6/1/2021 6/1/2021
138	Rockford, IL	WQRF WTVO	FOX ABC	WQRF-D2, D3 WTVO-D2, D3, D4	Bounce, Escape MNTV, Laff, Grit	O&O LSA(6)	3	12/1/2021 12/1/2021
139	Topeka, KS	KSNT(20) KTKA	NBC ABC	KSNT-D2, D3 KTKA-D2, D3 KTMJ-CD, D2, D3	FOX, ION getTV, The CW FOX, Escape, Justice	O&O LSA(12) O&O	4	6/1/2022
141	Minot-Bismarck, ND	KXMA KXMB KXMC KXMD	The CW CBS CBS CBS	KXMA-D2, D3, D4 KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4	CBS, Laff, Escape The CW, Laff, Escape The CW, Laff, Escape The CW, Laff, Escape	O&O O&O(17) O&O O&O(17)	13	4/1/2022 4/1/2022 4/1/2022 4/1/2022
144	Midland, TX	KMID KPEJ	ABC FOX	KMID-D2, D3, D4 KPEJ-D2	Laff, Escape, Grit Estrella	O&O LSA(8)	7	8/1/2022 8/1/2022
145	Lubbock, TX	KLBK KAMC	CBS ABC	KLBK-D2 KAMC-D2, D3	Laff Escape, Bounce	O&O LSA(6)	5	8/1/2022 8/1/2022
148	Sioux City, IA	KCAU	ABC	KCAU-D2, D3, D4	Escape, Laff, Bounce	O&O	4	2/1/2022
149	Wichita Falls, TX	KFDX KJTL	NBC FOX	KFDX-D2, D3 KJTL-D2, D3, D4 KJBO-LP	MNTV, Laff Grit, Bounce, Escape MNTV	O&O LSA(6) LSA(6)	4	(5) 8/1/2022 8/1/2022
150	Erie, PA	WJET WFXP	ABC FOX	WJET-D2, D3 WFXP-D2, D3	Laff, Escape Grit, Bounce	O&O LSA(6)	4	8/1/2023 8/1/2023
151	Panama City, FL	WMBB	ABC	WMBB-D2, D3, D4	MeTV, Laff, Escape	O&O	4	2/1/2021
152	Joplin, MO	KSNF KODE	NBC ABC	KSNF-D2, D3 KODE-D2, D3	Laff, Escape Grit, Bounce	O&O LSA(6)	4	2/1/2022 2/1/2022
155	Terre Haute, IN	WTWO WAWV	NBC ABC	WTWO-D2, D3 WAWV-D2, D3	Laff, Escape Grit, Bounce	O&O LSA(6)	3	8/1/2021 8/1/2021
158	Wheeling, WV	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, Escape	O&O(19)	2	10/1/2020
161	Binghamton, NY	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD	NBC, Laff, Escape NBC	O&O O&O	3	6/1/2023 6/1/2023
163	Beckley, WV	WVNS	CBS	WVNS-D2	FOX	O&O(19)	3	10/1/2020
165	Abilene, TX	KTAB KRBC	CBS NBC	KTAB-D2, D3 KRBC-D2, D3, D4	Telemundo, Escape Grit, Laff, Bounce	O&O LSA(6)	4	8/1/2022 8/1/2022
167	Billings, MT	KSVI KHMT	ABC FOX	KSVI-D2, D3 KHMT-D2, D3	Escape, Bounce Grit, Laff	O&O LSA(6)	5	4/1/2022 4/1/2022
168	Hattiesburg, MS	WHLT(20)	CBS	WHLT-D2, D3	The CW, ION	O&O	2	6/1/2021
169	Clarksburg, WV	WBOY	NBC	WBOY-D2, D3, D4	ABC, Escape, Laff	O&O(19)	3	10/1/2020
170	Rapid City, SD	KCLO(20)	CBS	KCLO-D2, D3	The CW, ION	O&O	7	4/1/2022
171	Utica, NY	WFXV WUTR	FOX ABC	WFXV-D2, D3 WUTR-D2, D3, D4 WPNY-LP	Escape, Laff MNTV, Grit, Bounce MNTV	O&O LSA(6) O&O	3	6/1/2023 6/1/2023 (5)
173	Dothan, AL	WDHN	ABC	WDHN-D2, D3	Escape, Laff	O&O	3	4/1/2021

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	Commercial Stations in Market(3)	FCC License Expiration Date(5)
176	Elmira, NY	WETM	NBC	WETM-D2, D3, D4	IND, Laff, Escape	O&O	3	6/1/2023
177	Jackson, TN	WJKT	FOX	WJKT-D2, D3, D4	Escape, Laff, Grit	O&O	2	8/1/2021
178	Alexandria, LA	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, Escape, Laff	O&O	4	6/1/2021
179	Watertown, NY	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, Escape	O&O	2	6/1/2023
180	Marquette, MI	WJMN	CBS	WJMN-D2, D3, D4	Escape, Laff, Bounce	O&O	5	10/1/2021
187	Grand Junction, CO	KREX KREY KFQX	CBS CBS FOX	KREX-D2, D3, D4 KFQX-D2, D3, D4 KGJT-CD	Laff, MNTV, Bounce CBS, Escape, Grit MNTV	O&O O&O(16) LSA(6)(7) O&O	5	4/1/2022 4/1/2022 4/1/2022 4/1/2022
196	San Angelo, TX	KLST KSAN	CBS NBC	KLST-D2, D3 KSAN-D2, D3	Escape, Grit Laff, Bounce	O&O LSA(6)	3	8/1/2022 8/1/2022

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2017 4th Edition, as published by BIA Financial Network, Inc.

(2)

O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services utilizing our employees to a station owned and operated by an independent third-party. Local service agreements include time brokerage agreements, shared services agreements, joint sales agreements, local marketing agreements and outsourcing agreements. For further information regarding the LSAs to which we are party, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)

The term “commercial station” means a full power television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2017 4th Edition, as published by BIA Financial Network, Inc.

(4)

Although WDVM is located within the Washington, DC DMA, its signal does not reach the entire Washington, DC metropolitan area. WDVM serves the Hagerstown, MD sub-market within the DMA. WDVM is the only commercial station licensed in the city of Hagerstown.

(5)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending review of and action on the renewal application by the FCC.

(6)	These stations are owned by Mission.
(7)	On March 31, 2017, Mission completed the acquisition of Parker Broadcasting of Colorado, LLC, the owner of KFQX.
(8)	These stations are owned by Marshall.
(9)	These stations are owned by White Knight.
(10)	These stations are owned by Shield.
(11)	These stations are owned by Tamer.
(12)	These stations are owned by Vaughan.
(13)	KNVA is owned by 54 Broadcasting.
(14)	WNAC is owned by WNAC, LLC.
(15)	WYZZ is owned by Cunningham Broadcasting Corporation.
(16)	KREY operate as satellite stations of KREX.
(17)	KXMB and KXMD operate as satellite stations of KXMC. In June 2016, KXMA became an affiliate of The CW (previously affiliated with CBS).
(18)	WEUX operates as a satellite station of WLAX.
(19)

On January 4, 2016, we completed the first closing and acquired the West Virginia stations’ assets, except certain transmission equipment, the FCC licenses and network affiliation agreements. On January 31, 2017, we completed the second and final closing of this acquisition and became the owner of the stations. Refer to Item 1, “Business–Recent Acquisitions” for additional information.

(20)

These full power television stations and any related low power stations or multicast channels were acquired or consolidated through our merger with Media General. Refer to Item 1, “Business – Recent Acquisitions” for additional information.

(21)	KREZ and KBIM operate as satellite stations of KRQE.
(22)	KHAW and KAII operate as satellite stations of KHON.
(23)	KSNC, KSNG and KSNK operate as satellite stations of KSNW.
(24)	KDLO and KPLO operate as satellite stations of KELO.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, Google, Facebook and other online media, newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

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

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (some of which may advertise locally).

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

Network Affiliations

Except for WDVM (independent station), all of the full power television stations that we own and operate, program or provide sales and other services to as of December 31, 2017 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	31 agreements expire in December 2022.
FOX	Of the 31 agreements, one(1) expired in December 2017 and has been extended pending renewal negotiations, and 30 expire in December 2019.
NBC	Of the 33 agreements, one expires in December 2018, 18 expire in December 2019 and 14 expire in December 2020.
CBS

Of the 46 agreements, one(2) expired in January 2018, two(2) expire in June 2018, nine expire in December 2018, 18 expire in August 2019, one expires in December 2019, one expires in February 2020, 10 expire in June 2020 and four expire in December 2021.

(1)	The affiliation agreement is owned by a station that we provide sales and other services. We do not consolidate this station in our financial statements due to lack of controlling financial interest.
(2)	An agreement in principal has been reached to renew these three affiliations and is pending final documentation.

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

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to provide their programming directly to the consumer via portable digital devices, such as tablets and cell phones, which present an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as VCRs, DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites and mobile platforms) and gaming devices.

Although the commercial television broadcast industry historically has been dominated by the ABC, NBC, CBS and FOX television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and direct broadcast satellite (“DBS”) systems and video streaming services, which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

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

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules. If a shareholder of Nexstar holds a voting stock interest of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Nexstar.

One of Nexstar’s directors currently serves on the board of directors of Urban One, Inc. (formerly Radio One, Inc.), which owns and operates approximately 55 radio stations in 15 markets. The FCC considers the radio stations owned by Urban One, Inc. (formerly Radio One, Inc.) as attributable to Nexstar due to this common director relationship.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) one of the combining stations is not ranked among the top four stations in the DMA, although the FCC will consider showings that this “top four” prohibition should not apply in a given case. The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. The FCC reconfirmed that the duopoly rule continues to serve the public interest in its 2016 quadrennial review decision, which generally retained the rule in the form in which it had existed since 1999.  In November 2017, however, the FCC issued an order reconsidering the 2016 decision and modifying the duopoly rule to (1) eliminate the “eight voices” test (whereby the rule had previously required, in addition to the “top four” prohibition, that at least eight independently owned television stations remain in a market after a proposed combination) and (2) permit case-by-case review of proposed “top four” combinations (while generally retaining the “top four” prohibition).  These modifications took effect on February 7, 2018.  The modifications could allow Nexstar to acquire a second television station in certain markets where ownership of two television stations was not previously permitted.  The November 2017 reconsideration order remains subject to a federal court appeal.

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

In August 2016 the FCC completed its most recent quadrennial media ownership review and reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in its November 2017 order reconsidering the August 2016 quadrennial review decision, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018.  As a result of this rule elimination, Nexstar’s existing JSAs with independently-owned television stations may remain in effect indefinitely, and Nexstar may enter into new JSAs without violating FCC regulations.  The November 2017 reconsideration order remains subject to a federal court appeal.

In certain markets, the Company owns and operates both full-power and low-power television broadcast stations. The FCC’s duopoly rule and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

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

With respect to our other local service agreements, a previous FCC rule made a majority of our JSAs attributable, but this rule was eliminated effective February 7, 2018.  As a result, our existing JSAs are no longer attributable and may remain in effect indefinitely.  Under rules in effect both prior to and after February 7, 2018, our shared services agreements with independently owned same-market stations are non-attributable.  We may therefore retain our existing SSAs in effect indefinitely, but we must disclose them, and the FCC may in the future consider regulations with respect to such agreements.

National Television Ownership. There is no limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount.”  On reconsideration, however, the FCC reinstated the discount, which took effect once again in June 2017.  A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court, and Nexstar has intervened in the litigation in support of the FCC.  In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount.  Comments and reply comments in this proceeding will be filed in the first and second quarters of 2018.

The stations that Nexstar owns have a combined national audience reach of 38.9% of television households without the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). Until recently, an FCC rule limited the extent to which a party could hold attributable interests in both television stations and radio stations in the same market. In its November 2017 order reconsidering the August 2016 quadrennial review decision, however, the FCC eliminated the radio/television cross-ownership rule in its entirety.  This elimination took effect on February 7, 2018. The November 2017 reconsideration order remains subject to a federal court appeal.

Local Television/Newspaper Cross-Ownership Rule. Until recently, an FCC rule generally prohibited a party from having an attributable interest in a television station and a daily newspaper in the same market.  In its November 2017 order reconsidering the August 2016 quadrennial review decision, however, the FCC eliminated the newspaper/broadcast cross-ownership rule in its entirety.  This elimination took effect on February 7, 2018.  The November 2017 reconsideration order remains subject to a federal court appeal.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable). Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order’s rule modifications (a) could allow Nexstar to acquire a second television station in certain markets where ownership of two television stations was not previously permitted, (b) allow Nexstar to acquire television stations without regard to any interests of its officers, directors or attributable shareholders in same-market radio stations or newspapers, (c) permit Nexstar’s existing JSAs with independently-owned television stations to remain in effect indefinitely, and (d) enable Nexstar to enter into new JSAs without violating FCC regulations.  The Reconsideration Order remains subject to an appeal before the Third Circuit.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2020 and will be effective January 1, 2021. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs.  Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in 2014.

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

Certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act of 1976, as amended (the “Copyright Act”).  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs and MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements, will negotiate agreements with OTTDs.

Employees

As of December 31, 2017, the Company had a total of 9,113 employees, comprised of 8,360 full-time and 753 part-time employees. As of December 31, 2017, 651 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our Internet website. Upon request, we will provide free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and any other filings with the SEC. Requests can be sent to Nexstar Media Group, Inc., Attn: Investor Relations, 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Additional information about us, our stations and the stations we program or provide services to can be found on our website at http://www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate web site into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described below and all of the information contained in this document. The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. If any of those risks occurs, the Company’s business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for further information.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. Also refer to “Risks Related to Our Industry – Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2017, the Company had $4.4 billion of debt, which represented 73.5% of the total combined capitalization.

On January 16, 2018, we borrowed $44.0 million from our revolving credit facility to partially fund our acquisition of LKQD.

On February 1, 2018, we prepaid $20.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On February 16, 2018, we repaid $20.0 million of the outstanding principal balance under our revolving credit facility, funded by cash on hand.

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

The terms of the Company’s senior secured credit facilities and the indentures governing our 6.125% Notes, 5.625% Notes and 5.875% Notes contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;
•	pay dividends and make other distributions;
•	make investments and other restricted payments;
•	make acquisitions;
•	merge, consolidate or transfer all or substantially all of our assets;
•	enter into sale and leaseback transactions;
•	create liens;
•	sell assets or stock of our subsidiaries; and
•	enter into transactions with affiliates.

In addition, the Company’s senior secured credit facilities require us to maintain or meet certain financial ratios, including maximum total and first-lien leverage ratios and a minimum fixed charge coverage ratio. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. Because of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

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

The Company’s ability to service its debt depends on its ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, that future borrowings will be available to the Company under its current or any replacement credit facilities, or that it will be able to complete any necessary financings, in amounts sufficient to enable the Company to fund its operations or pay its debts and other obligations, or to fund its liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to the Company, or at all. If the Company is unable to meet its debt service obligations, its lenders may determine to stop making loans to the Company, and/or the Company’s lenders or other holders of its debt could accelerate and declare due all outstanding obligations due under the respective agreements, all of which could have a material adverse effect on the Company.

The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements.

As of December 31, 2017, the VIEs are each 100% owned by independent third parties. These entities owned and operated 36 full power television stations. We have entered into local service agreements with these VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

On January 17, 2017, Mission, Marshall and Shield each entered into a senior secured credit agreement with Bank of America, N.A., as the administrative agent. These credit agreements refinanced the entities’ previous senior secured credit facilities. On July 19, 2017, each credit agreement was amended to lower the applicable rate portion of the interest rates by 50 basis points and to slightly extend certain maturity dates.

As of December 31, 2017, Mission’s senior secured credit facility consists of a Term Loan B with an outstanding balance of $225.7 million due January 17, 2024 and a $3.0 million revolving credit facility, of which nothing was drawn and outstanding. Marshall’s senior secured credit facility consists of a Term Loan A with an outstanding balance of $49.6 million due June 28, 2018 and a revolving credit facility with an outstanding balance of $3.0 million, also due on June 28, 2018. Shield’s senior secured credit facility consists of a Term Loan A with an outstanding balance of $23.8 million due July 19, 2022.

We guarantee full payment of all of the obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission, White Knight, Shield, Tamer, Vaughn, WNAC, LLC and 54 Broadcasting have granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under the Mission, Marshall and Shield senior secured credit facilities, (3) Nexstar having power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight, Shield, Vaughan, WNAC, LLC and 54 Broadcasting, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Shield, Tamer, Vaughn, WNAC, LLC, and 54 Broadcasting which permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent.

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

The Company’s pension and postretirement benefit plans are currently underfunded. A declining stock market and lower interest rates could affect the value of its retirement plan assets and increase the Company’s postretirement obligations.

As a result of our merger with Media General, we assumed Media General’s qualified defined benefit retirement plans that cover substantially all legacy Media General employees hired before January 1, 2007. The Company also assumed the defined benefit plans of LIN TV at the time of the merger. As of December 31, 2017, these qualified retirement plans were underfunded by approximately $22.8 million. The qualified retirement plans had $381.5 million in total net assets available to pay benefits to participants enrolled in the Plans as of December 31, 2017. The Company made no Company contributions in 2017 to the legacy Media General plan.

The Company also assumed Media General’s non-contributory unfunded supplemental executive retirement and ERISA excess plans, both of which were amended and restated effective January 1, 2008, and both of which supplement the coverage available to certain legacy Media General and LIN TV executives. As of December 31, 2017, the total liability was $56.6 million. There is also an unfunded plan that provides certain health and life insurance benefits to retired legacy Media General employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen participation and benefits under all plans, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2017, based on projected future income, approximately $108.2 million of the Company’s deferred tax assets, net of valuation allowance, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission, Marshall, White Knight or 54 Broadcasting.

At December 31, 2017, the Company had NOLs of approximately $145.9 million for U.S. federal tax purposes and $579.4 million for state tax purposes. These NOLs expire at varying dates through 2037. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

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

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2017, 31 full power television stations have primary affiliation agreements with ABC, 33 with NBC, 31 with FOX, 46 with CBS, 17 with The CW and 11 with MNTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX, MNTV and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2020. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.

A significant portion of Nexstar’s revenue comes from its retransmission consent agreements with MPVDs, mainly cable and satellite television providers.  These agreements permit the MVPDs to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

Though we are typically able to renegotiate our retransmission consent agreements with MVPDs on favorable terms, the payments due us under these agreements are customarily based on a price per subscriber of the applicable MVPD.  In recent years the subscribership of MVPDs has declined, as the growth of direct Internet streaming of video programming to televisions and mobile devices has incentivized consumers to “cut the cord” and discontinue their cable or satellite service subscriptions.  Decreasing MVPD subscribership leads to less revenue under our retransmission agreements, which ultimately could have an adverse effect on our business, financial condition and results of operations.  Also refer to “Risks Related to Our Industry – Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights both to traditional MVPDs and to so-called “virtual MVPDs," services that provide multiple video streaming channels to consumers.  The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Under this rule, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs. We cannot predict what effect, if any, this requirement for separate negotiations will have on the Company’s revenues and expenses.

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

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016.  We cannot predict the proceeding’s outcome or its impact on our business. In July 2016 the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding; however, the proceeding remains open.

Certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements. If the FCC ultimately determines that an OTTD is not an MVPD or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application.  The Company expects the FCC to grant future renewal applications for its stations in due course but cannot provide any assurances that the FCC will do so.

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

During the three years ended December 31, 2017, the Company acquired a total of 93 full power television stations, net of divestitures, of which 71 full power stations in 42 markets were acquired through our merger with Media General. Following these transactions, we own, operate, program or provide sales and other services to 170 full power television stations in 100 markets. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

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

FCC actions may restrict our ability to create duopolies under local service agreements or common ownership, which may harm our existing operations and impair our acquisition strategy.

In a number of our markets, we have created duopolies by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with same-market stations, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market.  Additionally, we achieve significant operational efficiencies by owning multiple stations in a market where FCC rules allow us to do so.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted the 2016 Ownership Order concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests, and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable).

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted its Reconsideration Order addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to an appeal before the Third Circuit.

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in its November 2017 Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018, although the Reconsideration Order remains subject to a federal court appeal.

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

The FCC attributes TBAs or LMAs to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC may review these “grandfathered” TBAs or LMAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs or LMAs fully attributable to the programmer. If the FCC does so, we will be required to terminate or modify our grandfathered TBAs or LMAs unless the FCC’s rules allow ownership of two stations in the applicable markets. As of December 31, 2017, we provide services under TBAs or LMAs to five television stations owned by third parties.

We are subject to foreign ownership limitations which limits foreign investments in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision to require an affirmative public interest showing before indirect foreign ownership of a broadcast licensee may exceed 25%. Therefore, certain investors may be prevented from investing in us if our foreign ownership is at or near the FCC limits.

The FCC’s multiple ownership rules may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast and certain other media interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station in the same market that is subject to the FCC’s media ownership rules.

One of Nexstar’s directors also currently serve on the board of directors of Urban One, Inc. (formerly Radio One, Inc.), which owns and operates approximately 55 radio stations in 15 markets. The FCC considers the radio stations owned by Urban One, Inc. (formerly Radio One, Inc.) as attributable to Nexstar, due to this common director relationship.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer additional losses due to future asset impairment charges.

As of December 31, 2017, $5.5 billion, or 73.4%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company recorded an impairment charge of $20.0 million during the year ended December 31, 2017 attributable to its digital businesses. Of this amount, $11.5 million relates to goodwill impairment and $8.5 million relates to the impairment of finite-lived intangible assets. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests its finite-lived intangible assets whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction, or a forecast of such reductions, in operating results or cash flows at the Company’s broadcast business or at one or more of the Company’s digital businesses. Our broadcast business’ operating results and cash flows could be affected by a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. Our digital business’ operating results and cash flows could be affected by intense competition, investment in technologies that are subject to a greater degree of obsolescence, significant reliance on third-party vendors to deliver services, rapid evolving nature and other factors. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared in 2018 a total cash dividend with respect to the outstanding shares of our Class A common stock of $1.50 per share in equal quarterly installments of $0.375 per share. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

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

Our business is characterized generally by high fixed costs, primarily for debt service, broadcast rights and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with an increase or decrease in advertising revenue. As a result, a relatively small change in advertising prices could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected revenue could have a significant negative impact on our financial results.

Preemption of regularly scheduled programming by news coverage may affect our revenue and results of operations.

The Company may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of programming cannot be predicted if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The loss of revenue and increased expenses could negatively affect our results of operations.

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

In June 2012, the U.S. Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has issued very few further decisions or rules in this area, and the courts may in the future have further occasion to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area and could have a material adverse effect on our business.

Intense competition in the television industry and alternative forms of media could limit our growth and profitability.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. We generally compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, stations we own or provide services to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems, mobile services, video streaming services and the Internet.

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

Technologies used in the entertainment industry continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through the so-called “cutting the cord” and other consumption strategies. The networks have also begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These innovations and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. We are unable to predict what forms of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.  Additionally, FCC proceedings to determine whether to modify or eliminate certain of its broadcast ownership rules are the subject of pending court appeals.

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

The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan accepted bids to relinquish their spectrum. Of these 11 total stations, eight will share a channel with another station, two will move to a VHF channel and one station went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The Company derecognized the spectrum asset and liability to surrender spectrum associated with this station.  The remaining ten stations are required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) on various dates through July 22, 2018, with the exception of the stations moving to VHF channels, which must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.  This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of October 17, 2017, these costs exceeded $1.86 billion (over $100 million more than the amount authorized by Congress), and the FCC has indicated that it expects those costs to rise. Our current estimate of repack costs is $230.8 million. We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

We have made investments in digital businesses.

We have invested in various digital media businesses as well as digital offerings for each of our broadcast stations. Due to intense competition, investment in technologies that are subject to a greater degree of obsolescence, historical impairment losses on our digital assets, significant reliance on third-party vendors to deliver services, limited operating history, rapid evolving nature of digital businesses and difficulties in integrating acquisitions into our operations, the actual future operating results could be volatile and negatively impact the year-to-year trends of our operations

Cybersecurity risks could affect the Company’s operating effectiveness.

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. It is not uncommon for a company such as ours to be subjected to continuous attempted cyber-attacks or other malicious efforts to cause a cyber incident. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. A Cybersecurity Committee helps mitigate cybersecurity risks.  The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and to invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems. During the past year, we experienced no cyber-attacks that were unmitigated by our cybersecurity infrastructure.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own over 62% of our office and studio locations and approximately one-third of our tower and transmitter locations. The remaining properties that we utilize are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

The following were the high and low sales prices of our Class A Common Stock for the periods indicated, as reported by NASDAQ:

	High	Low
1st Quarter 2016	$58.46	$34.65
2nd Quarter 2016	$54.79	$43.74
3rd Quarter 2016	$58.14	$45.70
4th Quarter 2016	$67.20	$47.00
1st Quarter 2017	$73.90	$59.90
2nd Quarter 2017	$70.30	$55.95
3rd Quarter 2017	$67.45	$56.65
4th Quarter 2017	$80.45	$58.10

As of February 28, 2018, there were approximately 17,700 shareholders of record of our Class A Common Stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2017, 2016 and 2015 total annual cash dividends of $1.20 per share, $0.96 per share and $0.76 per share, respectively, with respect to outstanding shares of our Class A common stock. The dividends were paid in equal quarterly installments.

On February 2, 2018, our board of directors approved a 25% increase in the quarterly cash dividend to $0.375 per share of outstanding Class A Common Stock beginning with the first quarter of 2018. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing its existing notes limit its ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,960,459	$23.48	1,511,813
Equity compensation plans not approved by security holders	—	—	—
Total	1,960,459	$23.48	1,511,813

For a more detailed description of our equity plans and grants, we refer you to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2012 through December 31, 2017 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our new peer index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc. and Sinclair Broadcast Group, Inc. (the “New Peer Group”). Our old peer index consists of the following publicly traded companies: Gray Television, Inc., Media General and Sinclair Broadcast Group, Inc. (the “Old Peer Group”). We acquired Media General in January 2017 and its stock is no longer trading, thus, excluded from our new peer group. We have added Tegna, Inc. in our new peer group. The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2012, with the reinvestment of dividends into shares of our Class A Common Stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Nexstar Broadcasting Group, Inc. (NXST)	$100.00	$536.14	$505.39	$580.98	$639.73	$805.28
NASDAQ Composite Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
New Peer Group	$100.00	$205.68	$200.74	$216.96	$194.13	$219.97
Old Peer Group	$100.00	$348.11	$268.86	$306.62	$313.21	$356.74

Item 6.	Selected Financial Data

The selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are included below. The period-to-period comparability of our consolidated financial statements is affected by acquisitions of digital media businesses and television stations, and related consolidations of VIEs. In 2017, we acquired and consolidated 71 full power television stations, net of divestitures, and acquired two digital businesses. In 2016, we acquired nine full power television stations, including consolidated VIEs. In 2015, we acquired 14 full power television stations, including consolidated VIEs, and two digital media businesses. This information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2017	2016	2015	2014	2013
Statements of Operations Data, for the years ended December 31:
Net revenue	$2,431,966	$1,103,190	$896,377	$631,311	$502,330
Operating expenses:
Corporate expenses	125,274	51,177	44,856	35,174	26,339
Direct operating expenses, net of trade	978,930	371,242	293,288	178,781	139,807
Selling, general and administrative expenses, excluding corporate	466,712	212,429	187,624	140,255	125,874
Trade and barter expense	56,970	45,439	46,651	31,333	30,730
Depreciation	100,658	51,300	47,222	35,047	33,578
Amortization of intangible assets	159,500	46,572	48,475	25,850	30,148
Amortization of broadcast rights, excluding barter	62,908	22,461	22,154	11,634	12,613
Goodwill and intangible assets impairment(1)	19,985	15,262	-	-	-
Gain on disposal of stations, net(2)	(57,716)	-	-	-	-
Total operating expenses	1,913,221	815,882	690,270	458,074	399,089
Income from continuing operations(3)	518,745	287,308	206,107	173,237	103,241
Interest expense, net	(241,195)	(116,081)	(80,520)	(61,959)	(66,243)
Loss on extinguishment of debt, net(4)	(34,882)	-	-	(71)	(34,724)
Other expenses	(1,284)	(555)	(517)	(556)	(1,459)
Income from continuing operations before income tax expense	241,384	170,672	125,070	110,651	815
Income tax benefit (expense)(5)	233,943	(77,572)	(48,687)	(46,101)	(2,600)
Income (loss) from continuing operations	475,327	93,100	76,383	64,550	(1,785)
Net (income) loss attributable to noncontrolling interests	(330)	(1,563)	1,301	-	-
Net income (loss) attributable to Nexstar Media Group, Inc.	$474,997	$91,537	$77,684	$64,550	$(1,785)
Net income (loss) per common share attributable to Nexstar Media Group, Inc.:
Basic	$10.38	$2.98	$2.50	$2.10	$(0.06)
Diluted	$10.07	$2.89	$2.42	$2.02	$(0.06)
Weighted average common shares outstanding:
Basic	45,754	30,687	31,100	30,774	29,897
Diluted	47,149	31,664	32,091	32,003	29,897
Dividends declared per common share	$1.20	$0.96	$0.76	$0.60	$0.48

(1)

Certain of our digital businesses recognized impairment charges related to goodwill and finite-lived intangible assets during the years ended December 31, 2017 and 2016. For additional information, refer to Note 5 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K.

(2)

In connection with our merger with Media General, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. These divestitures resulted in a $57.7 million net gain on disposals.

(3)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the accretive acquisitions in 2012 through 2017, the income from operations increased over time.

(4)

In January 2017, the Company refinanced its then existing term loans and revolving loans, resulting in a loss on extinguishment of debt of $6.8 million.  In February 2017, the Company called the entire principal balance of its $525.0 million 6.875% Notes, resulting in a loss on extinguishment of debt of $22.2 million. The Company also made prepayments of its outstanding term loans during 2017, resulting in a loss on extinguishment of debt of $5.9 million. In 2013, the Company retired the $325.0 million outstanding principal balance under its 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $34.3 million.

(5)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduces the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a provisional reduction of the Company’s net deferred tax liability of $322.2 million and a corresponding deferred income tax benefit in 2017.

	2017	2016	2015	2014	2013
Balance Sheet data, as of December 31:
Cash and cash equivalents	$115,652	$87,680	$43,416	$131,912	$40,028
Working capital	385,515	173,639	113,967	178,661	78,659
Net intangible assets and goodwill	5,492,110	1,340,565	1,255,358	772,660	649,793
Total assets(1)(2)	7,481,647	2,966,085	1,835,134	1,414,102	1,146,971
Total debt(1)(2)	4,362,460	2,342,419	1,476,214	1,220,369	1,054,368
Total stockholders’ equity (deficit)	1,581,310	284,354	86,373	56,537	(13,231)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities(3)	$136,721	$261,517	$205,308	$176,561	$27,339
Investing activities	(2,062,072)	(140,185)	(474,341)	(230,033)	(248,118)
Financing activities(3)	1,953,323	(77,068)	180,537	145,356	191,808
Capital expenditures, net of proceeds from asset sales	52,435	31,152	25,397	20,300	18,736
Cash payments for broadcast rights	62,531	23,004	22,473	12,025	14,191

(1)

The Company’s total assets and total debt increased in January 2017 following the consummation of our merger with Media General. Refer to Notes 3 and 7 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)

On July 27, 2016, Nexstar Escrow Corporation, our wholly-owned subsidiary, completed the issuance and sale of $900.0 million of 5.625% Notes. The gross proceeds of the notes, plus pre-funded interests, were deposited into a segregated escrow account until their utilization in January 2017 to partially finance our Merger with Media General. On January 2017, Nexstar Broadcasting assumed the obligations of Nexstar Escrow Corporation under the 5.625% Notes. Refer to Note 7 to our Consolidated Financial Statements in Part IV, Item 5(a) of this Annual Report on Form 10-K for additional information on the 5.625% Notes.

(3)

As discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company adopted the FASB issued guidance related to classification on the statement of cash flows of excess tax benefits associated with stock-based compensation. Previously, excess tax benefits were classified as cash outflow from operating activities and cash inflow from financing activities. Under the new guidance, excess tax benefits are now classified along with other income tax cash flows as an operating activity in the Consolidated Statements of Cash Flows. As such, the amounts previously reported as cash flows provided by operating activities in 2016, 2015 and 2014 were increased by $13.8 million, $8.0 million and $10.0 million, respectively. The amounts previously reported as cash flows used in financing activities in 2016 were increased by $13.8 million and the amounts previously reported as cash flows provided by financing activities in 2015 and 2014 were decreased by $8.0 million and $10.0 million. There were no excess tax benefits recognized in 2013. This change in accounting did not impact the Company’s stockholders’ equity (deficit).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

As a result of our deemed controlling financial interests in Mission, White Knight, Marshall, Shield, Vaughan, Tamer, WNAC, LLC and 54 Broadcasting in accordance with U.S. GAAP, we consolidate the financial position, results of operations and cash flows of these VIEs as if they were wholly-owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. The following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Executive Summary

2017 Highlights

•

Net revenue during 2017 increased by $1.329 billion, or 120.4% compared to the same period in 2016. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations and entities of $1.413 billion and an increase in retransmission compensation on our legacy stations of $64.9 million. These were partially offset by a decrease in revenue resulting from station divestitures of $37.8 million and a decrease in revenue of our legacy stations of $94.7 million as 2017 is not an election year or an Olympic year.

•	During 2017, our Board of Directors declared quarterly dividends of $0.30 per share of our outstanding common stock, or total dividend payments of $55.9 million.
•

In June 2017, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $100 million of our Class A common stock. Our Board of Directors’ prior authorization in August 2015 to repurchase our Class A common stock up to $100 million was depleted due to stock repurchases during the second quarter of 2017. During the second half of 2017, we repurchased a total of $99.0 million (1,689,132 shares of Class A common stock), funded by cash on hand. As of December 31, 2017, the remaining available amount under the share repurchase authorization was $52.4 million.

2017 Acquisitions

	Acquisition Date	Purchase Price	Assets Acquired
Media General	January 17, 2017	$4.3 billion in cash, common stock, stock options and the CVR	71 full power television stations in 42 markets (net of seven full power stations divested)
West Virginia	1st closing on January 4, 2016 2nd closing on January 31, 2017	$130.1 million in cash, of which $66.9 million was paid on the second closing	Three CBS and one NBC affiliated full power television stations in four markets.
Rhode Island	October 2, 2017	$4.1 million in cash	We acquired the CW affiliation agreement, advertiser relationships and certain property and equipment of WLWC. We did not acquire WLWC’s FCC License.

On January 17, 2017, we completed our merger with Media General, which owned, operated or serviced 78 full power television stations in 48 markets. Total consideration at closing included $1.376 billion in cash consideration to stockholders of Media General, $1.031 billion in issuance of our Class A common stock, $1.658 billion repayment of certain then-existing debt of Media General, including premium and accrued interest, $10.7 million in replacement stock options and the CVR of $271.0 million. Concurrent with the closing of the merger, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million. We sold our stations for a cash consideration of $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million.

The cash portion of the merger, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the divestitures and new borrowings (see debt transactions below).

On July 21, 2017, the Company received $478.6 million of gross proceeds to relinquish certain Media General spectrum in the previously concluded FCC auction. On August 28, 2017, we completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated amounts due. Through December 2017, we paid $180.9 million in taxes related to the spectrum auction proceeds. As of December 31, 2017, the estimated remaining amount of CVR payable to the holders was $12.4 million, which will be paid when actual transactions costs related to the spectrum are known, but no later than five years. Refer to Item 1, “Business—Recent Acquisitions” or Note 3 to our Consolidated Financial Statements in Part IV, Item 5(a) of this Annual Report on Form 10-K for additional information on the above acquisitions.

Subsequent Acquisition

On January 16, 2018, we completed our previously announced acquisition of the outstanding equity of LKQD for an initial cash purchase price of $90.0 million, subject to working capital and other adjustments, funded by a combination of cash on hand and borrowing from our revolving credit facility of $44.0 million. Additionally, the sellers could receive up to a maximum of $35.0 million in cash payments if certain performance targets are met during the calendar year 2019.

2017 Debt Transactions

•

Simultaneously with the closing of the merger on January 17, 2017, the Company issued term loans and revolving loans under senior secured credit facilities, including (i) $2.75 billion in senior secured Term Loan B, issued at 99.49%, due 2024, (ii) $51.3 million in senior secured Term Loan A, issued at 99.25%, due 2018, (iii) $293.9 million in senior secured Term Loan A, issued at 99.34%, due 2022, and (iv) $175.0 million in total commitments under senior secured revolving credit facilities, of which $3.0 million was drawn at closing. The proceeds from these new term loans and revolving loans, together with Nexstar’s proceeds from the previously issued $900.0 million 5.625% Notes at par, the net proceeds from certain station divestitures and cash on hand were used to fund the merger described above and the refinancing of Nexstar’s, Mission’s and Marshall’s certain then existing term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and to pay for related fees and expenses.

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

•

In 2017, we prepaid a total of $235.0 million in principal balance under our Term Loan B and prepaid $25.0 million in principal balance under our Term Loan A, both of which were funded by cash on hand.

•	Through December 2017, the Company repaid scheduled maturities under its term loans of $12.2 million.

Subsequent Debt Prepayment

On February 1, 2018, we prepaid $20.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On February 16, 2018, we repaid $20.0 million of the outstanding principal balance under our revolving credit facility, funded by cash on hand.

Overview of Operations

As of December 31, 2017, we owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, including stations owned by Mission, Marshall, White Knight, Tamer, Vaughan, Shield, WNAC, LLC and 54 Broadcasting. See Note 2—Variable Interest Entities to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-K for a discussion of the local service agreements we have with these independent third parties.

The operating revenue of our stations is derived substantially from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2017 and 2016, revenue generated from local broadcast advertising represented 71.9% and 72.9%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has grown significantly in recent years relates to retransmission of our station signals by cable, satellite and other MVPDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream has primarily related to increases in the subscriber rates paid by MVPDs. The growth of this revenue stream is primarily related to increases in the subscriber rates paid by MVPDs resulting from contract renewals (retransmission compensation agreements generally have a three-year term) and scheduled annual escalation of rates per subscriber. Additionally, the rates per subscriber of newly acquired television stations are converted into our terms which are typically higher than those of other companies because we have been negotiating such agreements for a longer period of time and are, therefore, approximately one full negotiating cycle ahead of our competitors. Currently, broadcasters deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees.  Nexstar anticipates retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time, in exchange for affiliation fees paid to the networks and the right to sell a portion of the advertising time during these broadcasts. Network affiliation fees have been increasing industry wide and we expect they will continue to increase over the next several years.

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

We guarantee full payment of all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities in the event of their default. Mission is a guarantor of our senior secured credit facility, our 6.125% Notes and our 5.625% Notes but does not guarantee our 5.875% Notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2018 and 2027) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own Mission, Marshall, White Knight, Shield, Tamer, Vaughan, WNAC, LLC or 54 Broadcasting or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight, Shield, Vaughan, WNAC, LLC and 54 Broadcasting, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. In compliance with FCC regulations for all the parties, each of Mission, Marshall, White Knight, Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting maintains complete responsibility for and control over programming, finances and personnel for their stations.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule.  That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of a pending court appeal.  If the Company is ultimately required to amend or terminate its existing agreements, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that will share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area.

61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack of $230.8 million, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

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

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2017 was not an election year nor an Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total gross revenue for the years ended December 31:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Local	$913,571	35.9	$388,183	34.0	$369,313	39.8
National	356,633	14.0	144,009	12.6	153,607	16.5
Political	31,605	1.2	108,544	9.5	12,716	1.4
Retransmission compensation	995,790	39.1	394,038	34.5	298,023	32.1
Digital	230,792	9.1	101,759	8.9	89,902	9.7
Other	17,861	0.7	6,148	0.5	5,384	0.5
Total gross revenue	2,546,252	100.0	1,142,681	100.0	928,945	100.0
Less: Agency commissions	(170,967)		(85,183)		(79,668)
Net broadcast revenue	2,375,285		1,057,498		849,277
Trade and barter revenue	56,681		45,692		47,100
Net revenue	$2,431,966		$1,103,190		$896,377

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Net revenue	$2,431,966	100.0	$1,103,190	100.0	$896,377	100.0
Operating expenses:
Corporate expenses	125,274	5.2	51,177	4.6	44,856	5.0
Direct operating expenses, net of trade	978,930	40.3	371,242	33.7	293,288	32.7
Selling, general and administrative expenses, excluding corporate	466,712	19.2	212,429	19.3	187,624	20.9
Trade and barter expense	56,970	2.3	45,439	4.1	46,651	5.2
Depreciation	100,658	4.1	51,300	4.7	47,222	5.3
Amortization of intangible assets	159,500	6.6	46,572	4.2	48,475	5.4
Amortization of broadcast rights, excluding barter	62,908	2.6	22,461	2.0	22,154	2.5
Goodwill and intangible assets impairment	19,985	0.8	15,262	1.4	-	-
Gain on disposal of stations, net	(57,716)	(2.4)	-	-	-	-
Total operating expenses	1,913,221		815,882		690,270
Income from operations	$518,745		$287,308		$206,107

On January 1, 2018, the Company will adopt Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board. The adoption will result in certain changes in the Company’s revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, the Company will no longer recognize barter revenue and barter expense arising from the exchange of advertising time for certain program material. During the years ended December 31, 2017, 2016 and 2015, the Company recognized barter revenue (and related barter expense) of $42.5 million, $34.7 million and $37.7 million, respectively. In addition, the Company will present local, national, political and digital revenues, exclusive of the related agency commission. The change in accounting for barter is expected to reduce the amount of future revenue and related expense. The change in the presentation of local, national, political and digital revenues will not impact the Company’s net revenue. None of the changes will impact the Company’s past or future income from operations or net income.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Gross local advertising revenue was $913.6 million for the year ended December 31, 2017, compared to $388.2 million for the same period in 2016, an increase of $525.4 million, or 135.3%. Gross national advertising revenue was $356.6 million for the year ended December 31, 2017 compared to $144.0 million for the same period in 2016, an increase of $212.6 million, or 147.6%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $773.4 million, less decreases in revenue resulting from station divestitures of $19.2 million. Our legacy stations’ local and national advertising revenue decreased by $16.1 million during the year ended December 31, 2017 compared to the same period in 2016, which includes the impact of revenue from the 2016 Olympics on our NBC affiliate legacy stations. Our largest advertiser category, automobile, represented approximately 26% of our local and national advertising revenue for each of the years ended December 31, 2017 and 2016. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 4% during the year. The other categories representing our top five were fast food/restaurants, furniture and medical/healthcare, which declined this year, and attorneys, which increased in 2017.

Gross political advertising revenue was $31.6 million for the year ended December 31, 2017, compared to $108.5 million for the same period in 2016, a decrease of $76.9 million, as 2017 was not an election year.

Retransmission compensation was $995.8 million for the year ended December 31, 2017, compared to $394.0 million for the same period in 2016, an increase of $601.8 million, or 152.7%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $550.9 million, less decrease in revenue resulting from station divestitures of $14.1 million, and an increase in our legacy stations’ revenue of $64.9 million. The increase in revenue from our legacy stations was primarily due to the renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed our legacy stations’ retransmission compensation agreements representing approximately 50% of our legacy stations’ subscriber base. There were no significant renewals of retransmission compensation agreements during the period in 2017. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $230.8 million for the year ended December 31, 2017, compared to $101.8 million for the same period in 2016, an increase of $129.0 million or 126.8%. This was primarily attributable to the $150.0 million incremental revenue from our newly acquired stations and entities and an increase in the revenue of our legacy stations of $4.5 million, partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $24.1 million and a decrease in revenue resulting from station divestitures of $1.4 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $125.3 million for the year ended December 31, 2017, compared to $51.2 million for the same period in 2016, an increase of $74.1 million, or 144.8%. This was primarily attributable to an increase in payroll, severance, bonuses and payroll related expenses of $50.5 million and an increase in legal and professional fees of $13.9 million, both of which were primarily associated with our acquisitions and increased number of stations and entities. Additionally, new equity incentive awards during the current year increased our stock-based compensation by $12.7 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $1,445.6 million for the year ended December 31, 2017, compared to $583.7 million for the same period in 2016, an increase of $862.0 million, or 147.7%. The increase was primarily due to expenses of our newly acquired stations and entities of $862.2 million, and an increase in programming costs for our legacy stations of $38.4 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry-wide and will continue to increase over the next several years. These increases were partially offset by a $21.2 million decrease in the direct operating expenses of our digital media entities as a result of rebranding and consolidation of our digital products and offerings and a $16.0 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $100.7 million for the year ended December 31, 2017, compared to $51.3 million for the same period in 2016, an increase of $49.4 million, or 96.2%. The increase was primarily due to the acquisition of new assets through our merger with Media General.

Amortization of intangible assets was $159.5 million for the year ended December 31, 2017, compared to $46.6 million for the same period in 2016, an increase of $112.9 million, or 242.5%. The increase was primarily due to the acquisition of new intangible assets through our merger with Media General.

Amortization of broadcast rights, excluding barter was $62.9 million for the year ended December 31, 2017, compared to $22.5 million for the same period in 2016, an increase of $40.4 million, or 180.1%, primarily attributable to our acquisition of new broadcast rights through our merger with Media General.

In the fourth quarter of 2017, we recorded goodwill and intangible asset impairment charges of $20.0 attributable to our digital businesses as a result of reorganization, greater levels of competition and shortfalls from operating forecasts.

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

Interest Expense, net

Interest expense, net was $241.2 million for the year ended December 31, 2017, compared to $116.1 million for the same period in 2016, an increase of $125.1 million, or 107.8%, primarily attributable to interest on new borrowings and one-time fees associated with the financing of our acquisitions, less decreases in interest resulting from redemptions.

Loss on Extinguishment of Debt

In January 2017, the Company refinanced its then existing term loans and revolving loans, resulting in a loss on extinguishment of debt of $6.8 million.  In February 2017, the Company called the entire principal balance of its $525.0 million 6.875% Notes, resulting in a loss on extinguishment of debt of $22.2 million. The Company also made prepayments of its outstanding term loans during 2017, resulting in a loss on extinguishment of debt of $5.9 million.

Income Taxes

Income tax benefit was $233.9 million for the year ended December 31, 2017, compared to an income tax expense of $77.6 million for the same period in 2016. The effective tax rates were -96.9% and 45.5% for each of the respective periods.

In 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduces the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a provisional reduction of the Company’s net deferred tax liability and a corresponding recognition of income tax benefit by $322.2 million, or a decrease to the effective tax rate of 133.5%. Other changes to the effective tax rates relate to various permanent differences such as the tax impact of our previously owned stations divested in 2017, the tax impact of limitation on compensation deduction, the tax impact related to domestic production activities deduction and the tax impact of excess tax benefits related stock-based compensation which are now recognized in the income statement pursuant to ASU No. 2016-09 (adopted as of January 1, 2017). These transactions and events resulted in a total income tax benefit effect of $19.6 million, or a decrease to the effective tax rate of 9.5%.

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

Revenue

Gross local advertising revenue was $388.2 million for the year ended December 31, 2016, compared to $369.3 million for the same period in 2015, an increase of $18.9 million, or 5.1%. Gross national advertising revenue was $144.0 million for the year ended December 31, 2016, compared to $153.6 million for the same period in 2015, a decrease of $9.6 million, or 6.2%. The net increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations and stations we contracted with to provide programming and sales services of $36.2 million. Our legacy stations’ local and national advertising revenue decreased by $26.9 million during the year ended December 31, 2016, compared to the same period in 2015, primarily due to changes in the mix between our legacy stations’ local, national and political advertising revenue. Our largest advertiser category, automobile, represented approximately 26% and 25% of our local and national advertising revenue for the years ended December 31, 2016 and 2015, respectively. Overall, including past results of our newly acquired stations, automobile revenues were flat during the year. The other categories representing our top five were fast food/restaurants, furniture and medical/healthcare, which declined this year, and attorneys, which increased in 2016.

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

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $583.7 million for the year ended December 31, 2016, compared to $480.9 million for the same period in 2015, an increase of $102.8 million, or 21.4%. The increase was primarily due to expenses of our newly acquired stations and entities of $53.2 million, change in the fair value of contingent consideration related to an entity acquired in October 2015 of $4.0 million, and an increase in programming costs for our legacy stations of $31.5 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry-wide and we expect they will continue to increase over the next several years.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities(1)	$136,721	$261,517	$205,308
Net cash used in investing activities	(2,062,072)	(140,185)	(474,341)
Net cash provided by (used in) financing activities(1)	1,953,323	(77,068)	180,537
Net increase (decrease) in cash and cash equivalents	$27,972	$44,264	$(88,496)
Cash paid for interest	$213,683	$99,917	$70,430
Cash paid for income taxes, net of refunds(2)	$272,689	$29,391	$29,060

(1)

As discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company adopted the FASB issued guidance related to classification on the statement of cash flows of excess tax benefits associated with stock-based compensation. Previously, excess tax benefits were classified as cash outflow from operating activities and cash inflow from financing activities. Under the new guidance, excess tax benefits are now classified along with other income tax cash flows as an operating activity in the Consolidated Statements of Cash Flows. As such, the amounts previously reported as cash flows provided by operating activities in 2016 and 2015 were increased by $13.8 million and $8.0 million, respectively. The amounts previously reported as cash flows used financing activities in 2016 were increased by $13.8 million and the amounts previously reported as cash flows provided by financing activities in 2015 were decreased by $8.0 million.

(2)

The cash paid for income taxes, net of refunds, during the year ended December 31, 2017 includes payments totaling $180.9 million in tax liabilities related to the proceeds received to relinquish certain spectrum and $57.0 million in tax liabilities resulting from various divestitures. The cash paid for income taxes, net of refunds, during the year ended December 31, 2015 includes payments totaling $23.0 million in tax liabilities assumed in or resulting from various acquisitions and sales. No payments for tax liabilities resulting from non-recurring events were made during 2016.

	As of December 31,
	2017	2016
Cash and cash equivalents	$115,652	$87,680
Long-term debt including current portion	4,362,460	2,342,419
Unused revolving loan commitments under senior secured credit facilities(1)	172,000	103,000

(1)

Based on the covenant calculations as of December 31, 2017, all of the $172.0 million total unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing. On January 16, 2018, we borrowed $44.0 million revolving loans to partially fund our acquisition of LKQD. On February 16, 2018, we repaid $20.0 million of the outstanding principal balance under our revolving credit facility, funded by cash on hand.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $124.8 million during the year ended December 31, 2017 compared to the same period in 2016. This was primarily attributable to an increase in payments for tax liabilities of $243.3 million, primarily related to tax payments resulting from the sale of stations of $57.0 million and tax payments related to the proceeds from spectrum auction of $180.9 million, an increase in cash paid for interest of $113.8 million, use of cash resulting from timing of payments to vendors of $64.1 million, use of cash resulting from timing of accounts receivable collections of $28.5 million and an increase in payments for broadcast rights of $39.5 million. These transactions were partially offset by an increase in net revenue (excluding trade and barter) of $1.318 billion less an increase in station and corporate operating expenses (excluding non-cash transactions) of $927.5 million.

Cash paid for interest increased by $113.8 million during the year ended December 31, 2017 compared to the same period in 2016, primarily due to interest on new borrowings (net of redemptions) and one-time fees associated with the financing of our acquisitions.

Net cash flows provided by operating activities increased by $56.2 million during the year ended December 31, 2016 compared to the same period in 2015. This was primarily due to an increase in net revenue (excluding trade and barter) of $208.2 million less an increase in station and corporate operating expenses (excluding non-cash transactions) of $106.6 million, and source of cash resulting from timing of accounts receivable collections of $3.0 million. These transactions were partially offset by timing of payments to vendors of $15.3 million and an increase in cash paid for interest of $29.5 million.

Cash paid for interest increased by $29.5 million during the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to increased borrowings during 2016 to fund our acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $1.922 billion during the year ended December 31, 2017 compared to the same period in 2016.

Net cash flows used in investing activities decreased by $334.2 million during the year ended December 31, 2016 compared to the same period in 2015.

In 2017, we completed our merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.9 million of cash acquired through the merger. In connection with the merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. In 2017, we also completed our acquisition of certain assets of a station for $4.1 million in cash. These transactions were partially offset by $481.9 million net proceeds from station divestitures and $478.6 million in gross proceeds to relinquish certain stations’ spectrum. We also received $20.0 million in proceeds from disposal of assets, primarily the sale of a real estate property, and withdrew amounts previously deposited in an escrow account of $5.1 million.

During the year ended December 31, 2017, capital expenditures increased by $40.6 million compared to the same period in 2016, primarily due to capital expenditures for newly acquired stations.

In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million. We also pre-funded interest on our 5.625% Notes of $5.1 million, which was deposited in an escrow account.

During the year ended December 31, 2016, capital expenditures increased by $2.8 million compared to the same period in 2015, primarily due to capital expenditures for newly acquired stations.

In 2015, we completed the acquisitions of Communications Corporation of America, KASW, Yashi, Inc. (“Yashi”), KLAS and Kixer, Inc. for total payments of $467.3 million. We also paid deposits totaling $8.7 million upon signing purchase agreements in 2015 to acquire television stations from Reiten and WVMH. These cash payments were partially offset by the sale of a station acquired from Communications Corporation of America for $26.8 million in cash and certain real estate properties we owned for $2.1 million in cash.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $2.030 billion during the year ended December 31, 2017 compared to the same period in 2016.

Net cash flows provided by financing activities decreased by $257.6 million during the year ended December 31, 2016 compared to the same period in 2015.

In 2017, the Company borrowed term loans, net of debt discount, of $3.531 billion, drew $3.0 million under a revolving loan and received the gross proceeds from our $900.0 million 5.625% Notes previously deposited in an escrow account. We also received $8.2 million in proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term and revolving loans of Nexstar, Mission and Marshall with an aggregate principal of $670.8 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, repayments of outstanding principal balance under our term loans of $454.4 million associated with the amendments to senior secured credit facilities in July 2017, prepayments of $260.0 million outstanding principal balances under our term loans, scheduled repayments of outstanding principal balance under our, Mission’s, Marshall’s and Shield’s term loans of $12.2 million, payments for debt financing costs associated with new term loans and new revolving credit facilities of $52.0 million, payments to acquire the remaining assets of stations previously owned by WVMH of $66.9 million, repurchases of our Class A Common Stock of $99.0 million, payments of dividends to our common stockholders of $55.9 million ($0.30 per share each quarter), payments for contingent consideration related to acquisitions of $263.6 million, payments for capital lease obligations of $7.1 million and cash payment for taxes in exchange for shares of Nexstar common stock withheld of $4.1 million.

In 2016, we borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. We also received $1.2 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $58.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $22.1 million, payments for debt financing costs of $20.7 million, payments of dividends to our common stockholders of $29.4 million ($0.24 per share each quarter), payments for contingent consideration related to an entity acquired in October 2015 of $2.0 million, payments for capital lease obligations of $3.3 million and distribution to a noncontrolling interest of $0.6 million.

In 2015, we completed the sale and issuance of $275.0 million 6.125% Notes due 2022, at par. We also borrowed a total amount of $144.9 million under our revolving credit facility. These borrowings were used to partially finance the acquisitions of Communications Corporation of America, KASW, Yashi, KLAS and Kixer and to pay for related fees and expenses. We also received $3.4 million proceeds from stock option exercises. Additionally, Marshall borrowed $2.0 million under its revolving credit facility. These cash flow increases were partially offset by repurchases of our Class A common stock of $48.7 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $15.8 million, repayments of outstanding obligations under the Company’s revolving credit facilities of $150.4 million, payments of dividends to our common stockholders of $23.7 million ($0.19 per share each quarter), payments for debt financing costs of $3.2 million and payments for capital lease obligations of $3.0 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2017, the Company had total combined debt of $4.4 billion, which represented 73.5% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $172.0 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2017. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

In June 2017, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $100 million of our Class A common stock, of which $6.9 million was utilized in June 2017. During the third quarter of 2017, we repurchased a total of 687,492 shares of our Class A common stock for $40.7 million, funded by cash on hand. As of December 31, 2017, the remaining available amount under the share repurchase authorization was $52.4 million.

On July 21, 2017, the Company received $478.6 million of gross proceeds to relinquish certain spectrum of Media General in the previously concluded FCC auction. On August 28, 2017, we completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated amounts due. Through December 2017, we paid $180.9 million in taxes related to the spectrum auction proceeds. As of December 31, 2017, the estimated remaining amount of CVR payable to the holders was $12.4 million, which will be paid when actual transactions costs related to the spectrum are known but no later than five years.

On January 16, 2018, the Company completed its previously announced acquisition of the outstanding equity of LKQD for an initial cash purchase price of $90.0 million, subject to working capital and other adjustments, funded by a combination of cash on hand and borrowing from our revolving credit facility of $44.0 million. Additionally, the sellers could receive up to a maximum of $35.0 million in cash payments if certain performance targets are met during the calendar year 2019.

On February 2, 2018, Nexstar’s Board of Directors declared a quarterly dividend of $0.375 per share of its Class A common stock. The dividend was paid on March 2, 2018 to stockholders of record on February 16, 2018.

On February 1, 2018, we prepaid $20.0 million of the outstanding principal balance under our Term Loan B, funded by cash on hand.

On February 16, 2018, we repaid $20.0 million of the outstanding principal balance under our revolving credit facility, funded by cash on hand.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2017 (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Nexstar senior secured credit facility	$2,544,371	$36,244	$97,318	$621,377	$1,789,432
Mission senior secured credit facility	230,841	2,314	4,628	4,628	219,271
Marshall senior secured credit facility	53,026	53,026	-	-	-
Shield senior secured credit facility	24,184	1,224	3,245	19,715	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,427,422	$92,808	$105,191	$1,320,720	$2,908,703

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

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2017, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from December 31, 2017.

No Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Nexstar senior secured credit facility	$2,544,371	$36,244	$97,318	$621,377	$1,789,432
Mission senior secured credit facility	230,841	2,314	4,628	4,628	219,271
Marshall senior secured credit facility	53,026	53,026	-	-	-
Shield senior secured credit facility	24,184	1,224	3,245	19,715	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
Cash interest on debt(1)	1,105,549	197,732	389,375	356,373	162,069
Network affiliation agreements	1,463,363	456,802	785,625	220,936	-
Broadcast rights current cash commitments(2)	24,056	8,438	10,507	4,347	764
Broadcast rights future cash commitments	83,316	44,263	36,741	1,771	541
Executive employee contracts(3)	54,567	23,891	27,724	2,952	-
Estimated benefit payments from Company assets(4)	306,776	31,045	63,201	62,152	150,378
Operating lease obligations	120,857	19,395	33,361	23,217	44,884
Capital lease obligations	26,081	1,753	3,551	3,646	17,131
Other	81,565	36,738	33,183	10,135	1,509
	$7,693,552	$912,865	$1,488,459	$2,006,249	$3,285,979

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2017, remained outstanding until maturity, based on interest rates in effect at December 31, 2017.
(2)	Excludes broadcast rights barter payable commitments recorded on the Consolidated Financial Statements as of December 31, 2017 in the amount of $22.2 million.
(3)	Includes the employment contracts for all corporate executive employees and general managers of our stations.
(4)	Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets (i.e. SERP, Excess Plan and OPEB).

As of December 31, 2017, we had $23.3 million of gross unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission compensation, trade and barter, pension and postretirement benefits and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Consolidation of Variable Interest Entities

We regularly evaluate our local service agreements and other arrangements where we may have variable interests to determine whether we are the primary beneficiary of a VIE. Under U.S. GAAP, a company must consolidate an entity when it has a “controlling financial interest” resulting from ownership of a majority of the entity’s voting rights. Accounting rules expanded the definition of controlling financial interest to include factors other than equity ownership and voting rights.

In applying accounting and disclosure requirements, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we are absorbing a majority of the entity’s economic risks or receiving a majority of the entity’s economic rewards. Our evaluation of the “power” and “economics” model must be an ongoing process and may alter as facts and circumstances change.

Mission, Marshall, White Knight, Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Mission, White Knight, Shield, Vaughan, WNAC, LLC and 54 Broadcasting, hiring and firing of sales force personnel and (4) purchase options granted by Mission, White Knight, Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2018 and 2027. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $5.5 billion, or 73.4%, of our total assets as of December 31, 2017. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

In prior years, the quantitative impairment test for goodwill utilized a two-step fair value approach. The first step of the goodwill quantitative impairment test compared the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of a reporting unit was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the reporting unit and the prevailing values in the markets for broadcasters (enterprise value approach).  If the fair value of the reporting unit exceeded its carrying amount, goodwill was not considered impaired. If the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeded the implied fair value, an impairment loss was recognized in an amount equal to that excess but not more than the carrying value of goodwill. In 2017, we early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplified the measurement of goodwill impairment by removing the second step of the goodwill impairment test that required a hypothetical purchase price allocation. Under ASU 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Following our merger with Media General in January 2017, our broadcast operations increased from 60 television station markets to 100 television station markets. Our digital businesses also increased from two reporting units to four reporting units. Historically, we considered each television station market as a reporting unit for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. In connection with the merger, we reorganized our organizational structure to focus on the overall broadcast business and the overall digital business. This change allowed the aggregation of television station markets into one broadcast business reporting unit. Our four reporting units within our digital business are not economically similar, and therefore, not aggregated.

Because of the change in our broadcast business’ organizational structure, we evaluated the goodwill immediately prior to the reorganization, using the one-step qualitative analysis approach, and concluded that there was no impairment on our broadcast business. The aggregate goodwill of each television station market was then assigned to the single broadcast business reporting unit. Our impairment tests for FCC licenses remained at the television station market level. In the fourth quarter of 2017, we performed our annual impairment tests on goodwill and legacy FCC licenses attributable to our broadcast business, using the one-step quantitative approach. The fair value of our broadcast reporting unit exceeded its carrying amount by a margin of approximately 52%. In addition, all of the fair values of our FCC licenses on which we elected to perform quantitative impairment tests exceeded their carrying amounts by an overall margin of 149%, representing a range of 28% to 4,717%. With respect to FCC licenses that were newly acquired and consolidated through our merger with Media General, we performed our annual impairment tests using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions. We utilized the following assumptions in our quantitative impairment testing for the year ended December 31, 2017:

	Goodwill	FCC Licenses
Revenue growth rates (goodwill) / market revenue share (FCC licenses)	(3.2)% - 8.4%	1.9% to 37.0%
Operating profit margins	34.8% - 38.2%	9.7% - 29.0%
Discount rate	9.75%	9.75%
Tax rate	26.1%	22.2% - 30.5%
Capitalization rate	7.75%	7.25% - 8.25%

In the fourth quarter of 2017, we reorganized our digital businesses, which reduced the reporting units from four to three. Because of this change, and as a result of shortfalls from operating forecasts and increased levels of competition, we evaluated the goodwill of the reporting units immediately prior to the reorganization and after the reorganization, using the one-step quantitative analysis approach. These analyses resulted in total impairment charges of $11.5 million. The goodwill of our digital businesses, after the impairment charge, was allocated to the new reporting units using the relative fair value method. As of December 31, 2017, the total remaining goodwill of our digital businesses was $19.9 million.

The one-step quantitative analyses for our digital businesses was performed using a combination of a discounted cash flows analysis and other valuation techniques, including the following key assumptions: (i) compound annual growth rate ranging from 5.0% to 11.3% based on management projections and industry trends, (ii) operating profit margins in the initial year ranging from (1.5)% to 10% driven by planned development activities, increasing to 4.7% to 20.0%  reflecting a mature operating model, (iii) discount rate of 15.5% based on an analysis of digital media companies, (iv) income tax rate of 21.0% to 28.7% based on statutory federal and blended state tax rates, and (v) terminal growth rate of 2.5% based on a mature company in the digital media industry.

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

In conjunction with the goodwill impairment analyses, we also performed quantitative tests to determine whether these digital reporting units’ finite-lived assets are recoverable. Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying values were not fully recoverable. The assets’ fair values were then estimated, which resulted in an impairment charge of $8.5 million. No other events or circumstances were noted in 2017 that would indicate impairment of finite-lived assets.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $5.7 million and $13.4 million as of December 31, 2017 and 2016, respectively.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2017, the carrying amounts of our current broadcast rights were $17.2 million and non-current broadcast rights were $27.3 million.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•	discount rates
•	expected return on plan assets
•	mortality rates
•	health care cost trends
•	retirement rates
•	expected contributions

The expected rate of return on plan assets is 7.25%. The discount rate at year end was 3.49%. A one percentage-point increase in the discount rate would have decreased the net periodic benefit by approximately $2.0 million and would have decreased the projected benefit obligation by approximately $46.0 million. A one percentage-point decrease in the discount rate would have raised the net periodic benefit by approximately $3.5 million and would have increased the projected benefit obligation by approximately $55 million.

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchanges of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $42.5 million, $34.7 million and $37.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Trade revenue of $14.2 million, $11.0 million and $9.4 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively. We incurred trade and barter expense of $57.0 million, $45.4 million and $46.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Code, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. The Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 3.56% to 4.06% as of December 31, 2017, which represented the base rate, or the London Interbank Offered Rate (“LIBOR”), plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.56% at December 31, 2017. Interest is payable in accordance with the credit agreements.

Including the impact of the LIBOR floor on certain of the Company’s term loans, an increase in LIBOR of 100 basis points (one percentage point) from the December 31, 2017 level would increase the Company’s annual interest expense and decrease cash flow from operations by $28.5 million, based on the outstanding balance of its credit facilities as of December 31, 2017. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $14.2 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $28.5 million and $14.2 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2017, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2017, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

We have excluded Media General, as well as five VIEs that are now consolidated by the Company as a result of the acquisition, from our assessment of internal control over financial reporting as of December 31, 2017, because Media General was acquired by the Company in a purchase business combination during 2017. The total assets and total revenues of Media General and the five VIEs that are now consolidated by the Company as a result of the acquisition that are excluded from our assessment of internal control over financial reporting collectively represent approximately 12.0% and 58.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Media General represents approximately 11.5% and 57.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2)	Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 17 to the Consolidated Financial Statements filed as part of this report.
(3)

Exhibits. The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, furnished or incorporated into this Annual Report on Form 10-K by reference, as applicable.

Item 16.	Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit Number	Exhibit Description

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
4.2

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2015).

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2015).
4.4

Indenture, dated as of July 27, 2016, between Nexstar Escrow Corporation, as issuer, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 29, 2016).

4.5	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 29, 2016).
4.6

First Supplemental Indenture, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

4.7

Indenture, dated as of November 5, 2014, by and between Media General Financing Sub, Inc. (to be merged with and into Lin Television Corporation) and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-06383) filed by Media General, Inc. on November 5, 2014).

4.8	Form of 5.875% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-06383) filed by Media General, Inc. on November 5, 2014).
4.9

Supplemental Indenture, dated as of December 19, 2014, among Media General, Inc. (formerly known as Mercury New Holdco, Inc.), the additional guarantors named therein, LIN Television Corporation and The Bank of New York Mellon, as Trustee, amending the Indenture, dated as of November 5, 2014, incorporated by reference to Exhibit 4.1 to Media General Inc.’s Form 8-K filed December 23, 2014.

4.10

Second Supplemental Indenture, dated as of November 4, 2015, among Media General, Inc., Dedicated Media, Inc., the other guarantors party thereto and The Bank of New York Mellon, as Trustee, amending the Indenture dated as of November 5, 2014, as supplemented (Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q (File No. 001-06383) filed by Media General, Inc. on November 6, 2015).

4.11

Third Supplemental Indenture, dated as of January 17, 2017, by and among Lin Television Corporation, as issuer, the guarantors party thereto, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

4.12

Fourth Supplemental Indenture, dated as of March 17, 2017, by and among Nexstar Broadcasting, Inc., a Delaware corporation, as successor to LIN Television Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.1

Voting and Support Agreement, dated as of January 27, 2016, by and between Nexstar Media Group, Inc., Media General, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 28, 2016).

10.2

Contingent Value Rights Agreement, dated as of January 13, 2017, by and between Nexstar Media Group, Inc. and American Stock Transfer & Trust Company, LLC as rights agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.3

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

10.7

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.8

Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., as the borrower and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto.*

10.9

Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017.*

10.10

Credit Agreement, dated as of January 17, 2017, by and among  WXXA-TV LLC and WLAJ-TV LLC, as the borrower, Shield Media Lansing LLC and Shield Media LLC, as holding companies, and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto.*

10.11

Credit Agreement, dated as of January 17, 2017, by and among  WXXA-TV LLC and WLAJ-TV LLC, as the borrower, Shield Media Lansing LLC and Shield Media LLC, as holding companies, and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017.*

10.12

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Media Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.).

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

10.17

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

10.19

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.20

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.21

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by

reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.22

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.23

Executive Employment Agreement between Timothy Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2008).

10.24

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 6, 2013).

10.25

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.26

Executive Employment Agreement between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2008).

10.27

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 6, 2013).

10.28

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.29	Executive Employment Agreement, dated as of April 1, 2017, between Gregory Raifman and Nexstar Media Group, Inc.*
10.30

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.31

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.32

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 2, 2015).

10.33

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.34

Amendment to Time Brokerage Agreement, dated as of July 31, 1998, between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.35

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.36

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP - WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.37

Amendment to Time Brokerage Agreement, dated as of August 2, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.38

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.39

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.40

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

10.41

Agreement for the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP - KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

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

10.43

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

10.46

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

10.48

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

10.50

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.51

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.52

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.53

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2012).

10.54

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV - WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.55

Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.56

Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.57

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.58

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.59

Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.60

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

10.63

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.64

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.65

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.66

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.67

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.68

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.69

Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.70

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.71

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.72

Nexstar Media Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Media Group, Inc. on July 6, 2004).

10.73

Nexstar Media Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 1, 2006).

10.74

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.75

Nexstar Media Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 24, 2015).

10.76	Amendment to Option Agreement, dated as of January 15, 2017, among Mission Broadcasting Inc. and Nexstar Broadcasting , Inc. (KTVE)*
10.77	Shared Services Agreement entered into as of July 1, 2017 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc.*
14.1

Nexstar Media Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101	The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2017 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

+	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR MEDIA GROUP, INC.
By:	/s/ PERRY A. SOOK
Perry A. Sook
President and Chief Executive Officer
By:	/s/ THOMAS E. CARTER
Thomas E. Carter
Chief Financial Officer

Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

Name	Title
/s/ PERRY A. SOOK	President, Chief Executive Officer and Chairman
Perry A. Sook	(Principal Executive Officer)
/s/ THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ DENNIS J. FITZSIMONS	Director
Dennis J. FitzSimons
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ DENNIS A. MILLER	Director
Dennis A. Miller
s/ JOHN R. MUSE	Director
John R. Muse
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

NEXSTAR MEDIA GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation arrangements in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report of Internal Control over Financial Reporting, management has excluded Media General, as well as five VIEs that are now consolidated by the Company as a result of the acquisition, from its assessment of internal control over financial reporting as of December 31, 2017 because Media General was acquired by the Company in a purchase business combination during 2017.  We have also excluded Media General, as well as five VIEs that are now consolidated by the Company as a result of the acquisition, from our audit of internal control over financial reporting. The total assets and total revenues of Media General and the five VIEs that are now consolidated by the Company as a result of the acquisition that are excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 12.0% and 58.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Media General represents approximately 11.5% and 57.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2018

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$115,652	$87,680
Accounts receivable, net of allowance for doubtful accounts of $13,358 and $5,805, respectively	562,943	218,058
Spectrum asset	305,764	-
Restricted cash	-	26,719
Prepaid expenses and other current assets	71,859	30,760
Total current assets	1,056,218	363,217
Property and equipment, net	734,138	276,153
Goodwill	2,142,846	473,304
FCC licenses	1,767,638	542,524
Other intangible assets, net	1,581,626	324,737
Restricted cash	-	901,080
Other noncurrent assets, net	199,181	85,070
Total assets(1)	$7,481,647	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$92,808	$28,093
Current portion of broadcast rights payable	16,659	16,512
Accounts payable	31,136	19,754
Accrued expenses	159,281	71,315
Interest payable	39,563	44,190
Liability to surrender spectrum asset	314,087	-
Other current liabilities	17,169	9,714
Total current liabilities	670,703	189,578
Debt	4,269,652	2,314,326
Deferred tax liabilities	619,441	132,008
Other noncurrent liabilities	340,541	45,819
Total liabilities(1)	5,900,337	2,681,731
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2017 and 2016	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,966,414 shares outstanding as of December 31, 2017 and 31,621,369 shares issued, 30,744,625 shares outstanding as of December 31, 2016	473	316
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2017 and 2016	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2017 and 2016	-	-
Additional paid-in capital	1,342,541	386,921
Accumulated other comprehensive income	6,140	-
Retained earnings (accumulated deficit)	299,523	(176,583)
Treasury stock - at cost; 1,325,049 and 876,744 shares at December 31, 2017 and 2016, respectively	(78,063)	(41,513)
Total Nexstar Media Group, Inc. stockholders' equity	1,570,614	169,141
Noncontrolling interests in consolidated variable interest entities	10,696	115,213
Total stockholders' equity	1,581,310	284,354
Total liabilities and stockholders' equity	$7,481,647	$2,966,085

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)

The consolidated total assets as of December 31, 2017 and 2016 include certain assets held by consolidated VIEs of $426.9 million and $226.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2017 and 2016 include certain liabilities of consolidated VIEs of $81.8 million and $39.2 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Years Ended December 31,
	2017	2016	2015
Net revenue	$2,431,966	$1,103,190	$896,377
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	993,405	381,997	302,257
Selling, general, and administrative expenses, excluding depreciation and amortization	591,986	263,606	232,480
Amortization of broadcast rights	105,403	57,145	59,836
Amortization of intangible assets	159,500	46,572	48,475
Depreciation	100,658	51,300	47,222
Goodwill and intangible assets impairment	19,985	15,262	-
Gain on disposal of stations, net	(57,716)	-	-
Total operating expenses	1,913,221	815,882	690,270
Income from operations	518,745	287,308	206,107
Interest expense, net	(241,195)	(116,081)	(80,520)
Loss on extinguishment of debt	(34,882)	-	-
Other expenses	(1,284)	(555)	(517)
Income before income taxes	241,384	170,672	125,070
Income tax benefit (expense)	233,943	(77,572)	(48,687)
Net income	475,327	93,100	76,383
Net (income) loss attributable to noncontrolling interests	(330)	(1,563)	1,301
Net income attributable to Nexstar Media Group, Inc.	$474,997	$91,537	$77,684

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$10.38	$2.98	$2.50
Diluted	$10.07	$2.89	$2.42

Weighted average number of common shares outstanding:
Basic	45,754	30,687	31,100
Diluted	47,149	31,664	32,091

Dividends declared per common share	$1.20	$0.96	$0.76

Net income	$475,327	$93,100	$76,383
Other comprehensive income:
Change in unrecognized amounts included in pension and postretirement obligations, net of tax of $2,160	6,140	-	-
Total comprehensive income	481,467	93,100	76,383
Total comprehensive income attributable to noncontrolling interests	(330)	(1,563)	1,301
Total comprehensive income attributable to Nexstar Media Group, Inc.	$481,137	$91,537	$77,684

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2017

(in thousands, except share information)

					Accumulated
	Common Stock		Additional		Other				Total
	Class A		Paid-In	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2014	31,172,060	$312	$398,029	$(345,804)	$-	-	$-	$4,000	$56,537
Stock-based compensation expense	-	-	11,400	-	-	-	-	-	11,400
Purchase of treasury stock	-	-	-	-	-	(1,010,565)	(48,660)	-	(48,660)
Exercise of stock options and vesting of restricted stock units	449,309	4	2,439	-	-	17,000	914	-	3,357
Excess tax benefit from stock option exercises	-	-	8,042	-	-	-	-	-	8,042
Common stock dividends declared	-	-	(23,686)	-	-	-	-	-	(23,686)
Consolidation of variable interest entities	-	-	-	-	-	-	-	2,900	2,900
Contribution from noncontrolling interest	-	-	-	-	-	-	-	100	100
Net income (loss)	-	-	-	77,684	-	-	-	(1,301)	76,383
Balances as of December 31, 2015	31,621,369	316	396,224	(268,120)	-	(993,565)	(47,746)	5,699	86,373
Stock-based compensation expense	-	-	11,390	-	-	-	-	-	11,390
Vesting of restricted stock units and exercise of stock options	-	-	(5,008)	-	-	116,821	6,233	-	1,225
Excess tax benefit from stock option exercises and vested restricted stock units	-	-	13,760	-	-	-	-	-	13,760
Common stock dividends declared	-	-	(29,445)	-	-	-	-	-	(29,445)
Consolidation of variable interest entities	-	-	-	-	-	-	-	108,694	108,694
Purchase of noncontrolling interests	-	-	-	-	-	-	-	(100)	(100)
Distribution to noncontrolling interest	-	-	-	-	-	-	-	(643)	(643)
Net income	-	-	-	91,537	-	-	-	1,563	93,100
Balances as of December 31, 2016	31,621,369	316	386,921	(176,583)	-	(876,744)	(41,513)	115,213	284,354
Adjustment to adopt ASU 2016-16	-	-	-	764	-	-	-	-	764
Issuance/reissuance of stock in connection with the merger	15,670,094	157	1,007,956	-	-	560,316	23,330	-	1,031,443
Stock option replacement awards in connection with the merger	-	-	10,702	-	-	-	-	-	10,702
Purchase of treasury stock	-	-	-	-	-	(1,689,132)	(99,008)	-	(99,008)
Stock-based compensation expense	-	-	24,068	-	-	-	-	-	24,068
Vesting of restricted stock units and exercise of stock options	-	-	(31,214)	-	-	680,511	39,128	-	7,914
Common stock dividends declared	-	-	(55,892)	-	-	-	-	-	(55,892)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	345	-	-	-	(4,000)	(3,655)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	659	659
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(412)	(412)
Change in pension and postretirement, net of tax	-	-	-	-	6,140	-	-	-	6,140
Net income	-	-	-	474,997	-	-	-	330	475,327
Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$475,327	$93,100	$76,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	10,263	3,057	3,180
Amortization of broadcast rights, excluding barter	62,908	22,461	22,154
Depreciation of property and equipment	100,658	51,300	47,222
Amortization of intangible assets	159,500	46,572	48,475
Gain on asset disposal, net	(55,982)	1,553	2,109
Amortization of debt financing costs and debt discounts	10,483	5,649	3,752
Loss on extinguishment of debt	34,882	-	-
Goodwill and intangible assets impairment	19,985	15,262	-
Stock-based compensation expense	24,068	11,390	11,400
Deferred income taxes	(463,185)	54,591	43,675
Income from escrow deposit	-	(1,080)	-
Payments for broadcast rights	(62,531)	(23,004)	(22,473)
Other noncash credits, net	(1,617)	(1,612)	(90)
Change in the fair value of contingent consideration	-	4,044	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(55,819)	(27,290)	(30,310)
Prepaid expenses and other current assets	22,825	(28,628)	(1,324)
Other noncurrent assets	(278)	244	293
Accounts payable, accrued expenses and other current liabilities	(62,496)	1,628	16,903
Taxes payable	(42,638)	(75)	(22,790)
Interest payable	(17,421)	33,251	6,338
Other noncurrent liabilities	(22,211)	(896)	411
Net cash provided by operating activities	136,721	261,517	205,308
Cash flows from investing activities:
Purchases of property and equipment	(72,461)	(31,870)	(29,021)
Payments for acquisitions, net of cash acquired	(2,975,254)	(103,970)	(475,949)
Withdrawal of interest previously deposited in escrow	5,063	-
Proceeds from sale of stations	481,946	-	27,005
Proceeds received to relinquish spectrum asset	478,608	-
Refund of prepaid interest previously deposited in escrow	-	(5,063)	-
Proceeds from disposals of property and equipment	20,026	718	3,624
Net cash used in investing activities	(2,062,072)	(140,185)	(474,341)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	4,433,981	58,000	421,950
Repayments of long-term debt	(1,922,329)	(80,140)	(166,290)
Premium paid on debt extinguishment	(18,050)	-
Payments for debt financing costs	(52,039)	(20,707)	(3,225)
Contribution from (distributions to) a noncontrolling interest, net	247	(643)	100
Purchase of treasury stock	(99,008)	-	(48,660)
Proceeds from exercise of stock options	8,155	1,225	3,357
Common stock dividends paid	(55,892)	(29,445)	(23,686)
Purchase of noncontrolling interests	(66,901)	(100)	-
Payments for contingent consideration in connection with acquisitions	(263,647)	(2,000)
Cash paid for shares withheld for taxes	(4,099)	-
Payments for capital lease obligations	(7,095)	(3,258)	(3,009)
Net cash provided by (used in) financing activities	1,953,323	(77,068)	180,537
Net increase (decrease) in cash and cash equivalents	27,972	44,264	(88,496)
Cash and cash equivalents at beginning of period	87,680	43,416	131,912
Cash and cash equivalents at end of period	$115,652	$87,680	$43,416
Supplemental information:
Interest paid	$213,683	$99,917	$70,430
Income taxes paid, net of refunds	$272,689	$29,391	$29,060
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4,107	$2,339	$2,371
Noncash purchases of property and equipment	$20,723	$706	$4,025
Accrued debt financing costs	$-	$1,019	$-
Proceeds from the issuance of debt directly deposited into escrow	$-	$900,000	$-
Consolidation of variable interest entities	$-	$108,694	$2,956
Debt assumed in connection with a merger	$434,269	$-	$-
Issuance/reissuance of Class A Common Stock in connection with a merger	$1,031,443	$-	$-
Stock option replacement awards in connection with a merger	$10,702	$-	$-
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$34,558	$-	$-
Contingent consideration payable in connection with a merger	$12,361	$-	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2017, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 170 full power television stations, including those owned by variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of December 31, 2017, the stations reached approximately 43.6 million, or 38.9%, of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned by independent third parties.

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

As of December 31, the assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar are as follows (in thousands):

	2017	2016
Current assets
Spectrum asset	$26,695	$-
Other current assets	22,038	3,638
Total current assets	48,733	3,638
Property and equipment, net	7,517	6,944
Goodwill	130,362	46,465
FCC licenses	151,808	114,791
Other intangible assets, net	81,916	53,747
Other noncurrent assets, net	6,543	613
Total assets	426,879	226,198

Current Liabilities
Liability to surrender spectrum asset	$27,347	$-
Other current liabilities	24,146	12,606
Total current liabilities	51,493	12,606
Noncurrent liabilities	30,339	26,590
Total liabilities	$81,832	$39,196

Liquidity

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On January 17, 2017, in connection with Nexstar’s merger with Media General, the Company borrowed $2.75 billion in Term Loan B, issued at 99.49%, $293.9 million in Term Loan A, issued at 99.34%, $3.0 million in revolving loans, and another $51.3 million in Term Loan A, issued at 99.25%. The proceeds from these loans, together with Nexstar’s proceeds from the previously issued $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes”), net proceeds from certain station divestitures of $481.9 million, and cash on hand, were used to finance the $1.376 billion cash consideration of the merger, $1.658 billion repayment of certain debt of Media General prior to the merger, including premium and accrued interest, refinancing of Nexstar’s and its VIEs’ certain then existing term loans and revolving loans with a principal balance of $668.8 million and $2.0 million, respectively, and related fees and expenses.

On January 17, 2017 (also in connection with the merger), Nexstar assumed the $400.0 million 5.875% Senior Notes due 2022 (the “5.875% Notes”) previously issued by LIN Television Corporation (“LIN TV”), a wholly owned subsidiary of Media General. Additionally, Nexstar consolidated Shield Media LLC’s (“Shield”) senior secured credit facility with a Term Loan A principal balance of $24.8 million.

On February 27, 2017, Nexstar called the entire $525.0 million principal amount of its 6.875% Senior Unsecured Notes (“6.875% Notes”), also funded by new borrowings described above.

On July 19, 2017, the Company amended the senior secured credit facilities. The main provisions of the amendments include: (i) Nexstar’s additional Term Loan A borrowing of $456.0 million, issued at 99.16%, the proceeds of which were used to repay the $454.4 million outstanding principal balance of Nexstar’s Term Loan B, (ii) a reduction in the applicable margin portion of interest rates by 50 basis points, (iii) an extension of the maturity date of Nexstar’s and Shield’s Term Loan A to five years from July 19, 2017 and (iv) an extension of the maturity date of Nexstar’s and Mission’s revolving credit facilities to five years from July 19, 2017.

See Notes 3 and 7 for additional information with respect to the merger and debt transactions, respectively.

As of December 31, 2017, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities and the indentures governing the 6.125% Senior Unsecured Notes (“6.125% Notes”), the 5.625% Notes and the 5.875% Notes.

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

In connection with Nexstar’s merger with Media General consummated on January 17, 2017, Nexstar began to provide sales, programming and other services to stations owned by VIEs with whom Media General had agreements. These VIEs are Shield, Vaughan Media, LLC (“Vaughan”), Tamer Media, LLC (“Tamer”), WNAC, LLC and 54 Broadcasting, Inc. (“54 Broadcasting”). Nexstar became the primary beneficiary of these VIEs as of the closing date of the merger because of (1) the local service agreements Nexstar assumed with these VIEs’ stations, (2) Nexstar’s guarantee of the outstanding obligations under Shield’s senior secured credit facility (Note 7), (3) Nexstar having power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, for Shield, Vaughan, WNAC, LLC and 54 Broadcasting, hiring and firing of sales force personnel and (4) purchase options granted by Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting that permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. Therefore, the financial results and financial position of these entities have been consolidated by Nexstar as of January 17, 2017 in accordance with the VIE accounting guidance.

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

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2017 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission	WFXP, KHMT and KFQX
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	Marshall	KLJB, KPEJ and KMSS
	White Knight	WVLA, KFXK, KSHV
	Shield	WXXA and WLAJ
	Vaughan	WBDT, WYTV and KTKA
SSA Only	Tamer	KWBQ, KASY and KRWB

Nexstar’s ability to receive cash from Mission, Marshall, White Knight, Shield, Vaughan, Tamer, WNAC, LLC and 54 Broadcasting is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission, Marshall, White Knight, Shield, Vaughan, Tamer, WNAC, LLC and 54 Broadcasting maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Consolidated Balance Sheets as of December 31, were as follows (in thousands):

	2017	2016
Current assets:
Cash and cash equivalents	$17,180	$7,302
Accounts receivable, net	24,407	20,553
Spectrum asset	26,695	-
Prepaid expenses and other current assets	6,762	3,353
Total current assets	75,044	31,208
Property and equipment, net	25,971	29,984
Goodwill	163,549	98,107
FCC licenses	151,808	114,791
Other intangible assets, net	97,757	87,668
Other noncurrent assets, net	9,443	13,233
Total assets	$523,572	$374,991

Current liabilities:
Current portion of debt	$56,565	$8,334
Interest payable	994	1,031
Liability to surrender spectrum asset	27,347	-
Other current liabilities	24,146	12,606
Total current liabilities	109,052	21,971
Debt	245,523	268,499
Other noncurrent liabilities	30,594	26,590
Total liabilities	$385,169	$317,060

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2021. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation related to business combinations, including assets acquired, liabilities assumed, contingent consideration liability and any other assets or liabilities recognized from these transactions, retransmission revenue recognized, trade and barter transactions, pension and postretirement obligations, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising broadcast on its stations or placed on its websites, for retransmission consent from cable or satellite operators, for monthly access to a content management system platform and related services, and for digital advertising management. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collectable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from local and national advertising agencies. The Company does not require collateral from its customers but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $42.5 million, $34.7 million and $37.7 million of barter revenue and barter expense for the years ended December 31, 2017, 2016 and 2015, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $14.2 million, $11.0 million and $9.4 million of trade revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Trade expense is recognized when services or merchandise received are used. The Company recorded $14.5 million, $10.8 million and $9.0 million of trade expense for the years ended December 31, 2017, 2016 and 2015, respectively, which were included in direct operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Property and Equipment, Net

Property and equipment is stated at cost or estimated fair value at the date of acquisition through a business combination. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized, and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 4).

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”), network affiliation agreements, developed technology and customer relationships arising from acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting, which requires that purchase prices, including any contingent consideration, are measured at acquisition date fair values. These purchase prices are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter, or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses such that renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15-year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

Following Nexstar’s merger with Media General in January 2017, the Company’s broadcast operations increased from 60 television station markets to 100 television station markets. Also, the Company’s digital businesses increased from two reporting units to four reporting units. Historically, the Company considered each television station market as a reporting unit for purposes of goodwill and FCC license impairment testing because management viewed, managed and evaluated its stations on a market basis. In connection with the merger, the Company reorganized its organizational structure to focus on the overall broadcast business and the overall digital business. This change allowed the aggregation of television station markets into one broadcast business reporting unit. The reporting units within the Company’s digital business are not economically similar, and therefore, not aggregated. During the fourth quarter of 2017, the Company reorganized its digital businesses which changed the reporting units from four to three. The Company’s impairment tests for FCC licenses remained at the television station market level. See Note 5 for additional information.

The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that the fair value of a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method.

The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis.

In prior years, the Company’s quantitative impairment test for goodwill utilized a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. In 2017, as discussed also under Recent Accounting Pronouncements, the Company early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplified the measurement of goodwill impairment by removing the second step of the goodwill impairment test that required a hypothetical purchase price allocation. Under ASU 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis.

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

Comprehensive Income

The Company’s comprehensive income consists of net income and unrecognized actuarial gains and losses on its pension and postretirement liabilities, net of income tax adjustments.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $9.2 million, $4.0 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which the majority was recognized in trade expense.

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

Certain investments held in the pension and other post retirement plans have been valued using net asset value ("NAV") as a practical expedient for fair value. In accordance with ASC 820, investments measured at NAV are excluded from the fair value hierarchy. See Note 8 for fair value disclosures related to retirement and postretirement plans.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors: discount rates, expected return on plan assets, mortality rates, health care cost trends, retirement rates and expected contributions. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other noncurrent liabilities in the accompanying Consolidated Balance Sheet.

Company-owned Life Insurance

The Company owns life insurance policies on executives, current employees, former employees and retirees. Management considers these policies to be operating assets. Cash surrender values of life insurance policies are presented net of policy loans. Borrowings and repayments against company-owned life insurance are reflected in the operating activities section of the statement of cash flows.

Stock-Based Compensation

Nexstar maintains stock-based employee compensation plans which are described more fully in Note 10. The Company calculates the grant-date fair value of employee stock options using the Black-Scholes model. The fair value of restricted stock units is based on the number of shares awarded and market price of the stock on the date of award.  These amounts are recognized into selling, general and administrative expense over the vesting period of the options or the restricted stock units. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission, Marshall, White Knight and 54 Broadcasting file their own separate federal income tax returns. Shield, Vaughan, Tamer and WNAC are disregarded entities for tax purposes and do not incur tax within the consolidated financial statements.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Weighted average shares outstanding - basic	45,754	30,687	31,100
Dilutive effect of equity incentive plan instruments	1,395	977	991
Weighted average shares outstanding - diluted	47,149	31,664	32,091

The Company has outstanding stock options and restricted stock units to acquire 153,000, 351,000 and 766,000 weighted average shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

Segments

Nexstar operates in one reportable television broadcast segment. The other activities of the Company include corporate functions and other insignificant operation.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has applied the change in accounting as of January 1, 2017 and excess tax benefits and tax deficiencies related to stock-based compensation are now recognized within income tax expense. Additionally, excess tax benefits are now classified along with other income tax cash flows as an operating activity in the consolidated statements of cash flows. As such, the amounts previously reported as cash flows from operating activities were increased by $13.8 million and $8.0 million and the amount previously reported as cash flows from financing activities were decreased by $13.8 million and $8.0 million in the Consolidated Statement of Cash Flows during the twelve months ended December 31, 2016 and December 31, 2015, respectively. The change in accounting principle did not impact the Company’s stockholders’ equity.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The amendments of ASU 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2017 using the modified retrospective approach. This adoption impacted Nexstar’s previous treatment of tax gain on the sale of WTVW to Mission in 2011. As such, the amounts previously reported as other noncurrent assets, deferred tax liabilities and accumulated deficit in the consolidated balance sheet were decreased by $1.3 million, $2.1 million and $0.8 million, respectively.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The Company has elected early adoption and, as the new guidance is required to be applied on a prospective basis, the Company used the simplified test in its annual fourth quarter 2017 testing. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This update amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In September 2017, the FASB issued ASU No. 2017-13, Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which allows certain public entities to use the private company effective dates for adoption of ASC 606 and supersedes certain SEC paragraphs in the Codification. In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which aligns SEC guidance with the new revenue standard. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.

The above updates are effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt these updates effective January 1, 2018 under the modified retrospective approach. Based on our evaluation performed to date, we believe the cumulative adjustment as of January 1, 2018 that will result from this adoption will not be material. The Company will no longer recognize barter revenue, barter expense, barter assets and liabilities resulting from the exchange of advertising time for certain program material. In 2017, 2016 and 2015, barter revenue and barter expense were $42.5 million, $34.7 million and $37.7 million, respectively. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $9.7 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $12.5 million. As of December 31, 2016, the current barter assets and current barter liabilities were $8.9 million and $8.6 million, respectively, and the noncurrent barter assets and noncurrent barter liabilities were $10.8 million and $11.1 million, respectively. Our television spot advertising contracts, which comprise approximately 46% and 50% of the reported net revenue in 2017 and 2016, are short-term in nature. We expect revenue will continue to be recognized when commercials are aired. We also expect to use the practical expedient around costs incurred to obtain a contract also due to their short-term in nature. Thus, we will continue to expense sales commissions when incurred. We expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. This revenue source comprised approximately 41% and 36% of the reported net revenue in 2017 and 2016, respectively. The Company is in the process of finalizing its evaluation of online digital revenue sources.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

3. Acquisitions and Dispositions

2017 Acquisitions

Merger with Media General

On January 17, 2017, Nexstar completed its previously announced merger with Media General. Prior to the completion of the merger, Media General owned, operated or serviced 78 full power television stations in 48 markets. In connection with the merger, Nexstar sold the assets of seven of Media General’s full power television stations in seven markets. The full power television stations acquired and consolidated by Nexstar as a result of the merger, net of divestitures, are as follows:

Market Rank at Acquisition	Market	Full Power Stations	Primary Affiliation
Nexstar:
6	San Francisco, CA	KRON	MNTV
11	Tampa, FL	WFLA, WTTA	NBC, MNTV
24	Raleigh, NC	WNCN	CBS
25	Portland, OR	KOIN	CBS
27	Indianapolis, IN	WISH, WNDY	The CW, MNTV
29	Nashville, TN	WKRN	ABC
30	New Haven, CT	WTNH, WCTX	ABC, MNTV
32	Columbus, OH	WCMH	NBC
37	Spartanburg, SC	WSPA, WYCW	CBS, The CW
39	Austin, TX	KXAN, KBVO	NBC, MNTV
42	Portsmouth, VA	WAVY, WVBT	NBC, FOX
43	Harrisburg, PA	WHTM	ABC
44	Grand Rapids, MI	WOOD, WOTV	NBC, ABC
45	Birmingham, AL	WIAT	CBS
48	Albuquerque, NM	KRQE, KREZ, KBIM	CBS
52	Providence, RI	WPRI	CBS
53	Buffalo, NY	WIVB, WNLO	CBS, The CW
55	Richmond, VA	WRIC	ABC
59	Albany, NY	WTEN, WCDC	ABC, ABC
60	Mobile, AL	WKRG, WFNA	CBS, The CW
62	Knoxville, TN	WATE	ABC
64	Dayton, OH	WDTN	NBC
65	Honolulu, HI	KHON, KHAW, KAII	FOX, FOX, FOX
66	Wichita, KS	KSNW, KSNC, KSNG, KSNK	NBC
88	Colorado Springs, CO	KXRM	FOX
91	Savannah, GA	WSAV	NBC
94	Charleston, SC	WCBD	NBC
95	Jackson, MS	WJTV	CBS
98	Tri-Cities, TN-VA	WJHL	CBS
100	Greenville, NC	WNCT	CBS
102	Florence, SC	WBTW	CBS
109	Sioux Falls, SD	KELO, KDLO, KPLO	CBS
110	Ft. Wayne, IN	WANE	CBS
111	Augusta, GA	WJBF	ABC
113	Lansing, MI	WLNS	CBS
114	Springfield, MA	WWLP	NBC
115	Youngstown, OH	WKBN	CBS
120	Lafayette, LA	KLFY	CBS
127	Columbus, GA	WRBL	CBS
135	Topeka, KS	KSNT	NBC
168	Hattiesburg, MS	WHLT	CBS
172	Rapid City, SD	KCLO	CBS
VIEs:
39	Austin, TX	KNVA	The CW
48	Alburquerque, NM	KASY, KRWB, KWBQ	MNTV, The CW, The CW
52	Providence, RI	WNAC	FOX
59	Albany, NY	WXXA	FOX
64	Dayton, OH	WBDT	NBC
113	Lansing, MI	WLAJ	ABC
115	Youngstown, OH	WYTV	ABC
135	Topeka, KS	KTKA	ABC

As discussed in Note 2, Nexstar is the primary beneficiary of its variable interests in Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting and has consolidated these entities, including the stations they own.

Upon the completion of the merger, each issued and outstanding share of common stock, no par value, of Media General immediately prior to the effective time of the merger, other than shares or other securities representing capital stock in Media General owned, directly or indirectly, by Nexstar or any subsidiary of Media General, was converted into the right to receive (i) $10.55 in cash, without interest (the “Cash Consideration”), (ii) 0.1249 of a share of Nexstar’s Class A Common Stock (the “Nexstar Common Stock”), par value $0.01 per share (the “Stock Consideration”), and (iii) one non-tradeable CVR representing the right to receive a pro rata share of the net proceeds from the disposition of Media General’s spectrum in the FCC’s recently concluded spectrum auction (the “FCC auction”), subject to and in accordance with the contingent value rights agreement governing the CVRs (the CVR, together with the Stock Consideration and the Cash Consideration, the “Merger Consideration”). The CVRs are not transferable, except in limited circumstances specified in the agreement governing the CVRs.

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

The following table summarizes the components of the total consideration paid, payable or issued upon closing of the merger (in thousands):

Cash Consideration	$1,376,108
Nexstar Common Stock issued (15,670,094 shares)	995,835
Reissued Nexstar Common Stock from treasury (560,316 shares)	35,608
Stock option replacement awards (228,438 options)	10,702
Repayment of Media General debt, including premium and accrued interest	1,658,135
Contingent consideration liability (CVR)	271,008
$4,347,396

Concurrent with the closing of the merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by Nexstar and seven of which were previously owned by Media General. Nexstar sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). Nexstar sold its stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar Divestitures”). The gain and loss recognized from these divestitures were included as a separate line item in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017.

The fair values of the assets acquired and liabilities assumed (net of the effects of the Media General Divestitures but including the consolidation of the assets and liabilities of Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting) are as follows (in thousands):

Cash and cash equivalents	$63,850
Accounts receivable	301,604
Spectrum asset	465,582
Prepaid expenses and other current assets	35,973
Property and equipment	482,144
FCC licenses	1,242,847
Network affiliation agreements	1,323,200
Other intangible assets	101,083
Goodwill	1,701,097
Other noncurrent assets	36,104
Total assets acquired and consolidated	5,753,484
Less: Accounts payable and accrued expenses	(187,721)
Less: Taxes payable	(10,854)
Less: Interest payable	(12,794)
Less: Debt	(434,269)
Less: Deferred tax liabilities	(957,779)
Less: Other noncurrent liabilities	(227,378)
Less: Noncontrolling interests in consolidated VIEs	(7,600)
Net assets acquired and consolidated	$3,915,089

The estimated acquisition date fair value of Media General’s spectrum auctioned with the FCC (spectrum asset) is $465.6 million and is calculated as gross proceeds, less estimated costs to dispose such assets. The estimated fair value of the CVR payable to the holders is $271.0 million and is calculated as the gross proceeds, less estimated transaction expenses, repacking expenses and taxes as defined in the CVR agreement. The fair value measurements of the spectrum asset and the CVR are considered Level 3 as significant inputs are unobservable to the market.

On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC to surrender certain spectrum of Media General. The gross proceeds were recorded as liabilities pending the relinquishment of spectrum assets as of this date.

On August 28, 2017, Nexstar completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated amount due. Through December 2017, Nexstar paid $180.9 million in taxes related to the spectrum auction proceeds.

One of the stations that auctioned its spectrum with the FCC went off the air in November 2017. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017.

As of December 31, 2017, the Company has not yet surrendered the remainder of spectrum auctioned with the FCC. Thus, the spectrum assets were retained pending their relinquishment ($305.8 million included in current assets and $126.9 million included in other noncurrent assets in the accompanying Consolidated Balance Sheet). The gross proceeds received from the FCC associated with the remaining spectrum were also retained as liabilities in the accompanying Consolidated Balance Sheet ($314.1 million is included in current liabilities, for spectrum that is projected to be surrendered within the next 12 months, and $130.0 million is included in other noncurrent liabilities, for spectrum that is projected to be surrendered in 2019 and 2020. The spectrum assets will be disposed and the liabilities to surrender the spectrum will be derecognized upon relinquishment.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 19 years. The carryover of the tax basis in goodwill, FCC licenses, network affiliation agreements, other intangible assets and property and equipment of $159.0 million, $294.3 million, $31.7 million, $40.4 million and $247.8 million, respectively, are deductible for tax purposes.

Nexstar assumed the $400.0 million 5.875% Notes previously issued by LIN TV. Nexstar also consolidated Shield’s senior secured credit facility with an outstanding Term Loan A principal balance of $24.8 million. These debts were assumed at fair values on the merger closing date. See Note 7 for additional information.

Nexstar also assumed Media General’s pension and postretirement obligations (included in other noncurrent liabilities). See Note 8 for additional information.

The consolidation of Shield, Tamer, Vaughan, WNAC, LLC and 54 Broadcasting resulted in noncontrolling interests of $7.6 million, representing the residual fair value attributable to the owners of these entities as of January 17, 2017, estimated by applying the income approach valuation technique.

The Cash Consideration, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the Nexstar Divestitures and the Media General Divestitures and new borrowings discussed in Note 7.

During 2017, Nexstar recorded measurement period adjustments, including (i) the result of our ongoing valuation procedures on acquired intangible assets which decreased property and equipment, FCC licenses and other intangible assets by $1.8 million, $255.3 million and $25.1 million, respectively, and increased the network affiliation agreements by $254.5 million, (ii) a change in the estimated fair value of Media General’s spectrum asset which increased by $24.0 million, (iii) changes in the estimate of collectability of accounts receivable and various fair value assumptions, which decreased the estimated fair value of accounts receivable by $23.4 million, (iv) an increase in goodwill and deferred tax liabilities of $32.8 million and $7.4 million, respectively, and a decrease in income tax payable of $6.5 million, due to the measurement period adjustments discussed in items (i) through (iii), and (v) reclassifications from other noncurrent assets to prepaid expenses and other current assets and reclassifications between accounts payable, accrued expenses, and other noncurrent liabilities. None of these measurement period adjustments had a material impact on the Company’s results of operations.

The acquisition’s net revenue of $1.412 billion and operating income of $300.4 million from January 17, 2017 to December 31, 2017 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Transaction costs relating to the merger, including legal and professional fees and severance costs, were $52.4 million and $8.4 million during the years ended December 31, 2017 and 2016, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

On January 4, 2016, Nexstar completed the first closing of the transaction and acquired the stations’ assets excluding certain transmission equipment, the FCC licenses and network affiliation agreements for $65.0 million, including a deposit paid upon signing the purchase agreement in November 2015 of $6.5 million. The purchase price paid in 2016 was funded through a combination of cash on hand and borrowings under Nexstar’s revolving credit facility.

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

On January 31, 2017, Nexstar completed its acquisition of the remaining assets of the stations and paid WVMH the remaining purchase price of $66.9 million, plus working capital adjustments, funded by cash on hand. Accordingly, the deposit on the second closing and the payment of the remaining purchase price were applied against the full balance of noncontrolling interests. The TBA was also terminated as of this date.

The stations’ net revenue of $51.3 million and operating income of $11.5 million during the year ended December 31, 2017 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. No significant transaction costs were incurred during the twelve months ended December 31, 2017 and December 31, 2016.

Parker

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. On March 31, 2017, Mission completed this acquisition and paid the remaining purchase price of $0.8 million, funded by cash on hand. The acquisition allows Mission entrance into this market.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

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

WLWC-TV

On October 2, 2017, Nexstar completed the acquisition of certain assets of WLWC, a CW affiliated full power television station in the Providence, Rhode Island market, from OTA Broadcasting (PVD), LLC for $4.1 million in cash, funded by cash on hand.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Broadcast rights	$1,599
Property and equipment	1,158
Network affiliation	2,517
Other intangible assets	385
Total assets acquired	5,659
Less: Broadcast rights payable	(1,599)
Net assets acquired	$4,060

Nexstar accounted for the transaction as an asset purchase because it was concentrated in acquiring the station’s affiliation with the CW. Additionally, the FCC license, a significant input to operate a station, was not acquired by Nexstar. Thus, no goodwill was allocated from the purchase price. The intangible assets related to the network affiliation agreements are amortized over 15 years.

2016 Acquisitions

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

The stations’ net revenue of $11.1 million and operating income of $1.0 million from the date of acquisition to December 31, 2016 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

KCWI’s net revenue of $3.1 million and operating income of $2.7 million from the date of acquisition to December 31, 2016 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

A deposit of $27.0 million was paid to CCA in April 2013 upon signing the stock purchase agreement. Nexstar paid the $251.1 million remaining purchase price at closing funded by a combination of cash on hand and borrowings under its senior secured credit facility. The transaction costs relating to this acquisition, including legal and professional fees, of $0.5 million and $0.7 million were expensed as incurred during the years ended December 31, 2015 and 2014, respectively. Additionally, employment charges of $0.6 million were incurred and included in the Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2015.

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

The above transactions allowed the Company entrance into seven new markets and created new duopolies in four markets.

As discussed in Note 2, Nexstar is the primary beneficiary of the variable interests in White Knight and Marshall and has consolidated White Knight and the stations Nexstar sold to Marshall, KPEJ and KMSS, into Nexstar’s Consolidated Financial Statements beginning January 1, 2015. Accordingly, the effects of the sale between Nexstar and Marshall have been eliminated in consolidation.

The consolidation of the assets and liabilities of White Knight into Nexstar resulted in a noncontrolling interest of $2.9 million, representing the residual fair value attributable to the owners of White Knight as of January 1, 2015, estimated by applying the income approach valuation technique

The acquired entities’ net revenue of $107.9 million and operating income of $34.9 million during the year ended December 31, 2015 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

KASW

Effective January 29, 2015, Nexstar acquired the assets of KASW, the CW affiliate in the Phoenix, Arizona market, from Meredith Corporation and SagamoreHill of Phoenix, LLC for $70.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through borrowings from unsecured notes and senior secured credit facility. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2015.

KASW’s net revenue of $19.6 million and operating income of $9.3 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Yashi

On February 2, 2015, Nexstar acquired the outstanding equity of Yashi, Inc. (“Yashi”), a local digital video advertising and targeted programmatic technology platform, for $33.4 million in cash. The acquisition was made to broaden Nexstar’s digital media portfolio with technologies and offerings that are complementary to Nexstar’s digital businesses and multi-screen strategies. The purchase price was funded through borrowings from unsecured notes and senior secured credit facility. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during the year ended December 31, 2015.

Yashi’s net revenue of $18.8 million and operating loss of $3.3 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

KLAS

On February 13, 2015, Nexstar acquired the outstanding equity of KLAS, LLC, the owner of television station KLAS, the CBS affiliate serving the Las Vegas, Nevada market, from Landmark Television, LLC and Landmark Media Enterprises, LLC, for $150.8 million in cash. The acquisition allows Nexstar entrance into this market and the purchase price was funded through borrowings from unsecured notes and senior secured credit facility. Transaction costs relating to this acquisition, including legal and professional fees of $0.1 million, were expensed as incurred during each of the years ended December 31, 2015 and 2014.

KLAS’ net revenue of $32.7 million and operating income of $6.6 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Kixer

Effective October 1, 2015, Lakana LLC (“Lakana”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of Kixer from Centrility, LLC, Keith Bonnici and Know Media, LLC for $8.5 million in cash funded by a combination of cash on hand and borrowings under Nexstar’s senior secured credit facility. The sellers could also receive up to $7.0 million in additional cash payments if certain revenue targets are met during the year 2016 in accordance with the purchase agreement (the “Earnout Payments”). As of December 31, 2015, the estimated fair value of the Earnout Payments included in the purchase price was $3.0 million. This contingent consideration payable was included in accrued expenses in the accompanying Consolidated Balance Sheet.

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

Kixer’s net revenue of $1.7 million and operating income of $0.4 million from the date of acquisition to December 31, 2015 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

During 2016, the revenue targets for Kixer were met. Thus, the remaining $4.0 million Earnout Payments were recognized as expense and included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income. During 2016, a total of $2.0 million was paid to the sellers under this arrangement, funded by cash on hand. The remaining obligations under the Earnout Payments were paid in 2017.

Unaudited Pro Forma Information

Other than Media General, the completed acquisitions during 2015, 2016 and 2017 are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

The following unaudited pro forma information has been presented for the periods indicated as if the acquisition of Media General and the related consolidation of VIEs had occurred on January 1, 2016 (in thousands, except per share data):

	Years Ended December 31,
	2017	2016
Net revenue	$2,484,214	$2,457,492
Income before income taxes	288,279	124,966
Net income	503,871	49,318
Net income attributable to Nexstar	503,541	46,547
Net income per common share attributable to Nexstar - basic	$10.84	$0.99
Net income per common share attributable to Nexstar - diluted	$10.52	$0.97

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods.

Subsequent Acquisition

On January 16, 2018, Nexstar completed its previously announced acquisition of the outstanding equity of LKQD Technologies, Inc. (“LKQD”) for an initial cash purchase price of $90.0 million, subject to working capital and other adjustments, funded by a combination of cash on hand and borrowing from our revolving credit facility of $44.0 million. Additionally, the sellers could receive up to a maximum of $35.0 million in cash payments if certain performance targets are met during the calendar year 2019. Transaction costs relating to this acquisition, including legal and professional fees of $0.3 million, were expensed as incurred during the year ended December 31, 2017.

Due to the timing of the LKQD acquisition, certain disclosures, including the allocation of purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this Annual Report on Form 10-K.

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2017	2016
Buildings and improvements	39	$225,183	$81,337
Land	N/A	127,625	32,068
Leasehold improvements	term of lease	29,114	9,909
Studio and transmission equipment	5-15	539,788	363,574
Computer equipment	3-5	96,487	40,255
Furniture and fixtures	7	18,876	11,516
Vehicles	5	35,211	17,340
Construction in progress	N/A	21,236	7,428
		1,093,520	563,427
Less: accumulated depreciation		(359,382)	(287,274)
Property and equipment, net		$734,138	$276,153

The increases in property and equipment primarily relate to business acquisitions, net of divestitures, (see Note 3), and routine purchases of equipment, less disposals.

As of December 31, 2017, property under capital lease with a cost of $5.8 million and $5.2 million was included in leasehold improvements and studio and transmission equipment, respectively. As of December 31, 2016, property under capital lease with a cost of $4.0 was included in studio and transmission equipment.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (in thousands):

	Estimated	2017			2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,971,170	$(461,345)	$1,509,825	$659,054	$(357,704)	$301,350
Other definite-lived intangible assets	1-20	193,089	(121,288)	71,801	89,404	(66,017)	23,387
Other intangible assets		$2,164,259	$(582,633)	$1,581,626	$748,458	$(423,721)	$324,737

The increases in network affiliation agreements and other definite-lived intangible assets relate to Nexstar’s acquisitions, net of dispositions, as discussed in Note 3.

In the fourth quarter of 2017, management reviewed the recoverability of other definite-lived intangible assets attributable to Nexstar’s digital businesses in consideration of reorganizations discussed under goodwill and intangible assets below. Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of these assets, management determined that a portion of the carrying values were not recoverable. The assets’ fair values were then estimated which resulted in an impairment charge of $8.5 million. No other events or circumstances were noted in 2017 that would indicate impairment.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2017 (in thousands):

2018	$128,827
2019	125,303
2020	117,015
2021	114,286
2022	112,657
Thereafter	983,538
$1,581,626

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$497,653	$(45,991)	$451,662	$538,756	$(49,421)	$489,335
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	36,904	-	36,904	53,189	-	53,189
Impairment	-	(15,262)	(15,262)	-	-	-
Balances as of December 31, 2016	534,557	(61,253)	473,304	591,945	(49,421)	542,524
Acquisitions and consolidations of VIEs (See Notes 2 and 3)	1,701,719	-	1,701,719	1,244,386	-	1,244,386
Nexstar Divestitures (See Note 3)	(22,823)	2,861	(19,962)	(19,744)	2,011	(17,733)
Deconsolidation of a VIE	(698)	-	(698)	(1,539)		(1,539)
Impairment	-	(11,517)	(11,517)	-	-	-
Balances as of December 31, 2017	$2,212,755	$(69,909)	$2,142,846	$1,815,048	$(47,410)	$1,767,638

As discussed in Note 2—Intangible Assets, Net, the Company early adopted (during the year 2017) ASU No. 2017-04 which simplified the measurement of goodwill impairment tests. Under ASU 2017-04, the annual, or interim, goodwill impairment test is now performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Following Nexstar’s merger with Media General in January 2017, the Company’s broadcast operations increased from 60 television station markets to 100 television station markets. Also, the Company’s digital businesses increased from two reporting units to four reporting units. Historically, the Company considered each television station market as a reporting unit for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. During the first quarter of 2017 (in connection with the merger), the Company reorganized its organizational structure to focus on the overall broadcast business and the overall digital business. This change allowed the aggregation of television station markets into one broadcast business reporting unit. The reporting units within the Company’s digital business are not economically similar, and therefore, not aggregated.

Because of the change in the broadcast business’ organizational structure, the Company evaluated the goodwill immediately prior to the reorganization, using the one-step qualitative analysis approach, and concluded that there was no impairment on its broadcast business. The aggregate goodwill of each television station market was then assigned to the single broadcast business reporting unit. The Company’s impairment tests for FCC license remained at the television station market level. In the fourth quarter of 2017, the Company performed its annual impairment tests on goodwill and legacy FCC licenses attributable to its broadcast business, using the one-step quantitative approach, resulting in no impairment charge. With respect to FCC licenses that were newly acquired and consolidated through merger with Media General, the Company performed its annual impairment tests using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts.

In 2016, management elected to perform its annual impairment tests on goodwill and FCC licenses attributable to its broadcast business using the qualitative analysis approach by market and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts.

In the fourth quarter of 2017, the Company reorganized its digital businesses which reduced the reporting units from four to three. Because of this change, and as a result of shortfalls from operating forecasts and increased levels of competition, the Company evaluated the goodwill of the reporting units immediately prior to the reorganization and after the reorganization, using the one-step quantitative analysis approach. The Company’s analyses resulted in total impairment charges of $11.5 million. The goodwill of digital businesses, after the impairment charge, was allocated to the new reporting units using the relative fair value method. As of December 31, 2017, the total remaining goodwill of digital businesses was $19.9 million.

The one-step quantitative analyses was performed using a combination of a discounted cash flows analysis and other valuation techniques, including the following key assumptions: (i) compound annual growth rate ranging from 5.0% to 11.3% based on management projections and industry trends, (ii) operating profit margins in the initial year ranging from (2.0)% to 10% driven by planned development activities, increasing to 4.7% to 20.0%  reflecting a mature operating model, (iii) discount rate of 15.5% based on an analysis of digital media companies, (iv) income tax rate of 21.0% to 28.7% based on statutory federal and blended state tax rates, and (v) terminal growth rate of 2.5% based on a mature company in the digital media industry.

In 2016, management elected to perform the two-step quantitative impairment tests on its two digital reporting units due to operating losses, industry-wide margin compression and lower short-term future earnings expectations. As a result of these reviews, the Company recognized total impairment charges of $15.3 million. As of December 31, 2016, the total remaining goodwill of the Company’s digital businesses was $23.6 million.

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2017	2016
Compensation and related taxes	$44,775	$20,713
Network affiliation fees	68,197	30,153
Other	46,309	20,449
	$159,281	$71,315

The increases in accrued expenses primarily relates to increased number of television stations and employees arising from business acquisitions, net of divestitures, (see Note 3).

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2017	2016
Term loans, net of financing costs and discount of $57,547 and $6,592, respectively	$2,791,875	$662,206
Revolving loans	3,000	2,000
6.875% Senior unsecured notes due 2020, net of financing costs and discount of $4,295	-	520,705
6.125% Senior unsecured notes due 2022, net of financing costs of $1,992 and $2,402, respectively	273,008	272,598
5.875% Senior unsecured notes due 2022, plus premium of $8,102	408,102	-
5.625% Senior unsecured notes due 2024, net of financing costs of $13,525 and $15,090, respectively	886,475	884,910
	4,362,460	2,342,419
Less: current portion	(92,808)	(28,093)
	$4,269,652	$2,314,326

Nexstar Senior Secured Credit Facility

In January 2017, Nexstar borrowed a $2.518 billion senior secured Term Loan B, issued at 99.49%, due January 17, 2024 and a $293.9 million senior secured Term Loan A, issued at 99.34%, due January 17, 2022. The proceeds from these loans were primarily used to finance the cash consideration of Nexstar’s merger with Media General (see Note 3) and to refinance Nexstar’s then existing Term Loan B and Term Loan A with outstanding principal balances of $256.2 million and $135.4 million, respectively. In January 2017, Nexstar also issued a $169.0 million revolving loan commitment, maturing on January 17, 2022, of which no amount was drawn. This facility replaced Nexstar’s previous revolving loan commitment.

In July 2017, Nexstar amended its senior secured credit facility. The main provisions of the amendment included an additional $456.0 million in Term Loan A borrowings, issued at 99.16%, the proceeds of which were used to repay Nexstar’s outstanding Term Loan B with a principal balance of $454.4 million, a reduction in the applicable margin portion of interest rates by 50 basis points for Term Loan A, Term Loan B and revolving credit facility, and an extension of the maturity date of Nexstar’s Term Loan A and revolving credit facility to July 19, 2022.

As of December 31, 2017, Nexstar’s Term Loan B and Term Loan A, net of financing costs and discounts, had balances of $1.782 billion and $711.0 million, respectively. As of December 31, 2016, Nexstar’s Term Loan B and Term Loan A, net of financing costs and discounts, had balances of $252.7 million and $134.7 million, respectively. No amounts were outstanding under the revolving credit facility as of each of the years then ended.

Through December 2017, Nexstar prepaid a total of $235.0 million in principal balance under its Term Loan B, funded by cash on hand. In April 2017, Nexstar prepaid $25.0 million under its Term Loan A, funded by cash on hand. During the year ended December 31, 2017, Nexstar repaid scheduled maturities of $9.1 million of its term loans.

The refinancing of loans and prepayments of debt during 2017 resulted in loss on extinguishment of debt of $10.4 million, representing the write-off of unamortized debt financing costs and debt discounts.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement. The interest rate of Nexstar’s Term Loan A was 3.56% and 2.6% as of December 31, 2017 and 2016, respectively, and the interest rate of Nexstar’s Term Loan B was 4.06% and 3.75% as of December 31, 2017 and 2016, respectively. The interest rate on Nexstar’s revolving credit facility were 3.56% and 2.6% as of December 31, 2017 and 2016, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Refer to Note 18 for subsequent events of Nexstar’s senior secured credit facility.

Mission Senior Secured Credit Facility

In January 2017, Mission borrowed a $232.0 million senior secured Term Loan B, issued at 99.50%, due January 17, 2024. The proceeds from this loan were primarily used to refinance Mission’s then existing Term Loan B with an outstanding principal balance of $225.9 million. In January 2017, Mission also issued a $3.0 million revolving loan commitment, maturing on January 17, 2022, of which no amount was drawn. This facility replaced Mission’s previous revolving loan commitment. The loan refinancing resulted in loss on extinguishment of debt of $2.1 million, representing the write-off of unamortized debt financing costs and debt discounts.

In July 2017, Mission amended its senior secured credit facilities. The main provisions of the amendment included a reduction in the applicable margin portion of interest rates by 50 basis points for Term Loan B and revolving credit facility, and an extension of the maturity date of Mission’s revolving credit facility to July 19, 2022.

As of December 31, 2017 and 2016, Mission’s Term Loan B, net of financing costs and discounts, had balances of $225.7 million and $223.8 million, respectively, and none outstanding under its revolving credit facility as of each of the years then ended.

During the year ended December 31, 2017, Mission repaid scheduled maturities of $1.2 million of its Term Loan B.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B was 4.06% and 3.75% as of December 31, 2017 and 2016, respectively. The interest rate on Mission’s revolving loans was 3.56% and 2.6% as of December 31, 2017 and 2016, respectively.

Marshall Senior Secured Credit Facility

In January 2017, Marshall borrowed a $51.3 million senior secured Term Loan A, issued at 99.25%, due June 28, 2018 and used all of its commitment under the revolving credit facility and borrowed $3.0 million, also due on June 28, 2018. The proceeds from these loans were primarily used to refinance Marshall’s then existing Term Loan A with an outstanding principal balance of $51.3 million and revolving loans with an outstanding principal balance of $2.0 million. The loan refinancing resulted in loss on extinguishment of debt of $0.2 million, representing the write-off of unamortized debt financing costs and debt discounts.

In July 2017, Marshall amended its senior secured credit facility which reduced the applicable margin portion of interest rates by 50 basis points for Term Loan A and outstanding revolving loans.

During the year ended December 31, 2017, Marshall repaid $1.3 million scheduled maturities of its Term Loan A.

Terms of the Marshall senior secured credit facility, except for the repayment and maturity, are the same as the terms of the Nexstar senior secured credit facility described above. Interest rates are selected at Marshall’s option and the applicable margin is adjusted quarterly as defined in Marshall’s amended credit agreement. The interest rate on Marshall’s Term Loan A and revolving credit facility was 3.56% and 2.6% as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, Marshall’s Term Loan A, net of financing costs and discounts, had balances of $49.6 million and $51.1 million, respectively, and $3.0 million and $2.0 million outstanding under its revolving credit facility as of each of the years then ended. As of December 31, 2017, all of Marshall’s outstanding debt are classified as current liabilities in the accompanying Consolidated Balance Sheet.

Shield Senior Secured Credit Facility

In connection with Nexstar’s merger with Media General, Nexstar consolidated Shield’s new senior secured credit facility with a Term Loan A principal balance of $24.8 million due January 17, 2022.

In July 2017, Shield amended its senior secured credit facility. The main provision of the amendments included a reduction in the applicable margin portion of interest rates by 50 basis points for Term Loan A and an extension of the loan’s maturity date to July 19, 2022.

During the year ended December 31, 2017, Shield repaid $0.6 million scheduled maturities of its Term Loan A.

Terms of the Shield senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. Interest rates are selected at Shield’s option and the applicable margin is adjusted quarterly as defined in Shield’s amended credit agreement. The interest rate on Shield’s Term Loan A was 3.56% as of December 31, 2017.

As of December 31, 2017, Shield’s Term Loan A, net of financing costs and discounts, had a balance of $23.8 million.

Unused Commitments and Borrowing Availability

The Company had $172.0 million of total unused revolving loan commitments under the respective Nexstar, Mission and Marshall senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2017. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2017, the Company was in compliance with its financial covenants.

On January 16, 2018, Nexstar borrowed $44.0 million revolving loans to partially fund its acquisition of LKQD (see Note 3).

On February 16, 2018, Nexstar repaid $20.0 million of the outstanding principal balance under its revolving credit facility, funded by cash on hand.

5.875% Notes

As part of Nexstar’s merger with Media General on January 17, 2017, Nexstar assumed the $400.0 million 5.875% Senior Notes due 2022 previously issued by LIN TV.

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

5.625% Notes

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

In 2015, Nexstar recorded $3.0 million in legal, professional and underwriting fees related to the issuance of the 6.125% Notes, which were recorded as debt finance costs and amortized over the term of the 6.125% Notes. Debt financing costs are netted against the carrying amount of the related debt.

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

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital, LLC, a wholly-owned subsidiary of Nexstar (“Nexstar Digital”), are guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and the 5.625% Notes but does not guarantee Nexstar’s 5.875% Notes. Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2018 and 2027) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2017, the Company was in compliance with its financial covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,791,875	$2,852,199	$662,206	$665,750
Revolving loans(1)	3,000	2,985	2,000	1,969
6.875% Senior unsecured notes(2)	-	-	520,705	543,375
6.125% Senior unsecured notes(2)	273,008	284,625	272,598	284,625
5.875% Senior unsecured notes(2)	408,102	415,500	-	-
5.625% Senior unsecured notes(2)	886,475	925,875	884,512	893,250

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

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized discount and premium and certain debt financing costs, as of December 31, 2017 are summarized as follows (in thousands):

2018	$92,807
2019	43,528
2020	61,663
2021	96,184
2022	1,224,536
Thereafter	2,908,704
$4,427,422

8. Retirement and Postretirement Plans

As part of Nexstar’s merger with Media General (See Note 3), Nexstar assumed Media General’s pension and postretirement obligations which were remeasured at fair value on January 17, 2017. As a result, Nexstar now has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees of Media General prior to its merger with Nexstar. Additionally, the Company has a non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives of Media General prior to its merger with Nexstar.  All of these retirement plans are frozen. Nexstar also assumed a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

As of the merger closing date, the projected benefit obligation of the retirement plans was approximately $562.2 million and the plan assets at fair value were approximately $394 million resulting in a liability for retirement plans of $108 million (included in other noncurrent liabilities). In addition, the other postretirement liabilities totaled approximately $22.6 million (included in other noncurrent liabilities).

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans (“OPEB”). The Company recognizes the underfunded status of these plans liabilities on its balance sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized in other comprehensive income and amortized into comprehensive income over a five year term.

Benefit Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations for the period January 17, 2017 to December 31, 2017 (in thousands):

	Pension Benefits	OPEB
Change in benefit obligation:
Benefit obligation at January 17, 2017	$562,197	$22,601
Service cost	-	22
Interest cost	14,981	695
Participant contributions	-	48
Plan settlements	(40,235)	-
Divestiture transfer	(60,032)	-
Actuarial gain	11,301	1,431
Benefit payments	(27,350)	(1,423)
Benefit obligation at end of year	$460,862	$23,374

As of December 31, 2017, the pension benefit obligation includes $404.3 million that is substantially funded by plan assets. These plan assets cover approximately 94% of the benefit obligation.

Upon the consummation of the Media General transaction, approximately $60 million of the benefit obligation related to the Company's retirement plan was transferred to Graham Media Group, Inc., as part of the Media General Divestitures discussed in Note 3.

Unless required, the Company’s policy is to fund benefits under the Media General supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid. As of December 31, 2017, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $56.5 million.

In December 2017, the Company offered terminated vested participants of the legacy Media General Retirement Plan an opportunity to receive a lump sum payout in settlement of their retirement plan liability.  Approximately one third of the roughly 2,200 participants elected to do so, resulting in $39.0 million in payouts from plan assets.  The Company recognized an immediate gain of $1.2 million in 2017 related to this settlement and is included as an offset against pension expense in the Consolidated Statements of Operations and Comprehensive Income.

The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits	OPEB
Discount rate	3.39% to 3.51%	3.30% to 3.53%
Compensation increase rate	-	3.00%

The Company utilizes a spot rate approach for the calculation of interest on its benefit obligations. The Company updated its mortality table assumptions for the improvement scale in 2017. A 5.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017. This rate was assumed to decrease gradually each year to a rate of 4.5% in 2023 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one percentage-point change in the assumed health care trend rates would increase or decrease the Company’s accumulated postretirement benefit obligation by approximately $6.3 million to $5.5 million, respectively, and it would increase or decrease the Company’s net periodic cost by approximately $0.2 million to $0.2 million, respectively.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the for the period January 17, 2017 to December 31, 2017 (in thousands):

	Pension Benefits	OPEB
Change in plan assets:
Fair value of plan assets at beginning of period	$394,526	$-
Actual return on plan assets	49,853	-
Employer contributions	4,661	1,375
Participant contributions	-	48
Plan settlements	(40,235)	-
Benefit payments	(27,350)	(1,423)
Fair value of plan assets at end of year	$381,455	$-

Under the fair value hierarchy, $57.6 million of the Company’s retirement plan assets as of December 31, 2017 fall under Level 1 (quoted prices in active markets). The Company also utilizes common collective trust funds as the remaining investment vehicle for its defined benefit plans.  A Common Collective Trust Fund is a pooled fund operated by a bank or trust company for investment of the assets of various organizations and individuals in a well-diversified portfolio.  Investments in Common Collective Trust Funds are stated at the fair value as determined by the issuer based on the fair value of the underlying investments (Net Asset Value or “NAV”). As of December 31, 2017, $323.8 million of the plan assets were measured at NAV.

The asset allocation for the Company’s funded retirement plans at the end of 2017, and the asset allocation range for 2018, by asset category, are as follows:

	Asset Allocation	Percentage of Plan Assets at Year End
Asset Category	2018	2017
Equity securities	40%	37%
Fixed income securities/cash	60%	62%
Other		1%
Total		100%

As the plan sponsor of the funded retirement plans, the Company’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long-term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities.  A determinant of the plans’ returns is the asset allocation policy. The Company’s investment policy provides ranges (3-23% U.S. large cap equity, 0-13% U.S. small/mid cap equity, 0-19% international/global equity, 0-17% other equity, 50-70% fixed income and 0-10% cash) for the plans’ long-term asset mix. The Company periodically (at least annually) reviews and rebalances the asset mix if necessary. The Company also reviews the plans’ overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global or the addition of other asset classes.

The plans’ investment policy is reviewed frequently and administered by an investment consultant. Periodically, the Company evaluates each investment with the investment consultant to determine if the overall portfolio has performed satisfactorily when compared to the defined objectives, similarly invested portfolios and specific market indices. The policy contains general guidelines for prohibited transactions such as:

•	borrowing of money
•	purchase of securities on margin
•	short sales
•	pledging any securities except loans of securities that are fully-collateralized
•	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

•	purchase or sale of commodities, commodity contracts or illiquid interests in real estate or mortgages
•	purchase of illiquid securities such as private placements
•	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Investments in Common Collective Trust Funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms and periods to be held.  The portfolios offer daily liquidity; however, they request 5 business days’ notice for both withdrawals and redemptions.  Strategies of the Common Collective Trust Funds by major category are as follows:

•

Equity Common Collective Trusts are primarily invested in funds seeking investment results that correspond to the total return performance of their respective benchmarks in both the U.S. and International markets.

•

Fixed Income Common Collective Trusts are primarily invested in funds with an investment objective to provide investment returns through fixed-income and commingled investment vehicles that seek to outperform their respective benchmarks.

•

Real Estate and Real Asset Common Collective Trusts seek to achieve high current return and long-term capital growth by investing in equity securities of real estate investment trusts that seek to outperform their respective benchmarks.

Funded Status

The following table provides a statement of the funded status of the plans at December 31, 2017 (in thousands):

	Pension Benefits	OPEB
Amounts recorded in the balance sheet:
Current liabilities	$(3,714)	$(1,882)
Noncurrent liabilities	(75,693)	(21,492)
Funded status	$(79,407)	$(23,374)

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in thousands):

	Pension Benefits	OPEB
January 17, 2017	$-	$-
Actuarial gain (loss)	9,733	(1,433)
December 31, 2017	$9,733	$(1,433)

The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $44 thousand.  There is no prior service cost or transition obligation recognized in accumulated other comprehensive income.

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the plans by the Company, in thousands. It additionally reflects benefit payments that are made from the plans’ assets as well as those made directly from the Company’s assets, and it includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge including the impact of recent pension funding relief legislation.  Actual amounts could be materially different.

	Pension Benefits	OPEB
Employer Contributions
2018 to participant benefits	$3,714	$1,882
Expected Benefit Payments
2018	$29,163	$1,882
2019	29,904	1,862
2020	29,596	1,839
2021	29,408	1,801
2022	29,155	1,788
2023-2027	142,107	8,271

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for the period January 17, 2017 to December 31, 2017 (in thousands):

	Pension Benefits	OPEB
Service cost	$-	$22
Interest cost	14,981	695
Expected return on plan assets	(27,658)	-
Settlement gain recognized	(1,160)	-
Net periodic benefit cost (benefit)	$(13,837)	$717

The Company anticipates recording an aggregate net periodic benefit of $11.8 million for its pension and other benefits in 2018, as the expected return on plan assets exceeds estimated interest cost. An interest crediting rate of 1.85% was assumed for 2017 to determine net periodic costs for LIN TV’s supplemental retirement plan. This rate is assumed to increase to 2.3% in 2018 and to 3.5% thereafter compounded annually.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits	OPEB
Discount rate	3.87%	3.80%
Expected return on plan assets	7.25%	-
Compensation increase rate	-	3.00%

The reasonableness of the expected return on the funded retirement plan assets was assessed with the assistance of an investment consultant, but all assumptions were reviewed by management. Their proprietary model simulates possible capital market scenarios based on the current economic environment and their capital market assumptions to come up with expected returns for the portfolio based on the current asset allocation.

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of management of the Company. During the years ended December 31, 2017, 2016 and 2015, Nexstar contributed $4.2 million, $1.6 million and $1.3 million, respectively, to the Plans.  The Company also sponsors a Supplemental 401(k) plan as previously described.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, were eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2017 is nominal.

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

Pursuant to Nexstar’s dividend policy, the board of directors declared in 2017, 2016 and 2015 total annual cash dividends of $1.20 per share, $0.96 per share and $0.76 per share, respectively, with respect to the outstanding shares of common stock. The dividends were paid in equal quarterly installments.

On June 12, 2017, Nexstar announced that its Board of Directors had approved an increase in the Company’s share repurchase authorization to repurchase up to an additional $100 million of its Class A common stock. The Board of Directors’ prior authorization in August 2015 to repurchase the Company’s Class A common stock up to $100 million was depleted due to shares repurchased during the second quarter of 2017.  Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. In 2017 and 2015, Nexstar repurchased a total of 1,689,132 shares and 1,010,565 shares, respectively, of Class A common stock for $99.0 million and $48.7 million, respectively, funded by cash on hand. During the years ended December 31, 2017, 2016 and 2015, 680,511 shares, 116,821 shares and 17,000 shares, respectively, of Class A common stock were reissued from treasury in connection with stock option exercises and vesting of restricted stock units.

In connection with the acquisition of Media General, Nexstar issued 15,670,094 shares of Class A common stock and reissued 560,316 shares of Class A common stock from treasury. See Note 3 for additional information.

On February 1, 2018, the board of directors declared a quarterly dividend for 2018 beginning in the first quarter. See Note 18 for additional information.

10. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The compensation cost related to restricted stock units is based on the market price of the stock on the date of the award. The fair value of the stock options and restricted stock units, less estimated forfeitures, is recognized ratably over their respective vesting periods. In 2017, Nexstar granted 1,086,250 restricted stock units and 228,438 stock options. In 2016, Nexstar granted 33,750 restricted stock units and no stock options. In 2015, Nexstar granted 200,000 options and 210,000 restricted stock units.

The assumptions used in calculating the fair values of options granted during the years ended December 31, 2017 and 2015 were as follows:

	2017	2015
Expected volatility	32.4% to 47.7%	86.3%
Risk-free interest rates	0.5% to 2.2%	1.6%
Expected life	0.2 to 7 years	7 years
Dividend yields	1.9%	1.6%
Weighted-average grant date fair value per share	$46.85	$31.45

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

The Company recognized stock-based compensation expense of $24.1 million, $11.4 million and $11.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $56.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.89 years.

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

Under Nexstar’s equity incentive plans, options to purchase 1,960,459 shares of Nexstar’s Class A common stock were outstanding and 1,140,125 restricted stock units were unvested as of December 31, 2017. Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant, vest over a range of four to five years and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date. The restricted stock units vest over a range of two to four years from the date of the award. All unvested restricted stock units are forfeited immediately upon the employee’s termination for any reason other than change of control. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

The following table summarizes stock award activity and related information for all of Nexstar’s Equity Plans for the year ended December 31, 2017:

		Outstanding Options				Non-Vested Options		Restricted Stock Units
				Weighted-
			Weighted-	Average	Aggregate		Weighted-		Weighted-
	Shares		Average	Remaining	Intrinsic		Average		Average
	Available		Exercise	Contractual	Value(1)		Grant-Date	Unvested	Grant-Date
	for Grant	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value	Shares	Fair Value
Balances as of December 31, 2016	2,511,625	2,376,500	$21.56	5.38	99,197	498,750	$31.79	188,000	$46.33
Increase in available for grant associated with the merger (Note 3)	228,452	-	$-			-	$-	-	$-
Replacement stock options granted in connection with the merger (Note 3)	(228,438)	228,438	$16.53			228,438	$46.85	-	$-
Restricted stock units awarded	(1,086,250)	-	$-			-	$-	1,086,250	$63.99
Exercised	-	(621,506)	$13.12			-	$-	-	-
Vested	-	-	$-			(448,924)	$39.17	(62,687)	$46.14
Forfeited/cancelled	94,411	(22,973)	$35.75			(21,389)	$38.28	(71,438)	$60.96
Balances as of December 31, 2017(2)	1,519,800	1,960,459	$23.48	5.06	$107,273	256,875	$31.75	1,140,125	$62.25
Exercisable as of December 31, 2017		1,703,584	$20.02	4.85	$99,113
Fully vested and expected to vest as of December 31, 2017		1,959,185	$23.47	5.06	$107,234

(1)

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $78.20 on December 31, 2017, and the stock option exercise prices multiplied by the number of options outstanding.

(2)

Includes 1,454,938 shares and 56,875 shares available for future grants under the 2015 Plan and the 2012 Plan, respectively. Additionally, 7,987 shares associated with the merger replacement stock options were unused.

For the years ended December 31, 2017, 2016 and 2015, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $34.1 million, $2.3 million and $22.8 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the aggregate fair value of options vested was $17.6 million, $9.0 million and $8.0 million, respectively.

11. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2017	2016	2015
Current tax expense (benefit):
Federal	$190,743	$12,054	$(108)
State	38,499	10,927	5,120
	229,242	22,981	5,012
Deferred tax (benefit) expense:
Federal	(438,281)	53,094	43,772
State	(24,904)	1,497	(97)
	(463,185)	54,591	43,675
Income tax (benefit) expense	$(233,943)	$77,572	$48,687

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% to the income before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2017	2016	2015
Income tax expense at 35% statutory federal rate	$84,476	$59,735	$43,774
State and local taxes, net of federal benefit	10,676	7,697	3,315
Nondeductible compensation	6,375	709	652
Nontaxable proceeds on station divestiture	(9,146)	-	-
Nondeductible earnout payments	-	1,415	-
Nondeductible acquisition costs	3,901	12	251
Nondeductible meals and entertainment	1,546	504	417
Nondeductible goodwill impairment	3,577	5,276	-
Domestic production activities deduction	(11,178)	-	-
Excess tax benefit on stock-based compensation	(8,106)	-	-
Disposition of nondeductible goodwill	3,279	-	-
Impact of federal tax rate reduction	(322,193)	-	-
Change in beginning of year valuation allowance	1,635	-	-
Other	1,215	2,224	278
Income tax (benefit) expense	$(233,943)	$77,572	$48,687

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Although the federal corporate income tax rate reduction is only effective for tax periods beginning after December 31, 2017, ASC 740 requires the Company to remeasure the existing net deferred tax liability in the period of enactment. The Act also provides for immediate expensing of 100% of the costs of qualified property that are incurred and placed in service during the period from September 27, 2017 to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act modifies the executive compensation deduction limitation and imposes possible limitations on the deductibility of interest expense. As a result of these provisions of the Act, the Company’s deduction related to executive compensation and interest expense could be limited in future years. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740, however in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In accordance with SAB 118, the Company has recorded a provisional estimated income tax benefit of $322.2 million for the year ended December 31, 2017 related to the remeasurement of the Company’s net deferred tax liability and other effects of the Act. As a result of the adoption of the Act, the Company remeasured the net deferred tax liability at the reduced federal corporate income tax rate. The remeasurement of the net deferred tax liability reflected in the financial statements is a provisional estimate as we are still analyzing the impact of certain provisions of the Act and refining our calculations which could impact the remeasurement of the net deferred tax liability. The Company also evaluated the future deductibility of executive compensation due to the Act’s elimination of the performance-based compensation exception and the modification of the definition of a covered employee subject to the executive compensation limitation. The Act provided transition relieve for written, binding contracts in place prior to November 2, 2017 related to executive compensation, that have not been modified in any material respect. The Act’s impact on the future deductibility of executive compensation reflected in the financial statements is a provisional estimate as additional guidance is needed to fully determine the impact of these provisions. Additionally, the Company evaluated the state conformity to the Act for states in which the Company operates. The financial statements reflect a provisional estimate related to state conformity to the Act as additional guidance is needed to determine the state impact of certain deduction claimed at the federal level. The Company will recognize any change to the provisional estimates as it refines the accounting for the impact of the Act. The Company expects to complete its analysis of the provisional items during the second half of 2018.

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$51,802	$26,657
Compensation	15,574	14,308
Rent	2,173	3,197
Transaction costs	-	8,238
Pension	28,033	-
Other	12,732	7,348
Total deferred tax assets	110,314	59,748
Valuation allowance for deferred tax assets	(2,155)	-
Total deferred tax assets	108,159	59,748
Deferred tax liabilities:
Property and equipment	(72,423)	(15,882)
Other intangible assets	(312,460)	(35,628)
Goodwill	(31,062)	(35,780)
FCC licenses	(305,293)	(98,494)
Other	(4,854)	(13)
Total deferred tax liabilities	(726,092)	(185,797)
Net deferred tax liabilities	$(617,933)	$(126,049)

As of December 31, 2017, the Company had a valuation allowance related to deferred tax assets of $2.2 million which were not likely to be realized, an increase of $2.2 million from December 31, 2016. During the year ended December 31, 2017, our valuation allowance increased primarily due to the Company’s belief, based upon consideration of the positive and negative evidence, that certain deferred tax assets related to one of the VIEs were not likely to be realized. Additionally, our valuation allowance increased $0.5 million for deferred tax assets acquired in 2017 which the Company believes, based upon consideration of the positive and negative evidence, are not likely to be realized.

As of December 31, 2017, the Company's reserve for uncertain tax positions totaled approximately $23.3 million. For the years ended December 31, 2017, 2016, and 2015 there were $23.3 million, $3.7 million and $3.7 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2017	2016	2015
Uncertain tax position liability at the beginning of the year	$3,677	$3,677	$3,677
Increases resulting from merger transaction	22,605	-	-
Increases related to tax positions taken during the current period	1,847	-	-
Decreases related to tax positions taken during prior periods	(2,440)	-	-
Decreases related to settlements with taxing authorities	(806)	-	-
Decreases related to expiration of statute of limitations	(1,625)	-	-
Uncertain tax position liability at the end of the year	$23,258	$3,677	$3,677

While the Company does not anticipate any significant changes to the amount of liabilities for gross unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax benefit (expense) in the Company’s Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2017, 2016 and 2015, the Company did not accrue interest on the gross unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce net operating loss carryforwards (“NOLs”).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2013. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. Generally, the Company is subject to state tax examination for years after 2013 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $145.9 million and $579.4 million, respectively, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2037 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2017, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable).

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted in 2014 but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to an appeal before the Third Circuit.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments will be filed in the first and second quarters of 2018.  The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017. A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court, and Nexstar has intervened in the litigation in support of the FCC. Nexstar is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan accepted bids to relinquish their spectrum. Of these 11 total stations, eight will share a channel with another station, two will move to a VHF channel and one station went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. As discussed in Note 3, the Company derecognized the spectrum asset and liability to surrender spectrum of this station in the fourth quarter of 2017. The remaining ten stations will be required to cease broadcasting on their current channels (and, if applicable, implement channel sharing arrangements) on various dates through July 22, 2018, with the exception of the stations moving to VHF channels, which must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their existing channels by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.  This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of October 17, 2017, these costs exceeded $1.86 billion (over $100 million more than the amount authorized by Congress), and the FCC has indicated that it expects those costs to rise.  The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned, and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This rule requires the independent third parties with which Nexstar has local service agreements to separately negotiate their retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding. The proceeding remains open.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2017 (in thousands):

2018	$44,263
2019	24,927
2020	11,814
2021	1,243
2022	528
Thereafter	541
$83,316

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through December 2053. Rent expense recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income for such leases was $24.6 million, $12.7 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2017 (in thousands):

2018	$19,395
2019	17,571
2020	15,790
2021	13,070
2022	10,147
Thereafter	44,884
$120,857

Capital Leases

The Company leases certain equipment, tower facilities and other real estate properties under noncancelable lease arrangements. These contracts were accounted for as capital leases and included in property and equipment (See Note 4). The future minimum lease payments under these agreements as of December 31, 2017 are as follows (in thousands):

2018	$1,753
2019	1,766
2020	1,785
2021	1,843
2022	1,803
Thereafter	17,131
26,081
Less: Amount representing interest	8,305
$17,776

Guarantee of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2017, Mission had a maximum commitment of $228.7 million under its senior secured credit facility, of which $225.7 million of debt was outstanding, Marshall had used all its commitment under its senior secured credit facility and had outstanding obligations of $52.6 million, and Shield had also used all of its commitment and had outstanding obligations of $23.8 million. Marshall’s debt is due in June 2018 and is included in the current liabilities in the accompanying December 31, 2017 Consolidated Balance Sheet. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

Collective Bargaining Agreements

As of December 31, 2017, certain technical, production and news employees at 13 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Year Ended December 31, 2017	Broadcast	Other	Consolidated
Net revenue	$2,306,404	$125,562	$2,431,966
Depreciation	85,913	14,745	100,658
Amortization of intangible assets	147,328	12,172	159,500
Income (loss) from operations	708,087	(189,342)	518,745
Goodwill	2,122,935	19,911	2,142,846
Assets	6,723,685	757,962	7,481,647

Year Ended December 31, 2016	Broadcast	Other	Consolidated
Net revenue	$1,040,704	$62,486	$1,103,190
Depreciation	44,313	6,987	51,300
Amortization of intangible assets	33,079	13,493	46,572
Income (loss) from operations	372,496	(85,188)	287,308
Goodwill	449,682	23,622	473,304
Assets	1,811,042	1,155,043	2,966,085

Year ended December 31, 2015	Broadcast	Other	Consolidated
Net revenue	$846,926	$49,451	$896,377
Depreciation	41,053	6,169	47,222
Amortization of intangible assets	35,845	12,630	48,475
Income (loss) from operations	266,919	(60,812)	206,107

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 5.625% Notes, the 6.125% Notes and the 5.875% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (See Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital LLC and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 5.875% Notes (the only registered debt of Nexstar) are fully and unconditionally guaranteed, jointly and severally, by Nexstar, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

Nexstar Broadcasting’s outstanding 5.625% Notes and 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities. The 5.625% Notes and the 6.125% Notes are not registered debt but the indentures governing these notes require consolidating information that presents the guarantor information.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$90,860	$9,524	$15,268	$-	$115,652
Accounts receivable	-	484,096	14,717	64,130	-	562,943
Amounts due from consolidated entities	-	55,417	92,923	-	(148,340)	-
Spectrum asset	-	279,069	-	26,695	-	305,764
Other current assets	-	64,256	2,070	5,533	-	71,859
Total current assets	-	973,698	119,234	111,626	(148,340)	1,056,218
Investments in subsidiaries	617,297	109,354	-	-	(726,651)	-
Amounts due from consolidated entities	970,207	-	-	-	(970,207)	-
Property and equipment, net	-	697,898	18,454	17,861	(75)	734,138
Goodwill	-	1,959,386	33,187	150,273	-	2,142,846
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,476,297	15,841	89,488	-	1,581,626
Other noncurrent assets	-	189,303	2,645	7,233	-	199,181
Total assets	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$54,251	$-	$92,808
Accounts payable	-	24,293	1,090	5,753	-	31,136
Liability to surrender spectrum asset	-	286,740	-	27,347	-	314,087
Amounts due to consolidated entities	-	-	-	148,340	(148,340)	-
Other current liabilities	-	192,827	13,310	26,535	-	232,672
Total current liabilities	-	540,103	16,714	262,226	(148,340)	670,703
Debt	-	4,024,129	223,428	22,095	-	4,269,652
Amounts due to consolidated entities	-	714,408	-	256,010	(970,418)	-
Deferred tax liabilities	-	613,227	-	6,214	-	619,441
Other noncurrent liabilities	-	322,572	7,626	10,343	-	340,541
Total liabilities	-	6,214,439	247,768	556,888	(1,118,758)	5,900,337
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,587,504	807,327	(15,305)	(82,397)	(726,515)	1,570,614
Noncontrolling interests in consolidated variable interest entities	-	-	-	10,696	-	10,696
Total liabilities and stockholders' equity (deficit)	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$75,830	$6,478	$5,372	$-	$87,680
Accounts receivable	-	184,921	12,332	20,805	-	218,058
Amounts due from consolidated entities	-	5,623	80,815	-	(86,438)	-
Other current assets	-	53,762	1,337	2,380	-	57,479
Total current assets	-	320,136	100,962	28,557	(86,438)	363,217
Investments in subsidiaries	256,391	38,259	-	-	(294,650)	-
Amounts due from consolidated entities	-	66,170	-	-	(66,170)	-
Property and equipment, net	-	244,623	19,564	12,041	(75)	276,153
Goodwill	-	380,164	33,187	59,953	-	473,304
FCC licenses	-	468,963	43,102	30,459	-	542,524
Other intangible assets, net	-	258,502	17,922	48,313	-	324,737
Restricted cash	-	901,080	-	-	-	901,080
Other noncurrent assets	-	72,070	11,144	1,856	-	85,070
Total assets	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$19,759	$2,334	$6,000	$-	$28,093
Accounts payable	-	16,234	524	2,996	-	19,754
Amounts due to consolidated entities	-	-	-	86,438	(86,438)	-
Other current liabilities	-	118,049	9,017	14,665	-	141,731
Total current liabilities	-	154,042	11,875	110,099	(86,438)	189,578
Debt	-	2,045,827	221,431	47,068	-	2,314,326
Amounts due to consolidated entities	66,380	-	-	-	(66,380)	-
Deferred tax liabilities	-	118,155	-	13,853	-	132,008
Other noncurrent liabilities	-	33,959	9,832	2,028	-	45,819
Total liabilities	66,380	2,351,983	243,138	173,048	(152,818)	2,681,731
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	190,011	289,290	(21,257)	5,612	(294,515)	169,141
Noncontrolling interest in a consolidated variable interest entity	-	108,694	4,000	2,519	-	115,213
Total liabilities and stockholders' equity (deficit)	$256,391	$2,749,967	$225,881	$181,179	$(447,333)	$2,966,085

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$2,160,330	$70,592	$201,044	$-	$2,431,966
Revenue between consolidated entities	-	71,434	36,580	38,272	(146,286)	-
Net revenue	-	2,231,764	107,172	239,316	(146,286)	2,431,966
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	793,606	35,820	167,690	(3,711)	993,405
Selling, general, and administrative expenses, excluding depreciation and amortization	-	569,194	4,168	43,423	(24,799)	591,986
Local service agreement fees between consolidated entities	-	51,859	35,500	30,417	(117,776)	-
Amortization of broadcast rights	-	92,888	5,645	6,870	-	105,403
Amortization of intangible assets	-	137,808	2,422	19,270	-	159,500
Depreciation	-	91,791	2,342	6,525	-	100,658
Goodwill and intangible assets impairment		-	-	19,985	-	19,985
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	1,679,430	85,897	294,180	(146,286)	1,913,221
Income (loss) from operations	-	552,334	21,275	(54,864)	-	518,745
Interest expense, net	-	(226,853)	(10,135)	(4,207)	-	(241,195)
Loss on extinguishment of debt	-	(32,523)	(2,133)	(226)	-	(34,882)
Other expenses	-	(1,284)	-	-	-	(1,284)
Equity in income of subsidiaries	471,363	-	-	-	(471,363)	-
Income (loss) before income taxes	471,363	291,674	9,007	(59,297)	(471,363)	241,384
Income tax benefit (expense)	-	219,460	(3,400)	17,883	-	233,943
Net income (loss)	471,363	511,134	5,607	(41,414)	(471,363)	475,327
Net income attributable to noncontrolling interests	-	-	-	(330)	-	(330)
Net income (loss) attributable to Nexstar Media Group, Inc.	$471,363	$511,134	$5,607	$(41,744)	$(471,363)	$474,997

Net Income (loss)	$471,363	$511,134	$5,607	$(41,414)	$(471,363)	$475,327
Other comprehensive income:
Change in unrecognized amounts included in pension and postretirement obligations, net of tax of $2,160	-	6,140	-	-	-	6,140
Total comprehensive income	471,363	517,274	5,607	(41,414)	(471,363)	481,467
Comprehensive income attributable to noncontrolling interests	-	-	-	(330)	-	(330)
Comprehensive income attributable to Nexstar Media Group, Inc.	$471,363	$517,274	$5,607	$(41,744)	$(471,363)	$481,137

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$939,333	$61,402	$102,455	$-	$1,103,190
Revenue between consolidated entities	-	34,436	42,930	11,942	(89,308)	-
Net revenue	-	973,769	104,332	114,397	(89,308)	1,103,190
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	284,866	30,278	67,067	(214)	381,997
Selling, general, and administrative expenses, excluding depreciation and amortization	-	246,698	3,611	18,822	(5,525)	263,606
Local service agreement fees between consolidated entities	-	49,202	18,000	16,367	(83,569)	-
Amortization of broadcast rights	-	47,990	5,567	3,588	-	57,145
Amortization of intangible assets	-	27,394	2,544	16,634	-	46,572
Depreciation	-	45,173	2,400	3,727	-	51,300
Goodwill impairment		186	-	15,076	-	15,262
Total operating expenses	-	701,509	62,400	141,281	(89,308)	815,882
Income (loss) from operations	-	272,260	41,932	(26,884)	-	287,308
Interest expense, net	-	(104,231)	(10,251)	(1,599)	-	(116,081)
Other expenses	-	(555)	-	-	-	(555)
Equity in income of subsidiaries	72,193	-	-	-	(72,193)	-
Income (loss) before income taxes	72,193	167,474	31,681	(28,483)	(72,193)	170,672
Income tax (expense) benefit	-	(69,149)	(12,337)	3,914	-	(77,572)
Net income (loss)	72,193	98,325	19,344	(24,569)	(72,193)	93,100
Net income attributable to noncontrolling interests	-	-	-	(1,563)	-	(1,563)
Net income (loss) attributable to Nexstar Media Group, Inc.	72,193	98,325	19,344	(26,132)	(72,193)	91,537
Comprehensive income attributable to Nexstar Media Group, Inc.	$72,193	$98,325	$19,344	$(26,132)	$(72,193)	$91,537

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$759,694	$51,132	$85,551	$-	$896,377
Revenue between consolidated entities	-	25,854	37,135	11,997	(74,986)	-
Net revenue	-	785,548	88,267	97,548	(74,986)	896,377
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	233,530	24,667	44,064	(4)	302,257
Selling, general, and administrative expenses, excluding depreciation and amortization	-	213,415	3,605	19,591	(4,131)	232,480
Local service agreement fees between consolidated entities	-	44,997	9,780	16,074	(70,851)	-
Amortization of broadcast rights	-	49,044	5,766	5,026	-	59,836
Amortization of intangible assets	-	29,312	2,540	16,623	-	48,475
Depreciation	-	41,833	2,435	2,954	-	47,222
Total operating expenses	-	612,131	48,793	104,332	(74,986)	690,270
Income (loss) from operations	-	173,417	39,474	(6,784)	-	206,107
Interest expense	-	(69,649)	(9,325)	(1,546)	-	(80,520)
Other expenses	-	(517)	-	-	-	(517)
Equity in income of subsidiaries	59,256	-	-	-	(59,256)	-
Income (loss) before income taxes	59,256	103,251	30,149	(8,330)	(59,256)	125,070
Income tax (expense) benefit	-	(39,851)	(12,172)	3,336	-	(48,687)
Net income (loss)	59,256	63,400	17,977	(4,994)	(59,256)	76,383
Net loss attributable to noncontrolling interests	-	-	-	1,301	-	1,301
Net income (loss) attributable to Nexstar Media Group, Inc.	59,256	63,400	17,977	(3,693)	(59,256)	77,684
Comprehensive income attributable to Nexstar Media Group, Inc.	$59,256	$63,400	$17,977	$(3,693)	$(59,256)	$77,684

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$106,118	$4,692	$25,911	$-	$136,721

Cash flows from investing activities:
Purchases of property and equipment	-	(62,056)	(700)	(9,705)	-	(72,461)
Deposits and payments for acquisitions	-	(2,974,454)	(800)	-	-	(2,975,254)
Proceeds from sale of stations	-	481,946	-	-	-	481,946
Proceeds received to relinquish spectrum	-	478,608	-	-	-	478,608
Other investing activities	-	24,587	100	402	-	25,089
Net cash used in investing activities	-	(2,051,369)	(1,400)	(9,303)	-	(2,062,072)

Cash flows from financing activities:
Proceeds from long-term debt	-	4,149,575	230,609	53,797	-	4,433,981
Repayments of long-term debt	-	(1,640,088)	(227,051)	(55,190)	-	(1,922,329)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Payments for debt financing costs	-	(48,235)	(3,804)	-	-	(52,039)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Payments for contingent consideration	-	(258,647)		(5,000)	-	(263,647)
Common stock dividends paid	(55,892)	-	-	-	-	(55,892)
Purchase of treasury stock	(99,008)	-	-	-	-	(99,008)
Inter-company payments	150,844	(150,844)	-	-	-	-
Other financing activities	4,056	(6,529)	-	(319)	-	(2,792)
Net cash provided by (used in) financing activities	-	1,960,281	(246)	(6,712)	-	1,953,323
Net increase in cash and cash equivalents	-	15,030	3,046	9,896	-	27,972
Cash and cash equivalents at beginning of period	-	75,830	6,478	5,372	-	87,680
Cash and cash equivalents at end of period	$-	$90,860	$9,524	$15,268	$-	$115,652

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$251,736	$5,370	$4,411	$-	$261,517

Cash flows from investing activities:
Purchases of property and equipment	-	(28,326)	(241)	(3,303)	-	(31,870)
Deposits and payments for acquisitions	-	(103,970)	-	-	-	(103,970)
Other investing activities	-	(4,345)	-	-	-	(4,345)
Net cash used in investing activities	-	(136,641)	(241)	(3,303)	-	(140,185)

Cash flows from financing activities:
Proceeds from long-term debt	-	58,000	-	-	-	58,000
Repayments of long-term debt	-	(73,155)	(2,335)	(4,650)	-	(80,140)
Common stock dividends paid	(29,445)	-	-	-		(29,445)
Payments for debt financing costs	-	(20,024)	(683)	-	-	(20,707)
Inter-company payments	28,220	(28,220)	-	-	-	-
Other financing activities	1,225	(3,358)	-	(2,643)	-	(4,776)
Net cash used in financing activities	-	(66,757)	(3,018)	(7,293)	-	(77,068)
Net (decrease) increase in cash and cash equivalents	-	48,338	2,111	(6,185)	-	44,264
Cash and cash equivalents at beginning of period	-	27,492	4,367	11,557	-	43,416
Cash and cash equivalents at end of period	$-	$75,830	$6,478	$5,372	$-	$87,680

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$171,518	$10,931	$22,859	$-	$205,308

Cash flows from investing activities:
Purchases of property and equipment	-	(26,636)	(258)	(2,303)	176	(29,021)
Deposits and payments for acquisitions	-	(510,701)	-	(8,548)	43,300	(475,949)
Proceeds from sale of a station	-	70,305	-	-	(43,300)	27,005
Other investing activities	-	3,450	150	200	(176)	3,624
Net cash used in investing activities	-	(463,582)	(108)	(10,651)	-	(474,341)

Cash flows from financing activities:
Proceeds from long-term debt	-	419,950	-	2,000	-	421,950
Repayments of long-term debt	-	(155,653)	(7,337)	(3,300)	-	(166,290)
Common stock dividends paid	(23,686)	-	-	-	-	(23,686)
Purchase of treasury stock	(48,660)	-	-	-	-	(48,660)
Inter-company payments	68,989	(68,989)	-	-	-	-
Other financing activities	3,357	(6,224)	(8)	98	-	(2,777)
Net cash provided by financing activities	-	189,084	(7,345)	(1,202)	-	180,537
Net increase (decrease) in cash and cash equivalents	-	(102,980)	3,478	11,006	-	(88,496)
Cash and cash equivalents at beginning of period	-	130,472	889	551	-	131,912
Cash and cash equivalents at end of period	$-	$27,492	$4,367	$11,557	$-	$43,416

16. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(in thousands, except per share amounts)
Net revenue	$540,317	$626,115	$611,870	653,664
Income from operations	110,151	138,685	129,072	140,837
(Loss) income before income taxes	(997)	80,777	74,085	87,519
Net income attributable to Nexstar	6,049	43,992	46,475	378,481
Basic net income per common share	$0.14	$0.94	$1.01	$8.27
Basic weighted average shares outstanding	44,200	46,931	46,107	45,754
Diluted net income per common share	$0.13	$0.91	$0.98	$8.03
Diluted weighted average shares outstanding	45,419	48,195	47,452	47,149

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except per share amounts)
Net revenue	$255,658	$261,994	$275,659	$309,879
Income from operations	57,929	64,007	72,897	92,475
Income before income taxes	37,139	43,283	43,149	47,101
Net income attributable to Nexstar	21,727	24,529	24,799	20,482
Basic net income per common share	$0.71	$0.80	$0.81	$0.67
Basic weighted average shares outstanding	30,658	30,680	30,695	30,713
Diluted net income per common share	$0.69	$0.78	$0.78	$0.64
Diluted weighted average shares outstanding	31,538	31,620	31,698	31,798

17. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2017	$5,805	$10,263	$(2,710)	$13,358
Year Ended December 31, 2016	5,369	4,160	(3,724)	5,805
Year Ended December 31, 2015	3,002	3,443	(1,076)	5,369

(1)	Uncollectible accounts written off, net of recoveries.

18. Subsequent Events

On January 16, 2018, Nexstar completed its previously announced acquisition of the outstanding equity of LKQD for an initial cash purchase price of $90.0 million, subject to working capital and other adjustments, funded by a combination of cash on hand and borrowing from our revolving credit facility of $44.0 million. Additionally, the sellers could receive up to a maximum of $35.0 million in cash payments if certain performance targets are met during the calendar year 2019. See Note 3 for additional information.

On February 1, 2018, Nexstar’s Board of Directors declared a quarterly dividend of $0.375 per share of its Class A common stock. The dividend was payable on March 2, 2018 to stockholders of record on February 16, 2018.

On February 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B, funded by cash on hand.

On February 16, 2018, Nexstar repaid $20.0 million of the outstanding principal balance under its revolving credit facility, funded by cash on hand.