Form 10-Q
period 2018-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2018-05-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 9, 2018, the registrant had 45,734,486 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$109,121	$115,652
Accounts receivable, net of allowance for doubtful accounts of $13,830 and $13,358, respectively	542,725	562,943
Spectrum asset	305,773	305,764
Prepaid expenses and other current assets	44,010	71,859
Total current assets	1,001,629	1,056,218
Property and equipment, net	725,273	734,138
Goodwill	2,183,998	2,142,846
FCC licenses	1,767,638	1,767,638
Other intangible assets, net	1,592,617	1,581,626
Other noncurrent assets, net	186,468	199,181
Total assets(1)	$7,457,623	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$92,174	$92,808
Current portion of broadcast rights payable	6,843	16,659
Accounts payable	80,819	31,136
Accrued expenses	145,367	159,281
Interest payable	29,204	39,563
Liability to surrender spectrum asset	314,087	314,087
Other current liabilities	16,661	17,169
Total current liabilities	685,155	670,703
Debt	4,243,161	4,269,652
Deferred tax liabilities	627,459	619,441
Other noncurrent liabilities	320,344	340,541
Total liabilities(1)	5,876,119	5,900,337
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2018 and December 31, 2017	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,734,486 shares outstanding as of March 31, 2018 and 47,291,463 shares issued, 45,966,414 shares outstanding as of December 31, 2017	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2018 and December 31, 2017	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	1,331,683	1,342,541
Accumulated other comprehensive income	6,140	6,140
Retained earnings	330,357	299,523
Treasury stock - at cost; 1,556,977 and 1,325,049 shares at March 31, 2018 and December 31, 2017, respectively	(97,290)	(78,063)
Total Nexstar Media Group, Inc. stockholders' equity	1,571,363	1,570,614
Noncontrolling interests in consolidated variable interest entities	10,141	10,696
Total stockholders' equity	1,581,504	1,581,310
Total liabilities and stockholders' equity	$7,457,623	$7,481,647

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of March 31, 2018 and December 31, 2017 include certain assets held by consolidated variable interest entities (“VIEs”) of $408.4 million and $426.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of March 31, 2018 and  December 31, 2017 include certain liabilities of consolidated VIEs of  $69.8 million and $81.8 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenue	$615,336	$540,317
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	278,963	218,729
Selling, general, and administrative expenses, excluding depreciation and amortization	141,905	176,933
Amortization of broadcast rights	16,100	24,467
Amortization of intangible assets	36,302	48,158
Depreciation	25,814	22,226
Reimbursement from the FCC related to station repack	(1,364)	-
Gain on disposal of stations, net	-	(57,716)
Total operating expenses	497,720	432,797
Income from operations	117,616	107,520
Interest expense, net	(54,589)	(79,237)
Loss on extinguishment of debt	(1,005)	(31,804)
Pension and other postretirement plans credit, net	2,950	2,631
Other income (expenses)	(127)	(107)
Income (loss) before income taxes	64,845	(997)
Income tax (expense) benefit	(17,504)	5,941
Net income	47,341	4,944
Net loss attributable to noncontrolling interests	781	1,105
Net income attributable to Nexstar Media Group, Inc.	$48,122	$6,049

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$1.04	$0.14
Diluted	$1.01	$0.13

Weighted average number of common shares outstanding:
Basic	46,075	44,200
Diluted	47,685	45,419

Dividends declared per common share	$0.375	$0.30

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(501,920)	(33,820)	-	(33,820)
Stock-based compensation expense	-	-	6,400	-	-	-	-	-	6,400
Vesting of restricted stock units and exercise of stock options	-	-	(17,258)	-	-	269,992	14,593	-	(2,665)
Common stock dividends declared	-	-	-	(17,288)	-	-	-	-	(17,288)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Net income (loss)	-	-	-	48,122	-	-	-	(781)	47,341
Balances as of March 31, 2018	47,291,463	$473	$1,331,683	$330,357	$6,140	(1,556,977)	$(97,290)	$10,141	$1,581,504

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$47,341	$4,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	3,294	1,542
Amortization of broadcast rights, excluding barter	16,100	14,236
Depreciation of property and equipment	25,814	22,226
Amortization of intangible assets	36,302	48,158
Gain on asset disposal, net	(59)	(57,622)
Amortization of debt financing costs and debt discounts	2,626	2,690
Loss on extinguishment of debt	1,005	31,804
Stock-based compensation expense	6,400	4,810
Deferred income taxes	184	(16,567)
Payments for broadcast rights	(16,249)	(13,335)
Payments for contingent consideration in connection with an acquisition	-	(4,044)
Other noncash credits, net	(404)	(431)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	42,949	7,273
Prepaid expenses and other current assets	(1,243)	9,103
Other noncurrent assets	(1,567)	(1,851)
Accounts payable, accrued expenses and other current liabilities	12,887	(61,270)
Taxes payable	18,547	(944)
Interest payable	(10,359)	(32,580)
Other noncurrent liabilities	(4,203)	(5,927)
Net cash provided by (used in) operating activities	179,365	(47,785)
Cash flows from investing activities:
Purchases of property and equipment	(21,092)	(13,914)
Payments for acquisitions, net of cash acquired	(82,790)	(2,971,194)
Proceeds from sale of stations	-	481,944
Proceeds from disposals of property and equipment	2,847	404
Net cash used in investing activities	(101,035)	(2,502,760)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	44,000	3,081,861
Repayments of long-term debt	(74,579)	(1,320,799)
Premium paid on debt extinguishment	-	(18,050)
Payments for debt financing costs	-	(51,357)
Contribution from (distributions to) a noncontrolling interest, net	226	(243)
Purchase of treasury stock	(33,820)	-
Proceeds from exercise of stock options	1,878	2,841
Common stock dividends paid	(17,288)	(14,106)
Purchase of noncontrolling interests	-	(66,901)
Payments for contingent consideration in connection with an acquisition	-	(956)
Cash paid for shares withheld for taxes	(4,543)	(3,858)
Payments for capital lease obligations	(735)	(474)
Net cash (used in) provided by financing activities	(84,861)	1,607,958
Net decrease in cash, cash equivalents and restricted cash	(6,531)	(942,587)
Cash, cash equivalents and restricted cash at beginning of period	115,652	1,015,479
Cash, cash equivalents and restricted cash at end of period	$109,121	$72,892
Supplemental information:
Interest paid	$62,322	$100,552
(Income tax refund, net of taxes paid) income taxes paid, net of refunds	$(1,225)	$3,605
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4,080	$2,438
Noncash purchases of property and equipment	$-	$19
Debt assumed in connection with a merger	$-	$434,269
Issuance/reissuance of Class A Common Stock in connection with a merger	$-	$1,031,485
Stock option replacement awards in connection with a merger	$-	$10,702
Contingent consideration payable in connection with a merger	$-	$264,965

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2018, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 169 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV, and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned and/or operated by independent third parties.

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

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	March 31, 2018	December 31, 2017
Current assets
Spectrum asset	$26,695	$26,695
Other current assets	18,839	22,038
Total current assets	45,534	48,733
Property and equipment, net	7,264	7,517
Goodwill	121,601	130,362
FCC licenses	151,808	151,808
Other intangible assets, net	80,252	81,916
Other noncurrent assets, net	1,937	6,543
Total assets	408,396	426,879

Current Liabilities
Liability to surrender spectrum asset	$27,347	$27,347
Other current liabilities	17,214	24,146
Total current liabilities	44,561	51,493
Noncurrent liabilities	25,256	30,339
Total liabilities	$69,817	$81,832

Liquidity

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Consolidated VIEs

Nexstar consolidates entities in which Nexstar is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities (see Note 7), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall Broadcasting Group, Inc. (“Marshall”), which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations, subject to Federal Communications Commission (“FCC”) consent.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2018 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission Broadcasting, Inc. (“Mission”)	WFXP, KHMT and KFQX
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting, Inc. (“54 Broadcasting”)	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	White Knight Broadcasting (“White Knight”)	WVLA, KFXK, KSHV
	Shield Media, LLC (“Shield”)	WXXA and WLAJ
	Vaughan Media, LLC (“Vaughan”)	WBDT, WYTV and KTKA
SSA Only	Marshall	KLJB, KPEJ and KMSS
	Tamer Media, LLC (“Tamer”)	KWBQ, KASY and KRWB

Nexstar’s ability to receive cash from its VIEs is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, each VIE maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$11,515	$17,180
Accounts receivable, net	23,611	24,407
Spectrum asset	26,695	26,695
Prepaid expenses and other current assets	3,795	6,762
Total current assets	65,616	75,044
Property and equipment, net	25,359	25,971
Goodwill	154,788	163,549
FCC licenses	151,808	151,808
Other intangible assets, net	95,549	97,757
Other noncurrent assets, net	5,099	9,443
Total assets	$498,219	$523,572

Current liabilities:
Current portion of debt	$55,931	$56,565
Interest payable	1,123	994
Liability to surrender spectrum asset	27,347	27,347
Other current liabilities	17,214	24,146
Total current liabilities	101,615	109,052
Debt	245,073	245,523
Other noncurrent liabilities	25,256	30,594
Total liabilities	$371,944	$385,169

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

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. Under the local service agreement for WYZZ, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of Cunningham from and against all liability and claims arising out of or resulting from Nexstar’s activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham.

Revenue Recognition

As discussed in Recent Accounting Pronouncements below, the Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

The Company’s revenue is primarily derived from the sale of advertising and the compensation received from cable, satellite and other multichannel video programming distributors (“MVPDs”) in its markets in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes advertising revenue, retransmission compensation, digital revenue and other broadcast related revenues. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

The stations’ advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. Advertising revenue is recognized, for the amount the Company is entitled to receive, when the advertisements are broadcast on its stations (local, national and political revenue) or delivered on the stations’ websites (digital revenue).

The Company’s retransmission consent agreements with MVPDs generally have a three-year term and provides revenue based on the number of subscribers. Under ASC 606, these revenues are considered arising from the licenses of intellectual property. As such, the Company applies the exception for sales- or usage- based royalty for the accounting of variable consideration and recognizes revenue when the underlying usage occurs. Retransmission compensation is recognized as the content is transferred to the MVPDs and is based on a price per subscriber. The MVPDs report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag is not significant.

Revenue from the Company’s other digital businesses includes revenue from digital publishing and content management platforms, digital video advertising platform, social media advertising platform and related services. Revenue is recognized at the time advertising is delivered or upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to our customers. Most of the arrangements with customers are short-term in nature.

The Company trades certain advertising time for various goods and services. These transactions are short-term in nature and are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $2.8 million and $2.2 million of trade revenue during the three months ended March 31, 2018 and 2017, respectively.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended March 31, 2017, barter revenue and barter expense were $10.2 million and $10.2 million, respectively. The barter expense was included in amortization of broadcast rights in the accompanying Condensed Consolidated Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $9.7 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $12.5 million. As of January 1, 2018, the barter assets and the barter liabilities were netted down upon the adoption of ASC 606.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue and barter expense would have been $11.0 million and $11.0 million, respectively, during the three months ended March 31, 2018. In addition, the current barter assets (and the related current barter liabilities) would have been $8.2 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $10.6 million as of March 31, 2018.

The Company elected to utilize the practical expedient around costs incurred to obtain a contract for television advertising and digital advertising due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

The Company did not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, (ii) contracts for which the sales- or usage- based royalty exception was applied, or (ii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.

See Note 9 for additional disclosures on revenue from contracts with customers.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature.

See Note 3 for fair value disclosures of contingent consideration in connection with the acquisition of Likqid Media Inc. (“LKQD”). See Note 7 for fair value disclosures related to the Company’s debt.

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

As discussed under Recent Accounting Pronouncements, as of January 1, 2018 the Company adopted ASU No. 2017-07 which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present such current-service-costs in the same income statement line item as other compensation costs for services rendered by the pertinent employees during the period and (2) present the other components in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company had no service costs during the three months ended March 31, 2018 and 2017. In accordance with this adoption, the net periodic benefit cost, which consists of interest costs and expected return on plan assets, is disclosed on a separate line below income from operations in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended
	March 31,
	2018	2017
Weighted average shares outstanding - basic	46,075	44,200
Dilutive effect of equity incentive plan instruments	1,610	1,219
Weighted average shares outstanding - diluted	47,685	45,419

Stock options and restricted stock units to acquire a weighted average of 76,000 shares and 550,000 shares for the three months ended March 31, 2018 and 2017, respectively, of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. Upon adoption of this standard, the cumulative adjustment to the Company’s retained earnings as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material. See Revenue Recognition above for the Company’s updated accounting policy and Note 9 for expanded disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (ASU 2016-15). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted Nexstar’s previous financing activity classification of payments for contingent consideration related to an acquisition of $5.0 million in the Condensed Consolidated Statement of Cash Flows during the three months ended March 31, 2017. The payment was not made soon after the consummation of a business combination and includes $4.0 million more than the acquisition date fair value of the contingent consideration liability. Under ASU 2016-15, this portion of the transaction should be classified as an operating activity in the Condensed Consolidated Statement of Cash Flows. As such, the amount previously reported as net cash used in operating activities was increased by $4.0 million and the amount previously reported as net cash used in financing activities were decreased by $4.0 million.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (ASU 2016-18), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted the release of a restricted escrow deposit into Nexstar’s operating cash during the three months ended March 31, 2017. In July 2016, Nexstar issued its $900 million 5.625% Senior Unsecured Notes (the “5.625% Notes”) at par, the gross proceeds of which were directly deposited into a restricted escrow account. Interest on these notes is payable semiannually but Nexstar was required to pre-fund interest on such notes monthly from July 2016 to December 2016, all of which was also deposited in the restricted escrow account. As of December 31, 2016, the restricted escrow account had a balance of $927.8 million. In January 2017, Nexstar completed its merger with Media General, Inc. (“Media General”). As a result, the funds previously deposited in the restricted escrow account, including the pre-funded interests, were released to Nexstar’s operating cash. On February 1, 2017, Nexstar paid the first interest due to the lenders of the 5.625% Notes of $25.9 million. During the three months ended March 31, 2017, Nexstar previously classified the effects of these transactions in its Condensed Consolidated Statement of Cash Flows as follows: (i) $21.6 million source of cash from operating activities, under change in prepaid expenses and other current assets line item, (ii) $5.1 million source of cash from investing activities, (iii) $900.0 million source of cash from financing activities, under proceeds from long-term debt line item, (iv) $1.1 million source of cash from operating activities under change in other noncurrent assets line item, and (v) no cash flow reported in 2017 for the payment of interest on the 5.625% Notes as the cash flow impact was reported in 2016, when the pre-funding was made. Under ASU 2016-18, transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of an entity’s operating, investing, and financing activities, and details of those transfers are not reported as cash flow activities in the statement of cash flows. As such, the previous classification in the Condensed Consolidated Statement of Cash Flows related to these transactions was reversed, resulting in an increase in net cash used in operating activities of $22.7 million, an increase in net cash used in investing activities of $5.1 million and a decrease in net cash provided by financing activities of $900.0 million during the three months ended March 31, 2017. Additionally, the cash, cash equivalents and restricted cash at the beginning of the period in 2017 increased by $927.8 million and the supplemental cash flow information for interest paid increased by $25.9 million in 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. Accordingly, net periodic benefit, net of service costs, of $2.8 million for the three months ended March 31, 2017 were adjusted out of selling, general, and administrative expenses and separately stated below income from operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 in accumulated other comprehensive income to retained earnings. The adjustment relates to the change in the U.S. corporate income tax rate. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02, Leases (Topic 842). ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

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

3.  Acquisitions

On January 16, 2018, Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of LKQD, a video advertising infrastructure company, for $96.9 million. In January 2018, $94.0 million of the purchase price was paid, funded by a combination of borrowing under the revolving credit facility portion of Nexstar’s senior secured credit facility (Note 7) and cash on hand. The remaining $2.9 million (working capital adjustment) is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018. On April 27, 2018, Nexstar Digital paid the remaining amount of $2.9 million to the former owners.

The sellers are also entitled to receive up to $35.0 million in additional cash payments if a certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital on the date of payment (the “Earnout Payments”). The Earnout Payments are considered compensation to employees for their services and will be incurred from the acquisition date through December 31, 2019. As of March 31, 2018, Nexstar Digital accrued $0.6 million, representing the portion of the estimated fair value of the Earnout Payments that is incurred. The estimated fair value of the Earnout Payments was determined by applying a weighted probability of potential outcomes to the maximum possible payout of $35.0 million. The calculation of these potential outcomes is dependent on past financial performance, management assumptions about future performance and industry trends and any changes to these assumptions could impact the final settlement. This fair value measurement is considered Level 3 as significant inputs are unobservable to the market.

The acquisition of LKQD broadens and diversifies Nexstar Digital’s portfolio with technologies that are complementary to its current offerings of digital solutions and services for media publishers, and multi-platform marketing solutions for local and national advertisers. Transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred during the three months ended March 31, 2018.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash and cash equivalents	$11,166
Accounts receivable	25,956
Property and equipment	210
Other intangible assets	45,321
Goodwill	41,152
Total assets acquired and consolidated	123,805
Less: Accounts payable and accrued expenses	(18,815)
Less: Taxes payable	(1,255)
Less: Deferred tax liabilities	(6,828)
Net assets acquired and consolidated	$96,907

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The goodwill and other intangible assets are not deductible for tax purposes. Other intangible assets are amortized over an estimated weighted average useful life of approximately three years.

LKQD’s net revenue of $7.0 million and operating income of $2.4 million from the date of acquisition to March 31, 2018 have been included in the accompanying Condensed Consolidated Statements of Operations.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2018			December 31, 2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,971,170	$(490,375)	$1,480,795	$1,971,170	$(461,345)	$1,509,825
Other definite-lived intangible assets	1-20	$240,382	$(128,560)	111,822	193,089	(121,288)	71,801
Other intangible assets		$2,211,552	$(618,935)	$1,592,617	$2,164,259	$(582,633)	$1,581,626

The increase in other definite-lived intangible assets pertains to the acquisition of LKQD (See Note 3).

The following table presents the Company’s estimate of amortization expense for the remainder of 2018, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2018 (in thousands):

Remainder of 2018	$108,458
2019	138,226
2020	129,737
2021	118,694
2022	113,295
2023	112,020
Thereafter	872,187
$1,592,617

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2017	$2,212,755	$(69,909)	$2,142,846	$1,815,048	$(47,410)	$1,767,638
Acquisitions (See Note 3)	41,152	-	41,152	-	-	-
Balances as of March 31, 2018	$2,253,907	$(69,909)	$2,183,998	$1,815,048	$(47,410)	$1,767,638

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2018, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Compensation and related taxes	$42,303	$44,775
Network affiliation fees	49,494	68,197
Other	53,570	46,309
	$145,367	$159,281

6.  Retirement and Postretirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees. Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. The Company also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Nexstar recognizes the underfunded status of these plan liabilities on its Condensed Consolidated Balance Sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans (in thousands):

	Three Months Ended
	March 31, 2018
	Pension Benefits	Other Benefits
Interest cost	$3,350	$150
Expected return on plan assets	(6,450)	-
Net periodic benefit (income) cost	$(3,100)	$150

	Three Months Ended
	March 31, 2017
	Pension Benefits	Other Benefits
Interest cost	$3,261	$130
Expected return on plan assets	(6,022)	-
Net periodic benefit (income) cost	$(2,761)	$130

The Company has no required contributions to its qualified retirement plan in 2018. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $6 million in 2018.

7.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Term loans, net of financing costs and discount of $54,146 and $57,547, respectively	$2,744,697	$2,791,875
Revolving loans	23,000	3,000
6.125% Senior unsecured notes due 2022, net of financing costs of $1,885 and $1,992, respectively	273,115	273,008
5.875% Senior unsecured notes due 2022, plus premium of $7,624	407,624	408,102
5.625% Senior unsecured notes due 2024, net of financing costs of $13,101 and $13,525, respectively	886,899	886,475
	4,335,335	4,362,460
Less: current portion	(92,174)	(92,808)
	$4,243,161	$4,269,652

2018 Transactions

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to partially fund the acquisition of LKQD (See Note 3). In February and March 2018, Nexstar partially repaid the outstanding principal balance under its revolving loan with payments of $20.0 million and $4.0 million, respectively.

During the three months ended March 31, 2018, Nexstar prepaid a total of $40.0 million in principal balance under its Term Loan B, funded by cash on hand. This resulted in a loss on extinguishment of debt of $1.0 million, representing write-off of unamortized debt financing costs and discounts.

Through March 31, 2018, the Company repaid scheduled maturities of $10.6 million of its term loans.

Unused Commitments and Borrowing Availability

The Company had $152.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2018, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital, a wholly-owned subsidiary of Nexstar, are guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.125% senior secured notes due 2022 (“6.125% Notes”) and the 5.625% Notes but does not guarantee Nexstar’s 5.875% Senior Notes due 2022 (the “5.875% Notes”). Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2018, the Company was in compliance with this financial covenant.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,744,697	$2,786,410	$2,791,875	$2,852,199
Revolving loans(1)	23,000	22,661	3,000	2,985
6.125% Senior unsecured notes(2)	273,115	283,250	273,008	284,625
5.875% Senior unsecured notes(2)	407,624	412,500	408,102	415,500
5.625% Senior unsecured notes(2)	886,899	892,125	886,475	925,875

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

8.  Common Stock

On June 12, 2017, Nexstar’s Board of Directors approved an increase in Nexstar’s share repurchase authorization to repurchase up to an additional $100 million of its Class A common stock. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice. During the three months ended March 31, 2018, Nexstar repurchased a total of 501,920 shares of Class A common stock for $33.8 million, funded by cash on hand. As of March 31, 2018, the remaining available amount under the share repurchase authorization was $18.6 million.

9.  Revenue

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, the cumulative adjustment to the Company’s retained earnings as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following are additional disclosures about the Company’s revenue under ASC 606.

Contract Balance

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract liabilities, which are reflected in our Consolidated Financial Statements as accrued expenses and other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs (deferred revenue). The Company’s performance obligations related to contract liabilities of $5.4 million as of January 1, 2018 were recognized as revenue during the first quarter of 2018. The Company’s performance obligations related to contract liabilities of $5.4 million as of March 31, 2018 are expected to be recognized as revenue in the second quarter of 2018.

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for first quarter 2018 under ASC 606. First quarter 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

Three Months Ended March 31, 2018	Broadcast	Other	Consolidated
Local	$193,268	$-	$193,268
National	67,045	-	67,045
Political	9,266	-	9,266
Retransmission compensation	275,941	-	275,941
Digital	24,468	38,336	62,804
Other	4,154	15	4,169
Trade revenue	2,843	-	2,843
Total revenue	$576,985	$38,351	$615,336

Three Months Ended March 31, 2017	Broadcast	Other	Consolidated
Local	$178,476	$-	$178,476
National	65,982	-	65,982
Political	1,696	-	1,696
Retransmission compensation	231,895	-	231,895
Digital	16,949	28,416	45,365
Other	3,727	734	4,461
Trade and barter revenue	12,442	-	12,442
Total revenue	$511,167	$29,150	$540,317

The Company is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services in medium-sized markets in the United States.

Advertising revenue (local, national, political and digital) is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur, and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the content is transferred to the MVPDs and is based on a price per subscriber.

Beginning in the first quarter of 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended March 31, 2017, the Company recognized barter revenue (and barter expense) of $10.2 million, included in the trade and barter revenue line in the table above.

10.  Stock-Based Compensation Plans

During the three months ended March 31, 2018, Nexstar granted 427,500 restricted stock units to employees and non-employee directors with an estimated fair value of $28.6 million. The restricted stock units vest over a range of three to four years from the date of the award.

11.  Income Taxes

Income tax expense was $17.5 million for the three months ended March 31, 2018, compared to an income tax benefit of $5.9 million for the same period in 2017. The effective tax rates were 27.0% and 595.9% for each of the respective periods.

In 2017, the Company recognized the tax impact of divested stations previously owned by Nexstar which resulted in an income tax benefit of $8.3 million, and a higher effective tax rate in 2017 by 833.8%. This income tax benefit was primarily the result of proceeds received which will not be subject to taxation. In 2017, the excess tax benefits related to stock-based compensation were higher by $0.4 million compared to the same period in 2018. This resulted in a higher effective tax rate in 2017 by 108.4%. The foregoing transactions were offset by certain tax expenses recognized in 2017. These include transaction costs attributable to the merger with Media General that were determined to be nondeductible for tax purposes and resulted in an income tax expense of $1.7 million in 2017, or a 172.4% decrease in the effective tax rate. Additionally, the merger and the subsequent liquidation of Media General legal entities increased the blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 150.1% decrease to the effective tax rate.

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we provided a provisional estimate on the effect of the Tax Act within the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2017. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. As of March 31, 2018, there has been no change to the provisional estimates. The Company expects to complete its analysis of the provisional items during the second half of 2018.

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to appeals before the Third Circuit.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments were filed in the first and second quarters of 2018. The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017.  A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court, and Nexstar has intervened in the litigation in support of the FCC. Nexstar is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum.  Over the next three years, television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan accepted bids to relinquish their spectrum. Of these 11 total stations, eight will share a channel with another station, two will move to a VHF channel and one station went off the air in November 2017, resulting in the Company now owning 169 full power television stations. The station that went off the air is not expected to have a significant impact on the Company’s future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The Company derecognized the spectrum asset and liability to surrender spectrum of this station in the fourth quarter of 2017. Of the remaining ten stations, three have ceased broadcasting on their current channels and implemented channel sharing agreements (See Note 16).  Five will be required to cease broadcasting on their current channels on various dates through July 22, 2018 and will implement channel sharing arrangements.  The two stations moving to VHF channels must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their existing channels by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video program distributors (“MVPDs”), and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of March 7, 2018, these costs were approximately $1.95 billion, and the FCC has indicated that it expects those costs to rise.  The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals.

On December 5, 2014 federal legislation directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

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

13.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of March 31, 2018, Mission had a maximum commitment of $228.4 million under its senior secured credit facility, of which $225.4 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $52.2 million and Shield had also used all of its commitment and had outstanding obligations of $23.5 million. Marshall’s debt is due in June 2018 and is included in the current liabilities in the accompanying March 31, 2018 condensed consolidated balance sheets. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third-party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been insignificant and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

14.  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes television stations and related community-focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States. The other activities of the Company include corporate functions, eliminations and other insignificant operations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended March 31, 2018	Broadcast	Other	Consolidated
Net revenue	$576,985	$38,351	$615,336
Depreciation	21,400	4,414	25,814
Amortization of intangible assets	32,053	4,249	36,302
Income (loss) from operations	152,567	(34,951)	117,616

Three Months Ended March 31, 2017	Broadcast	Other	Consolidated
Net revenue	$511,167	$29,150	$540,317
Depreciation	16,942	5,284	22,226
Amortization of intangible assets	45,933	2,225	48,158
Income (loss) from operations	187,077	(79,557)	107,520

As of March 31, 2018	Broadcast	Other	Consolidated
Goodwill	$2,122,935	$61,063	$2,183,998
Assets	6,623,759	833,864	7,457,623

As of December 31, 2017	Broadcast	Other	Consolidated
Goodwill	$2,122,935	$19,911	$2,142,846
Assets	6,723,685	757,962	7,481,647

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

The indentures governing the 5.625% Notes and the 6.125% Notes are not registered but require consolidating information that presents the guarantor information.

As discussed in Note 2, the Company adopted ASU No. 2016-15 on a retrospective basis which reclassified the cash flow classification of certain payments for contingent consideration related to an acquisition in 2017 from financing activities to operating activities. The Company also adopted ASU No. 2016-18 on a retrospective basis which impacted the cash flow treatment of transfers between cash, cash equivalents and restricted cash in 2017. Further, the Company adopted ASU No. 2017-07 on a retrospective basis which requires the presentation of the net periodic benefit costs, other than the current service costs, in the income statement separately from the service cost component and outside the subtotal of income from operations. The effects of these adoptions were reflected in the accompanying Condensed Consolidating Statement of Operations and Condensed Consolidating Statement of Cash Flows during the three months ended March 31, 2017.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$80,246	$4,056	$24,819	$-	$109,121
Accounts receivable	-	445,786	14,809	82,130	-	542,725
Amounts due from consolidated entities	-	69,594	90,003	-	(159,597)	-
Spectrum asset	-	279,078	-	26,695	-	305,773
Other current assets	-	39,173	1,216	3,621	-	44,010
Total current assets	-	913,877	110,084	137,265	(159,597)	1,001,629
Investments in subsidiaries	763,631	108,884	-	-	(872,515)	-
Amounts due from consolidated entities	828,532	-	-	-	(828,532)	-
Property and equipment, net	-	691,012	18,095	16,240	(74)	725,273
Goodwill	-	1,968,147	33,187	182,664	-	2,183,998
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,446,452	15,297	130,868	-	1,592,617
Other noncurrent assets	-	180,726	3,162	2,580	-	186,468
Total assets	$1,592,163	$6,924,928	$222,927	$578,323	$(1,860,718)	$7,457,623
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$53,617	$-	$92,174
Accounts payable	-	61,863	2,166	16,790	-	80,819
Liability to surrender spectrum asset	-	286,740	-	27,347	-	314,087
Amounts due to consolidated entities	-	-	-	159,597	(159,597)	-
Other current liabilities	-	157,853	6,772	33,450	-	198,075
Total current liabilities	-	542,699	11,252	290,801	(159,597)	685,155
Debt	-	3,998,088	223,040	22,033	-	4,243,161
Amounts due to consolidated entities	-	596,208	-	232,536	(828,744)	-
Deferred tax liabilities	-	615,714	-	11,745	-	627,459
Other noncurrent liabilities	-	305,901	7,071	7,372	-	320,344
Total liabilities	-	6,058,610	241,363	564,487	(988,341)	5,876,119
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,592,163	866,318	(18,436)	3,695	(872,377)	1,571,363
Noncontrolling interests in consolidated variable interest entities	-	-	-	10,141	-	10,141
Total liabilities and stockholders' equity (deficit)	$1,592,163	$6,924,928	$222,927	$578,323	$(1,860,718)	$7,457,623

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$90,860	$9,524	$15,268	$-	$115,652
Accounts receivable	-	484,096	14,717	64,130	-	562,943
Amounts due from consolidated entities	-	55,417	92,923	-	(148,340)	-
Spectrum asset	-	279,069	-	26,695	-	305,764
Other current assets	-	64,256	2,070	5,533	-	71,859
Total current assets	-	973,698	119,234	111,626	(148,340)	1,056,218
Investments in subsidiaries	617,297	109,354	-	-	(726,651)	-
Amounts due from consolidated entities	970,207	-	-	-	(970,207)	-
Property and equipment, net	-	697,898	18,454	17,861	(75)	734,138
Goodwill	-	1,959,386	33,187	150,273	-	2,142,846
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,476,297	15,841	89,488	-	1,581,626
Other noncurrent assets	-	189,303	2,645	7,233	-	199,181
Total assets	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$54,251	$-	$92,808
Accounts payable	-	24,293	1,090	5,753	-	31,136
Liability to surrender spectrum asset	-	286,740	-	27,347	-	314,087
Amounts due to consolidated entities	-	-	-	148,340	(148,340)	-
Other current liabilities	-	192,827	13,310	26,535	-	232,672
Total current liabilities	-	540,103	16,714	262,226	(148,340)	670,703
Debt	-	4,024,129	223,428	22,095	-	4,269,652
Amounts due to consolidated entities		714,408	-	256,010	(970,418)	-
Deferred tax liabilities	-	613,227	-	6,214	-	619,441
Other noncurrent liabilities	-	322,572	7,626	10,343	-	340,541
Total liabilities	-	6,214,439	247,768	556,888	(1,118,758)	5,900,337
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,587,504	807,327	(15,305)	(82,397)	(726,515)	1,570,614
Noncontrolling interest in a consolidated variable interest entity	-	-	-	10,696	-	10,696
Total liabilities and stockholders' equity (deficit)	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$549,681	$16,102	$49,498	$-	$615,281
Revenue between consolidated entities	-	20,256	8,483	16,705	(45,389)	55
Net revenue	-	569,937	24,585	66,203	(45,389)	615,336
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	221,179	10,147	48,991	(1,354)	278,963
Selling, general, and administrative expenses, excluding depreciation and amortization	-	136,185	1,216	11,306	(6,802)	141,905
Local service agreement fees between consolidated entities	-	16,976	13,250	7,007	(37,233)	-
Amortization of broadcast rights	-	14,995	412	693	-	16,100
Amortization of intangible assets	-	29,845	544	5,913	-	36,302
Depreciation	-	23,461	517	1,836	-	25,814
Reimbursement from the FCC related to station repack	-	(1,364)	-	-	-	(1,364)
Total operating expenses	-	441,277	26,086	75,746	(45,389)	497,720
Income (loss) from operations	-	128,660	(1,501)	(9,543)	-	117,616
Interest expense, net	-	(51,034)	(2,611)	(944)	-	(54,589)
Loss on extinguishment of debt	-	(1,005)	-	-	-	(1,005)
Pension and other postretirement plans credit, net	-	2,950	-	-	-	2,950
Other expenses	-	(129)	-	2	-	(127)
Equity in income of subsidiaries	52,032	-	-	-	(52,032)	-
Income (loss) before income taxes	52,032	79,442	(4,112)	(10,485)	(52,032)	64,845
Income tax (expense) benefit	-	(20,450)	981	1,965	-	(17,504)
Net income (loss)	52,032	58,992	(3,131)	(8,520)	(52,032)	47,341
Net loss attributable to noncontrolling interests	-	-	-	781	-	781
Net income (loss) attributable to Nexstar	$52,032	$58,992	$(3,131)	$(7,739)	$(52,032)	$48,122

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$474,146	$17,908	$48,263	$-	$540,317
Revenue between consolidated entities	-	14,070	8,822	(1,823)	(21,069)	-
Net revenue	-	488,216	26,730	46,440	(21,069)	540,317
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	178,757	9,020	30,991	(39)	218,729
Selling, general, and administrative expenses, excluding depreciation and amortization	-	166,476	973	11,650	(2,166)	176,933
Local service agreement fees between consolidated entities	-	10,206	4,500	4,158	(18,864)	-
Amortization of broadcast rights	-	21,461	1,398	1,608	-	24,467
Amortization of intangible assets	-	41,366	636	6,156	-	48,158
Depreciation	-	20,070	588	1,568	-	22,226
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	380,620	17,115	56,131	(21,069)	432,797
Income (loss) from operations	-	107,596	9,615	(9,691)	-	107,520
Interest expense, net	-	(75,580)	(2,650)	(1,007)	-	(79,237)
Loss on extinguishment of debt	-	(29,445)	(2,133)	(226)	-	(31,804)
Pension and other postretirement plans credit, net	-	2,631	-	-	-	2,631
Other income (expenses)	-	324	-	(431)	-	(107)
Equity in income of subsidiaries	3,124	-	-	-	(3,124)	-
Income (loss) before income taxes	3,124	5,526	4,832	(11,355)	(3,124)	(997)
Income tax benefit (expense)	-	3,861	(1,881)	3,961	-	5,941
Net income (loss)	3,124	9,387	2,951	(7,394)	(3,124)	4,944
Net loss attributable to noncontrolling interests	-	-	-	1,105	-	1,105
Net income (loss) attributable to Nexstar	$3,124	$9,387	$2,951	$(6,289)	$(3,124)	$6,049

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$171,164	$(4,060)	$12,261	$-	$179,365

Cash flows from investing activities:
Purchases of property and equipment	-	(18,266)	(830)	(1,996)	-	(21,092)
Deposits and payments for acquisitions	-	(82,790)	-	-	-	(82,790)
Other investing activities	-	2,847	-	-	-	2,847
Net cash used in investing activities	-	(98,209)	(830)	(1,996)	-	(101,035)

Cash flows from financing activities:
Proceeds from long-term debt	-	44,000	-	-	-	44,000
Repayments of long-term debt	-	(73,061)	(578)	(940)	-	(74,579)
Common stock dividends paid	(17,288)	-	-	-	-	(17,288)
Purchase of treasury stock	(33,820)	-	-	-	-	(33,820)
Inter-company payments	53,773	(53,773)	-	-	-	-
Other financing activities	(2,665)	(735)	-	226	-	(3,174)
Net cash used in financing activities	-	(83,569)	(578)	(714)	-	(84,861)
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(10,614)	(5,468)	9,551	-	(6,531)
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$80,246	$4,056	$24,819	$-	$109,121

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$(50,645)	$(4,212)	$7,072	$-	$(47,785)

Cash flows from investing activities:
Purchases of property and equipment	-	(12,381)	(74)	(1,459)	-	(13,914)
Deposits and payments for acquisitions	-	(2,970,394)	(800)	-	-	(2,971,194)
Proceeds from sale of a station	-	481,944	-	-	-	481,944
Other investing activities	-	404	-	-	-	404
Net cash used in investing activities	-	(2,500,427)	(874)	(1,459)	-	(2,502,760)

Cash flows from financing activities:
Proceeds from long-term debt	-	2,797,106	230,840	53,915	-	3,081,861
Repayments of long-term debt	-	(1,041,607)	(225,892)	(53,300)	-	(1,320,799)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Common stock dividends paid	(14,106)	-	-	-		(14,106)
Payments for debt financing costs	-	(47,578)	(3,779)	-	-	(51,357)
Inter-company payments	15,123	(15,123)	-	-	-	-
Other financing activities	(1,017)	91	-	(1,764)	-	(2,690)
Net cash provided by (used in) financing activities	-	1,607,938	1,169	(1,149)	-	1,607,958
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(943,134)	(3,917)	4,464	-	(942,587)
Cash, cash equivalents and restricted cash at beginning of period	-	1,003,629	6,478	5,372	-	1,015,479
Cash, cash equivalents and restricted cash at end of period	$-	$60,495	$2,561	$9,836	$-	$72,892

16.  Subsequent Events

On April 1, 2018, Nexstar surrendered the spectrum, but not the FCC license authorization, of WYCW, the CW affiliate in the Spartanburg, South Carolina market, to the FCC pursuant to the spectrum auction concluded in 2017. WYCW is now operating under a channel sharing agreement with WSPA, a commonly-owned station in the same market. WYCW’s surrender of spectrum to the FCC resulted in the derecognition of the associated spectrum asset and the liability to surrender spectrum, both amounting to $45.6 million.

On April 10, 2018, Nexstar granted 222,000 restricted stock units to employees with an estimated fair value of $13.4 million.

On April 23, 2018, Nexstar surrendered the spectrum, but not the FCC license authorization, of WIVB, the CBS affiliate in the Buffalo, New York market and WKBN, the CBS affiliate in the Youngstown, Ohio market, to the FCC pursuant to the spectrum auction concluded in 2017. WIVB is now operating under a channel sharing agreement with WNLO, a commonly-owned station in the same market. WKBN is now operating under a channel sharing agreement with WYTV, a station owned by Vaughan (VIE). The stations’ surrender of their spectrum to the FCC resulted in the derecognition of the associated spectrum asset and the liability to surrender spectrum, both amounting to $80.2 million.

On April 26, 2018, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.375 per share of its Class A common stock. The dividend is payable on May 25, 2018 to stockholders of record on May 11, 2018.

On April 27, 2018, the Company paid the remaining purchase price for the acquisition of LKQD of $2.9 million, representing the final working capital adjustment (See Note 3).

On May 1, 2018, Nexstar’s Board of Directors approved an increase in the Company’s share repurchase authorization to repurchase up to an additional $200.0 million of its Class A common stock. The expansion brings the total capacity under Nexstar’s share repurchase program to approximately $218.6 million when combined with the remaining balance under its prior authorization as of March 31, 2018 of $18.6 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Executive Summary

2018 Highlights

•

Net revenue during the first quarter of 2018 increased by $75.0 million, or 13.9% compared to the same period in 2017. The increase in net revenue was primarily due to incremental revenue from our newly acquired stations, excluding barter revenue, of $88.6 million an increase in retransmission compensation on our legacy stations of $6.3 million. These were partially offset by decreases in revenue due to station divestitures, excluding barter revenue, of $1.5 million and a decrease in barter revenue of $10.2 million due to the adoption of the new revenue accounting guidance effective on January 1, 2018.

•	During the first quarter of 2018, our Board of Directors declared dividends of $0.375 per share of Nexstar’s outstanding common stock, or total dividend payments of $17.3 million.

•

On May 1, 2018, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $200.0 million of our Class A common stock. The expansion brings the total capacity under our share repurchase program to approximately $218.6 million when combined with the approximate $18.6 million remaining under our prior authorization as of March 31, 2018.

Acquisitions

•

On January 16, 2018, we completed our previously announced acquisition of LKQD for approximately $96.9 million, of which $94.0 million was paid on the closing date and the remaining $2.9 million on April 27, 2018. The sellers could also receive up to $35.0 million in Earnout Payments if certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital through the date of payment. The acquisition of LKQD’s diversified video supply, allows Nexstar to expand reach and create new opportunities for its advertising clients to target their customers across both television and digital video landscapes.

See also Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above acquisition.

Debt Transactions

•	Through March 2018, we borrowed $44 million under our revolving credit facility to fund the acquisition of LKQD and repaid $24.0 million in principal balance under our revolving credit facility funded by cash on hand.

•	Through March 2018, we prepaid a total of $40 million in principal balance under our Term Loan B.

•	Through March 2018, the Company repaid scheduled maturities of $10.6 million under its term loans.

See also Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above debt transactions.

Overview of Operations

As of March 31, 2018, we owned, operated, programmed or provided sales and other services to 169 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties (VIEs). See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities. Mission and Nexstar Digital are guarantors of our senior secured credit facility. Mission also guarantee our 6.125% Notes and our 5.625% Notes but does not guarantee our 5.875% Notes. Nexstar Digital does not guarantee any of our notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2018 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities, (3) our power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall, that permit Nexstar to acquire the assets and assume the liabilities of each those VIEs’ stations, subject to FCC consent. In compliance with FCC regulations for all the parties, each VIE maintains complete responsibility for and control over programming, finances and personnel for its stations.

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule.  That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of pending court appeals.  If the Company is ultimately required to amend or terminate its existing agreements, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that will share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, three have ceased broadcasting on their current channels and implemented channel sharing agreements.   Five will be required to cease broadcasting on their current channels on various dates through July 22, 2018 and will implement channel sharing arrangements.  The two stations moving to VHF channels must vacate their current channels by September 2019 and May 2020, respectively.

61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs, and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack of $230.8 million, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Seasonality

Advertising revenue is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and presidential elections occur and advertising airs during the Olympic Games. As 2018 is a congressional election year and Olympic year, we expect an increase in advertising revenues to be reported in 2018 compared to 2017.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total net revenue:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Previously Reported	Reclassifications	Current Presentation	%
Local	$193,268	31.4	$202,430	$(23,954)	$178,476	33.0
National	67,045	10.9	77,711	(11,729)	65,982	12.2
Political	9,266	1.5	1,995	(299)	1,696	0.3
Retransmission compensation	275,941	44.8	231,895	-	231,895	42.9
Digital	62,804	10.2	46,705	(1,340)	45,365	8.4
Other	4,169	0.7	4,461	-	4,461	0.9
Trade and barter revenue	2,843	0.5	12,442	-	12,442	2.3
Total revenue	615,336	100.0	577,639	(37,322)	540,317	100.0
Less: Agency Commissions	-		(37,322)	37,322	-
Net Revenue	$615,336		$540,317		$540,317

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended March 31, 2017, we recognized barter revenue (and barter expense) of $10.2 million, included in the trade and barter revenue line in the table above. Additionally, the Company now presents local, national, political and digital revenues, exclusive of the related agency commission, as shown in the reclassifications column in the table above. The change in the presentation of local, national, political and digital revenues were prepared for comparative purposes and did not impact the Company’s past or future net revenue, income from operations or net income.

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Net revenue	$615,336	100.0	$540,317	100.0
Operating expenses:
Corporate expenses	26,343	4.3	67,030	12.4
Direct operating expenses, net of trade	275,479	44.8	216,060	40.0
Selling, general and administrative expenses, excluding corporate	115,562	18.8	109,903	20.3
Trade and barter expense	3,484	0.6	12,900	2.4
Depreciation	25,814	4.2	22,226	4.1
Amortization of intangible assets	36,302	5.9	48,158	8.9
Amortization of broadcast rights, excluding barter	16,100	2.5	14,236	2.7
Gain on disposal of stations, net	-	-	(57,716)	(10.7)
Reimbursement from the FCC related to station repack	(1,364)	(0.2)	-	-
Total operating expenses	497,720		432,797
Income from operations	$117,616		$107,520

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $193.3 million for the three months ended March 31, 2018, compared to $178.5 million for the same period in 2017, an increase of $14.8 million, or 8.3%. National advertising revenue was $67.0 million for the three months ended March 31, 2018, compared to $66.0 million for the same period in 2017, an increase of $1.1 million, or 1.6%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from our newly acquired stations of $21.7 million, less decreases in revenue resulting from station divestitures of $0.7 million. Our legacy stations’ local and national advertising revenue decreased by $5.1 million during the three months ended March 31, 2018 compared to the same period in 2017, which reflected the changes in the mix between our legacy stations’ local, national and political advertising revenue, partially offset by increases in advertising revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automobile, represented approximately 24% and 26% of our local and national advertising revenue for the three months ended March 31, 2018 and 2017, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 10% during the quarter. The other categories representing our top five were medical/healthcare and attorneys, which increased in 2018, and fast food/restaurants and furniture, which decreased in 2018.

Political advertising revenue was $9.3 million for the three months ended March 31, 2018, compared to $1.7 million for the same period in 2017, an increase of $7.6 million, as 2018 is a congressional election year.

Retransmission compensation was $275.9 million for the three months ended March 31, 2018, compared to $231.9 million for the same period in 2017, an increase of $44.0 million, or 19.0%. The increase in retransmission compensation was attributable to incremental revenue from our newly acquired stations of $38.5 million, less decrease in revenue resulting from station divestitures of $0.8 million, and an increase in our legacy stations’ revenue of $6.3 million. The increase in revenue from our legacy stations was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $62.8 million for the three months ended March 31, 2018, compared to $45.4 million for the same period in 2017, an increase of $17.4 million, or 38.4%. This was primarily attributable to incremental revenue resulting from our merger with Media General in January 2017 of $17.5 million and our acquisition of LKQD in January 2018 of $7.0 million, partially offset by a decrease in revenue due to rebranding and consolidation of our digital products and offerings of $7.0 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $26.3 million for the three months ended March 31, 2018, compared to $67.0 million for the same period in 2017, a decrease of $40.7 million, or 60.7% This was primarily attributable to a decrease in legal and professional fees, severance, and bonuses of $45.6 million primarily associated with our merger with Media General in January 2017. This decrease was partially offset by increases in 2018 of $4.0 million in payroll due to an increased number of stations and entities and a $1.6 million increase in stock-based compensation related to new equity incentive awards.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $391.0 million for the three months ended March 31, 2018, compared to $326.0 million for the same period in 2017, an increase of $65.1 million, or 20.0% The increase was primarily due to expenses of our newly acquired stations and entities of $69.3 million, partially offset by a decrease of $1.2 million related to our station divestitures.

Depreciation of property and equipment was $25.8 million for the three months ended March 31, 2018, compared to $22.2 million for the same period in 2017, an increase of $3.6 million, or 16.1%. The increase was primarily due to incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $36.3 million for the three months ended March 31, 2018, compared to $48.2 million for the same period in 2017, a decrease of $11.9 million. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets, partially offset by incremental amortization from our acquisition of LKQD in January 2018.

Amortization of broadcast rights, excluding barter was $16.1 million for the three months ended March 31, 2018, compared to $14.2 million for the same period in 2017, an increase of $1.9 million, primarily attributable to incremental amortization from our stations acquired in January 2017.

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

Interest Expense, net

Interest expense, net was $54.6 million for the three months ended March 31, 2018, compared to $79.2 million for the same period in 2017, a decrease of $25.0 million, or 31.4%, primarily attributable to one-time fees associated with the financing of our acquisitions in January 2017 and the redemption of our $525.0 million 6.875% Notes in February 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.0 million for the three months ended March 31, 2018, compared to $31.8 million for the same period in 2017, a decrease of $30.8 million. In 2018, the loss on extinguishment of debt resulted from prepayments of our term loans, representing the write-off of unamortized debt financing costs and debt discounts/premiums. In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%, refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $125.0 million principal balance under our new term loans. These transactions resulted in loss on debt extinguishment of $31.8 million, representing premiums paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt extinguishments.

Income Taxes

Income tax expense was $17.5 million for the three months ended March 31, 2018, compared to an income tax benefit of $5.9 million for the same period in 2017. The effective tax rates were 27.0% and 595.9% for each of the respective periods.

In 2017, we recognized the tax impact of our divested stations which resulted in an income tax benefit of $8.3 million and a higher effective tax rate in 2017 by 833.8%. This income tax benefit was primarily the result of proceeds received which will not be subject to taxation. In 2017, the excess tax benefits related to stock-based compensation was higher by $0.4 million compared to the same period in 2018. This resulted in a higher effective tax rate in 2017 by 108.4%. The foregoing transactions were offset by certain tax expenses recognized in 2017. These include transaction costs attributable to the merger with Media General that were determined to be nondeductible for tax purposes and resulted in an income tax expense of $1.7 million in 2017, or a 172.4% decrease in the effective tax rate. Additionally, the merger and the subsequent liquidation of Media General legal entities increased the blended state tax rate in 2017 resulting in an income tax expense of $1.5 million, or a 150.1% decrease to the effective tax rate.

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we provided a provisional estimate on the effect of the Tax Act within the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2017. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. As of March 31, 2018, there has been no change to the provisional estimates. The Company expects to complete its analysis of the provisional items during the second half of 2018.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$179,365	$(47,785)
Net cash used in investing activities	(101,035)	(2,502,760)
Net cash (used in) provided by financing activities	(84,861)	1,607,958
Net decrease in cash, cash equivalents and restricted cash	$(6,531)	$(942,587)
Cash paid for interest	$62,322	$100,552
(Income tax refund, net of taxes paid) income taxes paid, net of refunds	$(1,225)	$3,605

As discussed in Note 2 to our Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q, we have adopted ASU No. 2016-15 and ASU 2016-18 effective in January 1, 2018. The adoption resulted in an increase in net cash used in operating activities of $26.8 million, an increase in net cash used in investing activities of $5.1 million and a decrease in net cash provided by financing activities of $896.0 million. Additionally, the cash paid for interest increased by $25.9 million in 2017.

	As of	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$109,121	$115,652
Long-term debt including current portion	4,335,335	4,362,460
Unused revolving loan commitments under senior secured credit facilities(1)	152,000	172,000

(1)	Based on covenant calculations as of March 31, 2018, all of the $152.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $227.2 million during the three months ended March 31, 2018, compared to the same period in 2017. This was primarily due to an increase in net revenue (excluding trade and barter) of $84.6 million less an increase in station and corporate operating expenses (excluding non-cash transactions) of $20.4 million, source of cash resulting from timing of payments to vendors of $80.3 million, source of cash resulting from timing of accounts receivable collections of $29.5 million, a decrease in cash paid for interest of $38.2 million and a decrease in payments for tax liabilities of $4.8 million.

Cash paid for interest decreased by $38.2 million during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to one-time fees associated with the financing of our acquisitions in January 2017 and the redemption of our 6.875% Notes in February 2017.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $2.402 billion during the three months ended March 31, 2018, compared to the same period in 2017. In 2018, we completed our acquisition of LKQD for a cash purchase price of $96.9 million, less $11.2 million of cash acquired and $2.9 million amount due to the former owners. We also received $2.8 million in proceeds from disposal of assets. In 2017, we completed our merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.8 million of cash acquired. In connection with the merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. These were partially offset by $481.9 million net proceeds from station divestitures.

Capital expenditures during the three months ended March 31, 2018 increased by $7.2 million compared to the same period in 2017, primarily due to capital expenditures for acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $1.693 billion during the three months ended March 31, 2018, compared to the same period in 2017.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD. We also received $1.9 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $24.0 million, repayments of outstanding principal balance under the Company’s term loans of $50.6 million, purchases of treasury stock of $33.8 million, payments of dividends to our common stockholders of $17.3 million ($0.375 per share each quarter), cash payment for taxes in exchange for shares of common stock withheld of $4.5 million and payments for capital lease obligations of $0.7 million.

In 2017, the Company borrowed new term loans, net of debt discount, of $3.079 billion and drew $3.0 million under a new revolving loan. We also received $2.8 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term loans and a revolving loan of Nexstar, Mission and Marshall with an aggregate principal of $670.8 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, prepayment of $125.0 outstanding principal balances under our new term loans, payments for debt financing costs associated with our refinanced term loans and revolving loan of $51.4 million, payments to acquire the remaining assets of stations previously owned by West Virginia Media Holdings, LLC of $66.9 million, payments of dividends to our common stockholders of $14.1 million ($0.30 per share each quarter), payments for contingent consideration related to an entity acquired in October 2015 of $1.0 million and cash payment for taxes in exchange for shares of common stock withheld of $3.9 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2018, we, Mission, Marshall and Shield had total combined debt of $4.3 billion, net of financing costs and discounts, which represented 73.4% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $152.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.375 per share of our Class A common stock. The dividend is payable on May 25, 2018 to stockholders of record on May 11, 2018.

On April 27, 2018, the Company paid the remaining purchase price for the acquisition of LKQD of $2.9 million, representing the final working capital adjustment.

On May 1, 2018, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $200.0 million of our Class A common stock. The expansion brings the total capacity under our share repurchase program to approximately $218.6 million when combined with the approximate $18.6 million remaining under our prior authorization as of March 31, 2018.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2018 (in thousands):

	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Nexstar senior secured credit facility	$2,515,310	$27,182	$96,043	$603,505	$1,788,580
Mission senior secured credit facility	230,263	1,736	4,628	4,628	219,271
Marshall senior secured credit facility	52,392	52,392	-	-	-
Shield senior secured credit facility	23,878	918	3,245	19,715	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,396,843	$82,228	$103,916	$1,302,848	$2,907,851

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

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements, but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2018, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from March 31, 2018.

No Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that as of March 31, 2018, there has been no material change to this information.

Revenue Recognition

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, the cumulative adjustment to the Company’s retained earnings as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for the Company’s updated accounting policy on revenue recognition.

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

As discussed under Recent Accounting Pronouncements, as of January 1, 2018 the Company has adopted ASU 2017-07 which requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In accordance with this adoption, net periodic benefit cost, net of service costs, is disclosed on a separate line below income from operations in the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements

Refer to Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations.

The term loan borrowings at March 31, 2018 under the Company’s senior secured credit facilities bear interest rates ranging from 3.88% to 4.38%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.88% at March 31, 2018. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2018 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $28.0 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2018. An increase of 50 basis points in LIBOR would result in a $14.0 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $28.0 million and $14.0 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2018, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2018, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Nexstar’s common stock repurchases by month for the quarter ended March 31, 2018:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
March 2-28, 2018	501,920	$67.36	501,920	18,575,336
	501,920	$67.36	501,920

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Agreement for the Sale of Commercial Time, dated as of January 15, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KTVE-TV) (Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K for the period ended December 31, 2017 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.2	Amendment to Executive Employment Agreement, dated as of July 27, 2017, between Brian Jones and Nexstar Media Group, Inc.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2018 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: May 9, 2018