Form 10-Q
period 2018-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2018-08-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 8, 2018, the registrant had 45,555,310 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$147,681	$115,652
Accounts receivable, net of allowance for doubtful accounts of $14,635 and $13,358, respectively	524,078	562,943
Spectrum asset	-	305,764
Prepaid expenses and other current assets	45,329	71,859
Total current assets	717,088	1,056,218
Property and equipment, net	720,464	734,138
Goodwill	2,184,982	2,142,846
FCC licenses	1,767,638	1,767,638
Other intangible assets, net	1,557,277	1,581,626
Other noncurrent assets, net	172,045	199,181
Total assets(1)	$7,119,494	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$41,722	$92,808
Current portion of broadcast rights payable	5,027	16,659
Accounts payable	66,128	31,136
Accrued expenses	126,352	159,281
Interest payable	40,322	39,563
Liability to surrender spectrum asset	-	314,087
Other current liabilities	15,019	17,169
Total current liabilities	294,570	670,703
Debt	4,245,924	4,269,652
Deferred tax liabilities	633,016	619,441
Other noncurrent liabilities	303,530	340,541
Total liabilities(1)	$5,477,040	$5,900,337
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2018 and December 31, 2017	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,522,035 shares outstanding as of June 30, 2018 and 47,291,463 shares issued, 45,966,414 shares outstanding as of December 31, 2017	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2018 and December 31, 2017	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	1,337,738	1,342,541
Accumulated other comprehensive income	6,140	6,140
Retained earnings	400,934	299,523
Treasury stock - at cost; 1,769,428 and 1,325,049 shares at June 30, 2018 and December 31, 2017, respectively	(111,846)	(78,063)
Total Nexstar Media Group, Inc. stockholders' equity	1,633,439	1,570,614
Noncontrolling interests in consolidated variable interest entities	9,015	10,696
Total stockholders' equity	1,642,454	1,581,310
Total liabilities and stockholders' equity	$7,119,494	$7,481,647

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of June 30, 2018 and December 31, 2017 include certain assets held by consolidated variable interest entities (“VIEs”) of $378.0 million and $426.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of June 30, 2018 and December 31, 2017 include certain liabilities of consolidated VIEs of $38.1 million and $81.8 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$660,323	$626,115	$1,275,659	$1,166,432
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	274,439	252,610	553,402	471,339
Selling, general and administrative expenses, excluding depreciation and amortization	138,903	147,441	280,808	324,374
Amortization of broadcast rights	15,913	25,686	32,013	50,153
Amortization of intangible assets	37,181	38,557	73,483	86,715
Depreciation	25,090	26,292	50,904	48,518
Reimbursement from the FCC related to station repack	(5,697)	-	(7,061)	-
Gain on disposal of stations, net	-	-	-	(57,716)
Total operating expenses	485,829	490,586	983,549	923,383
Income from operations	174,494	135,529	292,110	243,049
Interest expense, net	(56,281)	(55,685)	(110,870)	(134,922)
Loss on extinguishment of debt	(481)	(1,323)	(1,486)	(33,127)
Pension and other postretirement plans credit, net	2,950	3,156	5,900	5,787
Other expenses	(812)	(900)	(939)	(1,007)
Income before income taxes	119,870	80,777	184,715	79,780
Income tax expense	(33,264)	(32,322)	(50,768)	(26,381)
Net income	86,606	48,455	133,947	53,399
Net loss (income) attributable to noncontrolling interests	1,126	(4,463)	1,907	(3,358)
Net income attributable to Nexstar Media Group, Inc.	$87,732	$43,992	$135,854	$50,041

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$1.92	$0.94	$2.96	$1.10
Diluted	$1.86	$0.91	$2.87	$1.07

Weighted average number of common shares outstanding:
Basic	45,631	46,931	45,852	45,573
Diluted	47,147	48,195	47,414	46,815

Dividends declared per common share	$0.375	$0.30	$0.75	$0.60

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	14,595	-	-	-	-	-	14,595
Vesting of restricted stock units and exercise of stock options	-	-	(19,398)	-	-	307,541	16,741	-	(2,657)
Common stock dividends declared	-	-	-	(34,443)	-	-	-	-	(34,443)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Net income (loss)	-	-	-	135,854	-	-	-	(1,907)	133,947
Balances as of June 30, 2018	47,291,463	$473	$1,337,738	$400,934	$6,140	(1,769,428)	$(111,846)	$9,015	$1,642,454

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$133,947	$53,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	6,344	4,081
Amortization of broadcast rights, excluding barter	32,013	29,997
Depreciation of property and equipment	50,904	48,518
Amortization of intangible assets	73,483	86,715
Gain on asset disposal, net	(391)	(58,595)
Amortization of debt financing costs and debt discounts	5,236	5,157
Loss on extinguishment of debt	1,486	33,127
Stock-based compensation expense	14,595	11,309
Deferred income taxes	5,472	(185,535)
Payments for broadcast rights	(32,787)	(29,479)
Non-cash compensation expense related to an acquisition's contingent consideration	1,233	-
Payments for contingent consideration in connection with an acquisition	-	(4,044)
Other noncash credits, net	(1,249)	(1,325)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	56,939	13,005
Prepaid expenses and other current assets	1,504	10,522
Other noncurrent assets	(719)	(660)
Accounts payable, accrued expenses and other current liabilities	(27,683)	(29,685)
Taxes payable	12,493	154,291
Interest payable	759	(22,331)
Other noncurrent liabilities	(9,444)	(7,618)
Net cash provided by operating activities	324,135	110,849
Cash flows from investing activities:
Purchases of property and equipment	(36,390)	(27,691)
Payments for acquisitions, net of cash acquired	(85,867)	(2,971,194)
Proceeds from sale of stations	-	481,944
Proceeds from disposals of property and equipment	3,874	14,575
Proceeds received from settlement of corporate-owned life insurance policies	387	253
Net cash used in investing activities	(117,996)	(2,502,113)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	95,759	3,081,861
Repayments of long-term debt	(176,916)	(1,390,798)
Premium paid on debt extinguishment	-	(18,050)
Payments for debt financing costs	-	(51,357)
Contribution from (distributions to) a noncontrolling interest, net	226	(243)
Purchase of treasury stock	(50,524)	(58,294)
Proceeds from exercise of stock options	2,059	3,303
Common stock dividends paid	(34,443)	(28,268)
Purchase of noncontrolling interests	-	(66,901)
Payments for contingent consideration in connection with an acquisition	-	(956)
Cash paid for shares withheld for taxes	(4,716)	(4,032)
Payments for capital lease obligations	(5,555)	(4,578)
Net cash (used in) provided by financing activities	(174,110)	1,461,687
Net increase (decrease) in cash, cash equivalents and restricted cash	32,029	(929,577)
Cash, cash equivalents and restricted cash at beginning of period	115,652	1,015,479
Cash, cash equivalents and restricted cash at end of period	$147,681	$85,902
Supplemental information:
Interest paid	$104,874	$143,521
Income taxes paid, net of refunds	$32,781	$51,972
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$14,376	$3,325
Noncash purchases of property and equipment	$-	$9,937
Debt assumed in connection with a merger	$-	$434,269
Issuance/reissuance of Class A Common Stock in connection with a merger	$-	$1,031,443
Stock option replacement awards in connection with a merger	$-	$10,702
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$314,086	$-
Contingent consideration payable in connection with a merger	$-	$275,352

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of June 30, 2018, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 169 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned and/or operated by independent third parties.

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

The following are assets of consolidated VIEs that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	June 30, 2018	December 31, 2017
Current assets
Spectrum asset	$-	$26,695
Other current assets	17,304	22,038
Total current assets	17,304	48,733
Property and equipment, net	7,059	7,517
Goodwill	121,601	130,362
FCC licenses	151,808	151,808
Other intangible assets, net	78,587	81,916
Other noncurrent assets, net	1,647	6,543
Total assets	$378,006	$426,879

Current Liabilities
Liability to surrender spectrum asset	$-	$27,347
Other current liabilities	13,402	24,146
Total current liabilities	13,402	51,493
Noncurrent liabilities	24,746	30,339
Total liabilities	$38,148	$81,832

Liquidity

Nexstar is leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2018 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission Broadcasting, Inc. (“Mission”)	WFXP, KHMT and KFQX
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting, Inc. (“54 Broadcasting”)	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	White Knight Broadcasting (“White Knight”)	WVLA, KFXK, KSHV
	Shield Media, LLC (“Shield”)	WXXA and WLAJ
	Vaughan Media, LLC (“Vaughan”)	WBDT, WYTV and KTKA
	Marshall	KLJB, KPEJ and KMSS
SSA Only	Tamer Media, LLC (“Tamer”)	KWBQ, KASY and KRWB

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

The carrying amounts and classification of the assets and liabilities of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$12,495	$17,180
Accounts receivable, net	21,883	24,407
Spectrum asset	-	26,695
Prepaid expenses and other current assets	3,645	6,762
Total current assets	38,023	75,044
Property and equipment, net	25,423	25,971
Goodwill	154,788	163,549
FCC licenses	151,808	151,808
Other intangible assets, net	93,344	97,757
Other noncurrent assets, net	5,216	9,443
Total assets	$468,602	$523,572

Current liabilities:
Current portion of debt	$5,479	$56,565
Interest payable	985	994
Liability to surrender spectrum asset	-	27,347
Other current liabilities	13,402	24,146
Total current liabilities	19,866	109,052
Debt	294,415	245,523
Other noncurrent liabilities	24,746	30,594
Total liabilities	$339,027	$385,169

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 30, 2020. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

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

The Company’s revenue is primarily derived from the sale of advertising and the compensation received from cable, satellite and other multichannel video programming distributors (“MVPDs”) in its markets in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes advertising revenue, retransmission compensation, digital revenue and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

The stations’ advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. Advertising revenue is recognized, for the amount the Company is entitled to receive, when the advertisements are broadcast on its stations (local, national and political revenue) or delivered on the stations’ websites (digital revenue).

The Company’s retransmission consent agreements with MVPDs generally have a three-year term and provides revenue based on a monthly amount the Company is entitled to receive per subscriber. Under ASC 606, these revenues are considered arising from the licensing of functional intellectual property. As such, the Company applies the exception for sales- or usage- based royalty for the accounting of variable consideration and recognizes revenue (retransmission compensation) at the point in time the broadcast signal is delivered to the MVPDs. The MVPDs report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag in the number of subscribers is not significant.

Revenue from the Company’s other digital businesses includes revenue from digital publishing and content management platforms, digital video advertising platform, social media advertising platform and related services. Revenue is recognized at the time advertising is delivered or upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to its customers. Most of the arrangements with customers are short-term in nature.

The Company trades certain advertising time for various goods and services. These transactions are short-term in nature and are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $4.0 million and $6.9 million of trade revenue during the three and six months ended June 30, 2018 and $3.5 million and $5.7 million of trade revenue during the three and six months ended June 30, 2017.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended June 30, 2017, barter revenue (and the related barter expense) were $9.9 million. During the six months ended June 30, 2017, barter revenue (and the related barter expense) were $20.1 million. Barter expense was included in amortization of broadcast rights in the accompanying Condensed Consolidated Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $9.7 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $12.5 million. On January 1, 2018, the Company recorded an adjustment to remove the offsetting balances of barter assets and barter liabilities.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $10.2 million during the three months ended June 30, 2018, and barter revenue (and the related barter expense) would have been $21.2 million during the six months then ended. In addition, the current barter assets (and the related current barter liabilities) would have been $8.1 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $8.4 million as of June 30, 2018.

The Company elected to utilize the practical expedient around costs incurred to obtain contracts for television advertising and digital advertising due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

The Company did not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, (ii) contracts for which the sales- or usage- based royalty exception was applied, or (iii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.

The Company’s contract liabilities, which are reflected in its Consolidated Financial Statements as accrued expenses and other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs (deferred revenue). The Company’s performance obligations related to contract liabilities of $5.4 million as of January 1, 2018 were recognized as revenue during the first quarter of 2018. The Company’s performance obligations related to contract liabilities of $5.0 million as of June 30, 2018 are expected to be recognized as revenue in the third quarter of 2018.

See Note 13 for disaggregated revenue information.

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

As discussed under Recent Accounting Pronouncements, as of January 1, 2018 the Company adopted ASU No. 2017-07 and ASU No. 2016-15. Under ASU No. 2017-07, entities are required to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present such current-service-costs in the same income statement line item as other compensation costs for services rendered by the pertinent employees during the period and (2) present the other components in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company had no service costs during the three and six months ended June 30, 2018 and 2017. In accordance with this adoption, the net periodic benefit cost, which consists of interest costs and expected return on plan assets, is disclosed on a separate line below income from operations in the Condensed Consolidated Statements of Operations. Under ASU No. 2016-15, payments received for the settlement of corporate-owned life insurance claims are now required to be disclosed within investing activities. Accordingly, balances previously reported as a source of cash from operating activities have been reclassified to investing activities in the Condensed Consolidated Statements of Cash Flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	45,631	46,931	45,852	45,573
Dilutive effect of equity incentive plan instruments	1,516	1,264	1,562	1,242
Weighted average shares outstanding - diluted	47,147	48,195	47,414	46,815

Stock options and restricted stock units to acquire a weighted average of 27,000 shares for the three months ended June 30, 2017 and 38,000 and 289,000 during the six months ended June 30, 2018 and 2017, respectively, of Class A common stock were excluded from the computation of diluted earnings per share, because their impact would have been anti-dilutive. There were no anti-dilutive stock options or restricted stock units for the three months ended June 30, 2018.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard and all related amendments effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. Upon adoption of this standard, the cumulative adjustment to the Company’s retained earnings as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material. See Revenue Recognition above for the Company’s updated accounting policy and for expanded disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted Nexstar’s previous financing activity classification of payments for contingent consideration in 2017 related to an acquisition. The payment was not made soon after the consummation of a business combination and includes an amount that is more than the acquisition date fair value of the contingent consideration liability. Under ASU 2016-15, this portion of the transaction should be classified as an operating activity in the Condensed Consolidated Statement of Cash Flows. The adoption also impacted Nexstar’s disclosure of payments received for the settlement of corporate-owned life insurance claims within the Condensed Consolidated Statement of Cash Flows during the six months ended June 30, 2017. The payments were previously reported as a source of cash from operating activities and are now required to be disclosed within investing activities. As such, the amounts previously reported as net cash provided by operating activities and net cash used in investing activities decreased, as indicated in the below table.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted the release of a restricted escrow deposit into Nexstar’s operating cash during the six months ended June 30, 2017. In July 2016, Nexstar issued its $900.0 million 5.625% Senior Unsecured Notes (the “5.625% Notes”) at par, the gross proceeds of which were directly deposited into a restricted escrow account. Interest on these notes is payable semiannually but Nexstar was required to pre-fund interest on such notes monthly from July 2016 to December 2016, all of which was also deposited in the restricted escrow account. As of December 31, 2016, the restricted escrow account had a balance of $927.8 million. In January 2017, Nexstar completed its merger with Media General, Inc. (“Media General”). As a result, the funds previously deposited in the restricted escrow account, including the pre-funded interests, were released to Nexstar’s operating cash. On February 1, 2017, Nexstar paid the first interest due to the lenders of the 5.625% Notes of $25.9 million. During the six months ended June 30, 2017, Nexstar previously classified the effects of these transactions in its Condensed Consolidated Statement of Cash Flows as follows: (i) $21.6 million source of cash from change in prepaid expenses and other current assets, (ii) $1.1 million source of cash from change in other noncurrent assets, (iii) $5.1 million source of cash from investing activities, (iv) $900.0 million proceeds from long-term debt, and (v) no cash flow reported in 2017 for the payment of interest on the 5.625% Notes as the cash flow impact was reported in 2016, when the pre-funding was made. Under ASU 2016-18, transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of an entity’s operating, investing, and financing activities, and details of those transfers are not reported as cash flow activities in the statement of cash flows. As such, the previous classifications in the 2017 Condensed Consolidated Statement of Cash Flows related to these transactions were reversed. Additionally, the cash, cash equivalents and restricted cash at the beginning of the period in 2017 increased and the supplemental cash flow information for interest paid also increased.

The following table summarizes the line items in the Condensed Consolidated Statement of Cash Flows that were impacted by the adoption of ASU 2016-15 and ASU 2016-18 along with reclassifications to conform with current year presentation (in thousands):

	Six Months Ended June 30, 2017
	Previously	Adjustments for adoption of			Current
	Reported	ASU 2016-15	ASU 2016-18	Reclassifications	Presentation
Cash flows from operating activities:
Payments for contingent consideration in connection with an acquisition	$-	$(4,044)	$-	$-	$(4,044)
Deferred gain recognition	(241)	-	-	241	-
Amortization of deferred representation fee incentive	(594)	-	-	594	-
Other non-cash credits	-	-	-	(1,325)	(1,325)
Prepaid expenses and other current assets	32,178	-	(21,656)	-	10,522
Accounts receivable	13,258	(253)	-	-	13,005
Other noncurrent assets	(70)	-	(1,080)	490	(660)
Net cash provided by operating activities	137,882	(4,297)	(22,736)	-	110,849
Cash flows from investing activities:
Withdrawal of interest previously deposited in escrow	5,063	-	(5,063)	-	-
Proceeds received from corporate-owned life insurance policies	-	253		-	253
Net cash used in investing activities	(2,497,303)	253	(5,063)	-	(2,502,113)
Cash flows from financing activities:
Proceeds from long-term debt	3,981,861	-	(900,000)	-	3,081,861
Payments for contingent consideration in connection with an acquisition	(5,000)	4,044	-	-	(956)
Net cash provided by financing activities	2,357,643	4,044	(900,000)	-	1,461,687
Net decrease in cash, cash equivalents and restricted cash	(1,778)	-	(927,799)	-	(929,577)
Cash, cash equivalents and restricted cash at beginning of period	87,680	-	927,799	-	1,015,479

Supplemental information:
Interest paid	$117,646	$-	$25,875	$-	$143,521

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. Accordingly, net periodic benefit income, excluding service costs, of $3.2 million and $5.8 million for the three and six months ended June 30, 2017, respectively, were adjusted out of selling, general, and administrative expenses and separately stated below income from operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in accumulated other comprehensive income to retained earnings. The adjustment relates to the change in the U.S. corporate income tax rate. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU No. 2018-10 to provide additional clarity on specific aspects of the new lease guidance. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard aligns the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: (1) equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; (2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The guidance should be applied to all new awards granted after the date of adoption. In addition, the modified retrospective approach should be used on all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date by remeasurement at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. The Company is currently evaluating the impact of adopting ASU 2018-07 on its consolidated financial statements.

3.  Acquisitions

LKQD

On January 16, 2018, Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of LKQD, a video advertising infrastructure company, for $97.0 million. In January 2018, $94.0 million of the purchase price was paid, funded by a combination of borrowing under the revolving credit facility portion of Nexstar’s senior secured credit facility (Note 7) and cash on hand. The remaining purchase price of $3.0 million (working capital adjustment) was paid to the former owners on April 27, 2018, funded by cash on hand.

The sellers are also entitled to receive up to $35.0 million in additional cash payments if a certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital on the date of payment (the “Earnout Payments”). The Earnout Payments are considered compensation to employees for their services and will be incurred from the acquisition date through December 31, 2019. As of June 30, 2018, Nexstar Digital accrued $1.2 million, representing the portion of the estimated fair value of the Earnout Payments that is incurred. The estimated fair value of the Earnout Payments was determined by applying a weighted probability of potential outcomes to the maximum possible payout of $35.0 million. The calculation of these potential outcomes is dependent on past financial performance, management assumptions about future performance and industry trends and any changes to these assumptions could impact the final settlement. This fair value measurement is considered Level 3 as significant inputs are unobservable to the market.

The acquisition of LKQD broadens and diversifies Nexstar Digital’s portfolio with technologies that are complementary to its current offerings of digital solutions and services for media publishers, and multi-platform marketing solutions for local and national advertisers. Transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred during the six months ended June 30, 2018. No significant transaction costs were incurred during the three months ended June 30, 2018.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash and cash equivalents	$11,167
Accounts receivable	24,712
Prepaids	13
Property and equipment	210
Other intangible assets	45,320
Goodwill	42,136
Total assets acquired and consolidated	123,558
Less: Accounts payable and accrued expenses	(18,816)
Less: Taxes payable	(1,065)
Less: Deferred tax liabilities	(6,645)
Net assets acquired and consolidated	$97,032

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The goodwill and other intangible assets are not deductible for tax purposes. Other intangible assets are amortized over an estimated weighted average useful life of approximately three years.

During 2018, Nexstar Digital recorded measurement period adjustments including a decrease in accounts receivable of $1.2 million, resulting from changes in the estimate of collectability of accounts receivable. This adjustment increased goodwill by $1.0 million, along with other measurement period adjustments.

LKQD’s net revenue of $15.9 million and operating loss of $1.1 million from the date of acquisition to June 30, 2018 have been included in the accompanying Condensed Consolidated Statements of Operations.

KRBK and WHDF

On July 15, 2018, Nexstar entered into a definitive agreement to acquire the assets of WHDF television station from Huntsville TV, LLC (“Huntsville TV”). On August 1, 2018, Nexstar entered into a definitive agreement to acquire the assets of KRBK television station from KRBK LLC. See Note 15 for additional information.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2018			December 31, 2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,971,170	$(519,228)	$1,451,942	$1,971,170	$(461,345)	$1,509,825
Other definite-lived intangible assets	1-20	242,223	(136,888)	105,335	193,089	(121,288)	71,801
Other intangible assets		$2,213,393	$(656,116)	$1,557,277	$2,164,259	$(582,633)	$1,581,626

The following table presents the Company’s estimate of amortization expense for the remainder of 2018, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2018 (in thousands):

Remainder of 2018	$73,211
2019	139,335
2020	129,801
2021	119,048
2022	113,665
2023	112,464
Thereafter	869,753
$1,557,277

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2017	$2,212,755	$(69,909)	$2,142,846	$1,815,048	$(47,410)	$1,767,638
Acquisitions (See Note 3)	42,136	-	42,136	-	-	-
Balances as of June 30, 2018	$2,254,891	$(69,909)	$2,184,982	$1,815,048	$(47,410)	$1,767,638

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2018, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Compensation and related taxes	$38,824	$44,775
Network affiliation fees	32,666	68,197
Other	54,862	46,309
	$126,352	$159,281

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

The following table provides the components of net periodic benefit (income) cost for the Company’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,350	$150	$6,700	$300
Expected return on plan assets	(6,450)	-	(12,900)	-
Net periodic benefit (income) cost	$(3,100)	$150	$(6,200)	$300

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,913	$157	$7,174	$287
Expected return on plan assets	(7,226)	-	(13,248)	-
Net periodic benefit (income) cost	$(3,313)	$157	$(6,074)	$287

The Company has no required contributions to its qualified retirement plan in 2018. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $6.0 million in 2018.

7.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Term loans, net of financing costs and discount of $51,323 and $57,547, respectively	$2,719,941	$2,791,875
Revolving loans	-	3,000
6.125% Senior unsecured notes due 2022, net of financing costs of $1,777 and $1,992, respectively	273,223	273,008
5.875% Senior unsecured notes due 2022, plus premium of $7,153 and $8,102, respectively	407,153	408,102
5.625% Senior unsecured notes due 2024, net of financing costs of $12,671 and $13,525, respectively	887,329	886,475
	4,287,646	4,362,460
Less: current portion	(41,722)	(92,808)
	$4,245,924	$4,269,652

2018 Transactions

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to partially fund the acquisition of LKQD (See Note 3). Through June 2018, Nexstar repaid in full the outstanding principal balance under its revolving loan for total payments of $44.0 million.

On June 28, 2018, Marshall amended its senior secured credit facility. The amendment refinanced the then outstanding principal balances of Marshall’s term loans and revolving credit facility of $48.8 million and $3.0 million, respectively. The refinancing was funded by Marshall’s new term loan of $51.8 million which Nexstar continues to guarantee. The amendment also extended the maturity date of Marshall’s term loans to December 1, 2019. There were no significant financing costs and lender fees incurred related to Marshall’s refinancing of its senior secured credit facility. As of June 30, 2018, Marshall’s term loans, net of financing costs, had a balance of $51.7 million, of which $1.9 million is in current liabilities.

Nexstar prepaid a total of $20.0 million and $60.0 million in principal balance under its Term Loan B, during the three and six months ended June 30, 2018, respectively, funded by cash on hand. This resulted in losses on extinguishment of debt of $0.5 million and $1.5 million for the three and six months ended June 30, 2018, respectively, representing write-offs of unamortized debt financing costs and discounts.

During the six months ended June 30, 2018, the Company repaid scheduled maturities of $21.2 million of its term loans.

On July 2, 2018, Nexstar prepaid $50.0 million of the outstanding principal under its term loans, funded by cash on hand.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding term loans.

On August 1, 2018, Nexstar prepaid $35.0 million of the outstanding principal under its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2018, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital, a wholly-owned subsidiary of Nexstar, are guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.125% senior secured notes due 2022 (“6.125% Notes”) and the 5.625% Notes due 2024 but does not guarantee Nexstar’s 5.875% Senior Notes due 2022 (the “5.875% Notes”). Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

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

Debt Covenants

The Nexstar amended credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2018, the Company was in compliance with its financial covenant.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,719,941	$2,761,153	$2,791,875	$2,852,199
Revolving loans(1)	-	-	3,000	2,985
6.125% Senior unsecured notes(2)	273,223	278,438	273,008	284,625
5.875% Senior unsecured notes(2)	407,153	406,000	408,102	415,500
5.625% Senior unsecured notes(2)	887,329	861,750	886,475	925,875

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

8.  Common Stock

On April 26, 2018, Nexstar’s Board of Directors approved an additional $200 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. The expansion brought the total capacity under Nexstar’s share repurchase program to approximately $218.6 million when combined with the remaining balance under its prior authorization.

During the three and six months ended June 30, 2018, Nexstar repurchased a total of 250,000 shares for $16.7 million and  751,920 shares for $50.5 million, respectively, of Class A common stock funded by cash on hand. As of June 30, 2018, the remaining available amount under the share repurchase authorization was $201.9 million.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

9.  Stock-Based Compensation Plans

During the three months ended June 30, 2018, Nexstar granted 224,000 restricted stock units to employees with an estimated fair value of $13.6 million. During the six months ended June 30, 2018, Nexstar granted 651,500 restricted stock units to employees and non-employee directors with an estimated fair value of $42.2 million. The restricted stock units vest over a range of three to four years from the date of the award.

10.  Income Taxes

Income tax expense was $33.3 million for the three months ended June 30, 2018 compared to $32.3 million for the same period in 2017. The effective tax rates were 27.8% and 40.0% for each of the respective periods. In December 2017, the Tax Act was signed into law, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease in the effective tax rate. A $1.5 million decrease in permanent differences between the two periods contributed an additional 2.3% decrease in the effective tax rate. These decreases were partially offset by a decrease in nontaxable earnings of $1.3 million, or a 1.6% increase in the effective tax rate. In 2017, the Company released an uncertain tax position resulting in an income tax benefit of $1.6 million, contributing a further 2.0% increase in the effective tax rate between the two periods.

Income tax expense was $50.8 million for the six months ended June 30, 2018 compared to $26.4 million for the same period in 2017. The effective tax rates were 27.5% and 33.1% for each of the respective periods. Decreases between the two periods were primarily attributable to (i) the Tax Act, effecting a 14.0% decrease in the effective tax rate, (ii) the liquidation of Media General legal entities that merged with Nexstar in 2017 and resulted in an income tax expense of $1.5 million in 2017, or a 1.9% decrease in the 2018 effective tax rate compared to prior year, (iii) transaction costs attributable to Nexstar’s merger with Media General that were determined to be nondeductible for tax purposes and resulted in an income tax expense of $1.7 million in 2017, or a 2.1% decrease in the 2018 effective tax rate compared to prior year, and (iv) a $1.0 million decrease in permanent differences, resulting in a 2.3% decrease in the 2018 effective tax rate compared to prior year.

These decreases were partially offset by (i) a $7.7 million income tax benefit in 2017 that resulted from divestiture of stations previously owned by Nexstar, or a 9.6% increase in the 2018 effective tax rate compared to prior year, (ii) a release of an uncertain tax position in 2017 that resulted in an income tax benefit of $1.6 million, or a 2.0% increase in the 2018 effective tax rate compared to prior year, (iii) a decrease in nontaxable earnings of $1.4 million that contributed a 1.6% increase in the 2018 effective tax rate compared to prior year, and (iv) higher excess tax benefits related to stock-based compensation in 2017 amounting to $0.3 million, or a 0.9% increase in the 2018 effective tax rate compared to prior year.

In December 2017, the Tax Act was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we provided a provisional estimate on the effect of the Tax Act within the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2017. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. As of June 30, 2018, there has been no change to the provisional estimates. The Company expects to complete its analysis of the provisional items during the second half of 2018.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations, which must be completed by July 2021.

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

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted in 2014, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments were filed in the first and second quarters of 2018. The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017.  A petition for review of the FCC’s order reinstating the UHF discount was filed pending in a federal appeals court, and Nexstar intervened in the litigation in support of the FCC. On July 25, 2018, the federal court dismissed the appeal for lack of standing. Nexstar is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan accepted bids to relinquish their spectrum. Of these 11 total stations, one station went off the air in November 2017, resulting in the Company now owning 169 full power television stations. The station that went off the air is not expected to have a significant impact on the Company’s future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The Company derecognized the spectrum asset and liability to surrender spectrum of this station in the fourth quarter of 2017. Of the remaining ten stations, eight have ceased broadcasting on their current channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. The remaining two stations will move to VHF channels and must vacate their current channels by September 2019 and May 2020, respectively.

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

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking which among other things asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals.

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

12.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of June 30, 2018, Mission had a maximum commitment of $228.0 million under its senior secured credit facility, of which $225.0 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $51.7 million and Shield had also used all of its commitment and had outstanding obligations of $23.2 million. On June 28, 2018, Marshall amended its senior secured credit facility which extended the maturity date of its outstanding debt to December 1, 2019. As a result of the amendment, Marshall has $1.9 million of short-term debt in current liabilities and $49.8 million of long-term debt included in long-term liabilities in the accompanying June 30, 2018 condensed consolidated balance sheet. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between advertising sales teams of independent local television station owners to artificially inflate prices of local TV advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). The Company denies the allegations against it and will defend its advertising practices as necessary.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended June 30, 2018	Broadcast	Other	Consolidated
Net revenue	$622,888	$37,435	$660,323
Depreciation	20,961	4,129	25,090
Amortization of intangible assets	31,876	5,305	37,181
Income (loss) from operations	207,543	(33,049)	174,494

Three Months Ended June 30, 2017	Broadcast	Other	Consolidated
Net revenue	$594,489	$31,626	$626,115
Depreciation	24,702	1,590	26,292
Amortization of intangible assets	33,274	5,283	38,557
Income (loss) from operations	167,181	(31,652)	135,529

Six Months Ended June 30, 2018	Broadcast	Other	Consolidated
Net revenue	$1,199,873	$75,786	$1,275,659
Depreciation	42,361	8,543	50,904
Amortization of intangible assets	63,929	9,554	73,483
Income (loss) from operations	360,110	(68,000)	292,110

Six Months Ended June 30, 2017	Broadcast	Other	Consolidated
Net revenue	$1,105,656	$60,776	$1,166,432
Depreciation	41,644	6,874	48,518
Amortization of intangible assets	79,207	7,508	86,715
Income (loss) from operations	354,258	(111,209)	243,049

As of June 30, 2018	Broadcast	Other	Consolidated
Goodwill	$2,122,935	$62,047	$2,184,982
Assets	6,578,321	541,173	7,119,494

As of December 31, 2017	Broadcast	Other	Consolidated
Goodwill	$2,122,935	$19,911	$2,142,846
Assets	6,723,685	757,962	7,481,647

The following table presents the disaggregation of the Company’s revenue for the three and six months ended June 30, 2018 under ASC 606. Comparative 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

Three Months Ended June 30, 2018	Broadcast	Other	Consolidated
Local	$198,560	$-	$198,560
National	71,633	-	71,633
Political	31,636	-	31,636
Retransmission compensation	276,273	-	276,273
Digital	26,578	37,421	63,999
Other	14,191	14	14,205
Trade revenue	4,017	-	4,017
Net revenue	$622,888	$37,435	$660,323

Three Months Ended June 30, 2017	Broadcast	Other	Consolidated
Local	$209,594	$-	$209,594
National	77,256	-	77,256
Political	5,488	-	5,488
Retransmission compensation	253,099	-	253,099
Digital	30,753	32,292	63,045
Other	4,938	(666)	4,272
Trade and barter revenue	13,361	-	13,361
Net revenue	$594,489	$31,626	$626,115

Six Months Ended June 30, 2018	Broadcast	Other	Consolidated
Local	$391,828	$-	$391,828
National	138,678	-	138,678
Political	40,902	-	40,902
Retransmission compensation	552,214	-	552,214
Digital	51,046	75,757	126,803
Other	18,345	29	18,374
Trade revenue	6,860	-	6,860
Net revenue	$1,199,873	$75,786	$1,275,659

Six Months Ended June 30, 2017	Broadcast	Other	Consolidated
Local	$388,070	$-	$388,070
National	143,238	-	143,238
Political	7,184	-	7,184
Retransmission compensation	484,994	-	484,994
Digital	47,702	60,708	108,410
Other	8,665	68	8,733
Trade and barter revenue	25,803	-	25,803
Net revenue	$1,105,656	$60,776	$1,166,432

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

The Company receives compensation from MVPDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the MVPDs and is based on a price per subscriber.

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended June 30, 2017, the Company recognized barter revenue (and barter expense) of $9.9 million. During the six months ended June 30, 2017, the Company recognized barter revenue (and barter expense) of $20.1 million. These are included in the trade and barter revenue line in the tables above.

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

As discussed in Note 2, the Company adopted ASU No. 2016-15 on a retrospective basis which reclassified the cash flow classification of certain payments for contingent consideration related to an acquisition in 2017 from financing activities to operating activities and payments received for the settlement of corporate-owned life insurance claims from operating activities to investing activities. The Company also adopted ASU No. 2016-18 on a retrospective basis which impacted the cash flow treatment of transfers between cash, cash equivalents and restricted cash in 2017. Further, the Company adopted ASU No. 2017-07 on a retrospective basis which requires the presentation of the net periodic benefit costs, other than the current service costs, in the income statement separately from the service cost component and outside the subtotal of income from operations. The effects of these adoptions were reflected in the accompanying Condensed Consolidating Statement of Operations and Condensed Consolidating Statement of Cash Flows during the three and six months ended June 30, 2017.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$126,362	$6,557	$14,762	$-	$147,681
Accounts receivable	-	435,598	12,943	75,537	-	524,078
Amounts due from consolidated entities	-	74,146	84,872	-	(159,018)	-
Other current assets	-	39,570	1,219	4,996	(456)	45,329
Total current assets	-	675,676	105,591	95,295	(159,474)	717,088
Investments in subsidiaries	857,802	108,884	-	-	(966,686)	-
Amounts due from consolidated entities	800,691	13,218	-	-	(813,909)	-
Property and equipment, net	-	687,789	18,364	14,386	(75)	720,464
Goodwill	-	1,968,147	33,187	183,648	-	2,184,982
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,416,778	14,757	125,742	-	1,557,277
Other noncurrent assets	-	166,214	3,569	15,480	(13,218)	172,045
Total assets	$1,658,493	$6,652,536	$218,570	$543,257	$(1,953,362)	$7,119,494
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$3,165	$-	$41,722
Accounts payable	-	51,359	1,783	12,986	-	66,128
Amounts due to consolidated entities	-	-	-	159,018	(159,018)	-
Other current liabilities	213	155,618	4,776	26,569	(456)	186,720
Total current liabilities	213	243,220	8,873	201,738	(159,474)	294,570
Debt	-	3,951,509	222,651	71,764	-	4,245,924
Amounts due to consolidated entities	-	567,341	-	246,778	(814,119)	-
Deferred tax liabilities	-	621,727	-	11,289	-	633,016
Other noncurrent liabilities	-	302,898	6,773	7,077	(13,218)	303,530
Total liabilities	213	5,686,695	238,297	538,646	(986,811)	5,477,040
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,658,280	965,841	(19,727)	(4,404)	(966,551)	1,633,439
Noncontrolling interests in consolidated variable interest entities	-	-	-	9,015	-	9,015
Total liabilities and stockholders' equity (deficit)	$1,658,493	$6,652,536	$218,570	$543,257	$(1,953,362)	$7,119,494

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$90,860	$9,524	$15,268	$-	$115,652
Accounts receivable	-	484,096	14,717	64,130	-	562,943
Amounts due from consolidated entities	-	55,417	92,923	-	(148,340)	-
Spectrum asset	-	279,069	-	26,695	-	305,764
Other current assets	-	64,256	2,070	5,533	-	71,859
Total current assets	-	973,698	119,234	111,626	(148,340)	1,056,218
Investments in subsidiaries	617,297	109,354	-	-	(726,651)	-
Amounts due from consolidated entities	970,207	-	-	-	(970,207)	-
Property and equipment, net	-	697,898	18,454	17,861	(75)	734,138
Goodwill	-	1,959,386	33,187	150,273	-	2,142,846
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,476,297	15,841	89,488	-	1,581,626
Other noncurrent assets	-	189,303	2,645	7,233	-	199,181
Total assets	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$54,251	$-	$92,808
Accounts payable	-	24,293	1,090	5,753	-	31,136
Liability to surrender spectrum asset	-	286,740	-	27,347	-	314,087
Amounts due to consolidated entities	-	-	-	148,340	(148,340)	-
Other current liabilities	-	192,827	13,310	26,535	-	232,672
Total current liabilities	-	540,103	16,714	262,226	(148,340)	670,703
Debt	-	4,024,129	223,428	22,095	-	4,269,652
Amounts due to consolidated entities		714,408	-	256,010	(970,418)	-
Deferred tax liabilities	-	613,227	-	6,214	-	619,441
Other noncurrent liabilities	-	322,572	7,626	10,343	-	340,541
Total liabilities	-	6,214,439	247,768	556,888	(1,118,758)	5,900,337
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,587,504	807,327	(15,305)	(82,397)	(726,515)	1,570,614
Noncontrolling interests in consolidated variable interest entities	-	-	-	10,696	-	10,696
Total liabilities and stockholders' equity (deficit)	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$594,056	$17,606	$48,661	$-	$660,323
Revenue between consolidated entities	13,205	22,447	9,058	18,439	(63,149)	-
Net revenue	13,205	616,503	26,664	67,100	(63,149)	660,323
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	218,740	10,013	46,996	(1,310)	274,439
Selling, general, and administrative expenses, excluding depreciation and amortization	15,181	133,087	1,112	10,945	(21,422)	138,903
Local service agreement fees between consolidated entities	-	17,971	13,250	9,196	(40,417)	-
Amortization of broadcast rights	-	14,797	409	707	-	15,913
Amortization of intangible assets	-	29,674	540	6,967	-	37,181
Depreciation	-	22,885	504	1,701	-	25,090
Reimbursement from the FCC related to station repack	-	(5,510)	(187)	-	-	(5,697)
Total operating expenses	15,181	431,644	25,641	76,512	(63,149)	485,829
(Loss) income from operations	(1,976)	184,859	1,023	(9,412)	-	174,494
Interest expense, net	-	(52,539)	(2,739)	(1,003)	-	(56,281)
Loss on extinguishment of debt	-	(481)	-	-	-	(481)
Pension and other postretirement plans credit, net	-	2,950	-	-	-	2,950
Other expenses	-	(812)	-	-	-	(812)
Equity in income of subsidiaries	94,171	-	-	-	(94,171)	-
Income (loss) before income taxes	92,195	133,977	(1,716)	(10,415)	(94,171)	119,870
Income tax (expense) benefit	(423)	(34,455)	425	1,189	-	(33,264)
Net income (loss)	91,772	99,522	(1,291)	(9,226)	(94,171)	86,606
Net loss attributable to noncontrolling interests	-	-	-	1,126	-	1,126
Net income (loss) attributable to Nexstar	$91,772	$99,522	$(1,291)	$(8,100)	$(94,171)	$87,732

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$544,266	$17,555	$64,294	$-	$626,115
Revenue between consolidated entities	-	18,656	9,400	6,438	(34,494)	-
Net revenue	-	562,922	26,955	70,732	(34,494)	626,115
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	200,039	8,892	44,705	(1,026)	252,610
Selling, general, and administrative expenses, excluding depreciation and amortization	-	142,633	877	11,351	(7,420)	147,441
Local service agreement fees between consolidated entities	-	15,577	4,500	5,971	(26,048)	-
Amortization of broadcast rights	-	22,723	1,414	1,549	-	25,686
Amortization of intangible assets	-	33,146	638	4,773	-	38,557
Depreciation	-	24,120	587	1,585	-	26,292
Total operating expenses	-	438,238	16,908	69,934	(34,494)	490,586
Income from operations	-	124,684	10,047	798	-	135,529
Interest expense, net	-	(51,760)	(2,556)	(1,369)	-	(55,685)
Loss on extinguishment of debt	-	(1,323)	-	-	-	(1,323)
Pension and other postretirement plans credit, net	-	3,156	-	-	-	3,156
Other (expenses) income	-	(1,331)	-	431	-	(900)
Equity in income of subsidiaries	39,434	-	-	-	(39,434)	-
Income (loss) before income taxes	39,434	73,426	7,491	(140)	(39,434)	80,777
Income tax (expense)	-	(28,850)	(2,917)	(555)	-	(32,322)
Net income (loss)	39,434	44,576	4,574	(695)	(39,434)	48,455
Net income attributable to noncontrolling interests	-	-	-	(4,463)	-	(4,463)
Net income (loss) attributable to Nexstar	$39,434	$44,576	$4,574	$(5,158)	$(39,434)	$43,992

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$1,143,737	$33,763	$98,159	$-	$1,275,659
Revenue between consolidated entities	13,205	42,703	17,486	35,144	(108,538)	-
Net revenue	13,205	1,186,440	51,249	133,303	(108,538)	1,275,659
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	439,919	20,160	95,987	(2,664)	553,402
Selling, general, and administrative expenses, excluding depreciation and amortization	15,181	269,272	2,328	22,251	(28,224)	280,808
Local service agreement fees between consolidated entities	-	34,947	26,500	16,203	(77,650)	-
Amortization of broadcast rights	-	29,792	821	1,400	-	32,013
Amortization of intangible assets	-	59,519	1,084	12,880	-	73,483
Depreciation	-	46,346	1,021	3,537	-	50,904
Reimbursement from the FCC related to station repack	-	(6,874)	(187)	-	-	(7,061)
Total operating expenses	15,181	872,921	51,727	152,258	(108,538)	983,549
(Loss) income from operations	(1,976)	313,519	(478)	(18,955)	-	292,110
Interest expense, net	-	(103,573)	(5,350)	(1,947)	-	(110,870)
Loss on extinguishment of debt	-	(1,486)	-	-	-	(1,486)
Pension and other postretirement plans credit, net	-	5,900	-	-	-	5,900
Other expenses	-	(941)	-	2	-	(939)
Equity in income of subsidiaries	146,203	-	-	-	(146,203)	-
Income (loss) before income taxes	144,227	213,419	(5,828)	(20,900)	(146,203)	184,715
Income tax (expense) benefit	(423)	(54,905)	1,406	3,154	-	(50,768)
Net income (loss)	143,804	158,514	(4,422)	(17,746)	(146,203)	133,947
Net loss attributable to noncontrolling interests	-	-	-	1,907	-	1,907
Net income (loss) attributable to Nexstar	$143,804	$158,514	$(4,422)	$(15,839)	$(146,203)	$135,854

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$1,018,412	$35,463	$112,557	$-	$1,166,432
Revenue between consolidated entities	-	32,726	18,222	4,615	(55,563)	-
Net revenue	-	1,051,138	53,685	117,172	(55,563)	1,166,432
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	378,796	17,912	75,696	(1,065)	471,339
Selling, general, and administrative expenses, excluding depreciation and amortization	-	309,109	1,850	23,001	(9,586)	324,374
Local service agreement fees between consolidated entities	-	25,783	9,000	10,129	(44,912)	-
Amortization of broadcast rights	-	44,184	2,812	3,157	-	50,153
Amortization of intangible assets	-	74,512	1,274	10,929	-	86,715
Depreciation	-	44,190	1,175	3,153	-	48,518
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	818,858	34,023	126,065	(55,563)	923,383
(Loss) income from operations	-	232,280	19,662	(8,893)	-	243,049
Interest expense, net	-	(127,340)	(5,206)	(2,376)	-	(134,922)
Loss on extinguishment of debt	-	(30,768)	(2,133)	(226)	-	(33,127)
Pension and other postretirement plans credit, net	-	5,787	-	-	-	5,787
Other expenses	-	(1,007)	-	-	-	(1,007)
Equity in income of subsidiaries	42,558	-	-	-	(42,558)	-
Income (loss) before income taxes	42,558	78,952	12,323	(11,495)	(42,558)	79,780
Income tax (expense) benefit	-	(24,989)	(4,798)	3,406	-	(26,381)
Net income (loss)	42,558	53,963	7,525	(8,089)	(42,558)	53,399
Net income attributable to noncontrolling interests	-	-	-	(3,358)	-	(3,358)
Net income (loss) attributable to Nexstar	$42,558	$53,963	$7,525	$(11,447)	$(42,558)	$50,041

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$320,610	$(1,298)	$4,823	$-	$324,135

Cash flows from investing activities:
Purchases of property and equipment	-	(32,198)	(512)	(3,680)	-	(36,390)
Deposits and payments for acquisitions	-	(85,867)	-	-	-	(85,867)
Other investing activities	-	4,256	-	5	-	4,261
Net cash used in investing activities	-	(113,809)	(512)	(3,675)	-	(117,996)

Cash flows from financing activities:
Proceeds from long-term debt	-	44,000	-	51,759	-	95,759
Repayments of long-term debt	-	(122,120)	(1,157)	(53,639)	-	(176,916)
Common stock dividends paid	(34,443)	-	-	-	-	(34,443)
Purchase of treasury stock	(50,524)	-	-	-	-	(50,524)
Inter-company payments	87,624	(87,624)	-	-	-	-
Other financing activities	(2,657)	(5,555)	-	226	-	(7,986)
Net cash used in financing activities	-	(171,299)	(1,157)	(1,654)	-	(174,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	-	35,502	(2,967)	(506)	-	32,029
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$126,362	$6,557	$14,762	$-	$147,681

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$99,646	$(756)	$11,959	$-	$110,849

Cash flows from investing activities:
Purchases of property and equipment	-	(23,525)	(182)	(3,984)	-	(27,691)
Deposits and payments for acquisitions	-	(2,970,394)	(800)	-	-	(2,971,194)
Proceeds from sale of a station	-	481,944	-	-	-	481,944
Other investing activities	-	14,828	-	-	-	14,828
Net cash used in investing activities	-	(2,497,147)	(982)	(3,984)	-	(2,502,113)

Cash flows from financing activities:
Proceeds from long-term debt	-	2,797,106	230,840	53,915	-	3,081,861
Repayments of long-term debt	-	(1,111,606)	(225,892)	(53,300)	-	(1,390,798)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Common stock dividends paid	(28,268)	-	-	-		(28,268)
Payments for debt financing costs	-	(47,578)	(3,779)	-	-	(51,357)
Purchase of treasury stock	(58,294)	-	-	-	-	(58,294)
Inter-company payments	87,291	(87,291)	-	-	-	-
Other financing activities	(729)	(4,013)	-	(1,764)	-	(6,506)
Net cash provided by (used in) financing activities	-	1,461,667	1,169	(1,149)	-	1,461,687
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(935,834)	(569)	6,826	-	(929,577)
Cash, cash equivalents and restricted cash at beginning of period	-	1,003,629	6,478	5,372	-	1,015,479
Cash, cash equivalents and restricted cash at end of period	$-	$67,795	$5,909	$12,198	$-	$85,902

15.  Subsequent Events

On July 2, 2018, Nexstar prepaid $50.0 million of the outstanding principal under its term loans, funded by cash on hand.

On July 15, 2018, Nexstar entered into a definitive agreement to acquire the assets of WHDF from Huntsville TV. WHDF is a full power television station in the Huntsville, Alabama market and an affiliate of CW. On August 1, 2018, Nexstar entered into a definitive agreement to acquire the assets of KRBK from KRBK LLC. KRBK is a full power television station in the Springfield, Missouri market and an affiliate of FOX. The aggregate purchase price is $19.45 million in cash, subject to adjustments for working capital.

On July 15, 2018 and August 1, 2018, Nexstar completed the first closing of these acquisitions and acquired the stations’ assets excluding certain transmission equipment, FCC licenses and network affiliation agreements for $16.25 million, plus working capital adjustments, funded by cash on hand. The acquisition is subject to FCC approval and other customary conditions. The remaining purchase price of $3.2 million is expected to be funded through cash generated from operations prior to the second closing which is projected to occur in the fourth quarter of 2018. Nexstar also began providing programming and sales services to these stations pursuant to TBAs, effective July 15, 2018 for WHDF and August 1, 2018 for KRBK, which will terminate upon completion of the acquisitions. If any of these transactions cannot be completed for reasons beyond the control of Nexstar and the sellers, the related TBA will terminate upon termination of the purchase agreement.

On July 26, 2018, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.375 per share of its Class A common stock. The dividend is payable on August 24, 2018 to stockholders of record on August 10, 2018.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding term loans.

On August 1, 2018, Nexstar prepaid $35.0 million of the outstanding principal under its term loans, funded by cash on hand.

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

Executive Summary

2018 Highlights

•

During the second quarter of 2018, net revenue increased by $34.2 million, or 5.5% compared to the same period in 2017, primarily due to increases in political and retransmission revenue of $26.1 and $23.2 million, respectively. These increases were partially offset by a decrease in local and national revenue of $16.6 million, primarily due to changes in the mix between our local, national, and political advertising revenues during an election year.

•	For each of the first two quarters of 2018, our Board of Directors declared dividends of $0.375 per share of our outstanding common stock, or total dividend payments of $34.4 million.

•

On April 26, 2018, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $200.0 million of our Class A common stock. The expansion brought the total capacity under our share repurchase program to approximately $218.6 million when combined with the remaining balance under our prior authorization. During the three months ended June 30, 2018, we repurchased a total of 250,000 shares of our Class A common stock for $16.7 million, funded by cash on hand. As of June 30, 2018, the remaining available amount under the share repurchase authorization was $201.9 million.

Acquisitions

•

On January 16, 2018, Nexstar Digital completed the previously announced acquisition of LKQD for approximately $97.0 million, of which $94.0 million was paid on the closing date and the remaining $3.0 million on April 27, 2018. The sellers could also receive up to $35.0 million in Earnout Payments if a certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital through the date of payment. The acquisition of LKQD’s diversified video supply allows us to expand reach and create new opportunities for our advertising clients to target their customers across both television and digital video landscapes.

•

On July 15, 2018 and August 1, 2018, we acquired the assets, excluding certain transmission equipment, FCC licenses and network affiliation agreements, of WHDF from Huntsville TV and KRBK from KRBK LLC, respectively, for a total payment of $16.25 million, plus working capital adjustments, funded by cash on hand. These acquisitions are subject to FCC approval and other customary conditions. The remaining purchase price of $3.2 million is expected to be funded through cash generated from operations prior to the second closing which we project to occur in the fourth quarter of 2018. We also began providing programming and sales services to these stations pursuant to TBAs, effective July 15, 2018 for WHDF and August 1, 2018 for KRBK. The TBAs will terminate upon completion of the acquisitions.

See also Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above acquisition.

Debt Transactions

•

On January 16, 2018, we borrowed $44.0 million under our revolving credit facility to fund the acquisition of LKQD. Through June 2018, we repaid the entire $44.0 million principal balance under our revolving credit facility, funded by cash on hand.

•	Through June 2018, we prepaid a total of $60.0 million in principal balance under our term loans.

•	Through June 2018, the Company repaid scheduled maturities of $21.2 million under its term loans.

•

In June 2018, Marshall refinanced the outstanding principal balances under its term loan and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new term loan of $51.8 million. The new term loan matures on December 1, 2019.

•	On July 2, 2018, Nexstar prepaid $50.0 million of the outstanding principal under its term loans, funded by cash on hand.
•

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding term loans.

•	On August 1, 2018, Nexstar prepaid $35.0 million of the outstanding principal under its term loans, funded by cash on hand.

See also Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above debt transactions.

Overview of Operations

As of June 30, 2018, we owned, operated, programmed or provided sales and other services to 169 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties (VIEs). See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities. Mission and Nexstar Digital are guarantors of our senior secured credit facility. Mission also guarantee our 6.125% Notes and our 5.625% Notes but does not guarantee our 5.875% Notes. Nexstar Digital does not guarantee any of our notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2018 and 2024) are freely exercisable or assignable by us without consent or approval by Mission or its stockholders. We expect these option agreements to be renewed upon expiration.

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

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that will share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their current channels and implemented channel sharing agreements. The two stations moving to VHF channels must vacate their current channels by September 2019 and May 2020, respectively.

61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack of $230.8 million, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Seasonality

Advertising revenue is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. The Company’s stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and presidential elections occur and advertising airs during the Olympic Games. As 2018 is an election year and Olympic year, we expect an increase in advertising revenues to be reported in 2018 compared to 2017.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total net revenue:

	Three Months Ended June 30,
	2018		2017
	Amount	%	Previously Reported	Reclassifications	Current Presentation	%
Local	$198,560	30.1	$237,980	$(28,386)	$209,594	33.5
National	71,633	10.8	91,063	(13,807)	77,256	12.3
Political	31,636	4.8	6,456	(968)	5,488	0.9
Retransmission compensation	276,273	41.8	253,099	-	253,099	40.4
Digital	63,999	9.7	63,983	(938)	63,045	10.1
Other	14,205	2.2	4,272	-	4,272	0.7
Trade and barter revenue	4,017	0.6	13,361	-	13,361	2.1
Total revenue	660,323	100.0	670,214	(44,099)	626,115	100.0
Less: Agency Commissions	-		(44,099)	44,099	-
Net Revenue	$660,323		$626,115		$626,115

	Six Months Ended June 30,
	2018		2017
	Amount	%	Previously Reported	Reclassifications	Current Presentation	%
Local	$391,828	30.7	$440,410	$(52,340)	$388,070	33.3
National	138,678	10.9	168,774	(25,536)	143,238	12.3
Political	40,902	3.2	8,451	(1,267)	7,184	0.6
Retransmission compensation	552,214	43.3	484,994	-	484,994	41.7
Digital	126,803	9.9	110,688	(2,278)	108,410	9.3
Other	18,374	1.5	8,733	-	8,733	0.6
Trade and barter revenue	6,860	0.5	25,803	-	25,803	2.2
Total revenue	1,275,659	100.0	1,247,853	(81,421)	1,166,432	100.0
Less: Agency Commissions	-		(81,421)	81,421	-
Net Revenue	$1,275,659		$1,166,432		$1,166,432

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and related barter expense) resulting from the exchange of advertising time for certain program material. During the three and six months ended June 30, 2017, respectively, we recognized barter revenue (and barter expense) of $9.9 million and $20.1 million, included in the trade and barter revenue line in the table above. Additionally, the Company now presents local, national, political and digital revenues, exclusive of the related agency commission, as shown in the reclassifications column in the table above. The change in the presentation of local, national, political and digital revenues was prepared for comparative purposes and did not impact the Company’s past or future net revenue, income from operations or net income.

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$660,323	100.0	$626,115	100.0	$1,275,659	100.0	$1,166,432	100.0
Operating expenses:
Corporate expenses	27,384	4.1	27,914	4.5	53,727	4.2	94,944	8.1
Direct operating expenses, net of trade	270,200	40.9	248,880	39.7	545,679	42.8	464,940	39.9
Selling, general and administrative expenses, excluding corporate	111,519	16.9	119,527	19.1	227,081	17.8	229,430	19.7
Trade and barter expense	4,239	0.6	13,655	2.2	7,723	0.6	26,555	2.3
Depreciation	25,090	3.8	26,292	4.2	50,904	4.0	48,518	4.2
Amortization of intangible assets	37,181	5.6	38,557	6.2	73,483	5.8	86,715	7.4
Amortization of broadcast rights, excluding barter	15,913	2.6	15,761	2.5	32,013	2.5	29,997	2.5
Gain on disposal of stations, net	-	-	-	-	-	-	(57,716)	(4.9)
Reimbursement from the FCC related to station repack	(5,697)	(0.9)	-	-	(7,061)	(0.6)	-	-
Total operating expenses	485,829		490,586		983,549		923,383
Income from operations	$174,494		$135,529		$292,110		$243,049

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $198.6 million for the three months ended June 30, 2018, compared to $209.6 million for the same period in 2017, a decrease of $11.0 million, or 5.3%. National advertising revenue was $71.6 million for the three months ended June 30, 2018, compared to $77.3 million for the same period in 2017, a decrease of $5.6 million, or 7.3%. The decrease primarily reflects the changes in the mix between our local, national and political advertising revenue during an election year. Our largest advertiser category, automobile, represented approximately 23% and 24% of our local and national advertising revenue for the three months ended June 30, 2018 and 2017, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 11.9% during the quarter. The other categories representing our top five were attorneys and medical/healthcare, which increased in 2018, and fast food/restaurants and furniture, which decreased in 2018.

Political advertising revenue was $31.6 million for the three months ended June 30, 2018, compared to $5.5 million for the same period in 2017, an increase of $26.1 million, as 2018 is an election year.

Retransmission compensation was $276.3 million for the three months ended June 30, 2018, compared to $253.1 million for the same period in 2017, an increase of $23.2 million, or 9.2%. The increase in revenue was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $64.0 million for the three months ended June 30, 2018, compared to $63.0 million for the same period in 2017, an increase of $1.0 million, or 1.5%. This was primarily attributable to incremental revenue from our acquisition of $8.9 million and an increase in our social media platform revenue of $1.5 million. These increases were partially offset by a decrease in revenue due to rebranding and consolidation of our digital products and offerings of $9.9 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were consistent at $27.4 million for the three months ended June 30, 2018, compared to $27.9 million for the same period in 2017.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $381.7 million for the three months ended June 30, 2018, compared to $368.4 million for the same period in 2017, an increase of $13.3 million, or 3.6%. This was primarily due to an increase in our stations’ programming costs of $19.9 million, primarily related to network affiliation agreements. Network affiliation fees have been increasing industry-wide and will continue to increase over the next several years. Additionally, our recent acquisition resulted in incremental expenses of $5.6 million. These transactions were partially offset by a decrease in claims for health benefits of $2.7 million, and a decrease in expenses due to rebranding and consolidation of our digital products and offerings of $8.3 million.

Depreciation of property and equipment was $25.1 million for the three months ended June 30, 2018, compared to $26.3 million for the same period in 2017, a decrease of $1.2 million, or 4.6%. This was primarily due to decreases in depreciation from fully depreciated assets.

Amortization of intangible assets was $37.2 million for the three months ended June 30, 2018, compared to $38.6 million for the same period in 2017, a decrease of $1.4 million, or 3.6%. This was primarily attributable to decreases in amortization from certain fully amortized assets.

Amortization of broadcast rights, excluding barter was consistent at $15.9 million for the three months ended June 30, 2018, compared to $15.8 million for the same period in 2017.

Interest Expense, net

Interest expense, net was consistent at $56.3 million for the three months ended June 30, 2018, compared to $55.7 million for the same period in 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.5 million for the three months ended June 30, 2018, compared to $1.3 million for the same period in 2017, a decrease of $0.8 million, primarily due to a decrease in prepayments of our term loans in 2018 compared to prior year.

Income Taxes

Income tax expense was $33.3 million for the three months ended June 30, 2018, compared to $32.3 million for the same period in 2017. The effective tax rates were 27.8% and 40.0% for each of the respective periods.

In December 2017, the Tax Act was signed into law, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease in the effective tax rate. A $1.5 million decrease in permanent differences between the two periods contributed an additional 2.3% decrease in the effective tax rate. These decreases were partially offset by a decrease in nontaxable earnings of $1.3 million, or a 1.6% increase in the effective tax rate. In 2017, the Company released an uncertain tax position resulting in an income tax benefit of $1.6 million, contributing a further 2.0% increase in the effective tax rate between the two periods.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $391.8 million for the six months ended June 30, 2018, compared to $388.1 million for the same period in 2017, an increase of $3.8 million, or 1.0%. National advertising revenue was $138.7 million for the six months ended June 30, 2018, compared to $143.2 million for the same period in 2017, a decrease of $4.6 million, or 3.2%. Our legacy stations’ local and national advertising revenue decreased by $21.7 million, which reflected the changes in the mix between our local, national, and political advertising revenue during an election year. Our station divestitures in 2017 also resulted in a decrease in revenue of $0.7 million. These decreases were offset by incremental revenue from our acquired stations in 2017 of $21.7 million and increases in advertising revenue from the Olympics on our NBC affiliate stations in the first quarter of 2018. Our largest advertiser category, automobile, represented approximately 23% and 25% of our local and national advertising revenue for the six months ended June 30, 2018 and 2017, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 11% during the quarter. The other categories representing our top five were attorneys, which increased in 2018, and fast food/restaurants, medical/healthcare and furniture, which decreased in 2018.

Political advertising revenue was $40.9 million for the six months ended June 30, 2018, compared to $7.2 million for the same period in 2017, an increase of $33.7 million, as 2018 is an election year.

Retransmission compensation was $552.2 million for the six months ended June 30, 2018, compared to $485.0 million for the same period in 2017, an increase of $67.2 million, or 13.9%. The increase in retransmission compensation was attributable to revenue from our legacy stations and newly acquired stations of $29.5 million and $38.5 million, respectively, partially offset by a decrease of $0.8 million in revenue resulting from station divestitures. The increase in revenue from our legacy stations was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $126.8 million for the six months ended June 30, 2018, compared to $108.4 million for the same period in 2017, an increase of $18.4 million, or 17.0%. This was primarily attributable to incremental revenue resulting from our acquisitions of $33.4 million and an increase in our social media platform revenue of $1.5 million. These increases were partially offset by a decrease in revenue due to rebranding and consolidation of our digital products and offerings of $17.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $53.7 million for the six months ended June 30, 2018, compared to $94.9 million for the same period in 2017, a decrease of $41.2 million, or 43.4%. This was primarily attributable to a decrease in legal and professional fees, severance and bonuses of $42.7 million associated with our 2017 acquisitions. This decrease was partially offset by a $3.3 million increase in stock-based compensation related to new equity incentive awards.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $772.8 million for the six months ended June 30, 2018 compared to $694.4 million for the same period in 2017, an increase of $78.4 million, or 11.3%. The increase was primarily due to expenses of our newly acquired stations and entities of $74.8 million, partially offset by a decrease of $1.2 million related to our station divestitures. Additionally, our legacy stations’ programming costs increased by $26.1 million, primarily related to network affiliation agreements. Network affiliation fees have been increasing industry-wide and will continue to increase over the next several years. These increases were partially offset by a $2.7 million decrease in claims for health benefits and a decrease in expenses due to rebranding and consolidation of our digital products and offerings of $15.3 million.

Depreciation of property and equipment was $50.9 million for the six months ended June 30, 2018, compared to $48.5 million for the same period in 2017, an increase of $2.4 million, or 4.9%. The increase was primarily due to incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $73.5 million for the six months ended June 30, 2018, compared to $86.7 million for the same period in 2017, a decrease of $13.2 million, or 15.3%. This was primarily attributable to decreases in amortization from certain fully amortized assets, partially offset by incremental amortization from our acquisition in 2018.

Amortization of broadcast rights, excluding barter was $32.0 million for the six months ended June 30, 2018, compared to $30.0 million for the same period in 2017, an increase of $2.0 million, or 6.7%, primarily attributable to incremental amortization from our stations acquired in January 2017.

In connection with our merger with Media General in 2017, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million and we sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million for the six months ended June 30, 2017.

Interest Expense, net

Interest expense, net was $110.9 million for the six months ended June 30, 2018, compared to $134.9 million for the same period in 2017, a decrease of $24.1 million, or 17.8%. The decrease was primarily attributable to one-time fees associated with the financing of our acquisitions in January 2017 and the redemption of our $525.0 million 6.875% Notes in February 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.5 million for the six months ended June 30, 2018, compared to $33.1 million for the same period in 2017, a decrease of $31.6 million. In 2018, the loss on extinguishment of debt resulted from prepayments of our term loans, representing the write-off of unamortized debt financing costs and debt discounts/premiums. In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%. We also refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $195.0 million principal balance under our term loans. These transactions resulted in loss on debt extinguishment of $33.1 million, representing premiums paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt extinguishments.

Income Taxes

Income tax expense was $50.8 million for the six months ended June 30, 2018, compared to $26.4 million for the same period in 2017. The effective tax rates were 27.5% and 33.1% for each of the respective periods.

Decreases in the effective tax rate between the two periods were primarily attributable to (i) the Tax Act, effecting a 14.0% decrease in the effective tax rate, (ii) the liquidation of Media General legal entities that merged with us in 2017 and resulted in an income tax expense of $1.5 million in 2017, or a 1.9% decrease in the 2018 effective tax rate compared to prior year, (iii) transaction costs attributable to our merger with Media General that were determined to be nondeductible for tax purposes and resulted in an income tax expense of $1.7 million in 2017, or a 2.1% decrease in the 2018 effective tax rate compared to prior year, and (iv) a $1.0 million decrease in permanent differences, resulting in a 2.3% decrease in the 2018 effective tax rate compared to prior year.

These decreases were partially offset by (i) a $7.7 million income tax benefit in 2017 that resulted from divestiture of stations we previously owned, or a 9.6% increase in the 2018 effective tax rate compared to prior year, (ii) a release of an uncertain tax position in 2017 that resulted in an income tax benefit of $1.6 million, or a 2.0% increase in the 2018 effective tax rate compared to prior year, (iii) a decrease in nontaxable earnings of $1.4 million that contributed a 1.6% increase in the 2018 effective tax rate compared to prior year, and (iv) higher excess tax benefits related to stock-based compensation in 2017 amounting to $0.3 million, or a 0.9% increase in the 2018 effective tax rate compared to prior year.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. Based on current operations and anticipated future growth, the Company believes that its available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. In order to meet future cash needs the Company may, from time to time, borrow under its existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of its existing debt arrangements permit. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$324,135	$110,849
Net cash used in investing activities	(117,996)	(2,502,113)
Net cash (used in) provided by financing activities	(174,110)	1,461,687
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,029	$(929,577)
Cash paid for interest	$104,874	$143,521
Income taxes paid, net of refunds	$32,781	$51,972

As discussed in Note 2 to our Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q, we have adopted ASU No. 2016-15 and ASU 2016-18 effective on January 1, 2018. The adoption impacted our cash flow presentation in 2017, which resulted in a decrease in net cash provided by operating activities of $27.0 million, an increase in net cash used in investing activities of $4.8 million and a decrease in net cash provided by financing activities of $896.0 million. Additionally, the cash paid for interest increased by $25.9 million in 2017.

	As of	As of
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$147,681	$115,652
Long-term debt including current portion	4,287,646	4,362,460
Unused revolving loan commitments under senior secured credit facilities(1)	172,000	172,000

(1)	Based on covenant calculations as of June 30, 2018, all of the $172.0 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $213.3 million during the six months ended June 30, 2018, compared to the same period in 2017. This was primarily due to an increase in net revenue (excluding trade and barter) of $128.0 million less an increase in station and corporate operating expenses (excluding non-cash transactions) of $30.2 million, source of cash resulting from timing of accounts receivable collections of $43.9 million, a decrease in cash paid for interest of $38.6 million, a decrease in payments for tax liabilities of $19.2 million, source of cash from timing of payments to vendors of $2.0 million and a decrease in payments for contingent consideration related to a past acquisition of $4.0 million. These transactions were partially offset by an increase in payments for broadcast rights of $3.3 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $2.384 billion during the six months ended June 30, 2018, compared to the same period in 2017. In 2018, we completed our acquisition of LKQD for a cash purchase price of $97.0 million, less $11.2 million of cash acquired. We also received $3.9 million in proceeds from disposal of assets. In 2017, we completed our merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.8 million of cash acquired. In connection with the merger, we also repaid $1.658 billion of Media General’s then existing indebtedness as part of the acquisition purchase price. These were partially offset by $481.9 million net proceeds from station divestitures and $14.6 million in proceeds from disposal of assets, primarily the sale of a real estate property.

Capital expenditures during the six months ended June 30, 2018 increased by $8.7 million compared to the same period in 2017, primarily due to increased spending of $6.9 million related to station repacking costs, an increase of $1.3 million related to station relinquishment of spectrum and further increases due to acquired stations and entities.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $1.636 billion during the six months ended June 30, 2018, compared to the same period in 2017.

In 2018, Marshall refinanced the outstanding principal balances under its term loan and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new term loan of $51.8 million. We also borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD and received $2.1 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $81.2 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $34.4 million ($0.375 per share each quarter), payments for capital lease obligations of $5.6 million and cash payment for taxes in exchange for shares of common stock withheld of $4.7 million.

In 2017, the Company borrowed new term loans, net of debt discount, of $3.079 billion and drew $3.0 million under a new revolving loan. We also received $3.3 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term loans and a revolving loan of Nexstar, Mission and Marshall with an aggregate principal of $670.8 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, prepayment of $195.0 outstanding principal balances under our new term loans, payments for debt financing costs associated with our refinanced term loans and revolving loan of $51.4 million, payments to acquire the remaining assets of stations previously owned by West Virginia Media Holdings, LLC of $66.9 million, purchases of treasury stock of $58.3 million, payments of dividends to our common stockholders of $28.3 million ($0.30 per share each quarter), payments for contingent consideration related  to a past acquisition of $1.0 million, payments for capital lease obligations of $4.6 million and cash payment for taxes in exchange for shares of common stock withheld of $4.0 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2018, we, Mission, Marshall and Shield had total combined debt of $4.3 billion, net of financing costs and discounts, which represented 72.4% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The Company had $172.0 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 26, 2018, our board of directors approved an increase in our share repurchase authorization to repurchase our Class A common stock. During the six months ended June 30, 2018, we repurchased 751,920 shares of our Class A Common Stock for $50.5 million, funded by cash on hand. As of June 30, 2018, the remaining available amount under our share repurchase authorization was $201.9 million.

On July 2, 2018, we prepaid $50.0 million of the outstanding principal under our term loans, funded by cash on hand.

On July 15, 2018 and August 1, 2018, we acquired the assets, excluding certain transmission equipment, FCC licenses and network affiliation agreements, of WHDF from Huntsville TV and KRBK from KRBK LLC, respectively, for a total payment of $16.25 million, plus working capital adjustments, funded by cash on hand. These acquisitions are subject to FCC approval and other customary conditions. The remaining purchase price of $3.2 million is expected to be funded through cash generated from operations prior to the second closing which we project to occur in the fourth quarter of 2018.

On July 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.375 per share of our Class A common stock. The dividend is payable on August 24, 2018 to stockholders of record on August 10, 2018 to be funded by cash on hand.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding term loans.

On August 1, 2018, we prepaid $35.0 million of the outstanding principal under our term loans, funded by cash on hand.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2018 (in thousands):

	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Nexstar senior secured credit facility	$2,466,250	$18,121	$96,043	$583,506	$1,768,580
Mission senior secured credit facility	229,683	1,157	4,628	4,628	219,270
Marshall senior secured credit facility	51,759	647	51,112	-	-
Shield senior secured credit facility	23,572	612	3,245	19,715	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,346,264	$20,537	$155,028	$1,282,849	$2,887,850

We make semiannual interest payments on the 6.125% Notes on February 15 and August 15 of each year. We make semiannual interest payments on the 5.625% Notes on February 1 and August 1 of each year. We make semiannual payments on the 5.875% Notes on May 15 and November 15 of each year. Interest payments on our, Mission’s, Marshall’s and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of the Company’s senior secured credit facilities, as well as the indentures governing our 6.125% Notes, 5.625% Notes and 5.875% Notes, limit, but do not prohibit the Company from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2018, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from June 30, 2018.

No Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission revenue, trade and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that as of June 30, 2018, there has been no material change to this information.

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

As discussed under Recent Accounting Pronouncements, as of January 1, 2018 the Company has adopted ASU 2017-07 and ASU No. 2016-15. Under ASU No. 2017-17, entities are required to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In accordance with this adoption, net periodic benefit cost, net of service costs, is disclosed on a separate line below income from operations in the Condensed Consolidated Statement of Operations. Under ASU No. 2016-15, payments received for the settlement of corporate-owned life insurance claims are required to be disclosed within investing activities. Accordingly, balances previously reported as a source of cash from operating activities have been reclassified to investing activities in the Condensed Consolidated Statements of Cash Flows.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s exposure to market risk did not change materially since December 31, 2017.

The term loan borrowings at June 30, 2018 under the Company’s senior secured credit facilities bear interest rates ranging from 4.09% to 4.59%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2018 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $27.7 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2018. An increase of 50 basis points in LIBOR would result in a $13.9 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $27.7 million and $13.9 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2018, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2018, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between advertising sales teams of independent local television station owners to artificially inflate prices of local TV advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). The Company denies the allegations against it and will defend its advertising practices as necessary.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of Nexstar’s repurchases of its Class A common stock by month for the quarter ended June 30, 2018:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
May 11-17, 2018	250,000	$66.80	250,000	201,876,171
	250,000	$66.80	250,000

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Amendment No. 2 to Credit Agreement, dated as of June 28, 2018, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2018 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: August 8, 2018