Form 10-Q
period 2018-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2018-11-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 8, 2018, the registrant had 45,612,436 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$118,423	$115,652
Accounts receivable, net of allowance for doubtful accounts of $15,101 and $13,358, respectively	551,728	562,943
Spectrum asset	52,002	305,764
Prepaid expenses and other current assets	44,334	71,859
Total current assets	766,487	1,056,218
Property and equipment, net	723,869	734,138
Goodwill	2,187,338	2,142,846
FCC licenses	1,772,039	1,767,638
Other intangible assets, net	1,527,699	1,581,626
Other noncurrent assets, net	141,684	199,181
Total assets(1)	$7,119,116	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$42,089	$92,808
Accounts payable	74,234	31,136
Accrued expenses	150,973	175,940
Interest payable	28,217	39,563
Liability to surrender spectrum asset	52,002	314,087
Other current liabilities	19,774	17,169
Total current liabilities	367,289	670,703
Debt	4,105,922	4,269,652
Deferred tax liabilities	639,827	619,441
Other noncurrent liabilities	254,102	340,541
Total liabilities(1)	$5,367,140	$5,900,337
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2018 and December 31, 2017	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,603,310 shares outstanding as of September 30, 2018 and 47,291,463 shares issued, 45,966,414 shares outstanding as of December 31, 2017	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2018 and December 31, 2017	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	1,344,130	1,342,541
Accumulated other comprehensive income	6,140	6,140
Retained earnings	484,367	299,523
Treasury stock - at cost; 1,688,153 and 1,325,049 shares at September 30, 2018 and December 31, 2017, respectively	(107,037)	(78,063)
Total Nexstar Media Group, Inc. stockholders' equity	1,728,073	1,570,614
Noncontrolling interests in consolidated variable interest entities	23,903	10,696
Total stockholders' equity	1,751,976	1,581,310
Total liabilities and stockholders' equity	$7,119,116	$7,481,647

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of September 30, 2018 and December 31, 2017 include certain assets held by consolidated variable interest entities (“VIEs”) of $396.0 million and $426.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of September 30, 2018 and December 31, 2017 include certain liabilities of consolidated VIEs of $43.6 million and $81.8 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$693,015	$611,870	$1,968,674	$1,778,302
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	285,363	257,656	838,765	728,995
Selling, general and administrative expenses, excluding depreciation and amortization	140,297	140,464	421,105	464,838
Amortization of broadcast rights	15,021	27,869	47,034	78,022
Amortization of intangible assets	37,157	33,986	110,640	120,701
Depreciation	27,673	25,979	78,577	74,497
Reimbursement from the FCC related to station repack	(5,389)	-	(12,450)	-
Gain on disposal of stations, net	-	-	-	(57,716)
Total operating expenses	500,122	485,954	1,483,671	1,409,337
Income from operations	192,893	125,916	485,003	368,965
Interest expense, net	(56,237)	(53,605)	(167,107)	(188,527)
Loss on extinguishment of debt	(3,159)	(1,221)	(4,645)	(34,348)
Pension and other postretirement plans credit, net	2,458	3,156	8,358	8,943
Other expenses	(884)	(161)	(1,823)	(1,168)
Income before income taxes	135,071	74,085	319,786	153,865
Income tax expense	(35,243)	(32,013)	(86,011)	(58,394)
Net income	99,828	42,072	233,775	95,471
Net loss attributable to noncontrolling interests	686	4,403	2,593	1,045
Net income attributable to Nexstar Media Group, Inc.	$100,514	$46,475	$236,368	$96,516

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$2.21	$1.01	$5.17	$2.11
Diluted	$2.12	$0.98	$4.99	$2.05

Weighted average number of common shares outstanding:
Basic	45,552	46,107	45,751	45,753
Diluted	47,338	47,452	47,388	47,029

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2018 and 2017

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of June 30, 2018	47,291,463	$473	$1,337,738	$400,934	$6,140	(1,769,428)	$(111,846)	$9,015	$1,642,454
Stock-based compensation expense	-	-	8,212	-	-	-	-	-	8,212
Vesting of restricted stock units and exercise of stock options	-	-	(1,820)	-	-	81,275	4,809	-	2,989
Common stock dividends declared	-	-	-	(17,081)	-	-	-	-	(17,081)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	15,574	15,574
Net income (loss)	-	-	-	100,514	-	-	-	(686)	99,828
Balances as of September 30, 2018	47,291,463	$473	$1,344,130	$484,367	$6,140	(1,688,153)	$(107,037)	$23,903	$1,751,976

Balances as of June 30, 2017	47,291,463	$473	$1,380,035	$(125,433)	-	(1,073,339)	$(64,763)	$13,234	$1,203,546
Purchase of treasury stock	-	-	-	-	-	(687,492)	(40,714)	-	(40,714)
Stock-based compensation expense	-	-	6,203	-	-	-	-	-	6,203
Vesting of restricted stock units and exercise of stock options	-	-	(1,688)	-	-	25,495	2,249	-	561
Common stock dividends declared	-	-	(13,864)	-	-	-	-	-	(13,864)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	659	659
Net income (loss)	-	-	-	46,475	-	-	-	(4,403)	42,072
Balances as of September 30, 2017	47,291,463	$473	$1,370,686	$(78,958)	$-	(1,735,336)	$(103,228)	$9,490	$1,198,463

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	22,807	-	-	-	-	-	22,807
Vesting of restricted stock units and exercise of stock options	-	-	(21,218)	-	-	388,816	21,550	-	332
Common stock dividends declared	-	-	-	(51,524)	-	-	-	-	(51,524)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	15,574	15,574
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Net income (loss)	-	-	-	236,368	-	-	-	(2,593)	233,775
Balances as of September 30, 2018	47,291,463	$473	$1,344,130	$484,367	$6,140	(1,688,153)	$(107,037)	$23,903	$1,751,976

Balances as of December 31, 2016	31,621,369	$316	$386,921	$(176,583)	-	(876,744)	$(41,513)	$115,213	$284,354
Adjustment to adopt ASU 2016-16	-	-	-	764	-	-	-	-	764
Issuance/reissuance of stock in connection with a merger	15,670,094	157	1,007,956	-	-	560,316	23,330	-	1,031,443
Stock option replacement awards in connection with a merger	-	-	10,702	-	-	-	-	-	10,702
Purchase of treasury stock	-	-	-	-	-	(1,689,132)	(99,008)	-	(99,008)
Stock-based compensation expense	-	-	17,512	-	-	-	-	-	17,512
Vesting of restricted stock units and exercise of stock options	-	-	(10,273)	-	-	270,224	13,963	-	3,690
Common stock dividends declared	-	-	(42,132)	-	-	-	-	-	(42,132)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	345	-	-	-	(4,000)	(3,655)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(243)	(243)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	659	659
Net income (loss)	-	-	-	96,516	-	-	-	(1,045)	95,471
Balances as of September 30, 2017	47,291,463	$473	$1,370,686	$(78,958)	$-	(1,735,336)	$(103,228)	$9,490	$1,198,463

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$233,775	$95,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	8,301	6,152
Amortization of broadcast rights, excluding barter	47,034	47,099
Depreciation of property and equipment	78,577	74,497
Amortization of intangible assets	110,640	120,701
Loss (gain) on asset disposal, net	1,116	(56,220)
Amortization of debt financing costs and debt discounts	7,663	7,809
Loss on extinguishment of debt	4,645	34,348
Stock-based compensation expense	22,807	17,512
Deferred income taxes	12,095	10,455
Payments for broadcast rights	(47,652)	(46,370)
Non-cash compensation expense related to an acquisition's contingent consideration	1,933	-
Payments for contingent consideration in connection with an acquisition	-	(4,044)
Other noncash credits, net	(1,749)	(3,105)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	29,152	(7,076)
Prepaid expenses and other current assets	3,419	7,251
Other noncurrent assets	481	1,240
Accounts payable, accrued expenses and other current liabilities	(3,070)	(29,194)
Taxes payable	13,512	(178,528)
Interest payable	(11,346)	(28,731)
Other noncurrent liabilities	(11,669)	(6,103)
Net cash provided by operating activities	499,664	63,164
Cash flows from investing activities:
Purchases of property and equipment	(63,586)	(48,846)
Deposits and payments for acquisitions, net of cash acquired	(103,246)	(2,971,194)
Proceeds from sale of stations	-	481,944
Proceeds received to relinquish spectrum asset	-	478,608
Proceeds from disposals of property and equipment	4,282	16,449
Proceeds received from settlement of corporate-owned life insurance policies	812	834
Net cash used in investing activities	(161,738)	(2,042,205)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	101,387	3,533,981
Repayments of long-term debt	(327,489)	(1,891,750)
Premium paid on debt extinguishment	-	(18,050)
Payments for debt financing costs	(137)	(52,039)
Contributions from a noncontrolling interest, net	226	416
Purchase of treasury stock	(50,524)	(99,008)
Proceeds from exercise of stock options	5,184	3,863
Common stock dividends paid	(51,524)	(42,132)
Purchase of noncontrolling interests	-	(66,901)
Payments for contingent consideration in connection with acquisitions	-	(259,603)
Cash paid for shares withheld for taxes	(4,852)	(4,031)
Payments for capital lease obligations	(7,426)	(5,383)
Net cash (used in) provided by financing activities	(335,155)	1,099,363
Net increase (decrease) in cash, cash equivalents and restricted cash	2,771	(879,678)
Cash, cash equivalents and restricted cash at beginning of period	115,652	1,015,479
Cash, cash equivalents and restricted cash at end of period	$118,423	$135,801
Supplemental information:
Interest paid	$170,790	$200,875
Income taxes paid, net of refunds	$59,082	$221,257
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$18,208	$1,594
Noncash purchases of property and equipment	$-	$19,058
Consolidation of a variable interest entity	$15,573	$-
Debt assumed in connection with a merger	$-	$434,269
Issuance/reissuance of Class A Common Stock in connection with a merger	$-	$1,031,443
Stock option replacement awards in connection with a merger	$-	$10,702
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$314,086	$-
Contingent consideration payable in connection with a merger	$-	$13,616

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2018, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 171 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming, and other services to 38 full power television stations owned and/or operated by independent third parties.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See Note 2—Variable Interest Entities). Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Media Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. On August 1, 2018, Nexstar began providing programming and sales services to KRBK, the television station owned by KRBK, LLC. Nexstar became the primary beneficiary of its variable interest in this station and the station’s remaining assets were consolidated into Nexstar’s financial statements as of this date. See Note 2—Variable Interest Entities for additional information.

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	September 30, 2018	December 31, 2017
Current assets
Spectrum asset	$-	$26,695
Other current assets	18,412	22,038
Total current assets	18,412	48,733
Property and equipment, net	10,907	7,517
Goodwill	123,918	130,362
FCC licenses	156,209	151,808
Other intangible assets, net	82,641	81,916
Other noncurrent assets, net	3,864	6,543
Total assets	$395,951	$426,879

Current Liabilities
Liability to surrender spectrum asset	$-	$27,347
Other current liabilities	16,239	24,146
Total current liabilities	16,239	51,493
Noncurrent liabilities	27,401	30,339
Total liabilities	$43,640	$81,832

Liquidity

Nexstar is leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond Nexstar’s control.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In connection with an agreement to acquire KRBK from KRBK, LLC, Nexstar began providing programming and sales services to the station effective August 1, 2018. The TBA will terminate upon Nexstar’s completion of its acquisition of KRBK but will continue if the transaction cannot be completed for reasons beyond the control of Nexstar and the seller. Nexstar evaluated its business arrangement with KRBK, LLC and determined that it has a variable interest in KRBK. Nexstar also determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, selling advertising, and oversight and control of sales management personnel. Thus, Nexstar consolidated KRBK as of August 1, 2018 under authoritative guidance related to the consolidation of VIEs. On October 17, 2018, Nexstar received approval from the FCC to acquire the remaining assets of KRBK. On November 1, 2018, Nexstar paid the remaining purchase price to the seller and completed the acquisition. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2018 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission Broadcasting, Inc. (“Mission”)	WFXP, KHMT and KFQX
	KRBK, LLC	KRBK
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting, Inc. (“54 Broadcasting”)	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	White Knight Broadcasting (“White Knight”)	WVLA, KFXK, KSHV
	Shield Media, LLC (“Shield”)	WXXA and WLAJ
	Vaughan Media, LLC (“Vaughan”)	WBDT, WYTV and KTKA
	Marshall	KLJB, KPEJ and KMSS
SSA Only	Tamer Media, LLC (“Tamer”)	KWBQ, KASY and KRWB

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$11,138	$17,180
Accounts receivable, net	24,692	24,407
Spectrum asset	-	26,695
Prepaid expenses and other current assets	4,015	6,762
Total current assets	39,845	75,044
Property and equipment, net	30,526	25,971
Goodwill	157,105	163,549
FCC licenses	156,209	151,808
Other intangible assets, net	96,876	97,757
Other noncurrent assets, net	8,100	9,443
Total assets	$488,661	$523,572

Current liabilities:
Current portion of debt	$5,846	$56,565
Interest payable	1,031	994
Liability to surrender spectrum asset	-	27,347
Other current liabilities	16,239	24,146
Total current liabilities	23,116	109,052
Debt	293,289	245,523
Other noncurrent liabilities	27,401	30,594
Total liabilities	$343,806	$385,169

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

In connection with an agreement to acquire WHDF from Huntsville TV, LLC (“Huntsville TV”), Nexstar began providing programming and sales services to WHDF effective July 15, 2018. The TBA will terminate upon Nexstar’s completion of its acquisition of WHDF or if the transaction cannot be completed for reasons beyond the control of Nexstar and the seller. On October 17, 2018, Nexstar received approval from the FCC to acquire the remaining assets of WHDF. See Note 3 for additional information.

Nexstar has determined that it has variable interests in WYZZ and WHDF. Nexstar has evaluated its arrangements with Cunningham and Huntsville TV and has determined that, as of September 30, 2018, it is not the primary beneficiary of the variable interests in the stations because it does not have the ultimate power to direct the activities that most significantly impact the stations’ economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, as of September 30, 2018, Nexstar has not consolidated WYZZ and WHDF under authoritative guidance related to the consolidation of VIEs. Under the local service agreements for WYZZ and WHDF, Nexstar pays for certain operating expenses, and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ and WHDF agreements consists of the fees paid to Cunningham and monthly payments to Huntsville TV. Additionally, Nexstar indemnifies the owners of Cunningham and Huntsville TV from and against all liability and claims arising out of or resulting from Nexstar’s activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. There were no significant transactions arising from Nexstar’s agreements with Cunningham and Huntsville TV.

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

The stations’ advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. For broadcast of commercials (local, national and political advertising), the performance obligation is identified at the contract level as it represents a station’s promise to deliver an agreed number of spots, an agreed price per spot and other specifications. Each performance obligation is satisfied over time as the advertiser receives and consumes benefits when a station airs the advertiser’s commercial. For digital advertising, the performance obligation is a station’s promise to place an advertisement in its website and is satisfied either based on impressions or the placement of ads over an agreed period of time. Advertising revenue is recognized, for the amount the Company is entitled to receive, when the advertisements are broadcast on its stations or delivered on the stations’ websites.

The Company’s retransmission consent agreements with MVPDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. Under ASC 606, these revenues are considered arising from the licensing of functional intellectual property. As such, the Company applies the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenue (retransmission compensation) at the point in time the broadcast signal is delivered to the MVPDs. The MVPDs report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag in the number of subscribers is not significant.

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

The Company trades certain advertising time for various goods and services. These transactions are short-term in nature and are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $4.2 million and $11.0 million of trade revenue during the three and nine months ended September 30, 2018, respectively, and $3.0 million and $8.8 million of trade revenue during the three and nine months ended September 30, 2017, respectively.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended September 30, 2017, barter revenue (and the related barter expense) were $10.8 million. During the nine months ended September 30, 2017, barter revenue (and the related barter expense) were $30.9 million. Barter expense was included in amortization of broadcast rights in the accompanying Condensed Consolidated Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $9.7 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $12.5 million. On January 1, 2018, the Company recorded an adjustment to remove the offsetting balances of barter assets and barter liabilities.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $9.9 million during the three months ended September 30, 2018, and barter revenue (and the related barter expense) would have been $31.2 million during the nine months then ended. In addition, the current barter assets (and the related current barter liabilities) would have been $9.3 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $10.1 million as of September 30, 2018.

The Company elected to utilize the practical expedient around costs incurred to obtain contracts for television advertising and digital advertising due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

The Company did not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, (ii) contracts for which the sales- or usage-based royalty exception was applied, or (iii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.

The Company’s contract liabilities, which are reflected in its Consolidated Financial Statements as accrued expenses and other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs (deferred revenue). The Company’s performance obligations related to contract liabilities of $5.4 million as of January 1, 2018 were recognized as revenue during the first quarter of 2018. The Company’s performance obligations related to contract liabilities of $9.5 million as of September 30, 2018 are expected to be recognized as revenue in the fourth quarter of 2018.

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

As discussed under Recent Accounting Pronouncements, as of January 1, 2018, the Company adopted ASU No. 2017-07 and ASU No. 2016-15. Under ASU No. 2017-07, entities are required to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present such current-service-costs in the same income statement line item as other compensation costs for services rendered by the pertinent employees during the period and (2) present the other components in the income statement separately from the service cost component and outside the subtotal of income from operations. The Company had no service costs during the three and nine months ended September 30, 2018 and 2017. In accordance with this adoption, the net periodic benefit cost, which consists of interest costs and expected return on plan assets, is disclosed on a separate line item below income from operations in the Condensed Consolidated Statements of Operations. Under ASU No. 2016-15, payments received for the settlement of corporate-owned life insurance claims are now required to be disclosed within investing activities. Accordingly, balances previously reported as a source of cash from operating activities have been reclassified to investing activities in the Condensed Consolidated Statements of Cash Flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	45,552	46,107	45,751	45,753
Dilutive effect of equity incentive plan instruments	1,786	1,345	1,637	1,276
Weighted average shares outstanding - diluted	47,338	47,452	47,388	47,029

Stock options and restricted stock units to acquire a weighted average of 5,000 shares and 20,000 shares for the three months ended September 30, 2018 and 2017, respectively, of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive. Stock options and restricted stock units to acquire a weighted average of 27,000 shares and 199,000 shares during the nine months ended September 30, 2018 and 2017, respectively, of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted Nexstar’s previous financing activity classification of payments for contingent consideration in 2017 related to an acquisition. The payment was not made soon after the consummation of a business combination and includes an amount that is more than the acquisition date fair value of the contingent consideration liability. Under ASU 2016-15, this portion of the transaction should be classified as an operating activity in the Condensed Consolidated Statement of Cash Flows. The adoption also impacted Nexstar’s disclosure of payments received for the settlement of corporate-owned life insurance claims within the Condensed Consolidated Statement of Cash Flows during the nine months ended September 30, 2017. The payments were previously reported as a source of cash from operating activities and are now required to be disclosed within investing activities. As such, the amounts previously reported as net cash provided by operating activities and net cash used in investing activities decreased, as indicated in the table below.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted the release of a restricted escrow deposit into Nexstar’s operating cash during the nine months ended September 30, 2017. In July 2016, Nexstar issued its $900.0 million 5.625% Senior Unsecured Notes (the “5.625% Notes”) at par, the gross proceeds of which were directly deposited into a restricted escrow account. Interest on these notes is payable semiannually but Nexstar was required to pre-fund interest on such notes monthly from July 2016 to December 2016, all of which was also deposited in the restricted escrow account. As of December 31, 2016, the restricted escrow account had a balance of $927.8 million. In January 2017, Nexstar completed its merger with Media General, Inc. (“Media General”). As a result, the funds previously deposited in the restricted escrow account, including the pre-funded interests, were released to Nexstar’s operating cash. On February 1, 2017, Nexstar paid the first interest due to the lenders of the 5.625% Notes of $25.9 million. During the nine months ended September 30, 2017, Nexstar previously classified the effects of these transactions in its Condensed Consolidated Statement of Cash Flows as follows: (i) $21.6 million source of cash from change in prepaid expenses and other current assets, (ii) $1.1 million source of cash from change in other noncurrent assets, (iii) $5.1 million source of cash from investing activities, (iv) $900.0 million proceeds from long-term debt, and (v) no cash flow reported in 2017 for the payment of interest on the 5.625% Notes as the cash flow impact was reported in 2016 when the pre-funding was made. Under ASU 2016-18, transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of an entity’s operating, investing and financing activities, and details of those transfers are not reported as cash flow activities in the statement of cash flows. As such, the previous classifications in the 2017 Condensed Consolidated Statement of Cash Flows related to these transactions were reversed. Additionally, the cash, cash equivalents and restricted cash at the beginning of the period in 2017 increased and the supplemental cash flow information for interest paid also increased.

The following table summarizes the line items in the Condensed Consolidated Statement of Cash Flows that were impacted by the adoption of ASU 2016-15 and ASU 2016-18 along with reclassifications to conform with current year presentation (in thousands):

	Nine Months Ended September 30, 2017
	Previously	Adjustments for adoption of			Current
	Reported	ASU 2016-15	ASU 2016-18	Reclassifications	Presentation
Cash flows from operating activities:
Payments for contingent consideration in connection with an acquisition	$-	$(4,044)	$-	$-	$(4,044)
Other non-cash credits	(1,239)	-	-	(1,866)	(3,105)
Accounts receivable	(6,242)	(834)	-	-	(7,076)
Prepaid expenses and other current assets	28,907	-	(21,656)	-	7,251
Other noncurrent assets	454	-	(1,080)	1,866	1,240
Net cash provided by operating activities	90,778	(4,878)	(22,736)	-	63,164
Cash flows from investing activities:
Withdrawal of interest previously deposited in escrow	5,063	-	(5,063)	-	-
Proceeds received from corporate-owned life insurance policies	-	834		-	834
Net cash used in investing activities	(2,037,976)	834	(5,063)	-	(2,042,205)
Cash flows from financing activities:
Proceeds from long-term debt	4,433,981	-	(900,000)	-	3,533,981
Payments for contingent consideration in connection with an acquisition	(263,647)	4,044	-	-	(259,603)
Net cash provided by financing activities	1,995,319	4,044	(900,000)	-	1,099,363
Net increase (decrease) in cash, cash equivalents and restricted cash	48,121	-	(927,799)	-	(879,678)
Cash, cash equivalents and restricted cash at beginning of period	87,680	-	927,799	-	1,015,479

Supplemental information:
Interest paid	$175,000	$-	$25,875	$-	$200,875

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not impact the Company's Condensed Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. Accordingly, net periodic benefit income, excluding service costs, of $3.2 million and $8.9 million for the three and nine months ended September 30, 2017, respectively, were adjusted out of selling, general and administrative expenses, and separately stated below income from operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not impact the Company's Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in accumulated other comprehensive income to retained earnings. The adjustment relates to the change in the U.S. corporate income tax rate. The adoption of this ASU did not impact the Company's Condensed Consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company has applied the new SEC disclosure requirements in its Condensed Consolidated Financial Statements on a retrospective basis.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11 which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) an additional optional transition method to recognize a cumulative-effect adjustment to the opening retained earnings in the period of adoption, (iii) a practical expedient to not separate nonlease components from the associated lease component if certain conditions are met, and (iv) lessors with a practical expedient for separating components of a contract. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016–02 as of January 1, 2019 using the optional transition method and will apply certain practical expedients offered in the guidance, such as those that state that the Company need not reassess whether expired or existing contracts contain leases, reevaluate the classification of expired or existing leases, or reassess initial direct costs for existing leases. Management has substantially completed the process of identifying existing lease contracts and is currently performing detailed evaluations of the leases under the new accounting requirements. The Company believes the most significant changes to the financial statements relate to the recognition of right–of–use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases. The actual impact on the consolidated balance sheet will be contingent upon the Company's population of operating leases at adoption however, management does not expect the standard to have a material impact on cash flows or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The standard aligns the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: (1) equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; (2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The guidance should be applied to all new awards granted after the date of adoption. In addition, the modified retrospective approach should be used on all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date by remeasurement at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. The Company is currently evaluating the impact of adopting ASU 2018-07 on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adopting ASU 2018-13 on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) (“ASU 2018-14”).  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The amendments in this Update are effective for fiscal years ending after December 15, 2020, with early adoption is permitted. The updated standard should be applied on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2018-14 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-15 on its Condensed Consolidated Financial Statements.

3.  Acquisitions

LKQD

On January 16, 2018, Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of LKQD, a video advertising infrastructure company, for $97.0 million. In January 2018, $94.0 million of the purchase price was paid, funded by a combination of borrowing under Nexstar’s revolving credit facility (Note 7) and cash on hand. The remaining purchase price of $3.0 million (working capital adjustment) was paid to the former owners on April 27, 2018, funded by cash on hand.

The sellers are also entitled to receive up to $35.0 million in additional cash payments if a certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital on the date of payment (the “Earnout Payments”). The Earnout Payments are considered compensation to employees for their services and will be incurred from the acquisition date through December 31, 2019. As of September 30, 2018, Nexstar Digital accrued $1.9 million, representing the portion of the estimated fair value of the Earnout Payments that is incurred. The estimated fair value of the Earnout Payments was determined by applying a weighted probability of potential outcomes to the maximum possible payout of $35.0 million. The calculation of these potential outcomes is dependent on past financial performance, management assumptions about future performance and industry trends and any changes to these assumptions could impact the final settlement. This fair value measurement is considered Level 3 as significant inputs are unobservable to the market.

The acquisition of LKQD broadens and diversifies Nexstar Digital’s portfolio with technologies that are complementary to its current offerings of digital solutions and services for media publishers, and multi-platform marketing solutions for local and national advertisers. Transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred during the nine months ended September 30, 2018. No significant transaction costs were incurred during the three months ended September 30, 2018.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash and cash equivalents	$11,167
Accounts receivable	24,712
Prepaids	13
Property and equipment	210
Other intangible assets	45,320
Goodwill	42,094
Total assets acquired and consolidated	123,516
Less: Accounts payable and accrued expenses	(18,816)
Less: Taxes payable	(1,065)
Less: Deferred tax liabilities	(6,603)
Net assets acquired and consolidated	$97,032

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

LKQD’s net revenue of $25.6 million and operating loss of $0.9 million from the date of acquisition to September 30, 2018 have been included in the accompanying Condensed Consolidated Statements of Operations.

WHDF

On July 15, 2018, Nexstar entered into a definitive agreement to acquire the assets of television station WHDF from Huntsville TV for $3.0 million in cash, including working capital adjustments. WHDF is a full power television station in the Huntsville, Alabama market and an affiliate of CW. Effective July 15, 2018, Nexstar began providing programming and sales services to the station pursuant to a TBA, which created a new duopoly for Nexstar. The TBA will terminate upon completion of the acquisition or if the acquisition cannot be completed for reasons beyond the control of Nexstar and the seller. No significant transaction costs were incurred related to this acquisition.

On July 15, 2018, Nexstar completed the first closing and acquired the station’s assets excluding certain transmission equipment, FCC licenses and network affiliation agreements for $2.3 million, funded by cash on hand.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first closing are as follows (in thousands):

Prepaid expenses and other current assets	$35
Property and equipment	570
Other intangible assets	246
Other noncurrent assets	26
Total assets acquired at first closing	877
Less: Accrued expenses	(30)
Net assets acquired at first closing	847
Deposit on second closing	1,434
Total paid at first closing	$2,281

Other intangible assets are amortized over an estimated weighted average useful life of three years.

Since not all assets needed to operate the station were acquired in July 2018, the first closing does not represent an acquisition of a business. Thus, the excess of total payments in the first closing over the provisional fair values of the assets acquired and liabilities assumed was considered a deposit for the second closing. As discussed in Note 2, Nexstar is not the primary beneficiary of its variable interests in WHDF. Therefore, as of September 30, 2018, the station’s remaining assets were not consolidated into Nexstar under authoritative guidance related to the consolidation of VIEs.

An insignificant amount of net revenue and operating income incurred by the station from July 15, 2018 to September 30, 2018 have been included in the accompanying Condensed Consolidated Statements of Operations.

The acquisition was approved by the FCC on October 17, 2018. Nexstar expects to complete the acquisition of the remaining assets of WHDF (second closing) and pay the remaining purchase price of $0.7 million in early November 2018.

KRBK

On August 1, 2018, Nexstar entered into a definitive agreement to acquire the assets of television station KRBK from KRBK, LLC for $17.6 million in cash, including working capital adjustments. KRBK is a full power television station in the Springfield, Missouri market and an affiliate of FOX. Effective August 1, 2018, Nexstar began providing programming and sales services to the station pursuant to a TBA, which created a new duopoly for Nexstar. The TBA will terminate upon completion of the acquisition. If the acquisition of KRBK cannot be completed for reasons beyond the control of Nexstar and the seller, the purchase agreement will terminate but the TBA will continue for an initial eight-year term and will automatically renew for three successive eight-year terms, unless a written non-renewal notice is provided by either party.

On August 1, 2018, Nexstar completed the first closing of the acquisition and acquired the station’s assets excluding certain transmission equipment, FCC licenses and network affiliation agreements for $15.1 million, funded by cash on hand.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first closing are as follows (in thousands):

Accounts receivable	$2,238
Broadcast rights	73
Property and equipment	758
Other intangible assets	119
Other noncurrent assets	87
Total assets acquired at first closing	3,275
Less: Accounts payable and accrued expenses	(1,281)
Net assets acquired at first closing	1,994
Deposit on second closing	13,105
Total paid at first closing	$15,099

Other intangible assets are amortized over an estimated weighted average useful life of one year.

Since not all assets needed to operate the station were acquired in August 2018, the first closing does not represent an acquisition of a business. Thus, the excess of total payments in the first closing over the provisional fair values of the assets acquired and liabilities assumed was considered a deposit for the second closing. As discussed in Note 2, Nexstar is the primary beneficiary of its variable interests in KRBK. Therefore, the station’s remaining assets as of August 1, 2018, and transactions thereafter, were consolidated into Nexstar under authoritative guidance related to the consolidation of VIEs.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the station’s remaining assets consolidated into Nexstar are as follows (in thousands):

Property and equipment	$3,136
FCC licenses	4,401
Network affiliation agreements	5,719
Goodwill	2,317
Consolidated assets of a VIE	15,573

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. The consolidation of the remaining assets of KRBK resulted in a noncontrolling interest of $15.6 million, representing the estimated fair value attributable to the owner.

The station’s net revenue of $1.7 million and operating income of $0.8 million from August 1, 2018 to September 30, 2018 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to the acquisition were not significant during the three and nine months ended September 30, 2018.

The acquisition was approved by the FCC on October 17, 2018. On November 1, 2018, Nexstar completed the acquisition of the remaining assets of KRBK. Nexstar paid the owners the remaining purchase price of $2.5 million, funded by cash on hand, and utilized its $13.1 million balance of deposit previously paid to the owners to acquire the noncontrolling interest of $15.6 million.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2018			December 31, 2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,976,888	$(547,528)	$1,429,360	$1,971,170	$(461,345)	$1,509,825
Other definite-lived intangible assets	1-20	244,084	(145,745)	98,339	193,089	(121,288)	71,801
Other intangible assets		$2,220,972	$(693,273)	$1,527,699	$2,164,259	$(582,633)	$1,581,626

The following table presents the Company’s estimate of amortization expense for the remainder of 2018, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2018 (in thousands):

Remainder of 2018	$39,408
2019	139,832
2020	128,932
2021	119,166
2022	114,061
2023	112,867
Thereafter	873,433
$1,527,699

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2017	$2,212,755	$(69,909)	$2,142,846	$1,815,048	$(47,410)	$1,767,638
Acquisitions (See Note 3)	42,175	-	42,175	-	-	-
VIE Consolidation (See Notes 2 and 3)	2,317	-	2,317	4,401	-	4,401
Balances as of September 30, 2018	$2,257,247	$(69,909)	$2,187,338	$1,819,449	$(47,410)	$1,772,039

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2018, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Compensation and related taxes	$51,691	$44,775
Network affiliation fees	28,305	68,197
Other	70,977	62,968
	$150,973	$175,940

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

The following table provides the components of net periodic benefit (income) cost for the Company’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,350	$150	$10,050	$450
Expected return on plan assets	(6,000)	-	(18,900)	-
Net periodic benefit (income) cost	$(2,650)	$150	$(8,850)	$450

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,913	$157	$11,087	$444
Expected return on plan assets	(7,226)	-	(20,474)	-
Net periodic benefit (income) cost	$(3,313)	$157	$(9,387)	$444

The Company has no required contributions to its qualified retirement plan in 2018. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $6.0 million in 2018.

7.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term loans, net of financing costs and discount of $46,097 and $57,547, respectively	$2,574,596	$2,791,875
Revolving loans	5,628	3,000
6.125% Senior unsecured notes due 2022, net of financing costs of $1,667 and $1,992, respectively	273,333	273,008
5.875% Senior unsecured notes due 2022, plus premium of $6,689 and $8,102, respectively	406,689	408,102
5.625% Senior unsecured notes due 2024, net of financing costs of $12,235 and $13,525, respectively	887,765	886,475
	4,148,011	4,362,460
Less: current portion	(42,089)	(92,808)
	$4,105,922	$4,269,652

2018 Transactions

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to partially fund the acquisition of LKQD (See Note 3). Through June 2018, Nexstar repaid in full the outstanding principal balance under its revolving loan for total payments of $44.0 million. No amounts were drawn from Nexstar’s revolving credit facility during the third quarter of 2018.

On June 28, 2018, Marshall amended its senior secured credit facility. The amendment refinanced the then outstanding principal balances of Marshall’s term loans and revolving credit facility of $48.8 million and $3.0 million, respectively. The refinancing was funded by Marshall’s new term loan of $51.8 million which Nexstar continues to guarantee. The amendment also extended the maturity date of Marshall’s term loans to December 1, 2019. There were no significant financing costs and lender fees incurred related to Marshall’s refinancing of its senior secured credit facility. As of September 30, 2018, Marshall’s term loans, net of financing costs, had a balance of $51.7 million, of which $1.9 million is in current liabilities.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding term loans.

Nexstar prepaid a total of $135.0 million and $195.0 million in principal balance under its term loans, during the three and nine months ended September 30, 2018, respectively, funded by cash on hand. This resulted in losses on extinguishment of debt of $3.2 million and $4.6 million for the three and nine months ended September 30, 2018, respectively, representing write-offs of unamortized debt financing costs and discounts.

During the nine months ended September 30, 2018, the Company repaid scheduled maturities of $31.1 million of its term loans.

On October 1, 2018, Nexstar prepaid $55.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

On October 26, 2018, the Company completed a refinancing of certain of its senior secured credit facilities, which reduced the interest rates and extended certain maturity dates. See Note 15 for additional information.

On October 29, 2018, Nexstar prepaid $70.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $166.4 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2018, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital, a wholly-owned subsidiary of Nexstar, are guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.125% senior secured notes due 2022 (the “6.125% Notes”) and the 5.625% Notes due 2024 but does not guarantee Nexstar’s 5.875% Senior Notes due 2022 (the “5.875% Notes”). Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar amended credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2018, the Company was in compliance with its financial covenant.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,574,596	$2,623,723	$2,791,875	$2,852,199
Revolving loans(1)	5,628	5,602	3,000	2,985
6.125% Senior unsecured notes(2)	273,333	279,469	273,008	284,625
5.875% Senior unsecured notes(2)	406,689	406,500	408,102	415,500
5.625% Senior unsecured notes(2)	887,765	878,625	886,475	925,875

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

During the nine months ended September 30, 2018, Nexstar repurchased a total of 751,920 shares for $50.5 million of Class A common stock funded by cash on hand. As of September 30, 2018, the remaining available amount under the share repurchase authorization was $201.9 million.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During the three months ended September 30, 2018 and 2017, Nexstar declared and paid dividends of $17.1 million ($0.375 per share) and $13.9 million ($0.30 per share), respectively. During the nine months ended September 30, 2018 and 2017, Nexstar declared and paid dividends of $51.5 million ($1.125 per share) and $42.1 million ($0.90 per share), respectively.

9.  Stock-Based Compensation Plans

During the nine months ended September 30, 2018, Nexstar granted 667,500 restricted stock units to employees and non-employee directors with an estimated fair value of $43.4 million. There were no significant equity incentive grants during the third quarter of 2018. The restricted stock units vest over a range of three to four years from the date of the award.

10.  Income Taxes

Income tax expense was $35.2 million for the three months ended September 30, 2018 compared to $32.0 million for the same period in 2017. The effective tax rates were 26.1% and 43.2% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily due to (i) the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, (ii) a $1.4 million decrease in permanent differences between the two periods, which contributed a 2.7% decrease in the effective tax rate, (iii) and an increase in nontaxable earnings of $0.5 million which resulted in a 0.8% decrease in the effective tax rate.

Income tax expense was $86.0 million for the nine months ended September 30, 2018 compared to $58.4 million for the same period in 2017. The effective tax rates were 26.9% and 38.0% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily attributable to (i) the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, (ii) a $2.3 million decrease in permanent differences, resulting in a 2.5% decrease in the 2018 effective tax rate compared to prior year, (iii) transaction costs attributable to Nexstar’s merger with Media General that were determined to be nondeductible for tax purposes and resulted in an income tax expense of $1.7 million in 2017, or a 1.1% decrease in the 2018 effective tax rate compared to prior year, and (iv) the liquidation of Media General legal entities that merged with Nexstar in 2017 and resulted in an income tax expense of $1.5 million in 2017, or a 1.0% decrease in the 2018 effective tax rate compared to prior year.

These decreases were partially offset by (i) a $7.8 million income tax benefit in 2017 that resulted from divestiture of stations previously owned by Nexstar, or a 5.1% increase in the 2018 effective tax rate compared to prior year, (ii) a release of an uncertain tax position in 2017 that resulted in an income tax benefit of $1.6 million, or a 1.1% increase in the 2018 effective tax rate compared to prior year, (iii) higher excess tax benefits related to stock-based compensation in 2017 amounting to $0.3 million, or a 0.5% increase in the 2018 effective tax rate compared to prior year, and (iv) a decrease in nontaxable earnings of $0.9 million that contributed a 0.4% increase in the 2018 effective tax rate compared to prior year.

In December 2017, the Tax Act was signed into law which significantly changed the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%. During the three-month period ended September 30, 2018, the Company recorded a measurement period adjustment in accordance with Staff Accounting Bulletin No. 118. The measurement period adjustment related to the remeasurement of the Company’s net deferred tax liability from 35% to 21% and resulted in an income tax benefit of $2.1 million. The $2.1 million income tax benefit reduced the effective income tax rate for the three-month period ended September 30, 2018 by 1.5% and the effective income tax rate for the nine-month period ended September 30, 2018 by 0.6%. The accounting for the Tax Act was completed as of September 30, 2018.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount” for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments were filed in the first and second quarters of 2018. The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017.  A petition for review of the FCC’s order reinstating the UHF discount was filed in a federal appeals court, and Nexstar intervened in the litigation in support of the FCC. On July 25, 2018, the federal court dismissed the appeal for lack of standing. Nexstar is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum.  Over the next several years, television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. Of these 11 total stations, one station went off the air in November 2017. The station that went off the air is not expected to have a significant impact on the Company’s future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The Company derecognized the spectrum asset and liability to surrender spectrum of this station in the fourth quarter of 2017. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. The remaining two stations will move to VHF channels and must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their newly assigned channels and will need to cease operating on their existing channels by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of March 7, 2018, these costs were approximately $1.95 billion, and the FCC has indicated that it expects those costs to rise. As of September 30, 2018, the Company has spent a total of $16.1 million in capital expenditures related to station repack, of which $12.5 million have been reimbursed. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

Exclusivity/Retransmission Consent

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

On December 5, 2014, federal legislation directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

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

12.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of September 30, 2018, Mission had a maximum commitment of $227.6 million under its senior secured credit facility, of which $224.6 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $51.6 million and Shield had also used all of its commitment and had outstanding obligations of $22.9 million. Based on the terms of the credit agreements as of September 30, 2018, Marshall’s outstanding debt is due December 2019, Mission’s outstanding debt is due January 2024 and Shield’s outstanding debt is due July 2022.

On October 26, 2018, Mission and Shield completed a refinancing of their senior secured credit facilities which reduced the interest rates and extended certain maturity dates. See Note 15 for additional information.

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

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between advertising sales teams of independent local television station owners to artificially inflate prices of local TV advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in thirteen similar complaints, eight in the Northern District of Illinois, three in the Southern District of New York and two in the District of Maryland.  Each similar complaint includes similar allegations and alleges a violation of Section 1 of the Sherman Act.  One, filed by John O’Neil Johnson Toyota, LLC in the District of Maryland, also alleges violations of state antitrust and consumer protection statutes and a claim for unjust enrichment.

On October 4, 2018, the Judicial Panel on Multidistrict Litigation issued an order transferring the cases against Nexstar filed in other judicial districts to the Northern District of Illinois and assigning them to Judge Virginia Kendall.  The Company denies the allegations against it and will defend its advertising practices as necessary.

13.  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes television stations and related community-focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States. The other activities of the Company include corporate functions, digital businesses, and eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended September 30, 2018	Broadcast	Other	Consolidated
Net revenue	$650,303	$42,712	$693,015
Depreciation	21,587	6,086	27,673
Amortization of intangible assets	31,447	5,710	37,157
Income (loss) from operations	227,602	(34,709)	192,893

Three Months Ended September 30, 2017	Broadcast	Other	Consolidated
Net revenue	$582,420	$29,450	$611,870
Depreciation	21,948	4,031	25,979
Amortization of intangible assets	31,406	2,580	33,986
Income (loss) from operations	156,069	(30,153)	125,916

Nine Months Ended September 30, 2018	Broadcast	Other	Consolidated
Net revenue	$1,850,176	$118,498	$1,968,674
Depreciation	63,948	14,629	78,577
Amortization of intangible assets	95,376	15,264	110,640
Income (loss) from operations	587,712	(102,709)	485,003

Nine Months Ended September 30, 2017	Broadcast	Other	Consolidated
Net revenue	$1,688,076	$90,226	$1,778,302
Depreciation	63,592	10,905	74,497
Amortization of intangible assets	110,613	10,088	120,701
Income (loss) from operations	510,327	(141,362)	368,965

As of September 30, 2018	Broadcast	Other	Consolidated
Goodwill	$2,125,333	$62,005	$2,187,338
Assets	6,623,496	495,620	7,119,116

As of December 31, 2017	Broadcast	Other	Consolidated
Goodwill	$2,122,935	$19,911	$2,142,846
Assets	6,723,685	757,962	7,481,647

The following table presents the disaggregation of the Company’s revenue for the three and nine months ended September 30, 2018 under ASC 606. Comparative 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

Three Months Ended September 30, 2018	Broadcast	Other	Consolidated
Local	$189,423	$-	$189,423
National	71,623	-	71,623
Political	70,147	-	70,147
Retransmission compensation	284,319	-	284,319
Digital	26,615	42,697	69,312
Other	4,013	15	4,028
Trade revenue	4,163	-	4,163
Net revenue	$650,303	$42,712	$693,015

Three Months Ended September 30, 2017	Broadcast	Other	Consolidated
Local	$197,576	$-	$197,576
National	76,023	-	76,023
Political	7,161	-	7,161
Retransmission compensation	257,517	-	257,517
Digital	25,922	29,436	55,358
Other	4,320	14	4,334
Trade and barter revenue	13,901	-	13,901
Net revenue	$582,420	$29,450	$611,870

Nine Months Ended September 30, 2018	Broadcast	Other	Consolidated
Local	$581,251	$-	$581,251
National	210,301	-	210,301
Political	111,049	-	111,049
Retransmission compensation	836,533	-	836,533
Digital	77,661	118,454	196,115
Other	22,358	44	22,402
Trade revenue	11,023	-	11,023
Net revenue	$1,850,176	$118,498	$1,968,674

Nine Months Ended September 30, 2017	Broadcast	Other	Consolidated
Local	$585,646	$-	$585,646
National	219,261	-	219,261
Political	14,345	-	14,345
Retransmission compensation	742,511	-	742,511
Digital	73,625	90,143	163,768
Other	12,984	83	13,067
Trade and barter revenue	39,704	-	39,704
Net revenue	$1,688,076	$90,226	$1,778,302

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

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended September 30, 2017, the Company recognized barter revenue (and barter expense) of $10.8 million. During the nine months ended September 30, 2017, the Company recognized barter revenue (and barter expense) of $30.9 million. These are included in the trade and barter revenue line in the tables above.

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

As discussed in Note 2, the Company adopted ASU No. 2016-15 on a retrospective basis which reclassified the cash flow classification of certain payments for contingent consideration related to an acquisition in 2017 from financing activities to operating activities and payments received for the settlement of corporate-owned life insurance claims from operating activities to investing activities. The Company also adopted ASU No. 2016-18 on a retrospective basis which impacted the cash flow treatment of transfers between cash, cash equivalents and restricted cash in 2017. Further, the Company adopted ASU No. 2017-07 on a retrospective basis which requires the presentation of the net periodic benefit costs, other than the current service costs, in the income statement separately from the service cost component and outside the subtotal of income from operations. The effects of these adoptions were reflected in the accompanying Condensed Consolidating Statement of Operations and Condensed Consolidating Statement of Cash Flows during the three and nine months ended September 30, 2017.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$98,966	$5,137	$14,320	$-	$118,423
Accounts receivable	-	453,370	14,985	83,373	-	551,728
Amounts due from consolidated entities	-	80,548	81,549	-	(162,097)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	38,303	1,311	4,720	-	44,334
Total current assets	-	723,189	102,982	102,413	(162,097)	766,487
Investments in subsidiaries	964,242	108,884	-	-	(1,073,126)	-
Amounts due from consolidated entities	792,233	-	-	-	(792,233)	-
Property and equipment, net	-	687,443	19,619	16,882	(75)	723,869
Goodwill	-	1,968,228	33,187	185,923	-	2,187,338
FCC licenses	-	1,615,830	43,102	113,107	-	1,772,039
Other intangible assets, net	-	1,387,881	14,235	125,583	-	1,527,699
Other noncurrent assets	-	132,971	4,236	4,477	-	141,684
Total assets	$1,756,475	$6,624,426	$217,361	$548,385	$(2,027,531)	$7,119,116
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$3,532	$-	$42,089
Accounts payable	-	49,868	37	24,329	-	74,234
Amounts due to consolidated entities	-	-	-	162,097	(162,097)	-
Spectrum liabilities	-	52,002	-	-	-	52,002
Other current liabilities	498	160,631	7,064	30,771	-	198,964
Total current liabilities	498	298,744	9,415	220,729	(162,097)	367,289
Debt	-	3,812,633	222,271	71,018	-	4,105,922
Amounts due to consolidated entities	-	570,282	-	222,162	(792,444)	-
Deferred tax liabilities	(320)	628,660	-	11,487	-	639,827
Other noncurrent liabilities	-	236,989	7,084	10,029	-	254,102
Total liabilities	178	5,547,308	238,770	535,425	(954,541)	5,367,140
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,756,297	1,077,118	(21,409)	(10,943)	(1,072,990)	1,728,073
Noncontrolling interests in consolidated variable interest entities	-	-	-	23,903	-	23,903
Total liabilities and stockholders' equity (deficit)	$1,756,475	$6,624,426	$217,361	$548,385	$(2,027,531)	$7,119,116

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$90,860	$9,524	$15,268	$-	$115,652
Accounts receivable	-	484,096	14,717	64,130	-	562,943
Amounts due from consolidated entities	-	55,417	92,923	-	(148,340)	-
Spectrum asset	-	279,069	-	26,695	-	305,764
Other current assets	-	64,256	2,070	5,533	-	71,859
Total current assets	-	973,698	119,234	111,626	(148,340)	1,056,218
Investments in subsidiaries	617,297	109,354	-	-	(726,651)	-
Amounts due from consolidated entities	970,207	-	-	-	(970,207)	-
Property and equipment, net	-	697,898	18,454	17,861	(75)	734,138
Goodwill	-	1,959,386	33,187	150,273	-	2,142,846
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,476,297	15,841	89,488	-	1,581,626
Other noncurrent assets	-	189,303	2,645	7,233	-	199,181
Total assets	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$54,251	$-	$92,808
Accounts payable	-	24,293	1,090	5,753	-	31,136
Liability to surrender spectrum asset	-	286,740	-	27,347	-	314,087
Amounts due to consolidated entities	-	-	-	148,340	(148,340)	-
Other current liabilities	-	192,827	13,310	26,535	-	232,672
Total current liabilities	-	540,103	16,714	262,226	(148,340)	670,703
Debt	-	4,024,129	223,428	22,095	-	4,269,652
Amounts due to consolidated entities		714,408	-	256,010	(970,418)	-
Deferred tax liabilities	-	613,227	-	6,214	-	619,441
Other noncurrent liabilities	-	322,572	7,626	10,343	-	340,541
Total liabilities	-	6,214,439	247,768	556,888	(1,118,758)	5,900,337
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,587,504	807,327	(15,305)	(82,397)	(726,515)	1,570,614
Noncontrolling interests in consolidated variable interest entities	-	-	-	10,696	-	10,696
Total liabilities and stockholders' equity (deficit)	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$620,385	$17,838	$54,792	$-	$693,015
Revenue between consolidated entities	7,948	23,657	10,018	18,452	(60,075)	-
Net revenue	7,948	644,042	27,856	73,244	(60,075)	693,015
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	224,798	10,426	51,320	(1,181)	285,363
Selling, general, and administrative expenses, excluding depreciation and amortization	10,080	133,794	1,108	11,255	(15,940)	140,297
Local service agreement fees between consolidated entities	-	19,297	14,575	9,082	(42,954)	-
Amortization of broadcast rights	-	13,949	383	689	-	15,021
Amortization of intangible assets	-	29,261	522	7,374	-	37,157
Depreciation	-	25,545	508	1,620	-	27,673
Reimbursement from the FCC related to station repack	-	(4,809)	(580)	-	-	(5,389)
Total operating expenses	10,080	441,835	26,942	81,340	(60,075)	500,122
(Loss) income from operations	(2,132)	202,207	914	(8,096)	-	192,893
Interest expense, net	-	(52,551)	(2,864)	(822)	-	(56,237)
Loss on extinguishment of debt	-	(3,159)	-	-	-	(3,159)
Pension and other postretirement plans credit, net	-	2,458	-	-	-	2,458
Other expenses	-	(882)	-	(2)	-	(884)
Equity in income of subsidiaries	106,440	-	-	-	(106,440)	-
Income (loss) before income taxes	104,308	148,073	(1,950)	(8,920)	(106,440)	135,071
Income tax (expense) benefit	(410)	(36,796)	268	1,695	-	(35,243)
Net income (loss)	103,898	111,277	(1,682)	(7,225)	(106,440)	99,828
Net loss attributable to noncontrolling interests	-	-	-	686	-	686
Net income (loss) attributable to Nexstar	$103,898	$111,277	$(1,682)	$(6,539)	$(106,440)	$100,514

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$536,820	$18,715	$56,335	$-	$611,870
Revenue between consolidated entities	-	28,164	8,499	(451)	(36,212)	-
Net revenue	-	564,984	27,214	55,884	(36,212)	611,870
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	207,596	8,867	42,573	(1,380)	257,656
Selling, general, and administrative expenses, excluding depreciation and amortization	-	136,515	1,267	10,434	(7,752)	140,464
Local service agreement fees between consolidated entities	-	6,913	13,250	6,917	(27,080)	-
Amortization of broadcast rights	-	24,714	1,405	1,750	-	27,869
Amortization of intangible assets	-	28,924	605	4,457	-	33,986
Depreciation	-	23,403	591	1,985	-	25,979
Total operating expenses	-	428,065	25,985	68,116	(36,212)	485,954
Income (loss) from operations	-	136,919	1,229	(12,232)	-	125,916
Interest expense, net	-	(50,160)	(2,524)	(921)	-	(53,605)
Loss on extinguishment of debt	-	(1,221)	-	-	-	(1,221)
Pension and other postretirement plans credit, net	-	3,156	-	-	-	3,156
Other (expenses) income	-	(161)	-	-	-	(161)
Equity in income of subsidiaries	47,499	-	-	-	(47,499)	-
Income (loss) before income taxes	47,499	88,533	(1,295)	(13,153)	(47,499)	74,085
Income tax (expense)	-	(34,662)	448	2,201	-	(32,013)
Net income (loss)	47,499	53,871	(847)	(10,952)	(47,499)	42,072
Net income attributable to noncontrolling interests	-	-	-	4,403	-	4,403
Net income (loss) attributable to Nexstar	$47,499	$53,871	$(847)	$(6,549)	$(47,499)	$46,475

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months Ended September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$1,764,122	$51,601	$152,951	$-	$1,968,674
Revenue between consolidated entities	21,153	66,360	27,504	53,596	(168,613)	-
Net revenue	21,153	1,830,482	79,105	206,547	(168,613)	1,968,674
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	664,717	30,586	147,307	(3,845)	838,765
Selling, general, and administrative expenses, excluding depreciation and amortization	25,261	403,066	3,436	33,506	(44,164)	421,105
Local service agreement fees between consolidated entities	-	54,244	41,075	25,285	(120,604)	-
Amortization of broadcast rights	-	43,741	1,204	2,089	-	47,034
Amortization of intangible assets	-	88,780	1,606	20,254	-	110,640
Depreciation	-	71,891	1,529	5,157	-	78,577
Reimbursement from the FCC related to station repack	-	(11,683)	(767)	-	-	(12,450)
Total operating expenses	25,261	1,314,756	78,669	233,598	(168,613)	1,483,671
(Loss) income from operations	(4,108)	515,726	436	(27,051)	-	485,003
Interest expense, net	-	(156,124)	(8,214)	(2,769)	-	(167,107)
Loss on extinguishment of debt	-	(4,645)	-	-	-	(4,645)
Pension and other postretirement plans credit, net	-	8,358	-	-	-	8,358
Other expenses	-	(1,823)	-	-	-	(1,823)
Equity in income of subsidiaries	252,643	-	-	-	(252,643)	-
Income (loss) before income taxes	248,535	361,492	(7,778)	(29,820)	(252,643)	319,786
Income tax (expense) benefit	(833)	(91,701)	1,674	4,849	-	(86,011)
Net income (loss)	247,702	269,791	(6,104)	(24,971)	(252,643)	233,775
Net loss attributable to noncontrolling interests	-	-	-	2,593	-	2,593
Net income (loss) attributable to Nexstar	$247,702	$269,791	$(6,104)	$(22,378)	$(252,643)	$236,368

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months Ended September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$1,555,232	$54,178	$168,892	$-	$1,778,302
Revenue between consolidated entities	-	60,890	26,721	4,164	(91,775)	-
Net revenue	-	1,616,122	80,899	173,056	(91,775)	1,778,302
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	586,392	26,779	118,269	(2,445)	728,995
Selling, general, and administrative expenses, excluding depreciation and amortization	-	445,624	3,117	33,435	(17,338)	464,838
Local service agreement fees between consolidated entities	-	32,696	22,250	17,046	(71,992)	-
Amortization of broadcast rights	-	68,898	4,217	4,907	-	78,022
Amortization of intangible assets	-	103,436	1,879	15,386	-	120,701
Depreciation	-	67,593	1,766	5,138	-	74,497
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	1,246,923	60,008	194,181	(91,775)	1,409,337
Income from operations	-	369,199	20,891	(21,125)	-	368,965
Interest expense, net	-	(177,500)	(7,730)	(3,297)	-	(188,527)
Loss on extinguishment of debt	-	(31,989)	(2,133)	(226)	-	(34,348)
Pension and other postretirement plans credit, net	-	8,943	-	-	-	8,943
Other expenses	-	(1,168)	-	-	-	(1,168)
Equity in income of subsidiaries	90,057	-	-	-	(90,057)	-
Income (loss) before income taxes	90,057	167,485	11,028	(24,648)	(90,057)	153,865
Income tax (expense) benefit	-	(59,651)	(4,350)	5,607	-	(58,394)
Net income (loss)	90,057	107,834	6,678	(19,041)	(90,057)	95,471
Net loss attributable to noncontrolling interests	-	-	-	1,045	-	1,045
Net income (loss) attributable to Nexstar	$90,057	$107,834	$6,678	$(17,996)	$(90,057)	$96,516

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$494,668	$(1,296)	$6,292	$-	$499,664

Cash flows from investing activities:
Purchases of property and equipment	-	(56,944)	(1,356)	(5,286)	-	(63,586)
Deposits and payments for acquisitions	-	(103,246)	-	-	-	(103,246)
Other investing activities	-	5,089	-	5	-	5,094
Net cash used in investing activities	-	(155,101)	(1,356)	(5,281)	-	(161,738)

Cash flows from financing activities:
Proceeds from long-term debt	-	44,000	-	57,387	-	101,387
Repayments of long-term debt	-	(266,182)	(1,735)	(59,572)	-	(327,489)
Common stock dividends paid	(51,524)	-	-	-	-	(51,524)
Purchase of treasury stock	(50,524)	-	-	-	-	(50,524)
Inter-company payments	101,716	(101,716)	-	-	-	-
Other financing activities	332	(7,563)	-	226	-	(7,005)
Net cash used in financing activities	-	(331,461)	(1,735)	(1,959)	-	(335,155)
Net increase (decrease) in cash, cash equivalents and restricted cash	-	8,106	(4,387)	(948)	-	2,771
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$98,966	$5,137	$14,320	$-	$118,423

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$43,443	$1,263	$18,458	$-	$63,164

Cash flows from investing activities:
Purchases of property and equipment	-	(40,904)	(315)	(7,627)	-	(48,846)
Deposits and payments for acquisitions	-	(2,970,394)	(800)	-	-	(2,971,194)
Proceeds from sale of a station	-	481,944	-	-	-	481,944
Proceeds received to relinquish spectrum	-	478,608	-	-	-	478,608
Other investing activities	-	17,035	-	248	-	17,283
Net cash used in investing activities	-	(2,033,711)	(1,115)	(7,379)	-	(2,042,205)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,249,576	230,608	53,797	-	3,533,981
Repayments of long-term debt	-	(1,611,029)	(226,471)	(54,250)	-	(1,891,750)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Payments for debt financing costs	-	(48,235)	(3,804)	-	-	(52,039)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Payments for contingent consideration	-	(258,647)	-	(956)	-	(259,603)
Common stock dividends paid	(42,132)	-	-	-	-	(42,132)
Purchase of treasury stock	(99,008)	-	-	-	-	(99,008)
Inter-company payments	141,308	(141,308)	-	-	-	-
Other financing activities	(168)	(4,817)	-	(150)	-	(5,135)
Net cash provided by (used in) financing activities	-	1,100,589	333	(1,559)	-	1,099,363
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(889,679)	481	9,520	-	(879,678)
Cash, cash equivalents and restricted cash at beginning of period	-	1,003,629	6,478	5,372	-	1,015,479
Cash, cash equivalents and restricted cash at end of period	$-	$113,950	$6,959	$14,892	$-	$135,801

15.  Subsequent Events

On October 1, 2018, Nexstar prepaid $55.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

On October 25, 2018, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.375 per share of its Class A common stock. The dividend is payable on November 30, 2018 to stockholders of record on November 16, 2018.

On October 26, 2018, the Company completed a refinancing of certain of its senior secured credit facilities, including (i) Nexstar’s and Mission’s Term Loan B with outstanding principal balances of $1.579 billion and $228.5 million, respectively, (ii) Nexstar’s and Shield’s Term Loan A with outstanding principal balances of $679.5 million and $23.0 million, respectively, and (iii) Nexstar’s and Mission’s revolving credit facilities of $163.4 million and $3.0 million, respectively, of which no amounts were drawn. The amendments extended the maturity date of Term Loan A and revolving credit facilities from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for Term Loan B, Term Loan A and revolving loans. The maturity date of Term Loan B did not change (January 17, 2024). Nexstar also borrowed an additional $150.0 million Term Loan A under its amended senior secured credit facility. The proceeds were used to partially repay the outstanding principal balance of Nexstar’s Term Loan B of $150.0 million. Nexstar continues to guarantee Mission’s and Shield’s obligations, and Mission continues to guarantee Nexstar’s obligations under the amended senior secured credit facilities.

On October 29, 2018, Nexstar prepaid $70.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

On November 1, 2018, Nexstar completed the acquisition of the remaining assets of KRBK and paid the remaining purchase price of $2.5 million, funded by cash on hand. See Note 3 for additional information.

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

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

Executive Summary

2018 Highlights

•

During the third quarter of 2018, net revenue increased by $81.1 million, or 13.3% compared to the same period in 2017, primarily due to increases in political advertising and retransmission compensation of $63.0 million and $26.8 million, respectively. These increases were partially offset by a decrease in revenue from local and national advertising of $12.6 million, primarily due to changes in the mix between our local, national, and political advertising during an election year.

•	For each of the three quarters of 2018, our Board of Directors declared dividends of $0.375 per share of our outstanding common stock, or total dividend payments of $51.5 million.

•

On April 26, 2018, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $200.0 million of our Class A common stock. The expansion brought the total capacity under our share repurchase program to approximately $218.6 million when combined with the remaining balance under our prior authorization. Under the expanded authorization, we repurchased a total of 250,000 shares of our Class A common stock for $16.7 million, funded by cash on hand. As of September 30, 2018, the remaining available amount under the share repurchase authorization was $201.9 million.

Acquisitions

	Acquisition Date	Purchase Price	Assets Acquired
LKQD	January 16, 2018	$97.3 million in cash (base purchase price) plus contingent consideration discussed below	Acquired the outstanding equity of LKQD.
WHDF	First closing on July 15, 2018 Second closing is expected in early November 2018	$2.3 million paid in cash at first closing $0.7 million paid in cash at second closing	Acquired the assets of WHDF, a full power television station in the Huntsville, Alabama market and an affiliate of CW.
KRBK	First closing on August 1, 2018 Second closing on November 1, 2018	$15.1 million paid in cash at first closing $2.5 million paid in cash at second closing	Acquired the assets of KRBK, a full power television station in the Springfield, Missouri market and an affiliate of FOX.

The base purchase price for the LKQD acquisition was funded by a combination of a borrowing under our revolving credit facility and cash on hand. The sellers of LKQD could also receive up to $35.0 million in Earnout Payments if a certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital through the date of payment. As of September 30, 2018, Nexstar Digital accrued $1.9 million, representing the portion of the estimated fair value of the Earnout Payments that is incurred. The acquisition of LKQD broadens and diversifies Nexstar Digital’s portfolio with technologies that are complementary to its current offerings of digital solutions and services for media publishers, and multi-platform marketing solutions for local and national advertisers.

The first closing payments for WHDF and KRBK acquisitions were funded by cash on hand. At the first closings, we acquired the stations’ assets, excluding certain transmission equipment, FCC licenses and network affiliation agreements. We also began providing programming and sales services to these stations pursuant to TBAs, effective July 15, 2018 for WHDF and August 1, 2018 for KRBK. On October 17, 2018, we received approval from the FCC to purchase the remaining assets of the two stations. On November 1, 2018, we completed the KRBK acquisition and paid the remaining purchase price of $2.5 million. Accordingly, the TBA with KRBK was terminated as of this date. Nexstar expects to complete the acquisition of the remaining assets of WHDF (second closing) and pay the remaining purchase price of $0.7 million in early November 2018. The foregoing transactions created two new duopolies for Nexstar.

For additional information on the above acquisitions, refer to Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Debt Transactions

•

On January 16, 2018, we borrowed $44.0 million under our revolving credit facility to fund the acquisition of LKQD. Through June 2018, we repaid the entire $44.0 million principal balance under our revolving credit facility, funded by cash on hand. No amounts were drawn from our revolving credit facility during the third quarter of 2018.

•

In June 2018, Marshall refinanced the outstanding principal balances under its term loan and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new term loan of $51.8 million. The current term loan matures on December 1, 2019.

•

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding term loans.

•	Through September 2018, we prepaid a total of $195.0 million in principal balance under our term loans.

•	Through September 2018, the Company repaid scheduled maturities of $31.1 million under its term loans.

•	On October 1, 2018, we prepaid $55.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

•

On October 26, 2018, the Company completed a refinancing of certain of its senior secured credit facilities, including (i) Nexstar’s and Mission’s Term Loan B with outstanding principal balances of $1.579 billion and $228.5 million, respectively, (ii) Nexstar’s and Shield’s Term Loan A with outstanding principal balances of $679.5 million and $23.0 million, respectively, and (iii) Nexstar’s and Mission’s revolving credit facilities of $163.4 million and $3.0 million, respectively, of which no amounts were drawn. The amendments extended the maturity date of Term Loan A and revolving credit facilities from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for Term Loan B, Term Loan A and revolving loans. The maturity date of Term Loan B did not change (January 17, 2024). Nexstar also borrowed an additional $150.0 million Term Loan A under its amended senior secured credit facility. The proceeds were used to partially repay the outstanding principal balance of Nexstar’s Term Loan B of $150.0 million. Nexstar continues to guarantee Mission’s and Shield’s obligations, and Mission continues to guarantee Nexstar’s obligations under the amended senior secured credit facilities.

•	On October 29, 2018, we prepaid $70.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

See also Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the above debt transactions.

Overview of Operations

As of September 30, 2018, we owned, operated, programmed or provided sales and other services to 171 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 38 full power television stations owned by independent third parties (VIEs). See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We also guarantee all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities. Mission and Nexstar Digital are guarantors of our senior secured credit facility. Mission also guarantees our 6.125% Notes and our 5.625% Notes but does not guarantee our 5.875% Notes. Nexstar Digital does not guarantee any of our notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by us without consent or approval by Mission or its stockholders. We expect these option agreements to be renewed upon expiration.

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

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that will share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. The two stations moving to VHF channels must vacate their current channels by September 2019 and May 2020, respectively.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) as a percentage of total net revenue:

	Three Months Ended September 30,
	2018		2017
	Amount	%	Previously Reported	Reclassifications	Current Presentation	%
Local	$189,423	27.3	$224,026	$(26,450)	$197,576	32.3
National	71,623	10.3	89,568	(13,545)	76,023	12.4
Political	70,147	10.1	8,425	(1,264)	7,161	1.2
Retransmission compensation	284,319	41.0	257,517	-	257,517	42.1
Digital	69,312	10.0	56,180	(822)	55,358	9.0
Other	4,028	0.7	4,334	-	4,334	0.7
Trade and barter revenue	4,163	0.6	13,901	-	13,901	2.3
Total revenue	693,015	100.0	653,951	(42,081)	611,870	100.0
Less: Agency Commissions	-		(42,081)	42,081	-
Net Revenue	$693,015		$611,870		$611,870

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Previously Reported	Reclassifications	Current Presentation	%
Local	$581,251	29.5	$664,436	$(78,790)	$585,646	32.9
National	210,301	10.7	258,342	(39,081)	219,261	12.3
Political	111,049	5.6	16,876	(2,531)	14,345	0.8
Retransmission compensation	836,533	42.5	742,511	-	742,511	41.8
Digital	196,115	10.0	166,868	(3,100)	163,768	9.2
Other	22,402	1.1	13,067	-	13,067	0.8
Trade and barter revenue	11,023	0.6	39,704	-	39,704	2.2
Total revenue	1,968,674	100.0	1,901,804	(123,502)	1,778,302	100.0
Less: Agency Commissions	-		(123,502)	123,502	-
Net Revenue	$1,968,674		$1,778,302		$1,778,302

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and related barter expense) resulting from the exchange of advertising time for certain program material. During the three and nine months ended September 30, 2017, respectively, we recognized barter revenue (and barter expense) of $10.8 million and $30.9 million, included in the trade and barter revenue line in the table above. Additionally, the Company now presents local, national, political and digital revenues, exclusive of the related agency commission, as shown in the reclassifications column in the table above. The change in the presentation of local, national, political and digital revenues was prepared for comparative purposes and did not impact the Company’s past or future net revenue, income from operations or net income.

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$693,015	100.0	$611,870	100.0	$1,968,674	100.0	$1,778,302	100.0
Operating expenses:
Corporate expenses	27,734	4.0	23,065	3.8	81,461	4.1	118,009	6.6
Direct operating expenses, net of trade	281,318	40.6	253,914	41.5	826,997	42.0	718,854	40.4
Selling, general and administrative expenses, excluding corporate	112,563	16.2	117,399	19.2	339,644	17.3	346,829	19.5
Trade and barter expense	4,045	0.6	14,509	2.4	11,768	0.6	41,064	2.3
Depreciation	27,673	4.0	25,979	4.2	78,577	4.0	74,497	4.2
Amortization of intangible assets	37,157	5.4	33,986	5.6	110,640	5.6	120,701	6.8
Amortization of broadcast rights, excluding barter	15,021	2.1	17,102	2.7	47,034	2.4	47,099	2.7
Gain on disposal of stations, net	-	-	-	-	-	-	(57,716)	(3.2)
Reimbursement from the FCC related to station repack	(5,389)	(0.8)	-	-	(12,450)	(0.6)	-	-
Total operating expenses	500,122		485,954		1,483,671		1,409,337
Income from operations	$192,893		$125,916		$485,003		$368,965

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $189.4 million for the three months ended September 30, 2018, compared to $197.6 million for the same period in 2017, a decrease of $8.2 million, or 4.1%. National advertising revenue was $71.6 million for the three months ended September 30, 2018, compared to $76.0 million for the same period in 2017, a decrease of $4.4 million, or 5.8%. Our legacy stations’ local and national advertising revenue decreased by $13.3 million, which reflected the changes in the mix between our local, national and political advertising revenue during an election year. Our largest advertiser category, automobile, represented approximately 25% and 26% of our local and national advertising revenue for the three months ended September 30, 2018 and 2017, respectively. Overall, including the past results of two new television stations to which we provide services, automobile revenues decreased by 8.8% during the quarter. The other categories representing our top five were attorneys and medical/healthcare, which increased in 2018, and fast food/restaurants and furniture, which decreased in 2018.

Political advertising revenue was $70.1 million for the three months ended September 30, 2018, compared to $7.2 million for the same period in 2017, an increase of $63.0 million, as 2018 is an election year.

Retransmission compensation was $284.3 million for the three months ended September 30, 2018, compared to $257.5 million for the same period in 2017, an increase of $26.8 million, or 10.4%. Our legacy stations’ revenue increased by $25.2 million, primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and initial contributions from distribution agreements with OTTDs. Additionally, our new local service agreements with two television stations resulted in an incremental revenue of $1.6 million. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $69.3 million for the three months ended September 30, 2018, compared to $55.4 million for the same period in 2017, an increase of $14.0 million, or 25.2%. This was primarily attributable to incremental revenue from our acquisition of LKQD of $9.6 million and an increase in revenue from our social media platform of $8.6 million. These increases were partially offset by a decrease in revenue due to rebranding and consolidation of our digital products and offerings of $5.1 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $27.7 million for the three months ended September 30, 2018, compared to $23.1 million for the same period in 2017, an increase of $4.7 million, or 20.2%. This was primarily attributable to a $2.0 million increase in stock-based compensation related to new equity incentive awards, an increase in payroll expense and other compensation of $1.0 million and an increase in legal and professional fees of $0.7 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $393.9 million for the three months ended September 30, 2018, compared to $371.3 million for the same period in 2017, an increase of $22.6 million, or 6.1%. This was primarily due to an increase in our legacy stations’ programming costs of $19.9 million, primarily related to network affiliation agreements. Network affiliation fees have been increasing industry-wide and will continue to increase over the next several years. Additionally, our acquisition of LKQD and new local service agreements entered into with two television stations resulted in incremental expenses of $6.5 million. These transactions were partially offset by a decrease in expense due to rebranding and consolidation of our digital products and offerings of $4.4 million.

Depreciation of property and equipment was $27.7 million for the three months ended September 30, 2018, compared to $26.0 million for the same period in 2017, an increase of $1.7 million, or 6.5%, primarily due to incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $37.2 million for the three months ended September 30, 2018, compared to $34.0 million for the same period in 2017, an increase of $3.2 million, or 9.3%, primarily attributable to incremental amortization from acquisitions.

Amortization of broadcast rights, excluding barter was $15.0 million for the three months ended September 30, 2018, compared to $17.1 million for the same period in 2017, a decrease of $2.1 million, or 12.2%, primarily attributable to various nonrecurring adjustments.

Interest Expense, net

Interest expense, net was $56.2 million for the three months ended September 30, 2018, compared to $53.6 million for the same period in 2017, an increase of $2.6 million, or 4.9%, primarily due to the increasing trend in the London Interbank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.2 million for the three months ended September 30, 2018, compared to $1.2 million for the same period in 2017, an increase of $1.9 million, primarily due to an increase in prepayments of our term loans in 2018 compared to prior year.

Income Taxes

Income tax expense was $35.2 million for the three months ended September 30, 2018, compared to $32.0 million for the same period in 2017. The effective tax rates were 26.1% and 43.2% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily due to (i) the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, (ii) a $1.4 million decrease in permanent differences between the two periods, which contributed a 2.7% decrease in the effective tax rate, (iii) and an increase in nontaxable earnings of $0.5 million which resulted in a 0.8% decrease in the effective tax rate.

In December 2017, the Tax Act was signed into law which significantly changed the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%. During the three-month period ended September 30, 2018, the Company recorded a measurement period adjustment in accordance with Staff Accounting Bulletin No. 118. The measurement period adjustment related to the remeasurement of the Company’s net deferred tax liability from 35% to 21% and resulted in an income tax benefit of $2.1 million. The $2.1 million income tax benefit reduced the effective income tax rate for the three-month period ended September 30, 2018 by 1.5%. The accounting for the Tax Act was completed as of September 30, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $581.3 million for the nine months ended September 30, 2018, compared to $585.6 million for the same period in 2017, a decrease of $4.4 million, or 0.8%. National advertising revenue was $210.3 million for the nine months ended September 30, 2018, compared to $219.3 million for the same period in 2017, a decrease of $9.0 million, or 4.1%. Our legacy stations’ local and national advertising revenue decreased by $35.0 million, which reflected the changes in the mix between our local, national and political advertising revenue during an election year. Our station divestitures in 2017 also resulted in a decrease in revenue of $0.7 million. These decreases were partially offset by $21.7 million incremental revenue during the first quarter of 2018, resulting from our merger with Media General in January 2017, $0.7 million incremental revenue from new local service agreements with two television stations in the third quarter of 2018, and increases in advertising revenue from the Olympics on our NBC affiliate stations in the first quarter of 2018. Our largest advertiser category, automobile, represented approximately 24% and 25% of our local and national advertising revenue for the nine months ended September 30, 2018 and 2017, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by 10% during the quarter. The other categories representing our top five were attorneys and medical/healthcare, which increased in 2018, and fast food/restaurants and furniture, which decreased in 2018.

Political advertising revenue was $111.0 million for the nine months ended September 30, 2018, compared to $14.3 million for the same period in 2017, an increase of $96.7 million, as 2018 is an election year.

Retransmission compensation was $836.5 million for the nine months ended September 30, 2018, compared to $742.5 million for the same period in 2017, an increase of $94.0 million, or 12.7%. Our legacy stations’ revenue increased by $54.8 million primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and initial contributions from distribution agreements with OTTDs. Additionally, our merger with Media General in January 2017 resulted in incremental revenue of $38.5 million and our new local service agreements with two television stations resulted in incremental revenue of $1.6 million. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $196.1 million for the nine months ended September 30, 2018, compared to $163.8 million for the same period in 2017, an increase of $32.3 million, or 19.8%. This was primarily attributable to incremental revenue resulting from our acquisitions of $43.1 million and an increase in revenue from our social media platform of $10.1 million. These increases were partially offset by a decrease in revenue due to rebranding and consolidation of our digital products and offerings of $22.6 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $81.5 million for the nine months ended September 30, 2018, compared to $118.0 million for the same period in 2017, a decrease of $36.5 million, or 31.0%. This was primarily attributable to a decrease in legal and professional fees, severance and bonuses of $41.0 million associated with our 2017 acquisitions. This decrease was partially offset by a $5.3 million increase in stock-based compensation related to new equity incentive awards.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $1,166.6 million for the nine months ended September 30, 2018 compared to $1,065.7 million for the same period in 2017, an increase of $101.0 million, or 9.5%. The increase was primarily due to expenses of our newly acquired stations and entities of $81.3 million, partially offset by a decrease of $1.2 million related to our station divestitures. Additionally, our legacy stations’ programming costs increased by $46.0 million, primarily related to network affiliation agreements. Network affiliation fees have been increasing industry-wide and will continue to increase over the next several years. These increases were partially offset by a $21.8 million decrease in expenses due to rebranding and consolidation of our digital products and offerings.

Depreciation of property and equipment was $78.6 million for the nine months ended September 30, 2018, compared to $74.5 million for the same period in 2017, an increase of $4.1 million, or 5.5%. The increase was primarily due to incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $110.6 million for the nine months ended September 30, 2018, compared to $120.7 million for the same period in 2017, a decrease of $10.1 million, or 13.1%. This was primarily attributable to decreases in amortization from certain fully amortized assets, partially offset by incremental amortization from our acquisition in 2018.

Amortization of broadcast rights, excluding barter, was consistent at $47.0 million for the nine months ended September 30, 2018, compared to $47.1 million for the same period in 2017.

In connection with our merger with Media General in 2017, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million and we sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million for the nine months ended September 30, 2017.

Interest Expense, net

Interest expense, net was $167.1 million for the nine months ended September 30, 2018, compared to $188.5 million for the same period in 2017, a decrease of $21.4 million, or 11.4%. The decrease was primarily attributable to one-time fees associated with the financing of our acquisitions in January 2017 and the redemption of our $525.0 million 6.875% Notes in February 2017, partially offset by the effect of the increasing trend in the LIBOR.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.6 million for the nine months ended September 30, 2018, compared to $34.3 million for the same period in 2017, a decrease of $29.7 million. In 2018, the loss on extinguishment of debt resulted from prepayments of our term loans, representing the write-off of unamortized debt financing costs and debt discounts/premiums. In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%. We also refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $240.0 million principal balance under our term loans. These transactions resulted in loss on debt extinguishment of $34.3 million, representing premiums paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt extinguishments.

Income Taxes

Income tax expense was $86.0 million for the nine months ended September 30, 2018, compared to $58.4 million for the same period in 2017. The effective tax rates were 26.9% and 38.0% for each of the respective periods.

The decrease in the effective tax rate between the two periods was primarily attributable to (i) the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, (ii) a $2.3 million decrease in permanent differences, resulting in a 2.5% decrease in the 2018 effective tax rate compared to prior year, (iii) transaction costs attributable to Nexstar’s merger with Media General that were determined to be nondeductible for tax purposes and resulted in an income tax expense of $1.7 million in 2017, or a 1.1% decrease in the 2018 effective tax rate compared to prior year, and (iv) the liquidation of Media General legal entities that merged with Nexstar in 2017 and resulted in an income tax expense of $1.5 million in 2017, or a 1.0% decrease in the 2018 effective tax rate compared to prior year.

These decreases were partially offset by (i) a $7.8 million income tax benefit in 2017 that resulted from divestiture of stations previously owned by Nexstar, or a 5.1% increase in the 2018 effective tax rate compared to prior year, (ii) a release of an uncertain tax position in 2017 that resulted in an income tax benefit of $1.6 million, or a 1.1% increase in the 2018 effective tax rate compared to prior year, (iii) higher excess tax benefits related to stock-based compensation in 2017 amounting to $0.3 million, or a 0.5% increase in the 2018 effective tax rate compared to prior year, and (iv) a decrease in nontaxable earnings of $0.9 million that contributed a 0.4% increase in the 2018 effective tax rate compared to prior year.

In December 2017, the Tax Act was signed into law which significantly changed the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%. During the three-month period ended September 30, 2018, the Company recorded a measurement period adjustment in accordance with Staff Accounting Bulletin No. 118. The measurement period adjustment related to the remeasurement of the Company’s net deferred tax liability from 35% to 21% and resulted in an income tax benefit of $2.1 million. The $2.1 million income tax benefit reduced the effective income tax rate for the nine-month period ended September 30, 2018 by 0.6%. The accounting for the Tax Act was completed as of September 30, 2018.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$499,664	$63,164
Net cash used in investing activities	(161,738)	(2,042,205)
Net cash (used in) provided by financing activities	(335,155)	1,099,363
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,771	$(879,678)
Cash paid for interest	$170,790	$200,875
Income taxes paid, net of refunds	$59,082	$221,257

As discussed in Note 2 to our Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q, we have adopted ASU No. 2016-15 and ASU 2016-18 effective on January 1, 2018. The adoption impacted our cash flow presentation in 2017, which resulted in a decrease in net cash provided by operating activities of $27.6 million, an increase in net cash used in investing activities of $4.2 million and a decrease in net cash provided by financing activities of $896.0 million. Additionally, the cash paid for interest increased by $25.9 million in 2017.

	As of	As of
	September 30, 2018	December 31, 2017

Cash and cash equivalents	$118,423	$115,652
Long-term debt including current portion	4,148,011	4,362,460
Unused revolving loan commitments under senior secured credit facilities(1)	166,372	172,000

(1)	Based on covenant calculations as of September 30, 2018, all of the $166.4 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $436.5 million during the nine months ended September 30, 2018, compared to the same period in 2017. This was primarily due to an increase in net revenue (excluding trade and barter) of $219.4 million less an increase in station and corporate operating expenses (excluding non-cash transactions) of $55.1 million, source of cash resulting from timing of accounts receivable collections of $36.2 million, a decrease in cash paid for interest of $30.1 million, a decrease in payments for tax liabilities of $162.2 million, source of cash from timing of payments to vendors of $26.2 million and a decrease in payments for contingent consideration related to a past acquisition of $4.0 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $1.881 billion during the nine months ended September 30, 2018, compared to the same period in 2017. In 2018, we completed our acquisition of LKQD for a cash purchase price of $97.0 million, less $11.2 million of cash acquired, and the first closing payments to acquire two new stations of $17.4 million. We also received $4.3 million in proceeds from disposal of assets. In 2017, we completed our merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.9 million of cash acquired through the merger. In connection with the merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. These transactions were partially offset by $481.9 million in net proceeds from station divestitures and $478.6 million in gross proceeds to relinquish certain stations’ spectrum. We also received $16.4 million in proceeds from disposal of assets, primarily the sale of a real estate property.

Capital expenditures during the nine months ended September 30, 2018 increased by $14.7 million compared to the same period in 2017, primarily due to increased spending of $13.5 million and $2.2 million related to station repacking costs and station relinquishment of spectrum, respectively.

Cash Flows – Financing Activities

Net cash flows provided by financing activities decreased by $1.434 billion during the nine months ended September 30, 2018, compared to the same period in 2017.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD and received $5.2 million in proceeds from stock option exercises. Marshall also refinanced the outstanding principal balances under its term loan and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new term loan of $51.8 million. Additionally, Marshall also borrowed a $5.6 million revolving loan. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $231.7 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $51.5 million ($0.375 per share each quarter), payments for capital lease obligations of $7.4 million and cash payment for taxes in exchange for shares of common stock withheld of $4.8 million.

In 2017, the Company borrowed new term loans, net of debt discount, of $3.531 billion and drew $3.0 million under a new revolving loan. We also received $3.9 million in proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term and revolving loans of Nexstar, Mission and Marshall with an aggregate principal of $672.3 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, repayments of outstanding principal balance under our term loans of $454.4 million associated with the amendments to senior secured credit facilities in July 2017, prepayments of $240.0 million outstanding principal balances under our term loans, payments for debt financing costs associated with new term loans and new revolving credit facilities of $52.0 million, payments to acquire the remaining assets of stations previously owned by WVMH of $66.9 million, purchases of treasury stock of $99.0 million, payments of dividends to our common stockholders of $42.1 million ($0.30 per share each quarter), payments for contingent consideration related to past acquisitions of $259.6 million, payments for capital lease obligations of $5.4 million and cash payment for taxes in exchange for shares of Nexstar common stock withheld of $4.0 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2018, we, Mission, Marshall and Shield had total combined debt of $4.1 billion, net of financing costs and discounts, which represented 70.6% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2018 (in thousands):

	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Nexstar senior secured credit facility	$2,322,189	$9,061	$96,043	$583,505	$1,633,580
Mission senior secured credit facility	229,106	580	4,628	4,628	219,270
Marshall senior secured credit facility	51,760	578	51,182	-	-
Shield senior secured credit facility	23,266	306	3,245	19,715	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,201,321	$10,525	$155,098	$1,282,848	$2,752,850

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

The Company had $166.4 million of total unused revolving loan commitments under its senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On January 16, 2018, Nexstar Digital completed its acquisition of LKQD and paid the base purchase price. Under the purchase agreement, the sellers could also receive up to $35.0 million in Earnout Payments if a certain earnings target is achieved during the fiscal year 2019 and if certain employees have continued their employment with Nexstar Digital through the date of payment. As of September 30, 2018, Nexstar Digital accrued $1.9 million, representing the portion of the estimated fair value of the Earnout Payments that is incurred.

On April 26, 2018, our board of directors approved an increase in our share repurchase authorization to repurchase our Class A common stock. During the nine months ended September 30, 2018, we repurchased 751,920 shares of our Class A Common Stock for $50.5 million, funded by cash on hand. As of September 30, 2018, the remaining available amount under our share repurchase authorization was $201.9 million.

On October 1, 2018, we prepaid $55.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

On October 17, 2018, we received approval from the FCC to purchase the remaining assets of television stations WHDF and KRBK. On November 1, 2018, we completed the acquisition of KRBK and paid the remaining purchase price of $2.5 million. Nexstar expects to complete the acquisition of the remaining assets of WHDF (second closing) and pay the remaining purchase price of $0.7 million in early November 2018.

On October 25, 2018, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.375 per share of its Class A common stock. The dividend is payable on November 30, 2018 to stockholders of record on November 16, 2018.

On October 26, 2018, the Company completed a refinancing of certain of its senior secured credit facilities, including (i) Nexstar’s and Mission’s Term Loan B with outstanding principal balances of $1.579 billion and $228.5 million, respectively, (ii) Nexstar’s and Shield’s Term Loan A with outstanding principal balances of $679.5 million and $23.0 million, respectively, and (iii) Nexstar’s and Mission’s revolving credit facilities of $163.4 million and $3.0 million, respectively, of which no amounts were drawn. The amendments extended the maturity date of Term Loan A and revolving credit facilities from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for Term Loan B, Term Loan A and revolving loans. The maturity date of Term Loan B did not change (January 17, 2024). Nexstar also borrowed an additional $150.0 million Term Loan A under its amended senior secured credit facility. The proceeds were used to partially repay the outstanding principal balance of Nexstar’s Term Loan B of $150.0 million. Nexstar continues to guarantee Mission’s and Shield’s obligations, and Mission continues to guarantee Nexstar’s obligations under the amended senior secured credit facilities.

On October 29, 2018, we prepaid $70.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2018, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from September 30, 2018.

No Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that as of September 30, 2018, there has been no material change to this information.

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

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The key assumptions used in developing the required estimates include discount rates, expected return on plan assets, mortality rates, health care cost trends, retirement rates and expected contributions. The expected rate of return on plan assets is 7.0%.

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

The term loan borrowings at September 30, 2018 under the Company’s senior secured credit facilities bear interest rates ranging from 4.26% to 4.76%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2018 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $26.3 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2018. An increase of 50 basis points in LIBOR would result in a $13.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $26.3 million and $13.1 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2018, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2018, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between advertising sales teams of independent local television station owners to artificially inflate prices of local TV advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in 13 similar complaints, eight in the Northern District of Illinois, three in the Southern District of New York, and two in the District of Maryland.  Each similar complaint includes similar allegations and alleges a violation of Section 1 of the Sherman Act.  One, filed by John O’Neil Johnson Toyota, LLC in the District of Maryland, also alleges violations of state antitrust and consumer protection statutes and a claim for unjust enrichment.

On October 4, 2018, the Judicial Panel on Multidistrict Litigation issued an order transferring the cases against Nexstar filed in other judicial districts to the Northern District of Illinois and assigning them to Judge Virginia Kendall. Nexstar denies the allegations against it and will defend its advertising practices as necessary.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WYOU) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.2

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KJTL) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.3

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KCIT) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.4

Amendment No. 2 to Credit Agreement, dated as of June 28, 2018, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.5

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 1, 2018).

10.6

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018 (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

10.7

Credit Agreement, dated as of January 17, 2017, by and among WXXA-TV LLC, WLAJ-TV LLC, Shield Media Lansing LLC, Shield Media LLC, Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2018 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: November 8, 2018