Form 10-K
period 2018-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2019-02-27
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $3,210,723,476.

As of February 26, 2019, the Registrant had 45,745,692 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; “Nexstar Digital” refers to Nexstar Digital LLC, our-wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar Broadcasting has time brokerage agreements (“TBAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”), local marketing agreements (“LMAs”) and outsourcing agreements (which we generally and collectively refer to as “local service agreements”) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2018 4th Edition, as published by BIA Financial Network, Inc.

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

Overview

We are a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services in 100 designated market areas throughout the United States.

As of December 31, 2018, we owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. As of December 31, 2018, we reached approximately 42.7 million, or 38.8%, of all U.S. television households.

The stations we own and operate or provide services to provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our television stations’ primary sources of revenue include the sale of commercial air time on our stations to local and national advertisers, the sale of advertising on our websites in each of our broadcast markets where we deliver community focused content, and revenues earned from our retransmission consent agreements with traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, and over-the-top video distributors (“OTTDs”), companies that provide video content through internet streaming.

Our digital media businesses provide digital publishing and content management platform, digital video advertising platform, social media advertising platform and other digital media solutions to media publishers and advertisers. We are focused on new technologies and growing our portfolio of digital products and services complementary to our vision of providing local news, entertainment and sports content through broadcast and digital platforms.

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

Recent Acquisitions

On January 16, 2018, we acquired the outstanding equity of Likqid Media Inc. (“LKQD”), a video advertising infrastructure company. The purchase price was $97.0 million in cash, including working capital adjustments, of which $94.0 million was paid in January 2018 and the remaining $3.0 million was paid upon final settlement in April 2018. The purchase price was funded by a combination of borrowing under our revolving credit facility and cash on hand.

On July 15, 2018, we entered into a definitive agreement to acquire the assets of the CW affiliated television station WHDF from Huntsville TV, LLC (“Huntsville TV”), for $3.0 million in cash, including working capital adjustments. On July 15, 2018, we completed the first closing of the acquisition and acquired the station’s assets excluding certain transmission equipment, Federal Communications Commission (“FCC”) licenses and network affiliation agreement for $2.3 million, funded by cash on hand. We completed the second closing on November 9, 2018, acquiring the remaining assets and paying the remaining purchase price of $0.7 million. We provided programming and sales and other services to WHDF pursuant to a TBA from July 15, 2018 until the completion of our acquisition on November 9, 2018.

On August 1, 2018, we entered into a definitive agreement to acquire the assets of the FOX affiliated television station KRBK from KRBK LLC for $17.6 million in cash, including working capital adjustments. On August 1, 2018, we completed the first closing of the acquisition and acquired the station’s assets excluding certain transmission equipment, FCC licenses and network affiliation agreement for $15.1 million, funded by cash on hand. We completed the second closing on November 1, 2018, acquiring the remaining assets and paying the remaining purchase price of $2.5 million. We provided programming and sales services to KRBK pursuant to a TBA from August 1, 2018 until the completion of our acquisition on November 1, 2018.

On November 1, 2018, we entered into a definitive agreement to acquire the FCC license, certain transmission equipment and network affiliation agreement of KHII, formerly KFVE, (“KHII”) from HITV License Subsidiary, Inc. (“HITV”), the MNTV affiliate serving Honolulu, Hawaii and its satellite stations KGMV serving Wailuku, Hawaii and KGMD serving Hilo, Hawaii. The purchase price is $6.5 million, of which $0.1 million was paid on November 1, 2018. The acquisition received FCC approval on December 17, 2018. We completed the acquisition on January 28, 2019 and paid the remaining purchase price of $6.4 million. Effective November 1, 2018, we began providing programming and sales services to KHII under a TBA until the completion of our acquisition on January 28, 2019.

Merger Agreement with Tribune

On November 30, 2018, we entered into a definitive merger agreement with Tribune Media Company (“Tribune”) to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Tribune currently owns, operates or provides services to 42 television stations.

The merger agreement contains certain termination rights for both us and Tribune. If the merger agreement is terminated in connection with Tribune entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by Tribune to us will be $135 million. If the merger agreement is terminated because the required Tribune stockholder vote is not obtained at a stockholder meeting duly held for such purpose, Tribune will be required to reimburse us for our costs and expenses incurred in connection with the transaction in an amount not to exceed $15 million. Either party may terminate the merger agreement if the merger is not consummated on or before an end date of November 30, 2019, with an automatic extension to February 29, 2020, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to (i) the approval of the merger by the stockholders of Tribune, (ii) FCC approval, (iii) other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino “HSR” waiting period) and (iv) satisfaction of other customary closing conditions. The merger does not require approval of our stockholders and is not subject to any financing contingency. On November 30, 2018, we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

In connection with obtaining the HSR approval and the FCC approval, Nexstar agreed to divest one or more television stations in certain DMAs. Those DMAs are: (i) Salt Lake City, UT; (ii) Grand Rapids-Kalamazoo-Battle Creek, MI; (iii) Wilkes Barre-Scranton, PA; (iv) Richmond-Petersburg, VA; (v) Des Moines-Ames, IA; (vi) Norfolk-Portsmouth-Newport News, VA; (vii) Fort Smith-Fayetteville-Springdale-Rogers, AR; (viii) Davenport, IA-Rock Island-Moline, IL; (ix) Memphis, TN; (x) Huntsville-Decatur (Florence), AL; (xi) Indianapolis, IN; (xii) Hartford-New Haven, CT and (xiii) Harrisburg, PA. Nexstar is required to designate one or more Tribune stations or Nexstar stations for divestiture in each DMA. Nexstar has also agreed to designate, at its option, certain additional Tribune stations or Nexstar stations for divestiture and to divest such stations in order to comply with the FCC national cap as required by the FCC in order to obtain approval of and consummate the transactions.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 72.5% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2018, we earned approximately 37.9% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 and 30 hours per week of local news programming. Extensive local sports coverage, active sponsorship of community events and the local news stories our Washington, D.C. bureau focuses on further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of digital products and services. Our station websites provide access to our local news and information, as well as community centric businesses and services. We delivered to audiences across all of our station web sites in 2018, with 199 million unique visitors who utilized over 5.0 billion page views. Also in 2018, our mobile websites and mobile application accounted for 36% and 46%, respectively, of our station websites’ overall page views by year end. We have also invested in additional digital media product lines, including a digital video advertising platform acquired in early 2018 and other digital media solutions. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2018, revenue generated from local advertising represented 73.2% of our consolidated spot revenue (total of local and national advertising revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 61.4% of our net revenue, excluding trade revenue, for the year ended December 31, 2018 from our duopoly markets.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS and FOX affiliated stations which represented approximately 18.3%, 28.8%, 33.0% and 10.2%, respectively, of our 2018 combined local, national and political net revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

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

Acquisition Strategy

We selectively pursue acquisitions of television stations where we believe we can improve revenue and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets. We selectively pursue acquisitions of digital properties that leverage our capabilities particularly in video delivery technology and platforms and with a focus on assisting small and medium-sized businesses to effectively reach targeted consumers and achieve effective marketing campaigns.

Relationship with VIEs

Through various local service agreements, as of December 31, 2018, we provided sales, programming and other services to 38 full power television stations owned by consolidated VIEs and one full power television station owned by an unconsolidated VIE. As of December 31, 2018, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantees of the obligations incurred under Mission Broadcasting, Inc.’s (“Mission”), Marshall Broadcasting Group, Inc.’s (“Marshall”) and Shield Media LLC’s (“Shield”) senior secured credit facilities, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE, exclusive of Marshall, which permit Nexstar to acquire the assets and assume the liabilities of each of the consolidated VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2021 and 2028. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we currently own, operate, program or provide sales and other services to:

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date(4)
6	DC(3)/Hagerstown, MD	WDVM	IND	WDVM-D2, D3, D4	Grit, Escape, Laff	O&O	10/1/2020
8	San Francisco, CA	KRON(25)	MNTV	KRON-D2, D3, D4	Sky link TV, getTV, Grit TV	O&O	12/1/2022
11	Tampa, FL	WFLA WTTA(24)	NBC MNTV	WFLA-D2, D3 WTTA-D2	MeTV, Escape CoziTV	O&O O&O	2/1/2021 2/1/2021
12	Phoenix, AZ	KASW	The CW	KASW-D2, D3, D4	HSN, Grit, Escape	O&O	10/1/2022
22	Portland, OR	KOIN	CBS	KOIN-D2, D3	getTV, Decades	O&O	2/1/2023
25	Raleigh, NC	WNCN(25)	CBS	WNCN-D3, D4	Grit, Escape	O&O	12/1/2020
27	Nashville, TN	WKRN	ABC	WKRN-D2, D3, D4	MeTV, Justice, Grit	O&O	8/1/2021
28	Indianapolis, IN	WISH WNDY(24)	The CW MNTV	WISH-D2, D3 WNDY-D2	getTV, Justice Bounce	O&O O&O	8/1/2021 8/1/2021
30	Salt Lake City, UT	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4 KUWB-LD	Me-TV, Laff, Heros & Icons Movies!, Grit, Escape CMT	O&O O&O O&O	10/1/2022 10/1/2022 10/1/2022
33	New Haven, CT	WTNH WCTX(24)	ABC MNTV	WTNH-D2 WCTX-D2	Bounce Grit	O&O O&O	4/1/2023 4/1/2023
34	Columbus, OH	WCMH	NBC	WCMH-D2, D3, D4	MeTV, ION, Laff	O&O	10/1/2021
38	Spartanburg, SC	WSPA WYCW(24)	CBS The CW	WSPA-D2 WYCW-D2	ION get TV	O&O O&O	12/1/2020 12/1/2020
39	Las Vegas, NV	KLAS	CBS	KLAS-D2, D3	MeTV, Movies	O&O	10/1/2022
40	Austin, TX	KXAN KNVA KBVO	NBC The CW MNTV	KXAN-D2, D3 KNVA-D2, D3, D4 KBVO-CD, D2, D3 KHPB-CD	Cozi TV, ION Grit, Laff, Escape MNTV, Bounce, Heros&Icons The CW	O&O LSA(6) O&O O&O	8/1/2022 8/1/2022 8/1/2022 8/1/2022
41	Harrisburg, PA	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, getTV, Laff, WGCB-TV	O&O	8/1/2023
43	Birmingham, AL	WIAT	CBS	WIAT-D2, D3, D4	Escape, Justice, Laff	O&O	4/1/2021
44	Portsmouth, VA	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3	Bounce, getTV, CBN Cozi TV, Heroes & Icons	O&O O&O	10/1/2020 10/1/2020
47	Albuquerque, NM	KRQE KREZ(20) KBIM(20) KASY KRWB KWBQ	CBS CBS CBS MNTV The CW The CW	KRQE-D2, D3 KREZ-D2 KBIM-D2 KASY-D2, D3, D4 KRWB-D2 KWBQ-D2, D3, D4	FOX, Bounce getTV FOX Escape, getTV, Cozi TV MyNet Grit, Laff, ION	O&O O&O O&O LSA(10) LSA(10) LSA(10)	10/1/2022 4/1/2022 10/1/2022 10/1/2022 4/1/2021 10/1/2022
49	Grand Rapids, MI	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Bounce, Laff getTV, Grit, Weather MNTV, Cozi TV, Escape	O&O O&O O&O	10/1/2021 10/1/2021 10/1/2021
51	Memphis, TN	WATN WLMT	ABC The CW	WATN-D2, D3 WLMT-D2	Laff, Cozi TV MeTV	O&O O&O	8/1/2021 8/1/2021
52	Buffalo, NY	WNLO WIVB(24)	The CW CBS	WNLO-D2, D3, D4 WIVB-D4	Bounce Laff	O&O O&O	6/1/2023 6/1/2023
53	Providence, RI	WPRI WNAC	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3	MNTV, Bounce, getTV The CW, Laff	O&O LSA(12)	4/1/2023 4/1/2023
54	Fresno, CA	KSEE KGPE	NBC CBS	KSEE-D2, D3 KGPE-D2	Bounce, Grit Escape	O&O O&O	12/1/2022 12/1/2022

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date(4)
56	Richmond, VA	WRIC	ABC	WRIC-D2, D3, D4	ION, getTV, Laff	O&O	10/1/2020
57	Little Rock, AR	KARK KARZ KLRT KASN	NBC MNTV FOX The CW	KARK-D2, D3 KARZ-D2, D3 KLRT-D2	Laff, Grit Bounce, ION Escape	O&O O&O LSA(5) LSA(5)	(4) 6/1/2021 6/1/2021 6/1/2021
58	Mobile, AL	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, MeTV, Laff Bounce, Justice, Grit	O&O O&O	4/1/2021 4/1/2021
59	Albany, NY	WTEN WXXA	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4	getTV, Justice, Escape OTB-TV, Laff, Bounce	O&O LSA(9)	6/1/2023 6/1/2023
60	Knoxville, TN	WATE	ABC	WATE-D2, D3, D4	getTV, Laff, Cozi TV	O&O	8/1/2021
62	Wilkes Barre, PA	WBRE WYOU	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, Grit, Justice Escape, Bounce, Cozi TV	O&O LSA(5)	8/1/2023 8/1/2023
64	Dayton, OH	WDTN WBDT(24)	NBC The CW	WDTN-D2, D3 WBDT-D2	Escape, ION Bounce	O&O LSA(11)	10/1/2021 10/1/2021
66	Honolulu, HI	KHON KHAW(21) KAII(21) KGMD(19) KGMV(19) KHII(19)	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KAII-D2	The CW, getTV, Laff The CW	O&O O&O O&O O&O O&O O&O	2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023
67	Green Bay, WI	WFRV	CBS	WFRV-D2	Bounce	O&O	12/1/2021
68	Roanoke, VA	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, Escape FOX, Laff, Grit	O&O O&O	10/1/2020 10/1/2020
70	Charleston, WV	WOWK	CBS	WOWK-D2, D3, D4	Escape, Laff, Grit	O&O	10/1/2020
72	Springfield, MO	KOLR KOZL KRBK(18)	CBS MNTV FOX	KOLR-D2, D3, D4 KOZL-D2, D3 KRBK-D2, D3, D4	Laff, Grit, CBN Escape, Bounce MeTV, Movies!, ION	LSA(5) O&O O&O	2/1/2022 2/1/2022 2/1/2022
75	Des Moines, IA	WOI KCWI	ABC The CW	WOI-D2, D3, D4 KCWI-D2, D3, D4	Laff, Grit, Cozi TV Escape, Bounce, Quest	O&O O&O	2/1/2022 2/1/2022
76	Wichita, KS	KSNW KSNC(22) KSNG(22) KSNK(22)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNC-D2, D3 KSNG-D2 KSNL-LD	Telemundo, ION, Justice ION, Justice Telemundo NBC	O&O O&O O&O O&O O&O	6/1/2022 6/1/2022 6/1/2022 6/1/2022 6/1/2022
78	Brownsville, TX	KVEO	NBC	KVEO-D2, D3, D4	Estrella, Escape, Grit	O&O	8/1/2022
79	Huntsville, AL	WZDX WHDF(17)	FOX The CW	WZDX-D2, D3, D4	MNTV, MeTV, Escape	O&O O&O	4/1/2021 4/1/2021
80	Rochester, NY	WROC	CBS	WROC-D2, D3, D4	Bounce, Laff, Escape	O&O	6/1/2023
81	Syracuse, NY	WSYR	ABC	WSYR-D2, D3, D4	MeTV, Bounce, Laff	O&O	6/1/2023
82	Champaign, IL	WCIX WCIA	MNTV CBS	WCIX-D2, D3, D4 WCIA-D2, D3, D4	CBS, Escape, Laff MNTV, Bounce, Grit	O&O O&O	12/1/2021 12/1/2021
85	El Paso, TX	KTSM	NBC	KTSM-D2, D3, D4	Estrella, Escape, Laff	O&O	8/1/2022
89	Waco-Bryan, TX	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Estrella, Bounce FOX, Estrella, Laff	O&O O&O	8/1/2022 8/1/2022
90	Shreveport, LA	KTAL KMSS KSHV	NBC FOX MNTV	KTAL-D2, D3, D4 KSHV-D2, D3, D4	Laff, Cozi TV, CBN Escape, ION, Quest	O&O LSA(7) LSA(8)	8/1/2022 6/1/2021 6/1/2021
91	Colorado Springs, CO	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D4	The CW, ION, Escape The CW, Laff, Bounce	O&O O&O	4/1/2022
92	Jackson, MS	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, Laff	O&O	6/1/2021
93	Savannah, GA	WSAV	NBC	WSAV-D2, D3, D4	The CW, MeTV, Laff	O&O	4/1/2021
94	Charleston, SC	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	O&O	12/1/2020
95	Florence, SC	WBTW	CBS	WBTW-D2, D3, D4	MNTV, ION, Escape	O&O	12/1/2020
96	Burlington, VT	WFFF WVNY	FOX ABC	WFFF-D2, D3 WVNY-D2, D3, D4	Escape, Bounce Laff, Grit, Quest	O&O LSA(5)	4/1/2023 4/1/2023
97	Baton Rouge, LA	WGMB WVLA	FOX NBC	WGMB-D2, D3 WVLA-D2, D3 WBRL-CD KZUP-CD	The CW, Cozi TV Laff, ION The CW IND	O&O LSA(8) O&O O&O	6/1/2021 6/1/2021 6/1/2021 6/1/2021
98	Quad Cities, IL	KLJB KGCW WHBF	FOX The CW CBS	KLJB-D2 KGCW-D2, D3, D4 WHBF-D2, D3, D4	MeTV ThisTV, Laff, Bounce KGCW, Grit, Escape	LSA(7) O&O O&O	2/1/2022 2/1/2022 12/1/2021
101	Fayetteville, AR	KFTA KNWA	FOX NBC	KFTA-D2, D3, D4 KNWA-D2, D3, D4	NBC, Escape, Bounce FOX, Laff, Grit	O&O O&O	6/1/2021 6/1/2021
102	Tri-Cities, TN-VA	WJHL	CBS	WJHL-D2	ABC	O&O	8/1/2021

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date(4)
103	Evansville, IN	WEHT WTVW	ABC The CW	WEHT-D2, D3 WTVW-D2, D3, D4	Laff, Cozi TV Bounce, Escape, ION	O&O LSA(5)	8/1/2021 8/1/2021
104	Ft. Wayne, IN	WANE	CBS	WANE-D2, D3, D4	ION, Laff, Escape	O&O	8/1/2021
105	Augusta, GA	WJBF	ABC	WJBF-D2, D3, D4	MeTV, ION, Escape	O&O	4/1/2021
106	Altoona, PA	WTAJ	CBS	WTAJ-D2, D3, D4	Escape, Laff, Grit	O&O	8/1/2023
107	Greenville, NC	WNCT	CBS	WNCT-D2, D3, D4	The CW, getTV, Escape	O&O	12/1/2020
108	Springfield, MA	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, Escape	O&O	4/1/2023
110	Lansing, MI	WLAJ WLNS(24)	ABC CBS	WLAJ-D2	ABC	LSA(9) O&O	10/1/2021 10/1/2021
113	Peoria, IL	WMBD WYZZ	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, Escape	O&O LSA(13)	12/1/2021 12/1/2021
114	Tyler-Longview, TX	KETK KFXK	NBC FOX	KETK-D2, D3 KFXK-D2, D3, D4 KTPN-LD	Grit, ION MNTV, Escape, Laff MNTV	O&O LSA(8) LSA(8)	8/1/2022 8/1/2022 8/1/2022
115	Sioux Falls, SD	KELO KDLO(23) KPLO(23)	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2 KPLO-D2	MNTV, ION, Escape MNTV MNTV	O&O O&O O&O	4/1/2022 4/1/2022 4/1/2022
121	Lafayette, LA	KLFY	CBS	KLFY-D2, D3, D4	getTV, ION, Laff	O&O	6/2/2025
122	Bakersfield, CA	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	O&O O&O	12/1/2022 12/1/2022
125	Youngstown, OH	WYTV WKBN(24)	ABC CBS	WYTV- D2 WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6	MNTV FOX FOX, MNTV, ION, Bounce, Laff, getTV	LSA(11) O&O O&O	10/1/2021 10/1/2021
127	Columbus, GA	WRBL	CBS	WRBL-D2, D3, D4	MeTV, ION, Laff	O&O	4/2/2025
130	La Crosse, WI	WLAX WEUX(16)	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	MeTV, Laff, Grit MeTV, Escape, Bounce	O&O O&O	12/1/2021 12/1/2021
131	Amarillo, TX	KAMR KCIT	NBC FOX	KAMR-D2, D3, D4 KCIT-D2, D3, D4 KCPN-LP	MNTV, Laff, Cozi TV Grit, Escape, Bounce MNTV	O&O LSA(5) LSA(5)	8/1/2022 8/1/2022 8/1/2022
137	Monroe, AR	KARD KTVE	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	Bounce, Grit, Cozi TV KARD, Laff, Escape	O&O LSA(5)	6/1/2021 6/1/2021
139	Rockford, IL	WQRF WTVO	FOX ABC	WQRF-D2, D3 WTVO-D2, D3, D4	Bounce, Escape MNTV, Laff, Grit	O&O LSA(5)	12/1/2021 12/1/2021
141	Topeka, KS	KSNT KTKA	NBC ABC	KSNT-D2, D3, D4 KTKA-D2, D3, D4 KTMJ-CD, D2, D3, D4	FOX, ION, Bounce getTV, The CW, Justice FOX, Escape, Grit, Laff	O&O LSA(11) O&O	6/1/2022 6/1/2022
142	Midland, TX	KMID KPEJ	ABC FOX	KMID-D2, D3, D4 KPEJ-D2	Laff, Escape, Grit Estrella	O&O LSA(7)	8/1/2022 8/1/2022
143	Lubbock, TX	KLBK KAMC	CBS ABC	KLBK-D2 KAMC-D2, D3, D4	Laff Escape, Bounce, CBN	O&O LSA(5)	8/1/2022 8/1/2022
146	Minot-Bismarck, ND	KXMA KXMB(15) KXMC KXMD(15)	The CW CBS CBS CBS	KXMA-D2, D3, D4 KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4	CBS, Laff, Escape The CW, Laff, Escape The CW, Laff, Escape The CW, Laff, Escape	O&O O&O O&O O&O	4/1/2022 4/1/2022 4/1/2022 4/1/2022
148	Wichita Falls, TX	KFDX KJTL	NBC FOX	KFDX-D2, D3, D4 KJTL-D2, D3, D4 KJBO-LP	MNTV, Laff, Cozi TV Grit, Bounce, Escape MNTV	O&O LSA(5) LSA(5)	(4) 8/1/2022 8/1/2022
149	Sioux City, IA	KCAU	ABC	KCAU-D2, D3, D4	Escape, Laff, Bounce	O&O	2/1/2022
150	Panama City, FL	WMBB	ABC	WMBB-D2, D3, D4	MeTV, Laff, Escape	O&O	2/1/2021
151	Erie, PA	WJET WFXP	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3	Laff, Escape, Cozi TV Grit, Bounce	O&O LSA(5)	8/1/2023 8/1/2023
153	Joplin, MO	KSNF KODE	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, Escape, Cozi TV Grit, Bounce, ION	O&O LSA(5)	2/1/2022 2/1/2022
158	Terre Haute, IN	WTWO WAWV	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3	Laff, Escape, Cozi TV Grit, Bounce	O&O LSA(5)	8/1/2021 8/1/2021
160	Binghamton, NY	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D3	NBC, Laff, Escape NBC, ABC	O&O O&O	6/1/2023 6/1/2023
162	Wheeling, WV	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, Escape	O&O	10/1/2020
163	Beckley, WV	WVNS	CBS	WVNS-D2	FOX	O&O	10/1/2020
165	Abilene, TX	KTAB KRBC	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, Escape, ION Grit, Laff, Bounce	O&O LSA(5)	8/1/2022 8/1/2022

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date(4)
167	Billings, MT	KSVI KHMT	ABC FOX	KSVI-D2, D3 KHMT-D2, D3, D4	Escape, Bounce Grit, Laff, ION	O&O LSA(5)	4/1/2022 4/1/2022
168	Hattiesburg, MS	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, Escape	O&O	6/1/2021
169	Utica, NY	WFXV WUTR	FOX ABC	WFXV-D2, D3 WUTR-D2, D3, D4 WPNY-LP	Escape, Laff MNTV, Grit, Bounce MNTV	O&O LSA(5) O&O	6/1/2023 6/1/2023 6/1/2023
170	Clarksburg, WV	WBOY	NBC	WBOY-D2, D3, D4	ABC, Escape, Laff	O&O	10/1/2020
171	Rapid City, SD	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, Escape	O&O	4/1/2022
173	Dothan, AL	WDHN	ABC	WDHN-D2, D3, D4	Escape, Laff, Cozi TV	O&O	4/1/2021
176	Elmira, NY	WETM	NBC	WETM-D2, D3, D4	IND, Laff, Escape	O&O	6/1/2023
177	Jackson, TN	WJKT	FOX	WJKT-D2, D3, D4	Escape, Laff, Grit	O&O	8/1/2021
178	Watertown, NY	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, Escape	O&O	6/1/2023
179	Alexandria, LA	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, Escape, Laff	O&O	6/1/2021
182	Marquette, MI	WJMN	CBS	WJMN-D2, D3, D4	Escape, Laff, Bounce	O&O	10/1/2021
187	Grand Junction, CO	KREX KREY(14) KFQX	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KFQX-D2, D3, D4 KGJT-CD	Laff, MNTV, Bounce CBS, Escape, Grit CBS, Escape, Grit MNTV	O&O O&O LSA(5) O&O	4/1/2022 4/1/2022 4/1/2022 4/1/2022
196	San Angelo, TX	KLST KSAN	CBS NBC	KLST-D2, D3 KSAN-D2, D3, D4	Escape, Grit Laff, Bounce, ION	O&O LSA(5)	8/1/2022 8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2018 4th Edition, as published by BIA Financial Network, Inc.

(2)

O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services utilizing our employees to a station owned and operated by an independent third-party. Local service agreements include TBAs, SSAs, JSAs, LMAs and outsourcing agreements. For further information regarding the LSAs to which we are a party, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

(3)

Although WDVM is located within the Washington, D.C. DMA, its signal does not reach the entire Washington, D.C. metropolitan area. WDVM serves the Hagerstown, MD sub-market within the DMA. WDVM is the only commercial station licensed in the city of Hagerstown.

(4)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application.

(5)	These stations are owned by Mission.
(6)	KNVA is owned by 54 Broadcasting, a subsidiary of Vaughan Media LLC (“Vaughan”).
(7)	These stations are owned by Marshall.
(8)	These stations are owned by White Knight Broadcasting (“White Knight”).
(9)	These stations are owned by Shield.
(10)	These stations are owned by Tamer Media, LLC (“Tamer”).
(11)	These stations are owned by Vaughan.
(12)	WNAC is owned by WNAC, LLC.
(13)	WYZZ is owned by Cunningham Broadcasting Corporation.
(14)	KREY operate as satellite stations of KREX.
(15)	KXMB and KXMD operate as satellite stations of KXMC.
(16)	WEUX operates as a satellite station of WLAX.
(17)

On July 15, 2018, we entered into a definitive agreement to acquire WHDF’s assets and began providing programming and sales and other services to the station under a TBA. On November 9, 2018, we completed the acquisition of WHDF and terminated the TBA. Refer to Item 1, “Business–Recent Acquisitions” for additional information.

(18)

On August 1, 2018, we entered into a definitive agreement to acquire KRBK’s assets and began providing programming and sales and other services to the station under a TBA. On November 1, 2018, we completed the acquisition of KRBK and terminated the TBA. Refer to Item 1, “Business–Recent Acquisitions” for additional information.

(19)

On November 1, 2018, we entered into a definitive agreement to acquire the FCC license, certain transmission equipment and network affiliation agreement of KHII, including its satellite stations KGMV and KGMD. On January 28, 2019, we completed the acquisition. We provided programming and sales and other services to KHII under a TBA from November 1, 2018 until the completion of our acquisition. Refer to Item 1, “Business–Recent Acquisitions” for additional information.

(20)	KREZ and KBIM operate as satellite stations of KRQE.
(21)	KHAW and KAII operate as satellite stations of KHON.
(22)	KSNC, KSNG and KSNK operate as satellite stations of KSNW.
(23)	KDLO and KPLO operate as satellite stations of KELO.
(24)	Pursuant to the FCC’s incentive auction, these stations ceased broadcasting on their former channels and implemented channel sharing arrangements with another Company station in the same market.
(25)	Pursuant to the FCC’s incentive auction, stations KRON and WNCN will move to VHF channels and must vacate their current channels by September 2019 and May 2020, respectively.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. A limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by The Nielsen Company, LLC, a national audience measuring service, into 210 generally recognized television markets, known as DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen publishes data on estimated audiences for the television stations in each DMA on a quarterly basis. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, OTTDs, Google, Facebook and other online media, newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Advertising Sales

General

Television station revenue is substantially derived from the sale of local and national advertising. All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by stations. Our stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to stations for such programming. These programming arrangements are referred to as barter programming.

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

Compensation for Retransmission Consent

We receive compensation from cable, satellite and other MVPDs and OTTDs in return for our consent to the retransmission of the signals of our television stations. The revenues primarily represent payments from the MVPDs and OTTDs and are typically based on the number of subscribers they have. Our successful negotiations with these distributors have created agreements that now produce meaningful sustainable revenue streams.

Network Affiliations

Except for WDVM (independent station), all of the full power television stations that we own and operate, program or provide sales and other services to as of December 31, 2018 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	30 agreements expire in December 2022.
FOX	Of the 32 agreements, one expires in June 2019, 30 expire in December 2019 and one(1) expires in December 2020.
NBC	Of the 33 agreements, 18 expire in December 2019 and 15 expire in December 2020.
CBS

Of the 46 agreements, 18 expire in in August 2019, one expires in December 2019, one expires in February 2020, 10 expire in June 2020, one expires in January 2021, two expire in June 2021 and 13 expire in December 2021.

(1)

The affiliation agreement is owned by a station to which we provide sales and other services. We do not consolidate this station in our financial statements due to lack of a controlling financial interest.

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

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to provide their programming directly to the consumer via portable digital devices, such as tablets and cell phones, which present an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites and mobile platforms) and gaming devices.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Warner Media, LLC, Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs, OTTDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. An increase in the popularity of OTTDs may result in popular product offerings that do not include television broadcast stations. The increased use of digital technology by MVPDs, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations to which we provide services.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company unless the FCC determines the public interest will not be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable). Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order’s rule modifications (a) could allow Nexstar to acquire a second television station in certain markets where ownership of two television stations was not previously permitted, (b) allow Nexstar to acquire television stations without regard to any interests of its officers, directors or attributable shareholders in same-market radio stations or newspapers, (c) permit Nexstar’s existing JSAs with independently-owned television stations to remain in effect indefinitely, and (d) could enable Nexstar to enter into new JSAs without violating FCC regulations.  The Reconsideration Order remains subject to appeals before the Third Circuit.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review are due in the first and second quarters of 2019.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) one of the combining stations is not ranked among the top four stations in the DMA, although the FCC will consider showings that this “top four” prohibition should not apply in a given case. The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. The FCC reconfirmed that the duopoly rule continues to serve the public interest in the 2016 Ownership Order, which generally retained the rule in the form in which it had existed since 1999.  In its Reconsideration Order, however, the FCC modified the duopoly rule to (1) eliminate the “eight voices” test (whereby the rule had previously required, in addition to the “top four” prohibition, that at least eight independently owned television stations remain in a market after a proposed combination) and (2) permit case-by-case review of proposed “top four” combinations (while generally retaining the “top four” prohibition).  These modifications took effect on February 7, 2018.  The modifications could allow Nexstar to acquire a second television station in certain markets where ownership of two television stations was not previously permitted.  The November 2017 reconsideration order remains subject to federal court appeals.

The FCC attributes toward the local television ownership limits another in-market station when one station owner programs that station pursuant to a TBA or LMA, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, LMAs entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

In its 2016 Ownership Order, the FCC reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018.  As a result of this rule elimination, Nexstar’s existing JSAs with independently-owned television stations may remain in effect indefinitely, and Nexstar may enter into new JSAs without violating FCC regulations.  The November 2017 reconsideration order remains subject to federal court appeals.

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

In all of the markets where we have entered into local service agreements, except for five, we provide programming comprising less than 15% of the second station’s programming. In the five markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania, KHMT in Billings, Montana, KFQX in Grand Junction, Colorado, KNVA in Austin, Texas and WNAC-TV in Providence, Rhode Island—the LMAs were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise.

With respect to our other local service agreements, a previous FCC rule made a majority of our JSAs attributable, but this rule was eliminated effective February 7, 2018.  As a result, our existing JSAs are no longer attributable and may remain in effect indefinitely.  Under rules in effect both prior to and after February 7, 2018, our SSAs with independently owned same-market stations are non-attributable.  We may therefore retain our existing SSAs in effect indefinitely, but we must disclose them, and the FCC may in the future consider regulations with respect to such agreements.

National Television Ownership. There is no limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount.”  On reconsideration, however, the FCC reinstated the discount, which took effect once again in June 2017.  A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court, and Nexstar has intervened in the litigation in support of the FCC.  In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount.  Comments and reply comments in this proceeding were filed in the first and second quarters of 2018.

The stations that Nexstar owns have a combined national audience reach of 38.8% of television households without the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). An FCC rule formerly limited the extent to which a party could hold attributable interests in both television stations and radio stations in the same market. In its November 2017 Reconsideration Order, however, the FCC eliminated the radio/television cross-ownership rule in its entirety. This elimination took effect on February 7, 2018. The Reconsideration Order remains subject to federal court appeals.

Local Television/Newspaper Cross-Ownership Rule. An FCC rule formerly prohibited a party from having an attributable interest in a television station and a daily newspaper in the same market.  In its November 2017 Reconsideration Order, however, the FCC eliminated the newspaper/broadcast cross-ownership rule in its entirety. This elimination took effect on February 7, 2018. The Reconsideration Order remains subject to federal court appeals.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule and the subsequent legislation, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs.  Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in 2014.

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

Employees

As of December 31, 2018, the Company had a total of 8,959 employees, comprised of 8,249 full-time and 710 part-time employees. As of December 31, 2018, 632 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree with the DOJ on November 6, 2018.  Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018.  The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018.  The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, we have agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between broadcast television station owners to artificially increase prices of television spot advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in 15 similar complaints, including ten in the Northern District of Illinois, three in the Southern District of New York, and two in the District of Maryland.  Each complaint includes similar allegations and claims a violation of Section 1 of the Sherman Act.  One, filed in the District of Maryland, also alleges violations of state antitrust and consumer protection statutes and a claim for unjust enrichment.

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”).  On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.  The MDL Litigation is ongoing.  Nexstar denies the allegations against it and will defend its advertising practices as necessary.

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

You should carefully consider the risks described below and all of the information contained in this document. The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. If any of those risks occur, the Company’s business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for further information.

Risks Related to Our Operations

General trends in the television industry could adversely affect demand for television advertising as consumers migrate to alternative media, including the Internet, for entertainment.

Television viewing among consumers has been negatively impacted by the increasing availability of alternative media, including the Internet. In recent years, demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue.

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. Also, refer to “Risks Related to Our Industry – Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2018, the Company had $4.0 billion of debt, which represented 68.2% of the total combined capitalization.

The Company’s high level of debt could have important consequences to its business. For example, it could:

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

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing our 6.125% senior unsecured notes (“6.125% Notes”), our 5.625% senior unsecured notes (“5.625% Notes”) and our 5.875% senior unsecured notes (“5.875% Notes”), limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, we would become even more susceptible to the leverage-related risks described above.

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

In addition, the Company’s senior secured credit facilities require us to maintain or meet certain financial ratios, including a maximum consolidated first lien net leverage ratio. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. Because of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

The credit agreement governing our obligations under our senior secured credit facility contains covenants that require us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. The credit agreements governing Mission’s, Marshall’s and Shield’s obligations under their senior secured credit facilities do not contain financial covenant ratio requirements; however, they include events of default if we do not comply with all covenants contained in the credit agreement governing our senior secured credit facility.

The Company may not be able to generate sufficient cash flow to meet its debt service requirements.

The Company’s ability to service its debt depends on its ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, that future borrowings will be available to the Company under its current or any replacement credit facilities, or that it will be able to complete any necessary financings, in amounts sufficient to enable the Company to fund its operations or pay its debts and other obligations, or to fund its liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to the Company, or at all. If the Company is unable to meet its debt service obligations, its lenders may determine to stop making loans to the Company, and/or the Company’s lenders or other holders of its debt could accelerate and declare due all outstanding obligations under the respective agreements, all of which could have a material adverse effect on the Company.

The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements.

As of December 31, 2018, the VIEs are each 100% owned by independent third parties. These entities owned and operated 39 full power television stations. We have entered into local service agreements with these VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

On June 28, 2018, Marshall amended its senior secured credit facility. The amendment refinanced the then outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $48.8 million and $3.0 million, respectively. The refinancing was funded by Marshall’s new Term Loan A of $51.8 million. The amendment also extended the maturity date of Marshall’s Term Loan A to December 1, 2019.

On October 26, 2018, Mission refinanced its Term Loan B and revolving credit facility. The amendment extended the maturity date of Mission’s revolving credit facility from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for both the Term Loan B and revolving loan.

On October 26, 2018, Shield refinanced its Term Loan A. The amendment extended the maturity date from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rate by 25 basis points.

As of December 31, 2018, Mission’s senior secured credit facility consists of a Term Loan B with an outstanding balance of $224.6 million due January 17, 2024 and a $3.0 million revolving credit facility, of which nothing was drawn and outstanding. Marshall’s senior secured credit facility consists of a Term Loan A with an outstanding balance of $45.4 million due December 1, 2019 and a revolving credit facility with an outstanding balance of $5.6 million, also due on December 1, 2019. Shield’s senior secured credit facility consists of a Term Loan A with an outstanding balance of $22.6 million due October 26, 2023.

We guarantee full payment of all of the obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. All consolidated VIEs, exclusive of Marshall, have granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the VIEs’ stations, (2) Nexstar’s guarantees of the obligations incurred under the Mission, Marshall and Shield senior secured credit facilities, (3) Nexstar having power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall, which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations at any time, subject to FCC consent.

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

The Company’s pension and other postretirement benefit plans are currently underfunded. A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its postretirement obligations.

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees. As of December 31, 2018, these qualified retirement plans were underfunded by approximately $40.8 million. The qualified retirement plans had $330.9 million in total net assets available to pay benefits to participants enrolled in the plans as of December 31, 2018. The Company made no contributions in 2018 to the plan.

The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plan to certain employees and former employees. As of December 31, 2018, the total liability was $51.9 million. The Company also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Although the Company has frozen participation and benefits under all plans, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2018, based on projected future income, approximately $103.1 million of the Company’s deferred tax assets, net of valuation allowance, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission, Marshall or certain of our other VIEs.

At December 31, 2018, the Company had NOLs of approximately $148.6 million for U.S. federal tax purposes and $301.8 million for state tax purposes. Federal NOLs generated for years prior to 2018 expire at varying dates through 2037 and NOLs generated in 2018 carry forward indefinitely. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.

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

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2018, 30 full power television stations have primary affiliation agreements with ABC, 33 with NBC, 32 with FOX, 46 with CBS, 18 with The CW and 14 with MNTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX, MNTV and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2022. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.

A significant portion of Nexstar’s revenue comes from its retransmission consent agreements with MPVDs (mainly cable and satellite television providers) and OTTDs.  These agreements permit the distributors to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

Though we are typically able to renegotiate our retransmission consent agreements on favorable terms, the payments due us under these agreements are customarily based on a price per subscriber of the applicable distributor.  In recent years the subscribership of MVPDs has declined, as the growth of direct Internet streaming of video programming to televisions and mobile devices has incentivized consumers to “cut the cord” and discontinue their cable or satellite service subscriptions.  Decreasing MVPD subscribership leads to less revenue under our retransmission agreements, which ultimately could have an adverse effect on our business, financial condition and results of operations.  Also, refer to “Risks Related to Our Industry – Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights to traditional MVPDs as well as OTTDs, services that provide multiple video streaming channels to consumers.  The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Under this rule and the subsequent legislation, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs and OTTDs.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals, on its business.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016.  In July 2016, the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

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

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder and President and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies. On January 15, 2019, we extended Mr. Sook’s executive employment agreement with Nexstar until February 28, 2023, with automatic renewal for successive one-year periods.

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

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions, including the proposed acquisition of Tribune, if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, our television acquisitions over the past several years have significantly increased the Company’s national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules.  This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any acquisition in order to comply with national television ownership limits.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

During the three years ended December 31, 2018, the Company acquired or assumed the agreements to provide services to a total of 79 full power television stations, net of divestitures, of which 65 full power stations in 42 markets were acquired or local service agreements assumed through our merger with Media General, Inc. (“Media General”), net of required station divestitures previously owned by us and Media General and a relinquishment of a station pursuant to the completed spectrum auction in 2017. Following these transactions, we now own, operate, program or provide sales and other services to 174 full power television stations in 100 markets. Additionally, we have entered into a definitive merger agreement to acquire Tribune’s outstanding equity for cash consideration. Tribune currently owns, operates or provides services to 42 television stations. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted the Reconsideration Order addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to an appeal before the Third Circuit.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review are due in the first and second quarters of 2019.

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in its November 2017 Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018, although the Reconsideration Order remains subject to a federal court appeal.

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

The FCC attributes TBAs and LMAs to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs and LMAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC may review these “grandfathered” TBAs and LMAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs and LMAs fully attributable to the programmer. If the FCC does so, we will be required to terminate or modify our grandfathered TBAs and LMAs unless the FCC’s rules allow ownership of two stations in the applicable markets. As of December 31, 2018, we provide services under “grandfathered” TBAs or LMAs to five television stations owned by third parties.

We are subject to foreign ownership limitations which limits foreign investments in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company unless the FCC determines the public interest will not be served by enforcement of such restriction. The FCC has interpreted this provision to require an affirmative public interest showing before indirect foreign ownership of a broadcast licensee may exceed 25%. Therefore, certain investors may be prevented from investing in us if our foreign ownership is at or near the FCC limits.

The FCC’s multiple ownership rules may limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast television interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station in the same market that is subject to the FCC’s media ownership rules.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer additional losses due to future asset impairment charges.

As of December 31, 2018, $5.4 billion, or 77.0%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company recorded an impairment charge of $19.9 million during the year ended December 31, 2018 attributable to the goodwill of its digital businesses. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests its finite-lived intangible assets whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction, or a forecast of such reductions, in operating results or cash flows at the Company’s broadcast business or at one or more of the Company’s digital businesses. Our broadcast business’ operating results and cash flows could be affected by a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. Our digital business’ operating results and cash flows could be affected by intense competition, investment in technologies that are subject to a greater degree of obsolescence, significant reliance on third-party vendors to deliver services, rapid evolving nature and other factors. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared in 2019 a total cash dividend with respect to the outstanding shares of our Class A common stock of $1.80 per share in equal quarterly installments of $0.45 per share. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

We have made investments in digital businesses.

We have invested in various digital media businesses as well as digital offerings for each of our broadcast stations. Due to intense competition, investment in technologies that are subject to a greater degree of obsolescence, historical impairment losses on our digital assets, significant reliance on third-party vendors to deliver services, limited operating history, the rapid evolving nature of digital businesses and difficulties in integrating acquisitions into our operations, the actual future operating results could be volatile and negatively impact the year-to-year trends of our operations.

Cybersecurity risks could affect the Company’s operating effectiveness.

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. It is not uncommon for a company such as ours to be subjected to continuous attempted cyber-attacks or other malicious efforts to cause a cyber incident. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. The Company’s Cybersecurity Committee helps mitigate cybersecurity risks.  The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and to invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems.

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

Technologies used in the entertainment industry continue to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through the so-called “cutting the cord” and other consumption strategies. The networks have also begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These innovations and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. We are unable to predict what forms of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.  Additionally, FCC proceedings to determine whether to modify or eliminate certain of its broadcast ownership rules are the subject of pending court appeals, and the FCC has initiated its next quadrennial proceeding to review the agency’s media ownership rules.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. Of these 11 total stations, one station went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their current channels and implemented channel sharing arrangements. The remaining two stations moving to very high frequency (“VHF”) channels must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels, by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. In 2018 and 2017, the Company spent a total of $29.4 million in capital expenditures related to station repack, all of which have been reimbursed by the FCC in 2018. As of December 31, 2018, approximately $192.0 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 61% of our office and studio locations and approximately 44% of our tower and transmitter locations. The remaining properties that we utilize are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree with the DOJ on November 6, 2018.  Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018.  The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018.  The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, we have agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between broadcast television station owners to artificially increase prices of television spot advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in 15 similar complaints, including ten in the Northern District of Illinois, three in the Southern District of New York, and two in the District of Maryland.  Each complaint includes similar allegations and claims a violation of Section 1 of the Sherman Act.  One, filed in the District of Maryland, also alleges violations of state antitrust and consumer protection statutes and a claim for unjust enrichment.

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”).  On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.  The MDL Litigation is ongoing.  Nexstar denies the allegations against it and will defend its advertising practices as necessary.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 26, 2019, there were approximately 24,000 shareholders of record of our Class A Common Stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2018, 2017 and 2016 total annual cash dividends of $1.50 per share, $1.20 per share and $0.96 per share, respectively, with respect to outstanding shares of our Class A common stock. The dividends were paid in equal quarterly installments.

On January 25, 2019, our board of directors approved a 20% increase in the quarterly cash dividend to $0.45 per share of outstanding Class A Common Stock beginning with the first quarter of 2019. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing its existing notes limit its ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,809,268	$21.92	853,813
Equity compensation plans not approved by security holders	—	—	—
Total	1,809,268	$21.92	853,813

For a more detailed description of our equity plans and grants, we refer you to Note 10 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2013 through December 31, 2018 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc. and Sinclair Broadcast Group, Inc. The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2013, with the reinvestment of dividends into shares of our Class A Common Stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Nexstar Media Group, Inc. (NXST)	$100.00	$94.26	$108.36	$119.32	$150.20	$154.16
NASDAQ Composite Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
Peer Group	$100.00	$97.60	$105.49	$94.39	$106.95	$82.47

Item 6.	Selected Financial Data

The selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are presented in the table below. The period-to-period comparability of our consolidated financial statements is affected by acquisitions. In 2018, we acquired or began services to five full power television stations and acquired one digital media business. In 2017, we acquired or began services to 65 full power television stations, net of station divestitures, and acquired two digital businesses. In 2016, we acquired nine full power television stations, including consolidated VIEs. In 2015, we acquired 14 full power television stations, including consolidated VIEs, and two digital media businesses. This information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2018	2017	2016	2015	2014
Statements of Operations Data, for the years ended December 31:
Net revenue	$2,766,696	$2,431,966	$1,103,190	$896,377	$631,311
Operating expenses (income):
Corporate expenses	110,921	138,394	51,177	44,856	35,174
Direct operating expenses, net of trade	1,101,423	978,930	371,242	293,288	178,781
Selling, general and administrative expenses, excluding corporate	469,012	466,712	212,429	187,624	140,255
Trade and barter expense	16,494	56,970	45,439	46,651	31,333
Depreciation	109,789	100,658	51,300	47,222	35,047
Amortization of intangible assets	149,406	159,500	46,572	48,475	25,850
Amortization of broadcast rights, excluding barter	61,342	62,908	22,461	22,154	11,634
Goodwill and intangible assets impairment(1)	19,911	19,985	15,262	-	-
Gain on disposal of stations, net(2)	-	(57,716)	-	-	-
Reimbursement from the FCC related to station repack(3)	(29,381)	-	-	-	-
Total operating expenses	2,008,917	1,926,341	815,882	690,270	458,074
Income from operations(4)	757,779	505,625	287,308	206,107	173,237
Interest expense, net	(220,994)	(241,195)	(116,081)	(80,520)	(61,959)
Loss on extinguishment of debt, net(5)	(12,120)	(34,882)	-	-	(71)
Pension and other postretirement plans credit, net(6)	10,755	13,120	-	-	-
Other expenses	(2,475)	(1,284)	(555)	(517)	(556)
Income before income taxes	532,945	241,384	170,672	125,070	110,651
Income tax (expense) benefit(7)	(144,680)	233,943	(77,572)	(48,687)	(46,101)
Net income	388,265	475,327	93,100	76,383	64,550
Net loss (income) attributable to noncontrolling interests	1,212	(330)	(1,563)	1,301	-
Net income attributable to Nexstar Media Group, Inc.	$389,477	$474,997	$91,537	$77,684	$64,550
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$8.52	$10.38	$2.98	$2.50	$2.10
Diluted	$8.21	$10.07	$2.89	$2.42	$2.02
Weighted average common shares outstanding:
Basic	45,718	45,754	30,687	31,100	30,774
Diluted	47,412	47,149	31,664	32,091	32,003

(1)

Certain of our digital businesses recognized impairment charges related to goodwill and finite-lived intangible assets during the years ended December 31, 2018, 2017 and 2016. For additional information, refer to Note 5 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K.

(2)

In connection with our merger with Media General on January 17 ,2017, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. These divestitures resulted in a $57.7 million net gain on disposals.

(3)

Certain of the Company’s stations have been assigned with new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. The reimbursements received by the Company from the FCC were recognized as operating income in 2018.

(4)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the accretive acquisitions in 2014 through 2018, the income from operations increased over time.

(5)

In October 2018, the Company refinanced its then existing term loans and revolving loans. The Company also made prepayments of its outstanding term loans during 2018. These transactions resulted in total loss on extinguishment of debt of $12.1 million. In January 2017, the Company refinanced its then existing term loans and revolving loans.  In February 2017, the Company called the entire principal balance of its $525.0 million 6.875% Notes, resulting in a loss on extinguishment of debt of $22.2 million. The Company also made prepayments of its outstanding term loans during 2017. These transactions, resulted in total loss on extinguishment of debt of $34.9 million.

(6)

The Company previously reported its pension and other postretirement benefit credit, consisting of expected return on plan assets and interest cost, as a credit to corporate expenses. As discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company adopted ASU 2017-07 which requires presentation of net periodic benefit cost, other than service costs, as a separate line item below income from operations. The adoption of ASU 2017-17 reduced the operating income in 2017 by $13.2 million but did not impact net income.

(7)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a reduction of the Company’s net deferred tax liability of $322.2 million and a corresponding deferred income tax benefit in 2017.

	2018	2017	2016	2015	2014
Balance Sheet data, as of December 31:
Cash and cash equivalents	$145,115	$115,652	$87,680	$43,416	$131,912
Working capital	362,903	385,515	173,639	113,967	178,661
Net intangible assets and goodwill	5,438,145	5,492,110	1,340,565	1,255,358	772,660
Total assets(1)(2)	7,062,030	7,481,647	2,966,085	1,835,134	1,414,102
Total debt(1)(2)	3,981,003	4,362,460	2,342,419	1,476,214	1,220,369
Total stockholders’ equity	1,868,984	1,581,310	284,354	86,373	56,537
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities(3)	$736,867	$109,091	$284,253	$205,308	$176,561
Investing activities(3)	(175,514)	(2,066,285)	(135,122)	(474,341)	(230,033)
Financing activities(3)	(531,890)	1,057,367	822,932	180,537	145,356
Capital expenditures, net of proceeds from asset disposals(4)	101,902	52,435	31,152	25,397	20,300
Cash payments for broadcast rights	61,979	62,531	23,004	22,473	12,025

(1)

The Company’s total assets and total debt increased in January 2017 following the consummation of our merger with Media General. Refer to Notes 3 and 7 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

(2)

On July 27, 2016, we completed the issuance and sale of $900.0 million of 5.625% Notes. The gross proceeds of the notes, plus pre-funded interests, were deposited into a segregated escrow account until their utilization in January 2017 to partially finance our merger with Media General. Refer to Note 7 to our Consolidated Financial Statements in Part IV, Item 5(a) of this Annual Report on Form 10-K for additional information on the 5.625% Notes.

(3)

As discussed in Note 2 – Recent Accounting Pronouncements to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company adopted the FASB ASU No. 2016-15, which provides guidance related to classification on the statement of cash flows of certain cash receipts and cash payments, and the FASB ASU 2016-18, which provides guidance related to classification on the statement of cash flows of restricted cash. These adoptions changed the cash flow reporting of certain transactions of the Company between 2017 and 2016. Accordingly, our current presentation of the 2017 net cash provided by operating activities, and net cash provided by financing activities decreased by $27.6 million and $896.0 million, respectively, compared to amounts previously presented. Our 2017 net cash in investing activities increased by $4.2 million. Also, our current presentation of the 2016 net cash provided by operating activities and net cash provided by financing activities increased by $22.7 million and $900.00 million, respectively, and our 2016 net cash used in investing activities decreased by $5.1 million.

(4)

In 2018, our capital expenditures included $26.8 million, which we reimbursed from the FCC in connection with the station repack. It also included capital expenditures of $2.9 million, which was funded by the proceeds from the incentive auction received in 2017.

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

Executive Summary

2018 Highlights

•

Net revenue during 2018 increased by $334.7 million, or 13.8% compared to the same period in 2017. The increase in net revenue was primarily due to an increase in political advertising and retransmission compensation of $221.2 million and $82.9 million, respectively, from our legacy stations and incremental revenue from our newly acquired stations and entities of $121.4 million. These increases were partially offset by a decrease in our legacy stations’ revenue from local and national advertising of $41.5 million, primarily due to changes in the mix between our local, national, and political advertising during an election year. Our adoption of the new revenue accounting guidance also decreased our barter revenue (and the related barter expense) by $42.5 million, but did not impact our income from operations, our net income or our cash flows.

•	During 2018, our Board of Directors declared quarterly dividends of $0.375 per share of our outstanding common stock, or total dividend payments of $68.6 million.
•

During 2018, we repurchased a total of 751,920 shares of our Class A common stock for $50.5 million, funded by cash on hand. On April 26, 2018, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $200.0 million of our Class A common stock. As of December 31, 2018, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 additional authorization and the remaining balance under our prior authorization.

2018 Acquisitions

	Acquisition Date	Purchase Price	Assets Acquired
LKQD	January 16, 2018	$97.0 million in cash	Acquired the outstanding equity of LKQD.
WHDF	First closing on July 15, 2018 Second closing on November 9, 2018	$2.3 million paid in cash at first closing $0.7 million paid in cash at second closing	Acquired the assets of WHDF, a full power television station in the Huntsville, Alabama market and an affiliate of CW.
KRBK	First closing on August 1, 2018 Second closing on November 1, 2018	$15.1 million paid in cash at first closing $2.5 million paid in cash at second closing	Acquired the assets of KRBK, a full power television station in the Springfield, Missouri market and an affiliate of FOX.
KHII	Provided certain services through TBA effective on November 1, 2018 Completed the station acquisition on January 28, 2019	$0.1 million paid in cash as advance payment $6.4 million paid in cash at final closing

We consolidated certain assets of KHII in December 2018 due to our controlling financial interest. KHII is a full power television station affiliated with MNTV in the Honolulu, Hawaii market and its satellite stations KGMV serving Wailuku, Hawaii and KGMD serving Hilo, Hawaii markets.

The purchase price for the LKQD acquisition was funded by a combination of a borrowing under our revolving credit facility and cash on hand. The acquisition of LKQD broadened and diversified our digital portfolio with technologies that are complementary to our current offerings of digital solutions and services for media publishers, and multi-platform marketing solutions for local and national advertisers.

The purchase prices to acquire WHDF and KRBK were funded by cash on hand. These acquisitions created two new duopolies for Nexstar. We previously provided programming and sales services to these stations under TBAs from July 15, 2018 through November 9, 2018 for WHDF and from August 1, 2018 through November 1, 2018 for KRBK.

Effective November 1, 2018, we began managing some elements of KHII’s operation under a TBA until the completion of the acquisition. On December 17, 2018, we obtained FCC approval for the acquisition and became the primary beneficiary of our variable interests in KHII. Therefore, as of this date, the stations’ assets that we agreed to acquire pursuant to a purchase agreement, and transactions thereafter, were consolidated into our financial statements. On January 28, 2019, we completed the acquisition and paid the remaining purchase price of $6.4 million, funded by cash on hand. The TBA with KHII was terminated as of this date.

Merger Agreement with Tribune

On November 30, 2018, we entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Tribune currently owns, operates or provides services to 42 television stations. We and Tribune plan to divest certain of our stations in connection with the proposed merger in order to comply with FCC media ownership rules.

The merger agreement contains certain termination rights for both us and Tribune. If the merger agreement is terminated in connection with Tribune entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by Tribune to us will be $135 million. If the merger agreement is terminated because the required Tribune stockholder vote is not obtained at a stockholder meeting duly held for such purpose, Tribune will be required to reimburse us for our costs and expenses incurred in connection with the transaction in an amount not to exceed $15 million. Either party may terminate the merger agreement if the merger is not consummated on or before an end date of November 30, 2019, with an automatic extension to February 29, 2020, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to (i) the approval of the merger by the stockholders of Tribune, (ii) FCC approval, (iii) other regulatory approvals (including expiration of the applicable HSR waiting period) and (iv) satisfaction of other customary closing conditions. The merger does not require approval of our stockholders and is not subject to any financing contingency. On November 30, 2018, we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

In connection with obtaining the HSR approval and the FCC approval, Nexstar agreed to divest one or more television stations in certain DMAs. Those DMAs are: (i) Salt Lake City, UT; (ii) Grand Rapids-Kalamazoo-Battle Creek, MI; (iii) Wilkes Barre-Scranton, PA; (iv) Richmond-Petersburg, VA; (v) Des Moines-Ames, IA; (vi) Norfolk-Portsmouth-Newport News, VA; (vii) Fort Smith-Fayetteville-Springdale-Rogers, AR; (viii) Davenport, IA-Rock Island-Moline, IL; (ix) Memphis, TN; (x) Huntsville-Decatur (Florence), AL; (xi) Indianapolis, IN; (xii) Hartford-New Haven, CT and (xiii) Harrisburg, PA. Nexstar is required to designate one or more Tribune stations or Nexstar stations for divestiture in each DMA. Nexstar has also agreed to designate, at its option, certain additional Tribune stations or Nexstar stations for divestiture and to divest such stations in order to comply with the FCC national cap as required by the FCC in order to obtain approval of and consummate the transactions.

2018 Debt Transactions

•

On January 16, 2018, we borrowed $44.0 million under our revolving credit facility to fund the acquisition of LKQD. Through June 2018, we repaid the entire $44.0 million principal balance under our revolving credit facility, funded by cash on hand.

•

In June 2018, Marshall refinanced the outstanding principal balances under its Term Loan A and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new Term Loan A of $51.8 million due on December 1, 2019.

•

On July 27, 2018, we reallocated $5.6 million of our unused revolving loan credit facility to Marshall. On the same day, Marshall drew the full $5.6 million revolving loan facility and used the funds to partially repay its outstanding Term Loan A.

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

•	In 2018, we prepaid a total of $360.0 million in principal balance under our Term Loan B, funded by cash on hand.

•	Through December 2018, the Company repaid scheduled maturities of $46.6 million under its term loans.

Overview of Operations

As of December 31, 2018, we owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 39 full power television stations owned by independent third parties, of which 38 full power television stations are VIEs that are consolidated into our financial statements. See Note 2—Variable Interest Entities to our Consolidated Financial Statements in Part I, Item 1 of this Form 10-K for a discussion of the local service agreements we have with these independent third parties.

The operating revenue of our stations is derived substantially from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2018 and 2017, revenue generated from local broadcast advertising represented 73.2% and 72.9%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has grown significantly in recent years relates to retransmission of our station signals by cable, satellite and other MVPDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream was primarily due to increases in the subscriber rates paid by MVPDs resulting from contract renewals (retransmission compensation agreements generally have a three-year term), scheduled annual escalation of rates per subscriber, and the establishment of distribution agreements with OTTDs. Additionally, the rates per subscriber of newly acquired television stations are converted into our terms which are typically higher than those of other companies because we have been negotiating such agreements for a longer period of time and are, therefore, approximately one full negotiating cycle ahead of our competitors. Currently, broadcasters deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees.  Nexstar anticipates retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time, in exchange for affiliation fees paid to the networks, in most cases, and the right to sell a substantial majority of the advertising time during these broadcasts. Network affiliation fees have been increasing industry wide and we expect they will continue to increase over the next several years.

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. Barter broadcast rights were previously recorded as assets and amortized as programming expense over the earlier of the license period or period of usage. Upon adoption of the new revenue accounting guidance that took effect on January 1, 2018, we no longer recognize assets and expense resulting from these transactions. Refer to Note 2 – Recent Accounting Pronouncements to our Consolidated Financial Statements in Part IV, Item 5(a) of this Annual Report on Form 10-K for additional information.

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

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall, which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintain complete responsibility for and control over programming, finances and personnel for their stations. Refer to Note 2 – Variable Interest Entities to our Consolidated Financial Statements in Part IV, Item 5(a) of this Annual Report on Form 10-K for additional information with respect to consolidated VIEs.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule.  That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of pending court appeals.  If the Company is ultimately required to amend or terminate its existing agreements, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that now share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. The two stations moving to VHF channels must vacate their current channels by September 2019 and May 2020, respectively.

61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In 2018 and 2017, the Company spent a total of $29.4 million in capital expenditures related to station repack, all of which have been reimbursed by the FCC in 2018. As of December 31, 2018, approximately $192.0 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2018 was an election year and an Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade and barter) and agency commissions as a percentage of total revenue for the years ended December 31:

	2018		2017				2016
	Amount	%	Previously Reported	Reclassifications	Current Presentation	%	Previously Reported	Reclassifications	Current Presentation	%
Local	$797,709	28.8	$913,571	$(108,211)	$805,360	33.1	$388,183	$(43,827)	$344,356	32.7
National	292,211	10.6	356,633	(53,976)	302,657	12.4	144,009	(21,689)	122,320	12.1
Political	251,209	9.1	31,605	(4,740)	26,865	1.1	108,544	(16,282)	92,262	9.1
Retransmission compensation	1,121,081	40.5	995,790	-	995,790	40.9	394,038	-	394,038	33.2
Digital	261,159	9.4	230,792	(4,040)	226,752	9.3	101,759	(3,385)	98,374	8.6
Other	26,485	1.0	17,861	-	17,861	0.9	6,148	-	6,148	0.5
Trade and barter revenue	16,842	0.6	56,681	-	56,681	2.3	45,692	-	45,692	3.8
Total revenue	2,766,696	100.0	2,602,933	(170,967)	2,431,966	100.0	1,188,373	(85,183)	1,103,190	100.0
Less: Agency Commissions	-		(170,967)	170,967	-		(85,183)	85,183	-
Net Revenue	$2,766,696		$2,431,966		$2,431,966		$1,103,190		$1,103,190

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and related barter expense) resulting from the exchange of advertising time for certain program material. During the years ended December 31, 2017 and 2016, the Company recognized barter revenue (and related barter expense) of $42.5 million and $34.7 million, respectively, included in the trade and barter revenue line in the table above. Additionally, we now present local, national, political and digital revenues, exclusive of the related agency commission. As shown in the reclassifications column in the table above, the change in the presentation of local, national, political and digital revenues in years 2017 and 2016 are for comparative purposes and did not impact our past or future net revenue, income from operations or net income.

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 (in thousands), and each component of operating expense as a percentage of net revenue:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Net revenue	$2,766,696	100.0	$2,431,966	100.0	$1,103,190	100.0
Operating expenses:
Corporate expenses	110,921	4.0	138,394	5.7	51,177	4.6
Direct operating expenses, net of trade	1,101,423	39.8	978,930	40.3	371,242	33.7
Selling, general and administrative expenses, excluding corporate	469,012	17.0	466,712	19.2	212,429	19.3
Trade and barter expense	16,494	0.6	56,970	2.3	45,439	4.1
Depreciation	109,789	4.0	100,658	4.1	51,300	4.7
Amortization of intangible assets	149,406	5.4	159,500	6.6	46,572	4.2
Amortization of broadcast rights, excluding barter	61,342	2.2	62,908	2.6	22,461	2.0
Goodwill and intangible assets impairment	19,911	0.7	19,985	0.8	15,262	1.4
Gain on disposal of stations, net	-	-	(57,716)	(2.4)	-	-
Reimbursement from the FCC related to station repack	(29,381)	(1.1)	-	-	-	-
Total operating expenses	2,008,917		1,926,341		815,882
Income from operations	$757,779		$505,625		$287,308

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $797.7 million for the year ended December 31, 2018, compared to $805.4 million for the same period in 2017, a decrease of $7.7 million, or 1.0%. National advertising revenue was $292.2 million for the year ended December 31, 2018 compared to $302.7 million for the same period in 2017, a decrease of $10.4 million, or 3.5%. Our legacy stations’ local and national advertising revenue decreased by $41.5 million, which reflected the changes in the mix between our local, national and political advertising revenue during an election year. Our station divestitures in 2017 also resulted in a decrease in revenue of $0.7 million. These decreases were partially offset by $21.7 million incremental revenue during the first quarter of 2018, resulting from our merger with Media General in January 2017, and $2.5 million incremental revenue from station acquisitions in the third and fourth quarters of 2018. Our largest advertiser category, automobile, represented approximately 24% and 25% of our local and national advertising revenue for each of the years ended December 31, 2018 and 2017, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 10% during the year. The other categories representing our top five were attorneys and medical/healthcare, which increased in 2018, and furniture and fast food/restaurants, which decreased in 2018.

Political advertising revenue was $251.2 million for the year ended December 31, 2018, compared to $26.9 million for the same period in 2017, an increase of $224.3 million, as 2018 was an election year.

Retransmission compensation was $1.121 billion for the year ended December 31, 2018, compared to $995.8 million for the same period in 2017, an increase of $125.3 million, or 12.6%. Our legacy stations’ revenue increased by $82.9 million primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and initial contributions from distribution agreements with OTTDs. Additionally, our merger with Media General in January 2017 resulted in incremental revenue of $38.5 million and our station acquisitions in the third and fourth quarters of 2018 resulted in incremental revenue of $4.7 million, partially offset by $0.8 million decrease resulting from station divestitures in 2017. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $261.2 million for the year ended December 31, 2018, compared to $226.8 million for the same period in 2017, an increase of $34.4 million or 15.2%. This was primarily attributable to $51.8 million incremental revenue from our newly acquired stations and entities, an increase in revenue from our social media platform of $6.5 million and an increase in revenue of our legacy stations of $2.3 million. These increases were partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $26.1 million.

Operating Expenses (Income)

Corporate expenses, related to costs associated with the centralized management of our stations, were $110.9 million for the year ended December 31, 2018, compared to $138.4 million for the same period in 2017, a decrease of $27.5 million, or 19.9%. This was primarily attributable to a decrease in payroll, severance, bonuses and payroll related expenses of $26.9 million and a decrease in legal and professional fees of $8.2 million, both of which were primarily associated with our 2017 acquisitions. These decreases were partially offset by a $7.2 million increase in stock-based compensation related to equity incentives awarded during 2018 and 2017.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $1.570 billion for the year ended December 31, 2018, compared to $1.446 billion for the same period in 2017, an increase of $124.8 million, or 8.6%. The increase was primarily due to expenses of our newly acquired stations and entities of $88.5 million (including network and programming costs of $24.4 million), partially offset by a decrease of $1.2 million related to our station divestitures in 2017. Additionally, our legacy stations’ programming costs increased by $61.3 million primarily due to network affiliation renewals and annual increases in our network affiliation costs. Network affiliation costs have been increasing industry-wide and will continue to increase over the next several years. These increases were partially offset by a $25.2 million decrease in the direct operating expenses of our digital media entities as a result of rebranding and consolidation of our digital products and offerings.

Depreciation of property and equipment was $109.8 million for the year ended December 31, 2018, compared to $100.7 million for the same period in 2017, an increase of $9.1 million, or 9.1%. This was primarily due to increased depreciation of various assets that were disposed and being replaced in connection with the station repack of $6.4 million, and incremental depreciation from newly capitalized assets.

Amortization of intangible assets was $149.4 million for the year ended December 31, 2018, compared to $159.5 million for the same period in 2017, a decrease of $10.1 million, or 6.3%. This was primarily attributable to decreases in amortization from certain fully amortized assets, partially offset by incremental amortization from our acquisitions in 2018.

Amortization of broadcast rights, excluding barter were flat at $61.3 million for the year ended December 31, 2018, compared to $62.9 million for the same period in 2017.

In 2017, certain of our stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Our stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In 2018, we received a total of $29.4 million in reimbursements from the FCC which we recognized as operating income.

In the fourth quarter of 2018 and 2017, we recorded goodwill and intangible asset impairment charges of $19.9 million and $20.0 million, respectively, on some of our digital businesses. These were attributable to industry-wide margin compression, greater levels of competition and shortfalls from operating forecasts.

In connection with our merger with Media General in 2017, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. We sold the Media General stations for a total consideration of $427.6 million and we sold our stations for $114.4 million. These divestitures resulted in a net gain on disposal of $57.7 million in 2017.

Interest Expense, net

Interest expense, net was $221.0 million for the year ended December 31, 2018, compared to $241.2 million for the same period in 2017, a decrease of $20.2 million, or 8.4%, primarily attributable to one time fees associated with the financing of our acquisitions in 2017 and the redemption of our $525.0 million 6.875% Notes in February 2017, partially offset by the effects of an increasing trend in the London Interbank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $12.1 million for the year ended December 31, 2018, compared to $34.9 million for the same period in 2017, a decrease of  $22.8 million, or 65.3%. In 2018, we refinanced certain of our term loans and revolving loans, resulting in a loss on extinguishment of debt of $3.7 million. We also made prepayments of our outstanding term loans during 2018, resulting in a loss on extinguishment of debt of $8.4 million. In 2017, we redeemed the entire $525.0 million principal balance under our 6.875% Notes at a redemption price equal to 103.438%. We also refinanced $670.8 million of the Company’s term loans and revolving loans and prepaid $260.0 million principal balance under our term loans. These transactions resulted in total loss on extinguishments of debt of $34.9 million, representing premiums paid to retire the 6.875% Notes and the write-off of unamortized debt financing costs and debt discounts/premiums associated with these debt instruments.

Income Taxes

Income tax expense was $144.7 million for the year ended December 31, 2018, compared to an income tax benefit of $233.9 million for the same period in 2017, an increase in income tax expense of $378.6 million. The effective tax rates during the years ended December 31, 2018 and 2017 were 27.1% and -96.9%, respectively. This significant change relates to the prior year remeasurement under the Tax Cuts and Jobs Act of 2017.

In 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a $322.2 million reduction of the Company’s net deferred tax liability, or a 133.1% increase in the effective tax rate between the two periods. Other changes to the effective tax rates relate to various permanent differences such as the tax impact of limitation on compensation deduction, the tax impact related to goodwill impairment and the tax impact of excess tax benefits related stock-based compensation recognized in the income statement pursuant to ASU No. 2016-09 (adopted as of January 1, 2017). These transactions and events resulted in a total income tax expense effect of $5.68 million, or an increase to the effective tax rate of 1.1%.

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

Revenue

Local advertising revenue was $805.4 million for the year ended December 31, 2017, compared to $344.4 million for the same period in 2016, an increase of $461.0 million, or 133.9%. National advertising revenue was $302.7 million for the year ended December 31, 2017 compared to $122.3 million for the same period in 2016, an increase of $180.4 million, or 147.5%. The increase in local and national advertising revenue was primarily attributable to incremental revenue from the stations we acquired through our merger with Media General in January 2017 along with other acquisitions of $671.5 million, less decreases in revenue resulting from station divestitures of $17.2 million. Our legacy stations’ local and national advertising revenue decreased by $13.7 million during the year ended December 31, 2017 compared to the same period in 2016, which includes the impact of revenue from the 2016 Olympics on our NBC affiliate legacy stations. Our largest advertiser category, automobile, represented approximately 25% and 26% of our local and national advertising revenue for the years ended December 31, 2017 and 2016, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 4% during the year. The other categories representing our top five were fast food/restaurants, furniture and medical/healthcare, which declined this year, and attorneys, which increased in 2017.

Political advertising revenue was $26.9 million for the year ended December 31, 2017, compared to $92.3 million for the same period in 2016, a decrease of $65.4 million, as 2017 was not an election year.

Retransmission compensation was $995.8 million for the year ended December 31, 2017, compared to $394.0 million for the same period in 2016, an increase of $601.8 million, or 152.7%. The increase in retransmission compensation was attributable to incremental revenue from the stations we acquired through our merger with Media General in January 2017 along with other acquisitions of $550.9 million, less decrease in revenue resulting from station divestitures of $14.1 million. Our legacy stations’ revenue also increased by $64.9 million, primarily due to the renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed our legacy stations’ retransmission compensation agreements representing approximately 50% of our legacy stations’ subscriber base. There were no significant renewals of retransmission compensation agreements in 2017. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $226.8 million for the year ended December 31, 2017, compared to $98.4 million for the same period in 2016, an increase of $128.4 million or 130.5%. This was primarily attributable to the incremental revenue from the stations and digital businesses we acquired through our merger with Media General in January 2017 along with other acquisitions of $148.2 million and an increase in the revenue of our legacy stations of $4.4 million. These were partially offset by a decrease in revenue as a result of rebranding and consolidation of our digital products and offerings of $22.9 million and a decrease in revenue resulting from station divestitures of $1.3 million.

Operating Expenses (Income)

Corporate expenses, related to costs associated with the centralized management of our stations, were $138.4 million for the year ended December 31, 2017, compared to $51.2 million for the same period in 2016, an increase of $87.2 million, or 170.3%. This was primarily attributable to an increase in payroll, severance, bonuses and payroll related expenses of $50.5 million and an increase in legal and professional fees of $13.9 million, both of which were primarily associated with our acquisitions and increased number of stations and entities. Additionally, new equity incentive awards during the current year increased our stock-based compensation by $12.7 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $1.446 billion for the year ended December 31, 2017, compared to $583.7 million for the same period in 2016, an increase of $862.0 million, or 147.7%. The increase was primarily due to expenses of the stations and digital businesses we acquired through our merger with Media General in January 2017 along with other acquisitions of $862.2 million, and an increase in programming costs for our legacy stations of $38.4 million primarily related to recently enacted network affiliation agreements. Network affiliation costs have been increasing industry-wide and will continue to increase over the next several years. These increases were partially offset by a $21.2 million decrease in the direct operating expenses of our digital media entities as a result of rebranding and consolidation of our digital products and offerings and a $16.0 million decrease in our direct operating expenses attributable to stations divested.

Depreciation of property and equipment was $100.7 million for the year ended December 31, 2017, compared to $51.3 million for the same period in 2016, an increase of $49.4 million, or 96.2%. The increase was primarily due to the acquisition of assets through our merger with Media General.

Amortization of intangible assets was $159.5 million for the year ended December 31, 2017, compared to $46.6 million for the same period in 2016, an increase of $112.9 million, or 242.5%. The increase was primarily due to the acquisition of intangible assets through our merger with Media General.

Amortization of broadcast rights, excluding barter was $62.9 million for the year ended December 31, 2017, compared to $22.5 million for the same period in 2016, an increase of $40.4 million, or 180.1%, primarily attributable to our acquisition of broadcast rights through our merger with Media General.

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

In 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduces the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a reduction of the Company’s net deferred tax liability and a corresponding recognition of income tax benefit of $322.2 million, or a decrease to the effective tax rate of 133.1%. Other changes to the effective tax rates relate to various permanent differences such as the tax impact of our previously owned stations divested in 2017, the tax impact of limitation on compensation deduction, the tax impact related to domestic production activities deduction and the tax impact of excess tax benefits related stock-based compensation which are now recognized in the income statement pursuant to ASU No. 2016-09 (adopted as of January 1, 2017). These transactions and events resulted in a total income tax benefit effect of $19.6 million, or a decrease to the effective tax rate of 9.5%.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities(1)	$736,867	$109,091	$284,253
Net cash used in investing activities(1)(2)	(175,514)	(2,066,285)	(135,122)
Net cash (used in) provided by financing activities(1)	(531,890)	1,057,367	822,932
Net increase (decrease) in cash, cash equivalents and restricted cash(1)	$29,463	$(899,827)	$972,063
Cash paid for interest(1)	$218,746	$239,558	$78,261
Income taxes paid, net of refunds(3)	$90,717	$272,689	$29,391

(1)

As discussed in Note 2 – Recent Accounting Pronouncements to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company, effective on January 1, 2018, adopted the FASB issued ASU No. 2016-15, which provides guidance related to classification on the statement of cash flows of certain cash receipts and cash payments, and the FASB ASU 2016-18, which provides guidance related to classification on the statement of cash flows of restricted cash. These adoptions changed the cash flow reporting of certain transactions of the Company between 2017 and 2016. Accordingly, our current presentation of the 2017 net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities decreased by $27.6 million, $4.2 million and $900.0 million, respectively, compared to amounts previously presented. Also, our current presentation of the 2016 net cash provided by operating activities and net cash provided by financing activities increased by $22.7 million and $900.00 million, respectively, and our 2016 net cash used in investing activities decreased by $5.1 million.

(2)

In 2018, the investing activities included total capital expenditures of $106.2 million, of which $26.8 million was reimbursed from the FCC in connection with the station repack and $2.9 million was funded by the incentive auction proceeds received from the FCC in 2017.

(3)

The cash paid for income taxes, net of refunds, during the year ended December 31, 2018 includes payments totaling $1.1 million in tax liabilities assumed in the acquisition of LKQD and was funded by the seller through working capital. The cash paid for income taxes, net of refunds, during the year ended December 31, 2017 includes payments totaling $237.9 million, primarily related to the proceeds received to relinquish certain spectrum and tax liabilities resulting from various sale of stations. No payments for tax liabilities resulting from non-recurring events were made during 2016.

	As of December 31,
	2018	2017

Cash and cash equivalents	$145,115	$115,652
Long-term debt including current portion	3,981,003	4,362,460
Unused revolving loan commitments under senior secured credit facilities(1)	166,372	172,000

(1)

Based on the covenant calculations as of December 31, 2018, all of the $166.4 million total unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $627.8 million during the year ended December 31, 2018 compared to the same period in 2017. This was primarily attributable to an increase in net revenue (excluding trade and barter) of $374.6 million less an increase in station and corporate operating expenses (excluding non-cash transactions) of $89.2 million, a decrease in payments for tax liabilities of $182.0 million, primarily due to nonrecurring tax payments in 2017 resulting from the sale of stations and tax payments related to the proceeds from spectrum auction, a decrease in cash paid for interest of $20.8 million, a decrease in the use of cash resulting from timing of payments to vendors of $32.8 million, source of cash resulting from timing of accounts receivable collections of $87.5 million, and a decrease in payments for contingent consideration related to a past acquisition of $4.0 million.

Cash paid for interest decreased by $20.8 million during the year ended December 31, 2018 compared to the same period in 2017, primarily due to one-time fees incurred in 2017 associated with the financing of our acquisitions.

Net cash flows provided by operating activities decreased by $175.2 million during the year ended December 31, 2017 compared to the same period in 2016. This was primarily attributable to an increase in payments for tax liabilities of $243.3 million, primarily related to proceeds from the spectrum auction and station divestitures, an increase in cash paid for interest of $161.3 million, use of cash resulting from timing of payments to vendors of $64.1 million, use of cash resulting from timing of accounts receivable collections of $29.4 million and an increase in payments for broadcast rights of $39.5 million. These transactions were partially offset by an increase in net revenue (excluding trade and barter) of $1.318 billion less an increase in station and corporate operating expenses (excluding non-cash transactions) of $940.6 million.

Cash paid for interest increased by $161.3 million during the year ended December 31, 2017 compared to the same period in 2016, primarily due to interest on borrowings during 2017 (net of redemptions) and one-time fees associated with the financing of our 2017 acquisitions.

Cash Flows – Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2018 was $175.5 million, compared to $2.066 billion and $135.1 million for the same period in 2017 and 2016, respectively.

In 2018, we completed our acquisition of LKQD for a cash purchase price of $97.0 million, less $11.2 million of cash acquired, and the acquisitions of two new stations for $18.0 million. We also spent $106.2 million in capital expenditures. These transactions were partially offset by reimbursements from the FCC related to station repack of $29.4 million and proceeds from disposal of assets of $4.3 million.

In 2017, we completed our merger with Media General and paid $1.376 billion in cash consideration to stockholders of Media General, less $63.9 million of cash acquired through the merger. In connection with the merger, we also repaid $1.658 billion of Media General’s certain then existing indebtedness as part of the acquisition purchase price. In 2017, we also completed our acquisition of certain assets of a station for $4.1 million in cash. We also spent $72.5 million in capital expenditures. These transactions were partially offset by $481.9 million net proceeds from station divestitures and $478.6 million gross proceeds to relinquish the spectrum of certain Company stations that accepted bids in the 2017 incentive auction. We also received $20.0 million in proceeds from disposal of assets, primarily the sale of a real estate property.

In 2016, we acquired certain assets of four full power stations in four markets in West Virginia and paid $58.5 million. Additionally, we completed the acquisition of five full power stations for total payments of $45.5 million. In 2016, we spent $31.9 million in capital expenditures.

During the year ended December 31, 2018, capital expenditures increased by $33.8 million compared to the same period in 2017, primarily due to increased spending of $26.8 million related to station repack and $2.9 million related to the relinquishment of certain spectrum. The capital expenditures related to station repack were reimbursed from the FCC and the capital expenditures related to relinquishment of certain spectrum were funded by the incentive auction proceeds received from the FCC in 2017. During the year ended December 31, 2017, capital expenditures increased by $40.6 million compared to the same period in 2016, primarily due to capital expenditures for newly acquired stations.

Cash Flows – Financing Activities

Net cash flows used in financing activities for the year ended December 31, 2018 was $531.9 million, compared to net cash provided by financing activities during the same period in 2017 and 2016 of $1.057 billion and $822.9 million, respectively.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD and received $6.0 million in proceeds from stock option exercises. Marshall also issued a $51.8 million term loan to refinance the outstanding principal balances under its previous term loan and revolving credit facility of $48.8 million and $3.0 million, respectively. Additionally, Marshall borrowed a $5.6 million revolving loan to partially repay its Term Loan A. In October 2018, the Company amended its credit agreements which decreased the interest rates and extended the maturity date on certain of its debt. In connection with this refinancing, Nexstar borrowed an additional $150.0 million under its Term Loan A, the proceeds of which were used to partially repay the outstanding principal balance under Nexstar’s Term Loan B. These transactions were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $401.6 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $68.6 million ($0.375 per share each quarter), payments for capital lease and capitalized software obligations of $8.8 million, cash payment for taxes in exchange for shares of common stock withheld of $4.9 million, payments to acquire the remaining assets of a station previously owned by KRBK, LLC of $2.5 million and payments for debt financing costs associated with the Company’s debt refinancing of $1.1 million.

In 2017, the Company borrowed term loans, net of debt discount, of $3.531 billion and drew $3.0 million under a revolving loan. We also received $8.2 million in proceeds from stock option exercises. These cash flow increases were partially offset by repayments of certain then existing term and revolving loans of Nexstar, Mission and Marshall with an aggregate principal of $670.8 million, our redemption of the entire $525.0 million principal amount of our 6.875% Notes at a redemption price equal to 103.438%, repayments of outstanding principal balance under our term loans of $454.4 million associated with the amendments to senior secured credit facilities in July 2017, prepayments of $260.0 million outstanding principal balances under our term loans, scheduled repayments of outstanding principal balance under our, Mission’s, Marshall’s and Shield’s term loans of $12.2 million, payments for debt financing costs associated with new term loans and new revolving credit facilities of $52.0 million, payments to acquire the remaining assets of stations previously owned by West Virginia Media Holdings of $66.9 million, repurchases of our Class A Common Stock of $99.0 million, payments of dividends to our common stockholders of $55.9 million ($0.30 per share each quarter), payments for contingent consideration, mainly related to our merger with Media General, of $259.6 million, payments for capital lease and capitalized software obligations of $7.1 million and cash payment for taxes in exchange for shares of Nexstar common stock withheld of $4.1 million.

In 2016, we issued our $900.0 million 5.625% Notes at par. The proceeds of this loan were directly deposited in a restricted escrow account which was eventually released to us in January 2017 to partially fund our merger with Media General and related transactions. During 2016, we also borrowed a total of $58.0 million under our revolving credit facility to fund our acquisitions. We also received $1.2 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $58.0 million, scheduled repayments of outstanding principal balance under our, Mission’s and Marshall’s term loans of $22.1 million, payments for debt financing costs of $20.7 million, payments of dividends to our common stockholders of $29.4 million ($0.24 per share each quarter), payments for contingent consideration related to a past acquisition of $2.0 million, payments for capital lease and capitalized software obligations of $3.3 million and distribution to a noncontrolling interest of $0.6 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2018, the Company had total combined debt of $4.0 billion, which represented 68.2% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2018 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Nexstar senior secured credit facility	$2,148,128	$41,477	$99,546	$688,525	$1,318,580
Mission senior secured credit facility	228,527	2,285	4,570	4,570	217,102
Marshall senior secured credit facility	51,183	51,183	-	-	-
Shield senior secured credit facility	22,959	1,148	2,755	19,056	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$4,025,797	$96,093	$106,871	$1,387,151	$2,435,682

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

The Company had $166.4 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2018. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

During 2018, we repurchased a total of 751,920 shares of our Class A common stock for $50.5 million, funded by cash on hand. On April, 26, 2018, our Board of Directors approved an increase in our share repurchase authorization to repurchase up to an additional $200.0 million of our Class A common stock. As of December 31, 2018, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 additional authorization and the remaining balance under our prior authorization.

On November 30, 2018, we entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction that is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. The merger is not subject to any financing condition and we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions. The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to FCC approval, other regulatory approvals and satisfaction of other customary closing conditions. We and Tribune plan to divest certain of our stations in connection with the proposed merger in order to comply with FCC media ownership rules.

The merger agreement contains certain termination rights for both us and Tribune. If the merger agreement is terminated in connection with Tribune entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by Tribune to us will be $135 million. If the merger agreement is terminated because the required Tribune stockholder vote is not obtained at a stockholder meeting duly held for such purpose, Tribune will be required to reimburse us for our costs and expenses incurred in connection with the transaction in an amount not to exceed $15 million. Either party may terminate the merger agreement if the merger is not consummated on or before an end date of November 30, 2019, with an automatic extension to February 29, 2020, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

On January 25, 2019, Nexstar’s Board of Directors declared a quarterly dividend of $0.45 per share of its Class A common stock. The dividend was paid on February 22, 2019 to stockholders of record on February 8, 2019.

On January 28, 2019, Nexstar completed the acquisition of KHII and paid the remaining purchase price of $6.4 million, funded by cash on hand.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2018, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from December 31, 2018.

No Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2018, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$2,148,128	$41,477	$99,546	$688,525	$1,318,580
Mission senior secured credit facility	228,527	2,285	4,570	4,570	217,102
Marshall senior secured credit facility	51,183	51,183	-	-	-
Shield senior secured credit facility	22,959	1,148	2,755	19,056	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
Capital lease obligations	24,227	1,766	3,638	3,621	15,202
Broadcast rights current cash commitments(1)	25,447	8,373	12,051	5,023	-
Other(2)(3)(4)	34,340	8,198	20,513	5,629	-
Unrecorded contractual obligations:
Network affiliation agreements	1,326,594	542,790	598,880	184,924	-
Cash interest on debt(5)	940,137	199,615	389,499	318,182	32,841
Operating lease obligations	121,072	22,179	36,635	24,681	37,577
Executive employee contracts(6)	57,131	29,545	25,024	2,562	-
Broadcast rights future cash commitments(7)	114,757	46,118	55,821	12,818	-
Other	29,958	11,513	18,445	-	-
	$6,699,460	$966,190	$1,267,377	$1,944,591	$2,521,302

(1)	Future minimum payments for license agreements for which the license period has begun.
(2)

Excludes our liabilities, as of December 31, 2018, to surrender spectrum pursuant to the FCC’s incentive auction of $130.0 million. These liabilities represent our obligations to move two of our stations from UHF channels to VHF channels. Upon completion, the liabilities and the related spectrum assets will be derecognized with no expected cash flow impact.

(3)

As of December 31, 2018, we had $12.5 million of gross unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.

(4)

As of December 31, 2018, we had $92.8 million and $21.4 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 8 to our Consolidated Financial Statements for further information regarding our funding obligations for these benefit plans.

(5)	Estimated interest payments due as if all debt outstanding as of December 31, 2018 remained outstanding until maturity, based on interest rates in effect at December 31, 2018.
(6)

Includes the employment contracts for all corporate executive employees and general managers of our stations and entities. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts included in the table above assumed that contracts are not terminated prior to their expiration.

(7)	Future minimum payments for license agreements for which the license period has not commenced and no liability has been recorded.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, retransmission compensation, trade, pension and postretirement benefits and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

In applying accounting and disclosure requirements, we must base our decision to consolidate an entity on quantitative and qualitative factors that indicate whether or not we have the power to direct the activities of the entity that most significantly affect its economic performance and whether or not we have the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Our evaluation of the “power” and “economics” model must be an ongoing process and may alter as facts and circumstances change.

Mission, Marshall, Shield and other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall, which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2021 and 2028. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $5.4 billion, or 77.0%, of our total assets as of December 31, 2018. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we are required to record an impairment charge.

We aggregate our television station markets into a single broadcast business reporting unit for purposes of our goodwill impairment tests because of their similar economic characteristics. We perform our FCC license impairment tests on a market basis. The Company’s digital businesses increased from three reporting units to four reporting units with the acquisition of LKQD in early 2018. The reporting units within the Company’s digital business are not economically similar, and therefore, not aggregated.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

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

We performed our annual impairment tests on goodwill and FCC licenses attributable to our broadcast business using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts. There were no indicators that our finite-lived intangible assets attributable to broadcast markets will not be recoverable.

We performed the quantitative goodwill impairment tests on two of our digital reporting units as a result of shortfalls from operating forecasts and increased levels of competition. The quantitative impairment tests resulted in total impairment charges of $19.9 million. For the remaining two digital reporting units, the Company performed its annual impairment tests using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts. As of December 31, 2018, three of the Company’s digital reporting units had no remaining goodwill balance and one digital reporting unit acquired in January 2018 had a goodwill balance of $42.1 million.

The quantitative analyses for our digital businesses was performed using a combination of a discounted cash flows analysis and market revenue multiples analysis, including the following key assumptions: (i) compound annual growth rate ranging from 4.4% to 5.0% based on management projections and industry trends, (ii) operating profit margins in the initial year ranging from 1.1% to 5.9% driven by planned development activities, increasing to 6.3% to 13.7%  reflecting a mature operating model, (iii) discount rate of 15.0% based on an analysis of digital media companies, (iv) income tax rate of 21.0% to 28.7% based on statutory federal and blended state tax rates, (v) terminal growth rate of 2.5% based on a mature company in the digital media industry and (vi) market revenue multiples, adjusted for our reporting units’ forecasted operating performance, ranging from 0.3 to 0.5.

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

We also performed quantitative and qualitative tests to determine whether these digital reporting units’ finite-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying amounts are recoverable as of December 31, 2018. No other events or circumstances were noted in 2018 that would indicate impairment.

Broadcast Rights Carrying Amount

We record cash broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of cash broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Periodically, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our cash broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2018, the carrying amounts of our current cash broadcast rights were $7.7 million and our non-current cash broadcast rights were $16.5 million.

As discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, we adopted the FASB issued new revenue standard (ASU No. 2014-09) effective on January 1, 2018. As a result of the adoption, we no longer recognize barter revenue, barter expense, barter broadcast rights and barter broadcast liabilities resulting from the exchange of advertising time for certain program material. As of December 31, 2017, the current barter broadcast rights (and the related current barter broadcast liabilities) were $9.7 million and the noncurrent barter broadcast rights (and the related noncurrent barter broadcast liabilities) were $12.5 million. On January 1, 2018, an adjustment was recorded to remove the offsetting balances of these accounts.

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

The expected rate of return on plan assets is 7.00%. The effective discount rate used for determining pension benefit obligations and pension net periodic benefit credit at year end was 4.12% and 3.49%, respectively. As of and for the year ended December 31, 2018, our pension benefit obligations and net periodic benefit cost (credit) was $423.7 million and ($11.6) million, respectively. As of December 31, 2018, a 1% change in the discount rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$2,394	$(3,189)
Projected impact on pension benefit obligations	(38,918)	46,409

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs and OTTDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. The impact of the lag in the number of subscribers is not significant.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. The Company does not expect any NOLs to expire as a result of Section 382 limitations.

The ability to use NOLs is also dependent upon the Company’s ability to generate taxable income. The NOLs could expire prior to their use. To the extent the Company’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were not able to use NOLs, which could have a negative effect on the Company’s financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 4.27% to 4.77% as of December 31, 2018, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.27% at December 31, 2018. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from the December 31, 2018 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by $24.5 million, based on the outstanding balance of its credit facilities as of December 31, 2018. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $12.2 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $24.5 million and $12.2 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2018, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2018, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

As of December 31, 2018, we have excluded from our assessment of internal control over financial reporting the accounts of LKQD, KRBK, and WHDF, because they were acquired in business combinations during 2018, and KHII, because it was a VIE first consolidated during 2018. The total assets and total revenues of these entities that are excluded from our assessment of internal control over financial reporting collectively represent approximately 0.5% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. LKQD was the most significant, representing 0.4% of consolidated total assets and 1.2% of consolidated total revenues as of and for the year ended December 31, 2018.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

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

2.2

Agreement and Plan of Merger, dated as of November 30, 2018, by and between Nexstar Media Group, Inc., Tribune Media Company and Titan Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 4, 2018).

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

10.2

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

10.8

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.9

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018 (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

10.10

Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., as the borrower and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.11

Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017. (Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.12

Amendment No. 2 to Credit Agreement, dated as of June 28, 2018, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.13

Credit Agreement, dated as of January 17, 2017, by and among WXXA-TV LLC and WLAJ-TV LLC, as the borrower, Shield Media Lansing LLC and Shield Media LLC, as holding companies, and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.14

Credit Agreement, dated as of January 17, 2017, by and among WXXA-TV LLC and WLAJ-TV LLC, as the borrower, Shield Media Lansing LLC and Shield Media LLC, as holding companies, and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017. (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.15

Credit Agreement, dated as of January 17, 2017, by and among WXXA-TV LLC, WLAJ-TV LLC, Shield Media Lansing LLC, Shield Media LLC, Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018  (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.16

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Media Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.).

10.17

Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.).

10.18

Modifications to Employment Agreement, dated as of September 26, 2002, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.55 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.19

Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.20

Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2007).

10.21

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 31, 2009).

10.22

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 17, 2012).

10.23

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.24

Amendment to Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 22, 2019).

10.25

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.26

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.27

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.28

Executive Employment Agreement between Timothy Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2008).

10.29

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 6, 2013).

10.30

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.31

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

10.33

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.34

Amendment to Executive Employment Agreement, dated as of July 27, 2017, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.35

Executive Employment Agreement, dated as of April 1, 2017, between Gregory Raifman and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.36

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

10.38

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.39

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP - WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.40

Amendment to Time Brokerage Agreement, dated as of August 2, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.41

Shared Services Agreement entered into as of July 1, 2017 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.42

Agreement for the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP - KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.43

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

10.44

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV - WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.45

Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.46

Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.47

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

10.49

Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.50

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.51

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.52

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.53

Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.54

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.55

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.56

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.57

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.58

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

10.60

Agreement for the Sale of Commercial Time, dated as of January 15, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KTVE-TV) (Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K for the period ended December 31, 2017 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.61

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.62

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 2, 2015).

10.63

Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (WYOU) (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.64

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

10.66

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

10.67

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WYOU) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.68

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KJTL) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.69

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

10.71

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2012).

10.72

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.73

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

10.76

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.77

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.78

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.79

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.80

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.81

Amendment to Option Agreement, dated as of January 15, 2017, among Mission Broadcasting Inc. and Nexstar Broadcasting , Inc. (KTVE) (Incorporated by reference to Exhibit 10.76 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.82

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KCIT) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.83

Nexstar Media Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Media Group, Inc. on July 6, 2004).

10.84

Nexstar Media Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 1, 2006).

10.85

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.86

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
101

The Company's Consolidated Financial Statements and related Notes for the year ended December 31, 2018 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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
Thomas E. Carter
Chief Financial Officer

Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2019.

Name	Title
/s/ PERRY A. SOOK	President, Chief Executive Officer and Chairman
Perry A. Sook	(Principal Executive Officer)
/s/ THOMAS E. CARTER	Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ DENNIS J. FITZSIMONS	Director
Dennis J. FitzSimons
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ DENNIS A. MILLER	Director
Dennis A. Miller
/s/ JOHN R. MUSE	Director
John R. Muse
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

NEXSTAR MEDIA GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for restricted cash in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2018 LKQD, KRBK, and WHDF, because they were acquired by the Company in business combinations during 2018, and KHII, because it was a VIE first consolidated by the Company during 2018. We have also excluded LKQD, KRBK, WHDR and KHII from our audit of internal control over financial reporting. The total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting for LKQD, KRBK, WHDF (each wholly-owned subsidiaries) and KHII (a consolidated subsidiary) collectively represent approximately 0.5% and 1.5%, respectively, of the related consolidated financial amounts as of and for the year ended December 31, 2018. LKQD was the most significant, representing 0.4% of consolidated total assets and 1.2% of consolidated total revenues as of and for the year ended December 31, 2018.

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

February 26, 2019

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$145,115	$115,652
Accounts receivable, net of allowance for doubtful accounts of $13,158 and $13,358, respectively	547,285	562,943
Spectrum asset	52,002	305,764
Prepaid expenses and other current assets	22,673	71,859
Total current assets	767,075	1,056,218
Property and equipment, net	731,538	734,138
Goodwill	2,167,954	2,142,846
FCC licenses	1,778,268	1,767,638
Other intangible assets, net	1,491,923	1,581,626
Other noncurrent assets, net	125,272	199,181
Total assets(1)	$7,062,030	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$96,093	$92,808
Accounts payable	67,828	31,136
Accrued expenses	143,850	175,940
Interest payable	32,047	39,563
Liability to surrender spectrum asset	52,002	314,087
Other current liabilities	12,352	17,169
Total current liabilities	404,172	670,703
Debt	3,884,910	4,269,652
Deferred tax liabilities	633,880	619,441
Other noncurrent liabilities	270,084	340,541
Total liabilities(1)	5,193,046	5,900,337
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2018 and 2017	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,626,246 shares outstanding as of December 31, 2018 and 47,291,463 shares issued, 45,966,414 shares outstanding as of December 31, 2017	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2018 and 2017	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2018 and 2017	-	-
Additional paid-in capital	1,351,931	1,342,541
Accumulated other comprehensive (loss) income	(14,316)	6,140
Retained earnings	620,371	299,523
Treasury stock - at cost; 1,665,217 and 1,325,049 shares at December 31, 2018 and 2017, respectively	(105,685)	(78,063)
Total Nexstar Media Group, Inc. stockholders' equity	1,852,774	1,570,614
Noncontrolling interests in consolidated variable interest entities	16,210	10,696
Total stockholders' equity	1,868,984	1,581,310
Total liabilities and stockholders' equity	$7,062,030	$7,481,647

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)

The consolidated total assets as of December 31, 2018 and 2017 include certain assets held by consolidated VIEs of $390.3 million and $426.9 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2018 and 2017 include certain liabilities of consolidated VIEs of $45.1 million and $81.8 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Years Ended December 31,
	2018	2017	2016
Net revenue	$2,766,696	$2,431,966	$1,103,190
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,117,917	993,405	381,997
Selling, general and administrative expenses, excluding depreciation and amortization	579,933	605,106	263,606
Amortization of broadcast rights	61,342	105,403	57,145
Amortization of intangible assets	149,406	159,500	46,572
Depreciation	109,789	100,658	51,300
Reimbursement from the FCC related to station repack	(29,381)	-	-
Goodwill and intangible assets impairment	19,911	19,985	15,262
Gain on disposal of stations, net	-	(57,716)	-
Total operating expenses	2,008,917	1,926,341	815,882
Income from operations	757,779	505,625	287,308
Interest expense, net	(220,994)	(241,195)	(116,081)
Loss on extinguishment of debt	(12,120)	(34,882)	-
Pension and other postretirement plans credit, net	10,755	13,120	-
Other expenses	(2,475)	(1,284)	(555)
Income before income taxes	532,945	241,384	170,672
Income tax (expense) benefit	(144,680)	233,943	(77,572)
Net income	388,265	475,327	93,100
Net loss (income) attributable to noncontrolling interests	1,212	(330)	(1,563)
Net income attributable to Nexstar Media Group, Inc.	$389,477	$474,997	$91,537

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$8.52	$10.38	$2.98
Diluted	$8.21	$10.07	$2.89

Weighted average number of common shares outstanding:
Basic	45,718	45,754	30,687
Diluted	47,412	47,149	31,664

Net income	$388,265	$475,327	$93,100
Other comprehensive (loss) income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax benefit (expense) of $7,147 in 2018 and ($2,160) in 2017	(20,456)	6,140	-
Total comprehensive income	367,809	481,467	93,100
Total comprehensive loss (income) attributable to noncontrolling interests	1,212	(330)	(1,563)
Total comprehensive income attributable to Nexstar Media Group, Inc.	$369,021	$481,137	$91,537

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2018

(in thousands, except share information)

				(Accumulated	Accumulated
	Class A		Additional	Deficit)	Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2015	31,621,369	$316	$396,224	$(268,120)	$-	(993,565)	$(47,746)	$5,699	$86,373
Stock-based compensation expense	-	-	11,390	-	-	-	-	-	11,390
Vesting of restricted stock units and exercise of stock options	-	-	(5,008)	-	-	116,821	6,233	-	1,225
Excess tax benefit from stock option exercises	-	-	13,760	-	-	-	-	-	13,760
Common stock dividends declared	-	-	(29,445)	-	-	-	-	-	(29,445)
Consolidation of variable interest entities	-	-	-	-	-	-	-	108,694	108,694
Purchase of noncontrolling interests	-	-	-	-	-	-	-	(100)	(100)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(643)	(643)
Net income	-	-	-	91,537	-	-	-	1,563	93,100
Balances as of December 31, 2016	31,621,369	316	386,921	(176,583)	-	(876,744)	(41,513)	115,213	284,354
Adjustment to adopt ASU 2016-16	-	-	-	764	-	-	-	-	764
Issuance/reissuance of stock in connection with a merger	15,670,094	157	1,007,956	-	-	560,316	23,330	-	1,031,443
Stock option replacement awards in connection with a merger	-	-	10,702	-	-	-	-	-	10,702
Purchase of treasury stock	-	-	-	-	-	(1,689,132)	(99,008)	-	(99,008)
Stock-based compensation expense	-	-	24,068	-	-	-	-	-	24,068
Vesting of restricted stock units and exercise of stock options	-	-	(31,214)	-	-	680,511	39,128	-	7,914
Common stock dividends declared	-	-	(55,892)	-	-	-	-	-	(55,892)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	345	-	-	-	(4,000)	(3,655)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	659	659
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(412)	(412)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	6,140	-	-	-	6,140
Net income	-	-	-	474,997	-	-	-	330	475,327
Balances as of December 31, 2017	47,291,463	473	1,342,541	299,523	6,140	(1,325,049)	(78,063)	10,696	1,581,310
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	31,260	-	-	-	-	-	31,260
Vesting of restricted stock units and exercise of stock options	-	-	(21,870)	-	-	411,752	22,902	-	1,032
Common stock dividends declared	-	-	-	(68,629)	-	-	-	-	(68,629)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	6,500	6,500
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	(20,456)	-	-	-	(20,456)
Net income (loss)	-	-	-	389,477	-	-	-	(1,212)	388,265
Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$388,265	$475,327	$93,100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	10,707	10,263	3,057
Amortization of broadcast rights, excluding barter	61,342	62,908	22,461
Depreciation of property and equipment	109,789	100,658	51,300
Amortization of intangible assets	149,406	159,500	46,572
Loss (gain) on asset disposal, net	5,793	(55,982)	1,553
Amortization of debt financing costs and debt discounts	9,765	10,483	5,649
Loss on extinguishment of debt	12,120	34,882	-
Goodwill and intangible assets impairment	19,911	19,985	15,262
Stock-based compensation expense	31,260	24,068	11,390
Deferred income taxes	12,403	(463,185)	54,591
Payments for broadcast rights	(61,979)	(62,531)	(23,004)
Other noncash credits, net	(2,432)	(3,491)	(1,612)
Change in the fair value of contingent consideration	-	-	4,044
Payments for contingent consideration in connection with an acquisition	-	(4,044)	-
Spectrum repack reimbursements	(29,381)	-	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	30,874	(56,669)	(27,290)
Prepaid expenses and other current assets	97	1,169	(6,972)
Other noncurrent assets	1,602	516	244
Accounts payable, accrued expenses and other current liabilities	(29,672)	(62,496)	1,628
Taxes payable	41,635	(42,638)	(75)
Interest payable	(7,516)	(17,421)	33,251
Other noncurrent liabilities	(17,122)	(22,211)	(896)
Net cash provided by operating activities	736,867	109,091	284,253
Cash flows from investing activities:
Purchases of property and equipment	(106,246)	(72,461)	(31,870)
Deposits and payments for acquisitions, net of cash acquired	(103,976)	(2,975,254)	(103,970)
Proceeds from sale of stations	-	481,946	-
Spectrum repack reimbursements	29,381	-	-
Proceeds received to relinquish spectrum asset	-	478,608	-
Proceeds from disposals of property and equipment	4,344	20,026	718
Proceeds received from settlement of corporate-owned life insurance policies	983	850	-
Net cash used in investing activities	(175,514)	(2,066,285)	(135,122)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	251,387	3,533,981	958,000
Repayments of long-term debt	(653,011)	(1,922,329)	(80,140)
Premium paid on debt extinguishment	-	(18,050)	-
Payments for debt financing costs	(1,056)	(52,039)	(20,707)
Contributions from a noncontrolling interest, net	226	247	(643)
Purchase of treasury stock	(50,524)	(99,008)	-
Proceeds from exercise of stock options	5,970	8,155	1,225
Common stock dividends paid	(68,629)	(55,892)	(29,445)
Purchase of noncontrolling interests	(2,468)	(66,901)	(100)
Payments for contingent consideration in connection with acquisitions	-	(259,603)	(2,000)
Cash paid for shares withheld for taxes	(4,938)	(4,099)	-
Payments for capital lease and capitalized software obligations	(8,847)	(7,095)	(3,258)
Net cash (used in) provided by financing activities	(531,890)	1,057,367	822,932
Net increase (decrease) in cash, cash equivalents and restricted cash	29,463	(899,827)	972,063
Cash, cash equivalents and restricted cash at beginning of period	115,652	1,015,479	43,416
Cash, cash equivalents and restricted cash at end of period	$145,115	$115,652	$1,015,479
Supplemental information:
Interest paid	$218,746	$239,558	$78,261
Income taxes paid, net of refunds	$90,717	$272,689	$29,391
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$19,364	$4,107	$2,339
Noncash purchases of property and equipment	$565	$20,723	$706
Consolidation of variable interest entities	$6,500	$-	$108,694
Accrued debt financing costs	$-	$-	$1,019
Debt assumed in connection with a merger	$-	$434,269	$-
Issuance/reissuance of Class A Common Stock in connection with a merger	$-	$1,031,443	$-
Stock option replacement awards in connection with a merger	$-	$10,702	$-
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$314,086	$34,558	$-
Contingent consideration payable in connection with a merger	$-	$12,361	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2018, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of December 31, 2018, the stations reached approximately 42.7 million, or 38.8%, of all U.S. television households. Through various local service agreements, Nexstar provided sales, programming, and other services to 39 full power television stations owned by independent third parties.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See Note 2—Variable Interest Entities). Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Media Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance. On December 17, 2018, Nexstar became the primary beneficiary of its variable interest in the station KHII (formerly KFVE) and consolidated this station as of that date. See Note 2 – Variable Interest Entities for additional information.

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	2018	2017
Current assets
Spectrum asset	$-	$26,695
Other current assets	20,898	22,038
Total current assets	20,898	48,733
Property and equipment, net	10,994	7,517
Goodwill	121,600	130,362
FCC licenses	157,658	151,808
Other intangible assets, net	75,513	81,916
Other noncurrent assets, net	3,652	6,543
Total assets	$390,315	$426,879

Current Liabilities
Liability to surrender spectrum asset	$-	$27,347
Other current liabilities	17,594	24,146
Total current liabilities	17,594	51,493
Noncurrent liabilities	27,542	30,339
Total liabilities	$45,136	$81,832

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune Media Company (“Tribune”) to acquire the latter’s outstanding equity and to settle the outstanding equity-based awards for $46.50 per share in a cash transaction. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to (i) the approval of the merger by the stockholders of Tribune, (ii) FCC approval, (iii) other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino “HSR” waiting period) and (iv) satisfaction of other customary closing conditions. On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions. See Note 3 for additional information on the merger agreement and Note 7 for information with respect to the Company’s other debt transactions during 2018.

As of December 31, 2018, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities and the indentures governing the 6.125% senior unsecured notes due 2022 (“6.125% Notes”), the 5.625% senior unsecured notes due 2024 (“5.625% Notes”) and the 5.875% senior unsecured notes due 2022 (“5.875% Notes”).

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

Consolidated VIEs

Nexstar consolidates entities in which Nexstar is deemed under accounting principles generally accepted in the United States (“U.S. GAAP”) to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities (see Note 7), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall Broadcasting Group, Inc. (“Marshall”), which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations, subject to Federal Communications Commission (“FCC”) consent.

In connection with an agreement to acquire the MNTV affiliated television station KHII from HITV License Subsidiary, Inc. (“HITV”), Nexstar began providing programming and sales services to the station effective November 1, 2018. On December 17, 2018, the FCC approved Nexstar’s acquisition of the station. Nexstar evaluated its business arrangement with KHII and determined that it has a variable interest in the station. Nexstar has also determined that it is the primary beneficiary of the variable interest because it has the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, programming and oversight and control of sales management personnel. Thus, Nexstar consolidated KHII as of December 17, 2018 under authoritative guidance related to the consolidation of VIEs. The assets that were consolidated into Nexstar included the licensed assets and network affiliation agreement of KHII but were attributed to the owner of the station at the time (noncontrolling interest). On January 28, 2019, Nexstar completed the acquisition of the station. See Note 3 for additional information.

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2018 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission Broadcasting, Inc. (“Mission”)	WFXP, KHMT and KFQX
	HITV	KHII, KGMD, KGMV
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting, Inc. (“54 Broadcasting”)	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	White Knight Broadcasting (“White Knight”)	WVLA, KFXK, KSHV
	Shield Media, LLC (“Shield”)	WXXA and WLAJ
	Vaughan Media, LLC (“Vaughan”)	WBDT, WYTV and KTKA
	Marshall	KLJB, KPEJ and KMSS
SSA Only	Tamer Media, LLC (“Tamer”)	KWBQ, KASY and KRWB

Nexstar’s ability to receive cash from Mission, Marshall, White Knight, Shield, Tamer, Vaughan, WNAC, LLC, 54 Broadcasting and HITV is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission, Marshall, White Knight, Shield, Tamer, Vaughan, WNAC, LLC, 54 Broadcasting and HITV maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

Nexstar had a variable interest in KRBK, LLC, the owner of station KRBK, upon execution of a TBA effective August 1, 2018 and a purchase agreement to acquire the assets of the station. Nexstar evaluated its business arrangement with KRBK, LLC and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, selling advertising, and oversight and control of sales management personnel. Thus, Nexstar consolidated KRBK as of August 1, 2018 under authoritative guidance related to the consolidation of VIEs. The assets that were consolidated into Nexstar included the licensed assets and network affiliation agreement of KRBK but were attributed to the owner of the station at the time (noncontrolling interest). On October 17, 2018, Nexstar received approval from the FCC to acquire the licensed assets of the station. On November 1, 2018, Nexstar paid the former owner of the remaining purchase price, acquired the full balance of the noncontrolling interest and completed the acquisition. As of this date, KRBK is no longer a VIE. See Note 3 for additional information.

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in thousands):

	2018	2017
Current assets:
Cash and cash equivalents	$19,060	$17,180
Accounts receivable, net	22,725	24,407
Spectrum asset	-	26,695
Prepaid expenses and other current assets	4,423	6,762
Total current assets	46,208	75,044
Property and equipment, net	30,861	25,971
Goodwill	154,787	163,549
FCC licenses	157,658	151,808
Other intangible assets, net	89,225	97,757
Other noncurrent assets, net	8,073	9,443
Total assets	$486,812	$523,572

Current liabilities:
Current portion of debt	$54,616	$56,565
Interest payable	345	994
Liability to surrender spectrum asset	-	27,347
Other current liabilities	17,594	24,146
Total current liabilities	72,555	109,052
Debt	243,717	245,523
Other noncurrent liabilities	27,542	30,594
Total liabilities	$343,814	$385,169

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2020. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

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

In connection with an agreement to acquire WHDF from Huntsville TV, LLC, Nexstar began providing programming and sales services to the station effective July 15, 2018. Nexstar evaluated its business arrangement with WHDF at that time and determined that it had a variable interest in WHDF for which it was not the primary beneficiary. On October 17, 2018, Nexstar received approval from the FCC to acquire the remaining assets of WHDF and, on November 9, 2018, Nexstar paid the remaining purchase price to the seller and completed the acquisition. As the TBA terminated upon Nexstar’s completion of its acquisition of WHDF on November 9, 2018, WHDF is no longer considered a VIE. See Note 3 for additional information.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation related to business combinations, including assets acquired, liabilities assumed, contingent consideration liability and any other assets or liabilities recognized from these transactions, retransmission revenue recognized, trade transactions, pension and postretirement obligations, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising broadcast on its stations or placed on its websites, for retransmission consent from cable or satellite operators, for digital publishing and content management, digital video advertising, social media advertising and related services. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collectable.

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

The Company’s revenue is primarily derived from the sale of advertising and the compensation received from traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, as well as over-the-top video distributors (“OTTDs”), companies that provide video content through internet streaming, in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes advertising revenue, retransmission compensation, digital revenue and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

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

The Company’s retransmission consent agreements with MVPDs and OTTDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. Under ASC 606, these revenues are considered arising from the licensing of functional intellectual property. As such, the Company applies the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenue (retransmission compensation) at the point in time the broadcast signal is delivered to the distributors. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report, the Company records revenue based on estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag in the number of subscribers is not significant.

Revenue from the Company’s other digital businesses includes revenue from digital publishing and content management platforms, a digital video advertising platform, a social media advertising platform and related services. Revenue is recognized at the time advertising is delivered or upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to its customers. Most of the arrangements with customers are short-term in nature.

The Company trades certain advertising time for various goods and services. These transactions are short-term in nature and are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $16.8 million, $14.2 million and $11.0 million of trade revenue during the years ended December 31, 2018, 2017, and 2016 respectively. Trade expense is recognized when services or merchandise received are used. The Company recorded $16.5 million, $14.5 million and $10.8 million of trade expense for the years ended December 31, 2018, 2017 and 2016, respectively, which were included in direct operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the year ended December 31, 2017, barter revenue (and the related barter expense) were $42.5 million. During the year ended December 31, 2016, barter revenue (and the related barter expense) were $34.7 million. Barter expense was included in amortization of broadcast rights in the accompanying Consolidated Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $9.7 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $12.5 million. On January 1, 2018, the Company recorded an adjustment to remove the offsetting balances of barter assets and barter liabilities.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $41.9 million during the year ended December 31, 2018. In addition, the current barter assets (and the related current barter liabilities) would have been $8.7 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $8.1 million as of December 31, 2018.

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

The Company’s contract liabilities, which are reflected in its Consolidated Financial Statements as accrued expenses and other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs (deferred revenue). The Company’s performance obligations related to contract liabilities of $5.4 million as of January 1, 2018 were recognized as revenue during the first quarter of 2018. The Company’s performance obligations related to contract liabilities of $2.3 million as of December 31, 2018 are expected to be recognized as revenue in the first quarter of 2019.

See Note 14 for disaggregated revenue information.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of cash broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. The Company periodically evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of cash broadcast rights and adjusts the amortization for any deficiency calculated.

Effective on January 1, 2018, the Company no longer recognizes barter broadcast rights and barter broadcast rights payable resulting from the exchange of advertising time for certain program material. See Revenue Recognition policy above for additional information.

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

The Company aggregates its television stations into a single broadcast business reporting unit for purposes of goodwill impairment tests because of their similar economic characteristics. The Company’s impairment review for FCC licenses is performed at the television station market level. In January 2018, the Company’s digital businesses increased from three reporting units to four reporting units with the acquisition of Likqid Media Inc. (“LKQD”) (See Note 3). The reporting units within the Company’s digital business are not economically similar, and therefore, not aggregated.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

Determining the fair value of reporting units and FCC licenses requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Consolidated Financial Statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) used to calculate the fair value of reporting units and FCC licenses, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization; and by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $8.2 million, $9.2 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which the majority was recognized in trade expense.

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

The carrying amount of cash, cash equivalents and restricted cash, accounts receivable, broadcast rights, accounts payable, and accrued expenses and other current liabilities approximates fair value due to their short-term nature.

See Note 3 for fair value disclosures of spectrum asset and contingent consideration liability (CVR) in connection with Nexstar’s merger with Media General, Inc. (“Media General”).

See Note 7 for fair value disclosures related to the Company’s debt.

Certain investments held in the pension and other post retirement plans have been valued using net asset value (“NAV”) as a practical expedient for fair value. In accordance with ASC 820, investments measured at NAV are excluded from the fair value hierarchy. See Note 8 for fair value disclosures related to retirement and postretirement plans.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors: discount rates, expected return on plan assets, mortality rates, retirement rates and expected contributions. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other noncurrent liabilities in the accompanying Consolidated Balance Sheet.

As discussed under Recent Accounting Pronouncements, as of January 1, 2018, the Company adopted ASU No. 2017-07. Under ASU No. 2017-07, entities are required to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present such current-service-costs in the same income statement line item as other compensation costs for services rendered by the pertinent employees during the period and (2) present the other components in the income statement separately from the service cost component and outside the subtotal of income from operations. The Company had no service costs during the years ended December 31, 2018, 2017 and 2016. In accordance with this adoption, the net periodic benefit credit, which consists of interest costs and expected return on plan assets, is disclosed on a separate line item below income from operations in the Consolidated Statements of Operations and Comprehensive Income.

Company-owned Life Insurance

The Company owns life insurance policies on certain executives, current employees, former employees and retirees. These policies were assumed from a past acquisition. Management considers these policies to be operating assets. Cash surrender values of life insurance policies are presented net of policy loans. Borrowings and repayments against company-owned life insurance are reflected in the operating activities section of the statement of cash flows. Under ASU No. 2016-15, payments received for the settlement of corporate-owned life insurance claims are now required to be disclosed within investing activities. Accordingly, amounts previously reported in fiscal year 2017 as a source of cash from operating activities have been reclassified to investing activities in the Consolidated Statements of Cash Flows.

Stock-Based Compensation

Nexstar maintains stock-based employee and non-employee compensation plans which are described more fully in Note 10. The Company calculates the grant-date fair value of employee and non-employee stock options using the Black-Scholes model. The fair values of time-based and performance-based restricted stock units are based on the number of shares awarded and market price of the stock on the date of award.  These amounts are recognized into selling, general and administrative expense over the vesting period of the options or the time-based restricted stock units, and for performance-based restricted stock units, when it is probable that the performance conditions will be achieved. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Weighted average shares outstanding - basic	45,718	45,754	30,687
Dilutive effect of equity incentive plan instruments	1,694	1,395	977
Weighted average shares outstanding - diluted	47,412	47,149	31,664

The Company has outstanding stock options and restricted stock units to acquire 21,000, 153,000 and 351,000 weighted average shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

Segments

Nexstar operates in one reportable television broadcast segment. The other activities of the Company include corporate functions, digital businesses and eliminations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted Nexstar’s previous financing activity classification of payments for contingent consideration in 2017 related to an acquisition. The payment was not made soon after the consummation of a business combination and includes an amount that is more than the acquisition date fair value of the contingent consideration liability. Under ASU 2016-15, this portion of the transaction should be classified as an operating activity in the Consolidated Statement of Cash Flows. The adoption also impacted Nexstar’s disclosure of payments received for the settlement of corporate-owned life insurance claims within the Consolidated Statement of Cash Flows during the year ended December 31, 2017. The payments were previously reported as a source of cash from operating activities and are now required to be disclosed within investing activities, as indicated in the third table below. ASU No 2016-15 did not impact the Company’s cash flow presentations during the year ended December 31, 2016.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018 on a retrospective basis. This adoption impacted the following transactions and balances during the years ended December 31, 2017 and 2016:

2016 Transactions	2016 Consolidated Statement of Cash Flows (Previous Presentation)
In July 2016, Nexstar issued its $900.0 million 5.625% Notes at par, the gross proceeds of which were directly deposited into a restricted escrow account.

No cash flow from issuance of long-term debt was reported in the financing activities due to direct deposit of proceeds into a restricted escrow account not owned by Nexstar. Instead, the transaction was reported as a supplemental information for non-cash investing and financing activity.

In 2016, Nexstar pre-funded the interest on the 5.625% Notes totaling $26.7 million, also deposited into the restricted escrow account.

$21.7 million of the pre-funded interest was previously reported as a use of cash from change in prepaid expenses and other current assets. This amount was also included in the supplemental information of the Consolidated Statement of Cash Flows, under the caption Interest Paid. The remaining $5.1 million was previously reported as a use of cash from investing activities.

In 2016, Nexstar earned $1.1 million in interest income from the escrow deposit.	The income was previously presented as an adjustment against net income and reduced net cash provided by operating activities
As of December 31, 2016, the restricted escrow account had a balance of $927.8 million.	Not previously included in the cash balance at the end of period.

2017 Transactions	2017 Consolidated Statement of Cash Flows (Previous Presentation)
In January 2017, the funds previously deposited in a restricted escrow account totaling $927.8 million were released to Nexstar’s and were deposited into Nexstar’s operating cash.

(i) $21.6 million source of cash from change in prepaid expenses and other current assets,

(ii) $1.1 million source of cash from change in other noncurrent assets,

(iii) $5.1 million source of cash from investing activities, and

(iv) $900.0 million reported as proceeds from issuance of long-term debt under financing activities

On February 1, 2017, Nexstar paid the first semi-annual interest due to the lenders of the 5.625% Notes of $25.9 million.	No cash flow reported in 2017 for the payment of interest on the 5.625% Notes as the cash flow impact was reported in 2016 when the pre-funding was made

Under ASU 2016-18, transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of an entity’s operating, investing and financing activities, and details of those transfers are not reported as cash flow activities in the statement of cash flows. As such, the previous classifications in the 2017 and 2016 Consolidated Statements of Cash Flows related to these transactions were reversed. Additionally, the cash, cash equivalents and restricted cash as of December 31, 2016 increased. Also, the supplemental cash flow information for interest paid increased in 2017 and decreased in 2016. The supplemental information for non-cash investing and financing activities in 2016 related to the issuance of 5.625% Notes directly deposited into an escrow account decreased.

The following tables summarize the line items in the Consolidated Statement of Cash Flows that were impacted by the adoption of ASU 2016-15 and ASU 2016-18 along with reclassifications to conform with current year presentation (in thousands):

	Year Ended December 31, 2017
	Previously	Adjustments for adoption of			Current
	Reported	ASU 2016-15	ASU 2016-18	Reclassifications	Presentation
Cash flows from operating activities:
Payments for contingent consideration in connection with an acquisition	$-	$(4,044)	$-	$-	$(4,044)
Other non-cash credits	(1,617)	-	-	(1,874)	(3,491)
Accounts receivable	(55,819)	(850)	-	-	(56,669)
Prepaid expenses and other current assets	22,825	-	(21,656)	-	1,169
Other noncurrent assets	(278)	-	(1,080)	1,874	516
Net cash provided by operating activities	136,721	(4,894)	(22,736)	-	109,091
Cash flows from investing activities:
Withdrawal of interest previously deposited in escrow	5,063	-	(5,063)	-	-
Proceeds received from corporate-owned life insurance policies	-	850		-	850
Net cash used in investing activities	(2,062,072)	850	(5,063)	-	(2,066,285)
Cash flows from financing activities:
Proceeds from long-term debt	4,433,981	-	(900,000)	-	3,533,981
Payments for contingent consideration in connection with an acquisition	(263,647)	4,044	-	-	(259,603)
Net cash provided by financing activities	1,953,323	4,044	(900,000)	-	1,057,367
Net increase (decrease) in cash, cash equivalents and restricted cash	27,972	-	(927,799)	-	(899,827)
Cash, cash equivalents and restricted cash at beginning of period	87,680	-	927,799	-	1,015,479

Supplemental information:
Interest paid	$213,683	$-	$25,875	$-	$239,558

	Year Ended December 31, 2016
	Previously	Adjustments for adoption of			Current
	Reported	ASU 2016-15	ASU 2016-18	Reclassifications	Presentation
Cash flows from operating activities:
Income from escrow deposit	$(1,080)	$-	$1,080	$-	$-
Prepaid expenses and other current assets	(28,628)	-	21,656	-	(6,972)
Net cash provided by operating activities	261,517	-	22,736	-	284,253
Cash flows from investing activities:
Prepaid interest deposited in escrow	(5,063)	-	5,063	-	-
Net cash used in investing activities	(140,185)	-	5,063	-	(135,122)
Cash flows from financing activities:
Proceeds from long-term debt	58,000	-	900,000	-	958,000
Net cash (used in) provided by financing activities	(77,068)	-	900,000	-	822,932
Net increase in cash, cash equivalents and restricted cash	44,264	-	927,799	-	972,063
Cash, cash equivalents and restricted cash at end of period	87,680	-	927,799	-	1,015,479

Supplemental information:
Interest paid	99,917	-	(21,656)	-	78,261
Non-cash investing and financing activities:
Proceeds from the issuance of debt directly deposited into escrow	$900,000	$-	$(900,000)	$-	$-

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has applied the change in accounting as of January 1, 2018. Accordingly, net periodic benefit income, excluding service costs, of $13.1 million for the year ended December 31, 2017 was adjusted out of selling, general and administrative expenses, and separately stated below income from operations. The adoption of this ASU did not impact the Company's Consolidated Financial Statements for the year ended December 31, 2016.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company has applied the new SEC disclosure requirements in its Consolidated Financial Statements on a retrospective basis.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, lessees are required to recognize on the balance sheet a right-of-use asset and a lease liability arising from operating leases except for short-term contracts with original terms of twelve months or less. The new guidance also requires enhanced qualitative and quantitative disclosures in the notes to the financial statements and is expected to provide transparency of information and comparability among organizations. ASU 2016-02 and related amendments is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016–02 as of January 1, 2019 using the optional transition method. As such, the Company's reporting for the comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The Company will apply certain practical expedients offered in the new lease guidance, such as no reassessment of whether expired or existing contracts contain leases, no re-evaluation of the classification of expired or existing leases and no reassessment of initial direct costs for existing leases. Upon adoption, the Company expects to record an increase in total assets and total liabilities by less than 2%.  Management does not expect the standard to have a material impact on its cash flows or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. In November 2018, the FASB issued ASU No. 2018-19 to clarify the scope of the guidance in the amendments in ASU 2016-13. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adopting ASU 2018-13 on its Consolidated Financial Statements.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The amendments in this Update for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-17 on its Consolidated Financial Statements.

3. Acquisitions and Dispositions

Merger Agreement with Tribune

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Transaction costs relating to this proposed acquisition, including legal and professional fees of $2.5 million and $1.2 million were expensed as incurred during the years ended December 31, 2018 and 2017, respectively.

The merger agreement contains certain termination rights for both Nexstar and Tribune. If the merger agreement is terminated in connection with Tribune entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by Tribune to Nexstar will be $135 million. If the merger agreement is terminated because the required Tribune stockholder vote is not obtained at a stockholder meeting duly held for such purpose, Tribune will be required to reimburse Nexstar for its costs and expenses incurred in connection with the transaction in an amount not to exceed $15 million. Either party may terminate the merger agreement if the merger is not consummated on or before an end date of November 30, 2019, with an automatic extension to February 29, 2020, if necessary to obtain regulatory approval under circumstances specified in the merger agreement.

The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to (i) the approval of the merger by the stockholders of Tribune, (ii) FCC approval, (iii) other regulatory approvals (including expiration of the applicable HSR waiting period) and (iv) satisfaction of other customary closing conditions. The merger does not require approval of Nexstar’s stockholders and is not subject to any financing contingency. On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

In connection with obtaining the HSR approval and the FCC approval, Nexstar agreed to divest one or more television stations in certain DMAs. Those DMAs are: (i) Salt Lake City, UT; (ii) Grand Rapids-Kalamazoo-Battle Creek, MI; (iii) Wilkes Barre-Scranton, PA; (iv) Richmond-Petersburg, VA; (v) Des Moines-Ames, IA; (vi) Norfolk-Portsmouth-Newport News, VA; (vii) Fort Smith-Fayetteville-Springdale-Rogers, AR; (viii) Davenport, IA-Rock Island-Moline, IL; (ix) Memphis, TN; (x) Huntsville-Decatur (Florence), AL; (xi) Indianapolis, IN; (xii) Hartford-New Haven, CT and (xiii) Harrisburg, PA. Nexstar is required to designate one or more Tribune stations or Nexstar stations for divestiture in each DMA. Nexstar has also agreed to designate, at its option, certain additional Tribune stations or Nexstar stations for divestiture and to divest such stations in order to comply with the FCC national cap as required by the FCC in order to obtain approval of and consummate the transactions

Tribune is a diversified media and entertainment business, comprising of 42 owned or operated local television stations. Nexstar and Tribune plan to divest certain of their stations in connection with the proposed merger in order to comply with FCC media ownership rules.

2018 Acquisitions

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

The sellers were also entitled to receive up to $35.0 million in additional cash payments if a certain earnings target was achieved during the fiscal year 2019 and if certain employees continued their employment with Nexstar Digital on the date of payment (the “Earnout Payments”). However, as of December 31, 2018, the employees ceased employment with Nexstar Digital and forfeited the additional payments. In the fourth quarter of 2018, Nexstar Digital reversed its previous estimated accrual of $1.9 million related to the Earnout Payments.

The acquisition of LKQD broadened and diversified Nexstar Digital’s portfolio with technologies that are complementary to its current offerings of digital solutions and services for media publishers, and multi-platform marketing solutions for local and national advertisers. Transaction costs relating to this acquisition, including legal and professional fees of $0.4 million, were expensed as incurred during the year ended December 31, 2018.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Cash and cash equivalents	$11,167
Accounts receivable	24,712
Prepaids	13
Property and equipment	210
Other intangible assets	45,320
Goodwill	42,475
Total assets acquired and consolidated	123,897
Less: Accounts payable and accrued expenses	(18,816)
Less: Taxes payable	(1,065)
Less: Deferred tax liabilities	(6,984)
Net assets acquired and consolidated	$97,032

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The goodwill and other intangible assets are not deductible for tax purposes. Other intangible assets are amortized over an estimated weighted average useful life of approximately three years.

During 2018, Nexstar Digital recorded measurement period adjustments including a decrease in accounts receivable of $1.2 million, resulting from changes in the estimate of collectability of accounts receivable. This adjustment increased goodwill by $1.3 million, along with other measurement period adjustments.

LKQD’s net revenue of $34.2 million and operating income of $12.9 million from the date of acquisition to December 31, 2018 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

WHDF

On July 15, 2018, Nexstar entered into a definitive agreement to acquire the assets of television station WHDF from Huntsville TV, LLC for $3.0 million in cash, including working capital adjustments. WHDF is a full power television station in the Huntsville, Alabama market and an affiliate of CW. Nexstar provided programming and sales services to this station pursuant to a TBA from July 15, 2018 through the completion of the acquisition.

On July 15, 2018, Nexstar completed the first closing and acquired the station’s assets excluding certain transmission equipment, FCC licenses and network affiliation agreements for $2.3 million, funded by cash on hand. As discussed in Note 2, Nexstar was not the primary beneficiary of its variable interests in WHDF. Therefore, in the third quarter of 2018, the station’s remaining assets were not consolidated into Nexstar’s financial statements under authoritative guidance related to the consolidation of VIEs.

The acquisition was approved by the FCC on October 17, 2018 and Nexstar completed the second closing on November 9, 2018, acquiring the remaining assets and paying the remaining purchase price of $0.7 million, funded by cash on hand. The TBA was also terminated as of this date. The station’s net revenue and operating income from November 9, 2018 to December 31, 2018 were not significant.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first and second closing are as follows (in thousands):

Prepaid expenses and other current assets	$66
Property and equipment	1,539
Other intangible assets	246
Other noncurrent assets	26
FCC licenses	379
Network affiliation agreements	686
Total assets acquired	2,942
Less: Accrued expenses	(30)
Net assets acquired	$2,912

Other intangible assets are amortized over an estimated weighted average useful life of three years.

KRBK

On August 1, 2018, Nexstar entered into a definitive agreement to acquire the assets of KRBK from KRBK LLC for $17.6 million in cash, including working capital adjustments. KRBK is a full power television station in the Springfield, Missouri market and an affiliate of FOX. Nexstar provided programming and sales services to this station pursuant to a TBA from August 1, 2018 through the completion of the acquisition. The transaction created a new duopoly for Nexstar.

On August 1, 2018, Nexstar completed the first closing of the acquisition and acquired the station’s assets excluding certain transmission equipment, FCC licenses and network affiliation agreements for $15.1 million, funded by cash on hand. Of this amount, $13.1 million was considered a deposit for the second closing and the remainder was allocated to the initial assets acquired. Since not all assets needed to operate the station were acquired in August 2018, the first closing did not represent an acquisition of a business. However, as discussed in Note 2, Nexstar was the primary beneficiary of its variable interests in KRBK throughout the duration of the TBA. Therefore, the station’s remaining assets as of August 1, 2018, and transactions thereafter, were consolidated into Nexstar’s financial statements under authoritative guidance related to the consolidation of VIEs. The consolidation of the remaining assets of KRBK resulted in a noncontrolling interest of $15.6 million, representing the estimated fair value of KRBK’s assets attributable to the owner.

The acquisition was approved by the FCC on October 17, 2018. On November 1, 2018, Nexstar acquired the remaining assets of KRBK, paid the owners the remaining purchase price of $2.5 million, funded by cash on hand, and utilized the $13.1 million deposit previously paid to the owners to acquire the noncontrolling interest of $15.6 million. The TBA was also terminated as of this date.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the first and second closing are as follows (in thousands):

Accounts receivable	$2,091
Broadcast rights	73
Property and equipment	3,894
FCC licenses	4,401
Network affiliation agreements	5,719
Goodwill	2,544
Other intangible assets	119
Other noncurrent assets	7
Total assets acquired	18,848
Less: Accounts payable and accrued expenses	(1,281)
Net assets acquired	$17,567

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

The station’s net revenue of $4.9 million and operating income of $2.2 million from August 1, 2018 to December 31, 2018 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Transaction costs relating to the acquisition were not significant during the year ended December 31, 2018.

KHII

On November 1, 2018, Nexstar entered into a definitive agreement to acquire from HITV the FCC license, certain transmission equipment and the network affiliation agreement of KHII, the MNTV affiliate serving Honolulu, Hawaii and its satellite stations KGMV serving Wailuku, Hawaii and KGMD serving Hilo, Hawaii. On November 1, 2018, Nexstar paid an advance payment of $0.1 million towards the purchase price of $6.5 million. Effective November 1, 2018, Nexstar began managing some elements of KHII’s operation under a TBA until the transaction receives FCC approval and closes.

As discussed in Note 2, following the FCC approval on December 17, 2018, Nexstar became the primary beneficiary of its variable interest in KHII and the satellite stations. Therefore, as of December 17, 2018 and transactions thereafter, the stations’ assets that Nexstar agreed to acquire pursuant to the purchase agreement were consolidated into Nexstar’s financial statements under authoritative guidance related to the consolidation of VIEs. The consolidation of the assets of the KHII stations resulted in noncontrolling interests of $6.5 million, representing the estimated fair value attributable to the owners.

Subject to final determination, which is expected to occur within 12 months of the acquisition date, the provisional fair values of the stations’ assets consolidated into Nexstar are as follows (in thousands):

Property and equipment	$400
FCC licenses	5,850
Network affiliation agreements	250
Consolidated assets of VIE	$6,500

On January 28, 2019, Nexstar completed its acquisition of KHII and paid the remaining purchase price of $6.4 million, funded by cash on hand. Accordingly, the deposit and the payment of the remaining purchase price were applied against the full balance of the noncontrolling interest. The TBA was also terminated as of this date.

The station’s net revenue and operating income from November 1, 2018 to December 31, 2018 were not significant.

2017 Acquisitions

Merger with Media General

On January 17, 2017, Nexstar completed its merger with Media General. Prior to the completion of the merger, Media General owned, operated or serviced 78 full power television stations in 48 markets. In connection with the merger, Nexstar sold the assets of seven of Media General’s full power television stations in seven markets. The full power television stations acquired and consolidated by Nexstar as a result of the merger, net of divestitures, were as follows:

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
$4,347,396

Concurrent with the closing of the merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by Nexstar and seven of which were previously owned by Media General. Nexstar sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). Nexstar sold its stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar Divestitures”). The net gain recognized from these divestitures was included as a separate line item in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017.

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

The estimated acquisition date fair value of Media General’s spectrum auctioned with the FCC (spectrum asset) is $465.6 million and was calculated as gross proceeds to receive from the FCC to surrender the spectrum of certain Media General stations, less estimated costs to dispose such assets. As of the acquisition date, the estimated fair value of the CVR payable to the holders was $271.0 million and was calculated as the gross proceeds to receive from the FCC to surrender the spectrum of certain Media General stations, less estimated transaction expenses, repacking expenses and taxes as defined in the CVR agreement. The fair value measurements of the spectrum asset and the CVR are considered Level 3 as significant inputs are unobservable to the market.

On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC to surrender the spectrum of 11 stations previously owned or operated by Media General. The gross proceeds were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. In November 2017, one station went off the air. During 2018, eight stations ceased broadcasting on their previous channels and implemented channel sharing agreements. These relinquishments of spectrum resulted in the derecognition of the associated spectrum asset and liability to surrender spectrum asset. The remaining two stations will convert from UHF to VHF. See Note 12 for additional information with respect to the auctioned spectrum.

On August 28, 2017, Nexstar completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated amount due. As of December 31, 2018, the remaining amount payable to the CVR holders is estimated at $12.4 million.

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

The Cash Consideration, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the Nexstar Divestitures and the Media General Divestitures and borrowings during 2017.

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

Nexstar had a variable interest in Parker and had consolidated this entity until Mission acquired Parker’s outstanding equity. Since Nexstar no longer has variable interests in Parker, its accounts were deconsolidated from Nexstar’s financial statements. However, since Nexstar is the primary beneficiary of variable interests in Mission, it retained a beneficial financial interest in KFQX and continued to consolidate this station. (See Note 2)

WLWC-TV

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

Unaudited Pro Forma Information

Other than Media General, the acquisitions completed during 2018, 2017 and 2016 are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma information has not been provided for these acquisitions.

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

4. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2018	2017
Buildings and improvements	39	$231,270	$225,183
Land	N/A	126,926	127,625
Leasehold improvements	term of lease	27,573	29,114
Studio and transmission equipment	5-15	555,389	539,788
Computer equipment	3-5	97,180	96,487
Furniture and fixtures	7	18,720	18,876
Vehicles	5	38,398	35,211
Construction in progress	N/A	74,924	21,236
		1,170,380	1,093,520
Less: accumulated depreciation		(438,842)	(359,382)
Property and equipment, net		$731,538	$734,138

The increase in property and equipment primarily relates to spectrum repack projects, routine purchases of property and equipment, less disposals, and business acquisitions (see Note 3).

Property under capital lease with a cost of $5.8 million was included in leasehold improvements as of each of December 31, 2018 and 2017. Property under capital lease with a cost of $5.2 million was included in studio and transmission equipment as of each of December 31, 2018 and 2017.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2018			2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,977,825	$(575,860)	$1,401,965	$1,971,170	$(461,345)	$1,509,825
Other definite-lived intangible assets	1-20	246,137	(156,179)	89,958	193,089	(121,288)	71,801
Other intangible assets		$2,223,962	$(732,039)	$1,491,923	$2,164,259	$(582,633)	$1,581,626

The increases in network affiliation agreements and other definite-lived intangible assets relate to Company acquisitions (see Note 3).

In the fourth quarter of 2018, management reviewed the recoverability of other definite-lived intangible assets attributable to two of Nexstar’s digital businesses as a result of shortfalls from operating forecasts and increased levels of competition. Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of these assets, management determined that their carrying values were recoverable as of December 31, 2018. No other events or circumstances were noted in 2018 that would indicate impairment.

In the fourth quarter of 2017, management reviewed the recoverability of other definite-lived intangible assets attributable to Nexstar’s digital businesses and recognized total impairment charges of $8.5 million.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2018 (in thousands):

2019	$140,793
2020	130,335
2021	119,559
2022	114,147
2023	112,954
Thereafter	874,135
$1,491,923

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$534,557	$(61,253)	$473,304	$591,945	$(49,421)	$542,524
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	1,701,719	-	1,701,719	1,244,386	-	1,244,386
Nexstar Divestitures (See Note 3)	(22,823)	2,861	(19,962)	(19,744)	2,011	(17,733)
Deconsolidation of a VIE	(698)	-	(698)	(1,539)	-	(1,539)
Impairment	-	(11,517)	(11,517)	-	-	-
Balances as of December 31, 2017	2,212,755	(69,909)	2,142,846	1,815,048	(47,410)	1,767,638
Acquisitions and consolidation of VIEs (See Notes 2 and 3)	45,019	-	45,019	10,630	-	10,630
Impairment	-	(19,911)	(19,911)	-	-	-
Balances as of December 31, 2018	$2,257,774	$(89,820)	$2,167,954	$1,825,678	$(47,410)	$1,778,268

As discussed in Note 2, the Company has one broadcast business reporting unit and four digital reporting units for purposes of annual goodwill impairment review as of December 31, 2018. The Company’s annual impairment review of FCC Licenses is performed at the station market level.

In the fourth quarter of 2018, the Company performed its annual impairment tests on goodwill and FCC licenses attributable to the broadcast business using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts.

In the fourth quarter of 2018, management performed quantitative impairment tests on two of its digital reporting units as a result of shortfalls from operating forecasts and increased levels of competition. The quantitative analyses were performed using a combination of a discounted cash flows analysis and market revenue multiples analysis, including the following key assumptions: (i) compound annual growth rate ranging from 4.4% to 5.0% based on management projections and industry trends, (ii) operating profit margins in the initial year ranging from 1.1% to 5.9% driven by planned development activities, increasing to 6.3% to 13.7% reflecting a mature operating model, (iii) discount rate of 15.0% based on an analysis of digital media companies, (iv) income tax rate of 21.0% to 28.7% based on statutory federal and blended state tax rates, (v) terminal growth rate of 2.5% based on a mature company in the digital media industry and (vi) market revenue multiples, adjusted for the reporting units’ forecasted operating performance, ranging from 0.2 to 0.4. The Company’s quantitative impairment tests resulted in total impairment charges of $19.9 million. For the remaining two digital reporting units, the Company performed its annual impairment tests using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts. As of December 31, 2018, three of the Company’s digital reporting units had no remaining goodwill balance and one digital reporting unit acquired in January 2018 had a goodwill balance of $42.1 million.

In the fourth quarter of 2017, management performed the one-step quantitative impairment tests on each of its three digital reporting units as a result of shortfalls from operating forecasts and increased levels of competition.  The Company’s analyses resulted in total impairment charges of $11.5 million. As of December 31, 2017, the total remaining goodwill of digital businesses was $19.9 million.

6. Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2018	2017
Compensation and related taxes	$44,269	$44,775
Network affiliation fees	21,916	68,197
Other	77,665	62,968
	$143,850	$175,940

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2018	2017
Term loans, net of financing costs and discount of $37,679 and $57,547, respectively	$2,407,490	$2,791,875
Revolving loans	5,628	3,000
6.125% Senior unsecured notes due 2022, net of financing costs of $1,556 and $1,992, respectively	273,444	273,008
5.875% Senior unsecured notes due 2022, plus premium of $6,233 and $8,102, respectively	406,233	408,102
5.625% Senior unsecured notes due 2024, net of financing costs of $11,792 and $13,525, respectively	888,208	886,475
	3,981,003	4,362,460
Less: current portion	(96,093)	(92,808)
	$3,884,910	$4,269,652

Nexstar Senior Secured Credit Facility

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to partially fund the acquisition of LKQD (See Note 3). Through June 2018, Nexstar repaid in full the outstanding principal balance under its revolving loan for total payments of $44.0 million.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall.

On October 26, 2018, Nexstar amended its senior secured credit facility. The amendment extended the maturity date of Term Loan A and revolving credit facility from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for Term Loan B, Term Loan A and revolving credit facility. The maturity date of Term Loan B did not change (January 17, 2024). Nexstar also borrowed an additional $150.0 million Term Loan A under its amended senior secured credit facility. The proceeds were used to partially repay the outstanding principal balance of Nexstar’s Term Loan B of $150.0 million.

Through December 2018, Nexstar prepaid a total of $360.0 million in principal balance under its Term Loan B, funded by cash on hand. During the year ended December 31, 2018, Nexstar repaid scheduled maturities of $36.2 million of its Term Loan A.

The refinancing of loans and prepayments of debt during 2018 resulted in a total loss of extinguishment of debt of $11.6 million, representing the write-off of unamortized debt financing costs and debt discounts.

On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate its proposed merger with Tribune and the refinancing of certain of the existing indebtedness of Tribune and related transactions. The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to the approval of the merger by the stockholders of Tribune, FCC approval, other regulatory approvals and satisfaction of other customary closing conditions. See Note 3 for additional information.

As of December 31, 2018, Nexstar’s Term Loan B and Term Loan A, net of financing costs and discounts, had balances of $1.289 billion and $825.1 million, respectively. As of December 31, 2017, Nexstar’s Term Loan B and Term Loan A, net of financing costs and discounts, had balances of $1.782 billion and $711.0 million, respectively. No amounts were outstanding under the revolving credit facility as of each of the years then ended.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement. The interest rate of Nexstar’s Term Loan A was 4.27% and 3.56% as of December 31, 2018 and 2017, respectively, and the interest rate of Nexstar’s Term Loan B was 4.77% and 4.06% as of December 31, 2018 and 2017, respectively. The interest rate on Nexstar’s revolving credit facility was 4.27% and 3.56% as of December 31, 2018 and 2017, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Mission Senior Secured Credit Facility

On October 26, 2018, Mission amended its senior secured credit facility. The amendment extended the maturity date of Mission’s revolving credit facility from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for the Term Loan B and revolving credit facility. The loan refinancing resulted in a loss on extinguishment of debt of $0.5 million, representing the write-off of unamortized debt financing costs.

During the year ended December 31, 2018, Mission repaid scheduled maturities of $2.3 million of its Term Loan B.

As of December 31, 2018 and 2017, Mission’s Term Loan B, net of financing costs and discounts, had balances of $224.6 million and $225.7 million, respectively, and none outstanding under its revolving credit facility as of each of the years then ended.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B was 4.77% and 4.06% as of December 31, 2018 and 2017, respectively. The interest rate on Mission’s revolving loans was 4.27% and 3.56% as of December 31, 2018 and 2017, respectively.

Marshall Senior Secured Credit Facility

On June 28, 2018, Marshall amended its senior secured credit facility. The amendment refinanced the then outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $48.8 million and $3.0 million, respectively. The refinancing was funded by Marshall’s new Term Loan A of $51.8 million which Nexstar continues to guarantee. The amendment also extended the maturity date of Marshall’s Term Loan A to December 1, 2019.

On July 27, 2018, Marshall drew the full $5.6 million revolving loan facility reallocated from Nexstar and used the funds to partially repay its outstanding Term Loan A.

During the year ended December 31, 2018, Marshall repaid $1.8 million scheduled maturities of its Term Loan A.

As of December 31, 2018 and 2017, Marshall’s Term Loan A, net of financing costs and discounts, had balances of $45.4 million and $49.6 million, respectively, and $5.6 million and $3.0 million outstanding under its revolving credit facility as of each of the years then ended. As of December 31, 2018, all of Marshall’s outstanding debts are classified as current liabilities in the accompanying Consolidated Balance Sheet.

Interest rates are selected at Marshall’s option and the applicable margin is adjusted quarterly as defined in Marshall’s amended credit agreement. The interest rate on Marshall’s Term Loan A and revolving credit facility was 4.52% and 3.56% as of December 31, 2018 and 2017, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Marshall is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum. Marshall had no unused revolving credit facility as of each of the years then ended.

Shield Senior Secured Credit Facility

On October 26, 2018, Shield amended its senior secured credit facility. The amendment extended the maturity date of its Term Loan A from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points.

During the year ended December 31, 2018, Shield repaid $1.2 million scheduled maturities of its Term Loan A.

As of December 31, 2018 and 2017, Shield’s Term Loan A, net of financing costs and discounts, had a balance of $22.6 million and $23.8 million, respectively.

Terms of the Shield senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. Interest rates are selected at Shield’s option and the applicable margin is adjusted quarterly as defined in Shield’s amended credit agreement. The interest rate on Shield’s Term Loan A was 4.27% and 3.56% as of December 31, 2018 and 2017, respectively.

Unused Commitments and Borrowing Availability

The Company had $166.4 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2018. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2018, the Company was in compliance with its financial covenants.

On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate its proposed merger with Tribune and the refinancing of certain of the existing indebtedness of Tribune and related transactions. The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to the approval of the merger by the stockholders of Tribune, FCC approval, other regulatory approvals and satisfaction of other customary closing conditions. See Note 3 for additional information.

5.875% Notes

As part of Nexstar’s merger with Media General on January 17, 2017, Nexstar assumed the $400.0 million 5.875% Senior Notes due 2022 previously issued by Media General’s subsidiary.

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

5.625% Notes

On July 27, 2016, Nexstar completed the issuance and sale of $900.0 million of 5.625% Notes at par. The proceeds were used to partially fund Nexstar’s merger with Media General consummated on January 17, 2017 (See Note 3).

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

The 5.625% Notes are senior obligations of Nexstar and Mission but junior to the secured debt to the extent of the value of the assets securing such debt. The 5.625% Notes rank equal to the 5.875% Notes and the 6.125% Notes.

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

The 6.125% Notes are senior obligations of Nexstar and Mission but junior to the secured debt, including the Nexstar Facility, the Mission Facility and the Marshall Facility to the extent of the value of the assets securing such debt. The 6.125% Notes rank equal to the 5.625% Notes and 5.875% Notes.

Nexstar has the option to redeem all or a portion of the 6.125% Notes at any time after February 15, 2018 at the redemption prices set forth in the 6.125% Indenture. At any time before February 15, 2018, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 106.125%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from equity offerings.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2018, the Company was in compliance with its financial covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,407,490	$2,389,439	$2,791,875	$2,852,199
Revolving loans(1)	5,628	5,528	3,000	2,985
6.125% Senior unsecured notes(2)	273,444	275,688	273,008	284,625
5.875% Senior unsecured notes(2)	406,233	397,000	408,102	415,500
5.625% Senior unsecured notes(2)	888,208	837,000	886,475	925,875

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

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized financing costs, discounts and premium, as of December 31, 2018 are summarized as follows (in thousands):

2019	$96,093
2020	44,910
2021	61,961
2022	762,536
2023	624,616
Thereafter	2,435,681
$4,025,797

8. Retirement and Postretirement Plans

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

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans (“OPEB”). The Company recognizes the underfunded status of these plan liabilities on its Consolidated Balance Sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized in other comprehensive income and amortized into comprehensive income over a five year term.

Benefit Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations for the periods January 17, 2017 to December 31, 2017 and January 1, 2018 to December 31, 2018 (in thousands):

	2018		2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Change in benefit obligation:
Benefit obligation at beginning of period	$460,862	$23,374	$562,197	$22,601
Service cost	-	16	-	22
Interest cost	13,965	689	14,981	695
Participant contributions	-	20	-	48
Plan settlements(1)	-	-	(40,235)	-
Divestiture transfer(2)	-	-	(60,032)	-
Actuarial (gain) loss	(21,568)	(1,362)	11,301	1,431
Benefit payments	(29,559)	(1,328)	(27,350)	(1,423)
Benefit obligation at end of period(3)(4)	$423,700	$21,409	$460,862	$23,374

(1)

In December 2017, the Company offered terminated vested participants of the legacy Media General Retirement Plan an opportunity to receive a lump sum payout in settlement of their retirement plan liability.  Approximately one third of the roughly 2,200 participants elected to do so, resulting in $39.0 million in payouts from plan assets.  The Company recognized an immediate gain of $1.2 million in 2017 related to this settlement and included it as an offset against pension expense in the Consolidated Statements of Operations and Comprehensive Income.

(2)

Upon the consummation of the Media General transaction, approximately $60 million of the benefit obligation related to the Company's retirement plan was transferred to Graham Media Group, Inc., as part of the Media General Divestitures discussed in Note 3.

(3)

Unless required, the Company’s policy is to fund benefits under the supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid. As of December 31, 2018, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $51.9 million.

(4)	As of December 31, 2018, the pension benefit obligation includes $371.8 million that is substantially funded by plan assets. These plan assets cover approximately 89% of the benefit obligation.

The Plans’ benefit obligations were determined using the following assumptions:

	2018		2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Discount rate	4.12%	4.06%	3.49%	3.47%
Compensation increase rate	-	2.00%	-	3.00%

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the plans’ assets for the periods January 17, 2017 to December 31, 2017 and January 1, 2018 to December 31, 2018 (in thousands):

	2018		2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Change in plan assets:
Fair value of plan assets at beginning of period	$381,455	$-	$394,526	$-
Actual return on plan assets	(25,108)	-	49,853	-
Employer contributions	4,126	1,308	4,661	1,375
Participant contributions	-	20	-	48
Plan settlements	-	-	(40,235)	-
Benefit payments	(29,559)	(1,328)	(27,350)	(1,423)
Fair value of plan assets at end of period	$330,914	$-	$381,455	$-

Under the fair value hierarchy, $49.2 million and $57.6 million of the Company’s retirement plan assets as of December 31, 2018 and 2017, respectively, fall under Level 1 (quoted prices in active markets). The Company also utilizes common collective trust funds as the remaining investment vehicle for its defined benefit plans.  A Common Collective Trust Fund is a pooled fund operated by a bank or trust company for investment of the assets of various organizations and individuals in a well-diversified portfolio.  Investments in Common Collective Trust Funds are stated at the fair value as determined by the issuer based on the fair value of the underlying investments (Net Asset Value or “NAV”). As of December 31, 2018 and 2017, respectively, $281.7 million and $323.8 million of the plan assets were measured at NAV.

The asset allocation for the Company’s funded retirement plans at the end of 2018, and the asset allocation range for 2019, by asset category, are as follows:

	Asset Allocation	Percentage of Plan Assets at Year End
Asset Category	2019	2018
Equity securities	40%	35%
Fixed income securities/cash	60%	64%
Other	-	1%
Total		100%

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

Funded Status

The following table provides a statement of the funded status of the plans at December 31 (in thousands):

	2018		2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Amounts recorded in the balance sheet:
Current liabilities	$(4,091)	$(1,883)	$(3,714)	$(1,882)
Noncurrent liabilities	(88,695)	(19,526)	(75,693)	(21,492)
Funded status	$(92,786)	$(21,409)	$(79,407)	$(23,374)

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in thousands):

	Pension Benefits	OPEB
January 17, 2017	$-	$-
Actuarial gain (loss)	9,733	(1,433)
December 31, 2017	9,733	(1,433)
Actuarial (loss) gain	(29,074)	1,471
December 31, 2018	$(19,341)	$38

The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $46 thousand.  There is no prior service cost or transition obligation recognized in accumulated other comprehensive income.

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

	Pension Benefits	OPEB
Employer Contributions
2019 to participant benefits	$4,091	$1,883
Expected Benefit Payments
2019	$30,520	$1,883
2020	30,169	1,877
2021	29,901	1,865
2022	29,579	1,838
2023	29,470	1,815
2024-2028	141,763	8,013

Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost (credit) for the plans for the periods January 17, 2017 to December 31, 2017 and January 1, 2018 to December 31, 2018 (in thousands):

	2018		2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$-	$16	$-	$22
Interest cost	13,965	689	14,981	695
Expected return on plan assets	(25,534)	-	(27,658)	-
Amortization of net loss	-	109	-	-
Settlement gain recognized	-	-	(1,160)	-
Net periodic benefit cost (credit)	$(11,569)	$814	$(13,837)	$717

The Company anticipates recording an aggregate net periodic benefit credit of $5.6 million for its pension and other benefits in 2019, as the expected return on plan assets exceeds estimated interest cost. An interest crediting rate of 2.30% was assumed for 2018 to determine net periodic benefit costs for LIN TV’s supplemental retirement plan. This rate is assumed to increase to 3.20% in 2019 and to 4.00% thereafter compounded annually.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	2018		2017
	Pension Benefits	OPEB	Pension Benefits	OPEB
Discount rate	3.49%	3.42%	3.87%	3.80%
Expected return on plan assets	7.00%	-	7.25%	-
Compensation increase rate	-	2.00%	-	3.00%

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

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the Plans may be made at the discretion of management of the Company. During the years ended December 31, 2018, 2017 and 2016, Nexstar contributed $8.5 million, $4.2 million and $1.6 million, respectively, to the Plans.  The Company also sponsors a Supplemental 401(k) plan as previously described.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, were eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2018 is nominal.

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

On January 25, 2019, the board of directors declared a quarterly cash dividend for 2019 beginning in the first quarter. See Note 18 for additional information.

In 2018, 2017 and 2016, the board of directors declared annual cash dividends of $1.50 per share, $1.20 per share and $0.96 per share, respectively, of Nexstar’s outstanding Class A common stock. The dividends were paid in equal quarterly installments.

On April 26, 2018, Nexstar’s Board of Directors approved an additional $200 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. As of December 31, 2018, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 additional authorization and the remaining balance under the prior authorization. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. In 2018, Nexstar repurchased a total of 751,920 shares of Class A common stock for $50.5 million, funded by cash on hand. In 2017, Nexstar repurchased a total of 1,689,132 shares of Class A common stock for $99.0 million, funded by cash on hand.

During the years ended December 31, 2018, 2017 and 2016, 411,752 shares, 680,511 shares and 116,821 shares, respectively, of Class A common stock were reissued from treasury to fulfill stock option exercises and vesting of restricted stock units.

In connection with the acquisition of Media General on January 17, 2017, Nexstar issued 15,670,094 shares of Class A common stock and reissued 560,316 shares of Class A common stock from treasury. See Note 3 for additional information.

10. Stock-Based Compensation Plans

Stock-Based Compensation Expense

The Company measures compensation cost related to stock options based on the grant-date fair value of the awards, calculated using the Black-Scholes option-pricing model. The compensation cost related to time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) is based on the market price of the stock on the date of the award. The fair values of the stock options and RSUs are recognized ratably over their respective vesting periods. The fair values of PSUs are recognized when it is probable that the performance conditions will be achieved.

In 2017, Nexstar issued 228,438 replacement stock options in connection with its acquisition of Media General (See Note 3). There were no stock options granted in 2018 and 2016. The assumptions used in calculating the fair values of options granted during the year ended December 31, 2017 was as follows:

Expected volatility	32.4% to 47.7%
Risk-free interest rates	0.5% to 2.2%
Expected life	0.2 to 7 years
Dividend yields	1.9%
Weighted-average grant date fair value per share	$46.85

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

The Company recognized stock-based compensation expense of $31.3 million, $24.1 million and $11.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $65.1 million of total unrecognized compensation cost related to stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.43 years.

Stock-Based Compensation Plans

Nexstar has two stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar: the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”) and the 2012 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on September 26, 2012 (the “2012 Plan”). A maximum of 2,500,000 shares and 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2015 Plan and the 2012 Plan, respectively. No new awards are granted under equity incentive plans prior to these plans but any unissued available shares can be issued under the 2012 Plan.

At December 31, 2018, 853,813 shares remained available for future grants, of which 836,063 shares and 17,750 shares were available under the 2015 Plan and the 2012 Plan, respectively. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

Stock Options

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

The following table summarizes activity and information related to stock options for the year ended December 31, 2018:

	Outstanding Options				Non-Vested Options
			Weighted-
		Weighted-	Average	Aggregate		Weighted-
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Grant-Date
	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Outstanding as of December 31, 2017	1,960,459	$23.48	5.06	107,273	256,875	$31.75
Granted	-	$-			-	$-
Exercised	(141,660)	$42.66			-	$-
Vested	-	$-			(206,875)	$31.82
Forfeited/cancelled	(9,531)	$35.19				$-
Balances as of December 31, 2018	1,809,268	$21.92	4.05	$102,625	50,000	$31.45
Exercisable as of December 31, 2018	1,759,268	$21.20	4.00	$101,049
Fully vested and expected to vest as of December 31, 2018	1,809,268	$21.92	4.05	$102,625

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $78.64 on December 31, 2018, and the stock option exercise prices multiplied by the number of options outstanding. For the years ended December 31, 2018, 2017 and 2016, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $5.0 million, $34.1 million and $2.3 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the aggregate fair value of options vested was $6.6 million, $17.6 million and $9.0 million, respectively.

Time-Based Restricted Stock Units

The RSUs vest over a range of two to five years from the date of the award. All unvested RSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2018:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2017	1,090,125	$63.09
Awarded	525,000	$64.42
Vested	(310,125)	$61.89
Forfeited/cancelled	(48,625)	$63.96
Unvested as of December 31, 2018	1,256,375	$63.91

Performance-Based Restricted Stock Units

The vesting of the PSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics (generally over a three-year period) designated by the Board of Directors of the Company. All unvested PSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to PSUs for the year ended December 31, 2018:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2017	50,000	$45.24
Awarded	142,500	$67.13
Vested	(25,000)	$45.24
Forfeited/cancelled	-	$-
Unvested as of December 31, 2018	167,500	$63.86

11. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2018	2017	2016
Current tax expense (benefit):
Federal	$102,516	$190,743	$12,054
State	29,761	38,499	10,927
	132,277	229,242	22,981
Deferred tax (benefit) expense:
Federal	7,997	(438,281)	53,094
State	4,406	(24,904)	1,497
	12,403	(463,185)	54,591
Income tax (benefit) expense	$144,680	$(233,943)	$77,572

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in thousands):

	2018	2017	2016
Federal income tax at the statutory rate	$111,915	$84,476	$59,735
State and local taxes, net of federal benefit	27,123	10,676	7,697
Nondeductible compensation	2,858	6,375	709
Nontaxable proceeds on station divestiture	-	(9,146)	-
Nondeductible earnout payments	-	-	1,415
Nondeductible acquisition costs	-	3,901	12
Nondeductible meals and entertainment	2,047	1,546	504
Nondeductible goodwill impairment	1,532	3,577	5,276
Domestic production activities deduction	-	(11,178)	-
Excess tax benefit on stock-based compensation	(750)	(8,106)	-
Disposition of nondeductible goodwill	-	3,279	-
Impact of federal tax rate reduction	-	(322,193)	-
Change in beginning of year valuation allowance	1,430	1,635	-
Other	(1,475)	1,215	2,224
Income tax (benefit) expense	$144,680	$(233,943)	$77,572

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

Staff Accounting Bulletin No. 118 (“SAB 118”), issued by the SEC on December 22, 2017, provides guidance to assist filers in accounting for the impact of the enactment of the Tax Cuts and Jobs Act (the “Act”).  SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute and prepare accounting entries to recognize the effects of the Act by the time the financial statements are required to be filed.  Companies may use this approach when the timely determination of some or all of the income tax effect(s) from the Act is incomplete by the due date of the financial statements.  The SAB divides items into three different buckets: 1. Items where there is sufficient time and information to complete the accounting as of the reporting date. 2. Items where provisional estimates can be reasonably determined as of the reporting date. 3. Items where a reasonable estimate cannot be determined as of the reporting date.  SAB 118 allows filers to make measurement period adjustments for up to 12 months for items where an estimate has been used or a reasonable estimate could not be determined as of the reporting date.

    The Company completed its analysis through the measurement period.  During the measurement period, based upon Treasury Regulations issued in 2018, the deductibility of officer stock compensation under 162(m) was adjusted.  There were no other changes.

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$46,189	$51,802
Compensation	14,085	15,574
Rent	1,916	2,173
Pension	30,679	28,033
Other	13,270	12,732
Total deferred tax assets	106,139	110,314
Valuation allowance for deferred tax assets	(3,071)	(2,155)
Total deferred tax assets	103,068	108,159
Deferred tax liabilities:
Property and equipment	(72,703)	(72,423)
Other intangible assets	(291,673)	(312,460)
Goodwill	(37,455)	(31,062)
FCC licenses	(318,562)	(305,293)
Other	(13,070)	(4,854)
Total deferred tax liabilities	(733,463)	(726,092)
Net deferred tax liabilities	$(630,395)	$(617,933)

As of December 31, 2018, the Company had a valuation allowance related to deferred tax assets of $3.1 million which was not likely to be realized, an increase of $1.4 million from December 31, 2017. During the year ended December 31, 2018, the valuation allowance increased primarily due to the Company’s belief, based upon consideration of the positive and negative evidence, that certain deferred tax assets related to one of the VIEs were not likely to be realized.

As of December 31, 2018, the Company's reserve for uncertain tax positions totaled approximately $12.5 million. For the years ended December 31, 2018, 2017 and 2016 there were $12.5 million, $23.3 million and $3.7 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2018	2017	2016
Uncertain tax position liability at the beginning of the year	$23,258	$3,677	$3,677
Increases resulting from merger transaction	432	22,605	-
Increases related to tax positions taken during the current period	45	1,847	-
Increases related to tax positions taken during prior periods	1,497	-	-
Decreases related to tax positions taken during prior periods	(12,496)	(2,440)	-
Decreases related to settlements with taxing authorities	-	(806)	-
Decreases related to expiration of statute of limitations	(194)	(1,625)	-
Uncertain tax position liability at the end of the year	$12,542	$23,258	$3,677

There can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Interest expense and penalties related to the Company’s uncertain tax positions are reflected as a component of income tax benefit (expense) in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2014. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. Generally, the Company is subject to state tax examination for years after 2014 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $148.6 million and $301.8 million, respectively, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2038 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2018, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted in 2014 but was vacated by the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”)).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to appeals before the Third Circuit.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review are due in the first and second quarters of 2019.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017 and the associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air is not expected to have a significant impact on the Company’s future financial results because it is located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. The remaining two stations will move to VHF channels and must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their newly assigned channels and must cease operating on their former channels by deadlines which the FCC has established and which are no later than July 13, 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack.  This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. During the years ended December 31, 2018 and 2017, the Company spent a total of $26.8 million and $2.6 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Consolidated Balance Sheets. In 2018, the Company received $29.4 million in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no reimbursements received related to station repack in 2017. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

Further, certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

13. Commitments and Contingencies

Merger Agreement with Tribune

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune to acquire the latter’s outstanding equity and equity-based awards for $46.50 per share in a cash transaction. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. The merger has been approved by the boards of directors of both companies and is projected to close late in the third quarter of 2019, subject to (i) the approval of the merger by the stockholders of Tribune, (ii) FCC approval, (iii) other regulatory approvals (including expiration of the applicable HSR waiting period) and (iv) satisfaction of other customary closing conditions. On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions. See Note 3 for additional information.

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2018 (in thousands):

2019	$46,118
2020	35,731
2021	20,090
2022	12,740
2023	78
$114,757

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through June 2114. Rent expense recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income for such leases was $22.8 million, $24.6 million and $12.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2018 (in thousands):

2019	$22,179
2020	19,841
2021	16,794
2022	13,573
2023	11,108
Thereafter	37,577
$121,072

Capital Leases

The Company leases certain equipment, tower facilities and other real estate properties under noncancelable lease arrangements. These contracts were accounted for as capital leases and included in property and equipment (See Note 4). The future minimum lease payments under these agreements as of December 31, 2018 are as follows (in thousands):

2019	$1,766
2020	1,795
2021	1,843
2022	1,803
2023	1,818
Thereafter	15,202
24,227
Less: Amount representing interest	7,323
$16,904

Guarantee of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2018, Mission had a maximum commitment of $227.6 million under its senior secured credit facility, of which $224.6 million of debt was outstanding, Marshall had used all its commitment under its senior secured credit facility and had outstanding obligations of $51.1 million, and Shield had also used all of its commitment and had outstanding obligations of $22.6 million. Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, Marshall’s outstanding debt is due December 2019 and Shield’s outstanding debt is due October 2023. Marshall’s debt is included in the current liabilities in the accompanying December 31, 2018 Consolidated Balance Sheet. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

Collective Bargaining Agreements

As of December 31, 2018, certain technical, production and news employees at 14 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree with the DOJ on November 6, 2018.  Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018.  The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018.  The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, we have agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between broadcast television station owners to artificially increase prices of television spot advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in 15 similar complaints, including ten in the Northern District of Illinois, three in the Southern District of New York, and two in the District of Maryland.  Each complaint includes similar allegations and claims a violation of Section 1 of the Sherman Act.  One, filed in the District of Maryland, also alleges violations of state antitrust and consumer protection statutes and a claim for unjust enrichment.

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”).  On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.  The MDL Litigation is ongoing.  Nexstar denies the allegations against it and will defend its advertising practices as necessary.

14. Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States. The other activities of the Company include corporate functions, digital businesses and eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Year Ended December 31, 2018	Broadcast	Other	Consolidated
Net revenue	$2,612,531	$154,165	$2,766,696
Depreciation	89,312	20,477	109,789
Amortization of intangible assets	126,850	22,556	149,406
Income (loss) from operations	918,401	(160,622)	757,779
Goodwill	2,125,479	42,475	2,167,954
Assets	6,622,604	439,426	7,062,030

Year Ended December 31, 2017	Broadcast	Other	Consolidated
Net revenue	$2,306,404	$125,562	$2,431,966
Depreciation	85,913	14,745	100,658
Amortization of intangible assets	147,328	12,172	159,500
Income (loss) from operations	694,967	(189,342)	505,625
Goodwill	2,122,935	19,911	2,142,846
Assets	6,723,685	757,962	7,481,647

Year Ended December 31, 2016	Broadcast	Other	Consolidated
Net revenue	$1,040,704	$62,486	$1,103,190
Depreciation	44,313	6,987	51,300
Amortization of intangible assets	33,079	13,493	46,572
Income (loss) from operations	372,496	(85,188)	287,308

The following table presents the disaggregation of the Company’s revenue under ASC 606 for the periods presented. Comparative 2017 and 2016 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

Year Ended December 31, 2018	Broadcast	Other	Consolidated
Local	$797,709	$-	$797,709
National	292,211	-	292,211
Political	251,209	-	251,209
Retransmission compensation	1,121,081	-	1,121,081
Digital	107,054	154,105	261,159
Other	26,425	60	26,485
Trade revenue	16,842	-	16,842
Net revenue	$2,612,531	$154,165	$2,766,696

Year Ended December 31, 2017	Broadcast	Other	Consolidated
Local	$805,360	$-	$805,360
National	302,657	-	302,657
Political	26,865	-	26,865
Retransmission compensation	995,790	-	995,790
Digital	101,286	125,466	226,752
Other	17,765	96	17,861
Trade and barter revenue	56,681	-	56,681
Net revenue	$2,306,404	$125,562	$2,431,966

Year Ended December 31, 2016	Broadcast	Other	Consolidated
Local	$344,356	$-	$344,356
National	122,319	-	122,319
Political	92,262	-	92,262
Retransmission compensation	394,038	-	394,038
Digital	35,944	62,431	98,375
Other	6,093	55	6,148
Trade and barter revenue	45,692	-	45,692
Net revenue	$1,040,704	$62,486	$1,103,190

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

The Company receives compensation from MVPDs and OTTDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the year ended December 31, 2017, the Company recognized barter revenue (and barter expense) of $42.5 million. During the year ended December 31, 2016, the Company recognized barter revenue (and barter expense) of $34.7 million. These are included in the trade and barter revenue line in the tables above.

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 5.625% Notes, the 6.125% Notes and the 5.875% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (See Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

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

As discussed in Note 2, the Company adopted ASU No. 2016-15 on a retrospective basis which reclassified the cash flow classification of certain payments for contingent consideration related to an acquisition in 2017 from financing activities to operating activities and payments received for the settlement of corporate-owned life insurance claims from operating activities to investing activities. The Company also adopted ASU No. 2016-18 on a retrospective basis which impacted the cash flow treatment of transfers between cash, cash equivalents and restricted cash in 2017. Further, the Company adopted ASU No. 2017-07 on a retrospective basis which requires the presentation of the net periodic benefit costs, other than the current service costs, in the income statement separately from the service cost component and outside the subtotal of income from operations. The effects of these adoptions were reflected in the accompanying Condensed Consolidating Statement of Operations for the year ended December 31, 2017 and the Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2017 and 2016.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$105,665	$10,798	$28,652	$-	$145,115
Accounts receivable	-	466,270	12,857	68,158	-	547,285
Amounts due from consolidated entities	-	88,987	77,521	-	(166,508)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	17,420	1,655	3,598	-	22,673
Total current assets	-	730,344	102,831	100,408	(166,508)	767,075
Investments in subsidiaries	1,119,605	108,884	-	-	(1,228,489)	-
Amounts due from consolidated entities	782,365	-	-	-	(782,365)	-
Property and equipment, net	-	696,910	19,867	14,833	(72)	731,538
Goodwill	-	1,970,692	33,187	164,075	-	2,167,954
FCC licenses	-	1,620,610	43,102	114,556	-	1,778,268
Other intangible assets, net	-	1,365,159	13,712	113,052	-	1,491,923
Other noncurrent assets	-	116,660	4,421	4,191	-	125,272
Total assets	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$52,331	$-	$96,093
Accounts payable	-	47,574	2,357	17,897	-	67,828
Amounts due to consolidated entities	-	-	-	166,508	(166,508)	-
Liability to surrender spectrum asset	-	52,002	-	-	-	52,002
Other current liabilities	299	155,023	4,441	28,486	-	188,249
Total current liabilities	299	296,076	9,083	265,222	(166,508)	404,172
Debt	-	3,641,193	222,354	21,363	-	3,884,910
Amounts due to consolidated entities	-	559,057	-	223,519	(782,576)	-
Deferred tax liabilities	62	624,869	-	8,949	-	633,880
Other noncurrent liabilities	-	255,228	6,820	8,036	-	270,084
Total liabilities	361	5,376,423	238,257	527,089	(949,084)	5,193,046
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,901,609	1,232,836	(21,137)	(32,184)	(1,228,350)	1,852,774
Noncontrolling interests in consolidated variable interest entities	-	-	-	16,210	-	16,210
Total liabilities and stockholders' equity (deficit)	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$90,860	$9,524	$15,268	$-	$115,652
Accounts receivable	-	484,096	14,717	64,130	-	562,943
Amounts due from consolidated entities	-	55,417	92,923	-	(148,340)	-
Spectrum asset	-	279,069	-	26,695	-	305,764
Other current assets	-	64,256	2,070	5,533	-	71,859
Total current assets	-	973,698	119,234	111,626	(148,340)	1,056,218
Investments in subsidiaries	617,297	109,354	-	-	(726,651)	-
Amounts due from consolidated entities	970,207	-	-	-	(970,207)	-
Property and equipment, net	-	697,898	18,454	17,861	(75)	734,138
Goodwill	-	1,959,386	33,187	150,273	-	2,142,846
FCC licenses	-	1,615,830	43,102	108,706	-	1,767,638
Other intangible assets, net	-	1,476,297	15,841	89,488	-	1,581,626
Other noncurrent assets	-	189,303	2,645	7,233	-	199,181
Total assets	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$36,243	$2,314	$54,251	$-	$92,808
Accounts payable	-	24,293	1,090	5,753	-	31,136
Liability to surrender spectrum asset	-	286,740	-	27,347	-	314,087
Amounts due to consolidated entities	-	-	-	148,340	(148,340)	-
Other current liabilities	-	192,827	13,310	26,535	-	232,672
Total current liabilities	-	540,103	16,714	262,226	(148,340)	670,703
Debt	-	4,024,129	223,428	22,095	-	4,269,652
Amounts due to consolidated entities		714,408	-	256,010	(970,418)	-
Deferred tax liabilities	-	613,227	-	6,214	-	619,441
Other noncurrent liabilities	-	322,572	7,626	10,343	-	340,541
Total liabilities	-	6,214,439	247,768	556,888	(1,118,758)	5,900,337
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,587,504	807,327	(15,305)	(82,397)	(726,515)	1,570,614
Noncontrolling interests in consolidated variable interest entities	-	-	-	10,696	-	10,696
Total liabilities and stockholders' equity (deficit)	$1,587,504	$7,021,766	$232,463	$485,187	$(1,845,273)	$7,481,647

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$2,495,780	$69,227	$201,689	$-	$2,766,696
Revenue between consolidated entities	31,758	91,257	39,997	74,367	(237,379)	-
Net revenue	31,758	2,587,037	109,224	276,056	(237,379)	2,766,696
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	890,378	40,861	193,061	(6,383)	1,117,917
Selling, general, and administrative expenses, excluding depreciation and amortization	37,568	559,024	4,965	40,633	(62,257)	579,933
Local service agreement fees between consolidated entities	-	77,482	55,650	35,607	(168,739)	-
Amortization of broadcast rights	-	57,022	1,584	2,736	-	61,342
Amortization of intangible assets	-	118,068	2,129	29,209	-	149,406
Depreciation	-	99,526	3,171	7,092	-	109,789
Reimbursement from the FCC related to station repack	-	(23,933)	(2,818)	(2,630)	-	(29,381)
Goodwill and intangible assets impairment	-	-	-	19,911	-	19,911
Total operating expenses	37,568	1,777,567	105,542	325,619	(237,379)	2,008,917
(Loss) income from operations	(5,810)	809,470	3,682	(49,563)	-	757,779
Interest expense, net	-	(206,267)	(11,101)	(3,626)	-	(220,994)
Loss on extinguishment of debt	-	(11,647)	(452)	(21)	-	(12,120)
Pension and other postretirement plans credit, net	-	10,755	-	-	-	10,755
Other expenses	-	(2,475)	-	-	-	(2,475)
Equity in income of subsidiaries	408,006	-	-	-	(408,006)	-
Income (loss) before income taxes	402,196	599,836	(7,871)	(53,210)	(408,006)	532,945
Income tax (expense) benefit	(1,231)	(153,871)	2,042	8,380	-	(144,680)
Net income (loss)	400,965	445,965	(5,829)	(44,830)	(408,006)	388,265
Net loss attributable to noncontrolling interests	-	-	-	1,212	-	1,212
Net income (loss) attributable to Nexstar	$400,965	$445,965	$(5,829)	$(43,618)	$(408,006)	$389,477

Net income (loss)	$400,965	$445,965	$(5,829)	$(44,830)	$(408,006)	$388,265
Other comprehensive income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax benefit of $7,147	-	(20,456)	-	-	-	(20,456)
Total comprehensive income (loss)	400,965	425,509	(5,829)	(44,830)	(408,006)	367,809
Comprehensive loss attributable to noncontrolling interests	-	-	-	1,212	-	1,212
Comprehensive income (loss) attributable to Nexstar	$400,965	$425,509	$(5,829)	$(43,618)	$(408,006)	$369,021

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$2,160,330	$70,592	$201,044	$-	$2,431,966
Revenue between consolidated entities	-	71,434	36,580	38,272	(146,286)	-
Net revenue	-	2,231,764	107,172	239,316	(146,286)	2,431,966
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	793,606	35,820	167,690	(3,711)	993,405
Selling, general, and administrative expenses, excluding depreciation and amortization	-	582,314	4,168	43,423	(24,799)	605,106
Local service agreement fees between consolidated entities	-	51,859	35,500	30,417	(117,776)	-
Amortization of broadcast rights	-	92,888	5,645	6,870	-	105,403
Amortization of intangible assets	-	137,808	2,422	19,270	-	159,500
Depreciation	-	91,791	2,342	6,525	-	100,658
Goodwill and intangible assets impairment				19,985		19,985
Gain on disposal of stations, net	-	(57,716)	-	-	-	(57,716)
Total operating expenses	-	1,692,550	85,897	294,180	(146,286)	1,926,341
Income (loss) from operations	-	539,214	21,275	(54,864)	-	505,625
Interest expense, net	-	(226,853)	(10,135)	(4,207)	-	(241,195)
Loss on extinguishment of debt	-	(32,523)	(2,133)	(226)	-	(34,882)
Pension and other postretirement plans credit, net	-	13,120	-	-	-	13,120
Other expenses	-	(1,284)	-	-	-	(1,284)
Equity in income of subsidiaries	471,363	-	-	-	(471,363)	-
Income (loss) before income taxes	471,363	291,674	9,007	(59,297)	(471,363)	241,384
Income tax benefit (expense)	-	219,460	(3,400)	17,883	-	233,943
Net income (loss)	471,363	511,134	5,607	(41,414)	(471,363)	475,327
Net income attributable to noncontrolling interests	-	-	-	(330)	-	(330)
Net income (loss) attributable to Nexstar	$471,363	$511,134	$5,607	$(41,744)	$(471,363)	$474,997

Net income (loss)	$471,363	$511,134	$5,607	$(41,414)	$(471,363)	$475,327
Other comprehensive income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax of $2,160	-	6,140	-	-	-	6,140
Total comprehensive income (loss)	471,363	517,274	5,607	(41,414)	(471,363)	481,467
Comprehensive income attributable to noncontrolling interests	-	-	-	(330)	-	(330)
Comprehensive income (loss) attributable to Nexstar	$471,363	$517,274	$5,607	$(41,744)	$(471,363)	$481,137

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$939,333	$61,402	$102,455	$-	$1,103,190
Revenue between consolidated entities	-	34,436	42,930	11,942	(89,308)	-
Net revenue	-	973,769	104,332	114,397	(89,308)	1,103,190
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	284,866	30,278	67,067	(214)	381,997
Selling, general, and administrative expenses, excluding depreciation and amortization	-	246,698	3,611	18,822	(5,525)	263,606
Local service agreement fees between consolidated entities	-	49,202	18,000	16,367	(83,569)	-
Amortization of broadcast rights	-	47,990	5,567	3,588	-	57,145
Amortization of intangible assets	-	27,394	2,544	16,634	-	46,572
Depreciation	-	45,173	2,400	3,727	-	51,300
Goodwill impairment	-	186	-	15,076	-	15,262
Total operating expenses	-	701,509	62,400	141,281	(89,308)	815,882
Income (loss) from operations	-	272,260	41,932	(26,884)	-	287,308
Interest expense, net	-	(104,231)	(10,251)	(1,599)	-	(116,081)
Other expenses	-	(555)	-	-	-	(555)
Equity in income of subsidiaries	72,193	-	-	-	(72,193)	-
Income (loss) before income taxes	72,193	167,474	31,681	(28,483)	(72,193)	170,672
Income tax (expense) benefit	-	(69,149)	(12,337)	3,914	-	(77,572)
Net income (loss)	72,193	98,325	19,344	(24,569)	(72,193)	93,100
Net income attributable to noncontrolling interests	-	-	-	(1,563)	-	(1,563)
Net income (loss) attributable to Nexstar	72,193	98,325	19,344	(26,132)	(72,193)	91,537
Comprehensive income (loss) attributable to Nexstar	$72,193	$98,325	$19,344	$(26,132)	$(72,193)	$91,537

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$709,446	$4,810	$22,611	$-	$736,867

Cash flows from investing activities:
Purchases of property and equipment	-	(93,181)	(4,044)	(9,021)	-	(106,246)
Spectrum repack reimbursements	-	23,933	2,818	2,630	-	29,381
Deposits and payments for acquisitions	-	(103,976)	-	-	-	(103,976)
Other investing activities	-	5,322	-	5	-	5,327
Net cash used in investing activities	-	(167,902)	(1,226)	(6,386)	-	(175,514)

Cash flows from financing activities:
Proceeds from long-term debt	-	194,000	-	57,387	-	251,387
Repayments of long-term debt	-	(590,247)	(2,310)	(60,454)	-	(653,011)
Common stock dividends paid	(68,629)	-	-	-	-	(68,629)
Purchase of treasury stock	(50,524)	-	-	-	-	(50,524)
Inter-company payments	118,121	(118,121)	-	-	-	-
Other financing activities	1,032	(12,371)	-	226	-	(11,113)
Net cash used in financing activities	-	(526,739)	(2,310)	(2,841)	-	(531,890)
Net increase in cash, cash equivalents and restricted cash	-	14,805	1,274	13,384	-	29,463
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$105,665	$10,798	$28,652	$-	$145,115

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$82,532	$4,692	$21,867	$-	$109,091

Cash flows from investing activities:
Purchases of property and equipment	-	(62,056)	(700)	(9,705)	-	(72,461)
Deposits and payments for acquisitions	-	(2,974,454)	(800)	-	-	(2,975,254)
Proceeds from sale of a station	-	481,946	-	-	-	481,946
Proceeds received to relinquish spectrum		478,608				478,608
Other investing activities	-	20,374	100	402	-	20,876
Net cash used in investing activities	-	(2,055,582)	(1,400)	(9,303)	-	(2,066,285)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,249,575	230,609	53,797	-	3,533,981
Repayments of long-term debt	-	(1,640,088)	(227,051)	(55,190)	-	(1,922,329)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Payments for debt financing costs	-	(48,235)	(3,804)	-	-	(52,039)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Payments for contingent consideration	-	(258,647)	-	(956)	-	(259,603)
Common stock dividends paid	(55,892)	-	-	-	-	(55,892)
Purchase of treasury stock	(99,008)	-	-	-	-	(99,008)
Inter-company payments	150,844	(150,844)	-	-	-	-
Other financing activities	4,056	(6,529)	-	(319)	-	(2,792)
Net cash provided by (used in) financing activities	-	1,060,281	(246)	(2,668)	-	1,057,367
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(912,769)	3,046	9,896	-	(899,827)
Cash, cash equivalents and restricted cash at beginning of period	-	1,003,629	6,478	5,372	-	1,015,479
Cash, cash equivalents and restricted cash at end of period	$-	$90,860	$9,524	$15,268	$-	$115,652

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2016

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$274,472	$5,370	$4,411	$-	$284,253

Cash flows from investing activities:
Purchases of property and equipment	-	(28,326)	(241)	(3,303)	-	(31,870)
Deposits and payments for acquisitions	-	(103,970)	-	-	-	(103,970)
Other investing activities	-	718	-	-	-	718
Net cash used in investing activities	-	(131,578)	(241)	(3,303)	-	(135,122)

Cash flows from financing activities:
Proceeds from long-term debt	-	958,000	-	-	-	958,000
Repayments of long-term debt	-	(73,155)	(2,335)	(4,650)	-	(80,140)
Common stock dividends paid	(29,445)	-	-	-	-	(29,445)
Payments for debt financing costs	-	(20,024)	(683)	-	-	(20,707)
Inter-company payments	28,220	(28,220)	-	-	-	-
Other financing activities	1,225	(3,358)	-	(2,643)	-	(4,776)
Net cash provided by (used in) financing activities	-	833,243	(3,018)	(7,293)	-	822,932
Net increase (decrease) in cash, cash equivalents and restricted cash	-	976,137	2,111	(6,185)	-	972,063
Cash, cash equivalents and restricted cash at beginning of period	-	27,492	4,367	11,557	-	43,416
Cash, cash equivalents and restricted cash at end of period	$-	$1,003,629	$6,478	$5,372	$-	$1,015,479

16. Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in thousands, except per share amounts)
Net revenue	$615,336	$660,323	$693,015	798,022
Income from operations	117,616	174,494	192,893	272,776
Income before income taxes	64,845	119,870	135,071	213,159
Net income attributable to Nexstar	48,122	87,732	100,514	153,109
Basic net income per common share	$1.04	$1.92	$2.21	$3.36
Basic weighted average shares outstanding	46,075	45,631	45,552	45,619
Diluted net income per common share	$1.01	$1.86	$2.12	$3.22
Diluted weighted average shares outstanding	47,685	47,147	47,338	47,482

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(in thousands, except per share amounts)
Net revenue	$540,317	$626,115	$611,870	$653,664
Income from operations	107,520	135,529	125,916	136,660
(Loss) income before income taxes	(997)	80,777	74,085	87,519
Net income attributable to Nexstar	6,049	43,992	46,475	378,481
Basic net income per common share	$0.14	$0.94	$1.01	$8.27
Basic weighted average shares outstanding	44,200	46,931	46,107	45,754
Diluted net income per common share	$0.13	$0.91	$0.98	$8.03
Diluted weighted average shares outstanding	45,419	48,195	47,452	47,149

As discussed in Note 2, the Company adopted ASU No. 2017-07 on a retrospective basis which requires the presentation of the net periodic benefit costs, other than the current service costs, in the income statement separately and outside the subtotal of income from operations. The effects of this adoption in fiscal year 2017 are reflected in the unaudited quarterly data table above.

17. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2018	$13,358	$10,707	$(10,907)	$13,158
Year Ended December 31, 2017	5,805	10,263	(2,710)	13,358
Year Ended December 31, 2016	5,369	4,160	(3,724)	5,805

(1)	Uncollectible accounts written off, net of recoveries.

18. Subsequent Events

On January 25, 2019, Nexstar’s Board of Directors declared a quarterly dividend of $0.45 per share of its Class A common stock. The dividend was paid on February 22, 2019 to stockholders of record on February 8, 2019.

On January 28, 2019, Nexstar completed the acquisition of KHII and paid the remaining purchase price of $6.4  million, funded by cash on hand. See Note 3 for additional information.