Form 10-Q
period 2019-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2019-05-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NXST	NASDAQ Global Select Market

As of May 8, 2019, the registrant had 46,091,815 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$128,591	$145,115
Accounts receivable, net of allowance for doubtful accounts of $13,541 and $13,158, respectively	540,525	547,285
Spectrum asset	52,002	52,002
Prepaid expenses and other current assets	22,401	22,673
Total current assets	743,519	767,075
Property and equipment, net	739,981	731,538
Goodwill	2,167,954	2,167,954
FCC licenses	1,778,268	1,778,268
Other intangible assets, net	1,432,029	1,491,923
Other noncurrent assets, net	235,435	125,272
Total assets(1)	$7,097,186	$7,062,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$95,516	$96,093
Accounts payable	72,285	67,828
Accrued expenses	158,981	143,850
Interest payable	24,223	32,047
Liability to surrender spectrum asset	52,002	52,002
Other current liabilities	26,931	12,352
Total current liabilities	429,938	404,172
Debt	3,797,188	3,884,910
Deferred tax liabilities	637,026	633,880
Other noncurrent liabilities	334,024	270,084
Total liabilities(1)	5,198,176	5,193,046
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2019 and December 31, 2018	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 46,016,371 shares outstanding as of March 31, 2019 and 47,291,463 shares issued, 45,626,246 shares outstanding as of December 31, 2018	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2019 and December 31, 2018	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2019 and December 31, 2018	-	-
Additional paid-in capital	1,332,612	1,351,931
Accumulated other comprehensive loss	(14,316)	(14,316)
Retained earnings	654,682	620,371
Treasury stock - at cost; 1,275,092 and 1,665,217 shares at each of March 31, 2019 and December 31, 2018, respectively	(86,146)	(105,685)
Total Nexstar Media Group, Inc. stockholders' equity	1,887,305	1,852,774
Noncontrolling interests in consolidated variable interest entities	11,705	16,210
Total stockholders' equity	1,899,010	1,868,984
Total liabilities and stockholders' equity	$7,097,186	$7,062,030

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of March 31, 2019 and December 31, 2018 include certain assets held by consolidated variable interest entities (“VIEs”) of $392.4 million and $390.3 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of March 31, 2019 and December 31, 2018 include certain liabilities of consolidated VIEs of $58.8 million and $45.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$626,647	$615,336
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	292,863	278,963
Selling, general and administrative expenses, excluding depreciation and amortization	142,360	141,905
Amortization of broadcast rights	14,362	16,100
Amortization of intangible assets	36,738	36,302
Depreciation	27,437	25,814
Reimbursement from the FCC related to station repack	(14,187)	(1,364)
Total operating expenses	499,573	497,720
Income from operations	127,074	117,616
Interest expense, net	(52,957)	(54,589)
Loss on extinguishment of debt	(1,698)	(1,005)
Pension and other postretirement plans credit, net	1,400	2,950
Other income, net	(491)	(127)
Income before income taxes	73,328	64,845
Income tax expense	(16,441)	(17,504)
Net income	56,887	47,341
Net (income) loss attributable to noncontrolling interests	(1,995)	781
Net income attributable to Nexstar Media Group, Inc.	$54,892	$48,122

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$1.20	$1.04
Diluted	$1.15	$1.01

Weighted average number of common shares outstanding:
Basic	45,785	46,075
Diluted	47,784	47,685

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Stock-based compensation expense	-	-	8,069	-	-	-	-	-	8,069
Vesting of restricted stock units and exercise of stock options	-	-	(27,388)	-	-	390,125	19,539	-	(7,849)
Common stock dividends declared	-	-	-	(20,581)	-	-	-	-	(20,581)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Net income	-	-	-	54,892	-	-	-	1,995	56,887
Balances as of March 31, 2019	47,291,463	$473	$1,332,612	$654,682	$(14,316)	(1,275,092)	$(86,146)	$11,705	$1,899,010

Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(501,920)	(33,820)	-	(33,820)
Stock-based compensation expense	-	-	6,400	-	-	-	-	-	6,400
Vesting of restricted stock units and exercise of stock options	-	-	(17,258)	-	-	269,992	14,593	-	(2,665)
Common stock dividends declared	-	-	-	(17,288)	-	-	-	-	(17,288)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Net income (loss)	-	-	-	48,122	-	-	-	(781)	47,341
Balances as of March 31, 2018	47,291,463	$473	$1,331,683	$330,357	$6,140	(1,556,977)	$(97,290)	$10,141	$1,581,504

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$56,887	$47,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	2,545	3,294
Amortization of broadcast rights	14,362	16,100
Depreciation of property and equipment	27,437	25,814
Amortization of intangible assets	36,738	36,302
Gain on asset disposal, net	(533)	(59)
Amortization of debt financing costs and debt discounts	1,942	2,626
Loss on extinguishment of debt	1,698	1,005
Stock-based compensation expense	8,069	6,400
Deferred income taxes	2,309	184
Payments for broadcast rights	(14,489)	(16,249)
Other noncash credits, net	(398)	(404)
Spectrum repack reimbursements	(14,187)	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	4,184	42,949
Prepaid expenses and other current assets	(1,415)	(1,243)
Other noncurrent assets	2,248	(1,567)
Accounts payable, accrued expenses and other current liabilities	(4,105)	12,887
Taxes payable	12,249	18,547
Interest payable	(7,824)	(10,359)
Other noncurrent liabilities	(3,128)	(4,203)
Net cash provided by operating activities	124,589	179,365
Cash flows from investing activities:
Purchases of property and equipment	(28,579)	(21,092)
Deposits and payments for acquisitions, net of cash acquired	-	(82,790)
Spectrum repack reimbursements	14,187	-
Proceeds from disposals of property and equipment	588	2,847
Proceeds received from settlement of corporate-owned life insurance policies	51	-
Net cash used in investing activities	(13,753)	(101,035)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	-	44,000
Repayments of long-term debt	(91,805)	(74,579)
Contributions from a noncontrolling interest, net	-	226
Purchase of treasury stock	-	(33,820)
Proceeds from exercise of stock options	1,427	1,878
Common stock dividends paid	(20,581)	(17,288)
Purchase of noncontrolling interest from a consolidated variable interest entity	(6,393)	-
Cash paid for shares withheld for taxes	(9,276)	(4,543)
Payments for capital lease and capitalized software obligations	(732)	(735)
Net cash used in financing activities	(127,360)	(84,861)
Net decrease in cash, cash equivalents and restricted cash	(16,524)	(6,531)
Cash, cash equivalents and restricted cash at beginning of period	145,115	115,652
Cash, cash equivalents and restricted cash at end of period	$128,591	$109,121
Supplemental information:
Interest paid	$58,839	$62,322
Income taxes paid, net of refunds (income tax refund, net of taxes paid)	$1,883	$(1,225)
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$27,796	$4,080
Right-of-use assets obtained in exchange for operating lease obligations(1)	$113,598	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)   Amounts for the three months ended March 31, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2019, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming and other services to 36 full power television stations owned and/or operated by independent third parties.

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

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	March 31, 2019	December 31, 2018
Current assets	$21,151	$20,898
Property and equipment, net	14,404	10,994
Goodwill	121,600	121,600
FCC licenses	151,808	157,658
Other intangible assets, net	73,598	75,513
Other noncurrent assets, net	9,798	3,652
Total assets	$392,359	$390,315

Current liabilities	$21,206	$17,594
Noncurrent liabilities	37,571	27,542
Total liabilities	$58,777	$45,136

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune Media Company (“Tribune”) to acquire the latter’s outstanding equity and to settle the outstanding equity-based awards for $46.50 per share in a cash transaction. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to (i) FCC approval, (ii) other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino (“HSR”) waiting period) and (iii) satisfaction of other customary closing conditions. On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions. See Note 3 for additional information on the merger agreement and Note 7 for information with respect to the Company’s other debt transactions during the three months ended March 31, 2019.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2019 with its consolidated VIEs:

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

Nexstar had a variable interest in HITV License Subsidiary, Inc., the owner of station KHII, upon execution of a TBA effective November 1, 2018 and a purchase agreement to acquire certain assets of the station. On December 17, 2018, the FCC approved Nexstar’s acquisition of the station. Nexstar evaluated its business arrangement with KHII and determined that it was the primary beneficiary of the variable interest because it had the ultimate power to direct the activities that most significantly impact the economic performance of the station including developing the annual operating budget, selling advertising, and oversight and control of sales management personnel. Thus, Nexstar consolidated KHII as of December 17, 2018 under authoritative guidance related to the consolidation of VIEs. The assets that were consolidated into Nexstar included the license assets and network affiliation agreement of KHII but were attributed to the owner of the station at the time (noncontrolling interest). On January 28, 2019, Nexstar paid the former owner the remaining purchase price, acquired the noncontrolling interest in full and completed the acquisition. As of this date, KHII is no longer a VIE. See Note 3 for additional information.

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$14,389	$19,060
Accounts receivable, net	25,991	22,725
Prepaid expenses and other current assets	2,523	4,423
Total current assets	42,903	46,208
Property and equipment, net	35,104	30,861
Goodwill	154,787	154,787
FCC licenses	151,808	157,658
Other intangible assets, net	86,791	89,225
Other noncurrent assets, net	21,141	8,073
Total assets	$492,534	$486,812

Current liabilities:
Current portion of debt	$54,039	$54,616
Interest payable	1,206	345
Other current liabilities	21,206	17,594
Total current liabilities	76,451	72,555
Debt	243,083	243,717
Other noncurrent liabilities	37,571	27,542
Total liabilities	$357,105	$343,814

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

Leases

As discussed in Recent Accounting Pronouncements below, the Company adopted the FASB issued ASU No. 2016-02, Leases (Topic 842) and all related amendments. ASC 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from operating leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted this standard effective January 1, 2019 using the optional transition method. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. Financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for lease contracts prior to the adoption of ASC 842.

The Company has elected the ‘package of practical expedients’ permitted under the transition guidance within ASC 842, which permits the Company to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. In addition, the Company is not required to reassess initial direct costs for any existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize ROU assets or lease liabilities. The vast majority of the Company’s television station leases are comprised of fixed lease payments, with a small percentage of television station lease payments that are tied to a rate or index which may be subject to variability. For these leases, the calculation of the present value of future minimum lease payments is the base rate as of the later of (i) when the television station was acquired by the Company, or (ii) the commencement date of the lease agreement. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). These are not significant and the Company historically excluded these executory costs from its future minimum lease payments under its historical policy prior to the adoption of ASC 842. As such, the executory costs were excluded from the calculation of ROU assets and lease liabilities associated with operating leases upon transition. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date.

The Company recognized operating lease ROU assets on its Condensed Consolidated Balance Sheet as of January 1, 2019 of $112.8 million, inclusive of the present value of remaining future operating lease payments of $98.9 million and reclassifications of certain operating lease related assets and liabilities under the Company’s historical accounting policy prior to the adoption of ASC 842 such as favorable (unfavorable) lease intangible assets, deferred rent, short-term and long-term prepaid expenses and other accruals. These are summarized in the table below (in thousands). The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019.

		ASC 842 Adoption Adjustments
		Present Value of Remaining Operating Lease	Reclassifications of Operating Lease Related Balance Sheet Items to Operating Lease ROU Assets
Impact on Consolidated Balance Sheets	December 31, 2018	Payments as of January 1, 2019	Net Favorable Leases	Deferred Rent	Other	Total Adjustments	January 1, 2019
Prepaid expenses and other current assets	$22,673	$-	$-	$-	$(270)	$(270)	$22,403
Other intangible assets, net	1,491,923	-	(24,181)	-	-	(24,181)	1,467,742
Other noncurrent assets, net	125,272	98,887	24,181	(9,748)	(720)	112,600	237,872
Total assets	7,062,030	98,887	-	(9,748)	(990)	88,149	7,150,179
Other current liabilities	12,352	17,367	-	(1,643)	(431)	15,293	27,645
Other noncurrent liabilities	270,084	81,520	-	(8,105)	(559)	72,856	342,940
Total liabilities	5,193,046	98,887	-	(9,748)	(990)	88,149	5,281,195

After transition to ASC 842, the Company determines if an arrangement is a lease at inception. The ROU assets arising from operating leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities that are recognized after the adoption of ASC 842 are based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and executory costs (not significant). The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its ROU asset and lease liability) unless there is an economic, financial or business reason to do so. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

In rare circumstances, the Company may enter into finance leases for specific equipment or real estate used in its operations, in which the lease term is for the major part of the remaining economic life of the underlying asset or the present value of the lease payments equals or exceeds substantially all of the estimated fair value of the underlying asset. The Company records its finance leases within property, plant and equipment, other current liabilities and other noncurrent liabilities on the accompanying Condensed Consolidated Balance Sheets.

See Note 8 for additional disclosures on leases as of and for the three months ended March 31, 2019.

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

	Three Months Ended
	March 31,
	2019	2018
Weighted average shares outstanding - basic	45,785	46,075
Dilutive effect of equity incentive plan instruments	1,999	1,610
Weighted average shares outstanding - diluted	47,784	47,685

Stock options and restricted stock units to acquire a weighted average of 30,000 shares and 76,000 shares for the three months ended March 31, 2019 and 2018, respectively, of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted this standard and all related amendments effective January 1, 2019 using the optional transition method. The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets but did not impact its operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019. See Leases above for the Company’s updated accounting policy and Note 8 for expanded disclosures.

New Accounting Standards Not Yet Adopted

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) (“ASU 2018-14”). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The amendments in ASU 2018-14 are effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The updated standard should be applied on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2018-14 on its Condensed Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The amendments in ASU 2018-17 for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. The amendments in ASU 2018-17 are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-17 on its Consolidated Financial Statements.

3.  Acquisitions and Dispositions

Merger Agreement with Tribune

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Transaction costs relating to this proposed acquisition, including legal and professional fees of $4.1 million, were expensed as incurred during the three months ended March 31, 2019. No costs were incurred during the three months ended March 31, 2018.

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

The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to (i) FCC approval, (ii) other regulatory approvals (including expiration of the applicable HSR waiting period) and (iii) satisfaction of other customary closing conditions. The merger does not require approval of our stockholders and is not subject to any financing contingency. On November 30, 2018, we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

Tribune is a diversified media and entertainment business, comprised of 41 owned and operated local television stations and one AM radio station. Nexstar and Tribune plan to divest certain of their stations in connection with the proposed merger in order to comply with FCC media ownership rules.

In connection with obtaining the HSR approval and the FCC approval, Nexstar agreed to divest one or more television stations in certain DMAs.

On March 20, 2019, Nexstar entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA Inc. (“TEGNA”) will acquire eleven stations in eight markets and The E.W. Scripps Company (“Scripps”) will acquire eight stations in seven markets.

Under the terms of the asset purchase agreement with TEGNA, TEGNA will acquire substantially all of the assets of television broadcast stations (i) WTIC and WCCT in Hartford-New Haven, CT; (ii) WPMT in Harrisburg-Lancaster-Lebanon-York, PA; (iii) WATN and WLMT in Memphis, TN; (iv) WNEP in Wilkes Barre-Scranton, PA; (v) WOI and KCWI in Des Moines-Ames, IA; (vi) WZDX in Huntsville-Decatur (Florence), AL; (vii) WQAD in Davenport, IA-Rock Island-Moline, IL; and (viii) KFSM in Ft. Smith-Fayetteville-Springdale-Rogers, AR for cash consideration of $740 million (subject to customary purchase price adjustments).

Under the terms of the asset purchase agreement with Scripps, Scripps will acquire substantially all of the assets of television broadcast stations (i) KASW in Phoenix (Prescott), AZ; (ii) WPIX in New York, NY, (iii) WSFL-TV in Miami-Ft. Lauderdale, FL, (iv) KSTU in Salt Lake City, UT, (v) WTKR and WGNT in Norfolk-Portsmouth-Newport News, VA, (vi) WXMI in Grand Rapids-Kalamazoo-Battle Creek, MI and (vii) WTVR-TV in Richmond-Petersburg, VA for cash consideration of $580 million (subject to customary purchase price adjustments). WPIX, WSFL and KASW are being divested in order to bring Nexstar into compliance with the FCC’s national ownership cap.

On April 8, 2019, Nexstar entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcast company managed by DuJuan McCoy, two stations in Indianapolis, IN -- WISH, the CW affiliate, and WNDY, the MyNetwork TV affiliate -- for $42.5 million in cash.

The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the Tribune Merger Agreement, (ii) the receipt of approval from the FCC and the expiration or termination of any waiting period applicable to such transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of certain legal impediments to the consummation of such transaction.

The consummation of each divestiture transaction is expected to occur simultaneously with the closing of the Nexstar/Tribune merger.

KHII

KHII operated under a TBA with Nexstar that began on November 1, 2018. On December 17, 2018, Nexstar became the primary beneficiary of its variable interest in KHII and its satellite stations and consolidated the assets that Nexstar agreed to acquire as of this date, all of which were attributed to noncontrolling interest.

On January 28, 2019, Nexstar completed its acquisition of KHII and paid the remaining purchase price of $6.4 million, funded by cash on hand. Accordingly, this final payment and the previous deposit of $0.1 million were utilized by Nexstar to acquire in full the noncontrolling interest at KHII of $6.5 million. As of January 28, 2019, the TBA was terminated and KHII is no longer a VIE.

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2019			December 31, 2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,977,825	$(604,193)	$1,373,632	$1,977,825	$(575,860)	$1,401,965
Other definite-lived intangible assets	1-20	221,581	(163,184)	58,397	246,137	(156,179)	89,958
Other intangible assets		$2,199,406	$(767,377)	$1,432,029	$2,223,962	$(732,039)	$1,491,923

The following table presents the Company’s estimate of amortization expense for the remainder of 2019, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2019 (in thousands):

Remainder of 2019	$106,823
2020	131,361
2021	115,913
2022	113,645
2023	112,348
2024	111,837
Thereafter	740,102
$1,432,029

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$2,257,774	$(89,820)	$2,167,954	$1,825,678	$(47,410)	$1,778,268
Balances as of March 31, 2019	$2,257,774	$(89,820)	$2,167,954	$1,825,678	$(47,410)	$1,778,268

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2019, the Company did not identify any events that would trigger impairment assessment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Compensation and related taxes	$47,935	$44,269
Network affiliation fees	19,189	21,916
Capital expenditures	26,135	18,273
Other	65,722	59,392
	$158,981	$143,850

6.  Retirement and Postretirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees. Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. The Company also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Nexstar recognizes the underfunded status of these plan liabilities on its Condensed Consolidated Balance Sheets. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

The following table provides the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,875	$200	$3,350	$150
Expected return on plan assets	(5,475)	-	(6,450)	-
Net periodic benefit (income) cost	$(1,600)	$200	$(3,100)	$150

The Company has no required contributions to its qualified retirement plan in 2019. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $6.0 million in 2019.

7.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term loans, net of financing costs and discount of $34,287 and $37,679, respectively	$2,319,077	$2,407,490
Revolving loans	5,628	5,628
6.125% Senior unsecured notes due 2022, net of financing costs of $1,442 and $1,556, respectively	273,558	273,444
5.875% Senior unsecured notes due 2022, plus premium of $5,784 and $6,233, respectively	405,784	406,233
5.625% Senior unsecured notes due 2024, net of financing costs of $11,343 and $11,792, respectively	888,657	888,208
	3,892,704	3,981,003
Less: current portion	(95,516)	(96,093)
	$3,797,188	$3,884,910

2019 Transactions

During the three months ended March 31, 2019, Nexstar prepaid a total of $80.0 million in principal balance under its term loans, funded by cash on hand. This resulted in a loss on extinguishment of debt of $1.7 million, representing write-offs of unamortized debt financing costs and discounts.

During the three months ended March 31, 2019, the Company also repaid scheduled maturities of $11.8 million of its term loans.

On April 29, 2019, Nexstar prepaid $30.0  million of the outstanding principal balance under its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $166.4 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2019, the Company was in compliance with its financial covenants.

On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate its proposed merger with Tribune and the refinancing of certain of the existing indebtedness of Tribune and related transactions. The merger has been approved by the boards of directors of both companies and is projected to close in the third quarter of 2019, subject to FCC approval, other regulatory approvals and satisfaction of other customary closing conditions. See Note 3 for additional information.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission, a consolidated VIE, and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.125% senior secured notes due 2022 (the “6.125% Notes”) and the 5.625% Notes due 2024 but does not guarantee Nexstar’s 5.875% Senior Notes due 2022 (the “5.875% Notes”). Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2019, the Company was in compliance with its financial covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,319,077	$2,313,395	$2,407,490	$2,389,439
Revolving loans(1)	5,628	5,603	5,628	5,528
6.125% Senior unsecured notes(2)	273,558	279,125	273,444	275,688
5.875% Senior unsecured notes(2)	405,784	410,000	406,233	397,000
5.625% Senior unsecured notes(2)	888,657	913,500	888,208	837,000

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

8.  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one year to 95 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2019 were not material and are excluded.

(In thousands)	Balance Sheet Classification	March 31, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$108,668
Current lease liabilities	Other current liabilities	$17,022
Noncurrent lease liabilities	Other noncurrent liabilities	$77,368

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $2,075	Property, plant and equipment, net	$8,914
Current lease liabilities	Other current liabilities	$837
Noncurrent lease liabilities	Other noncurrent liabilities	$15,866

Operating lease expense for the three months ended March 31, 2019 was $5.5 million, inclusive of immaterial short-term and variable lease costs. During the three months ended March 31, 2019, $3.1 million of operating lease cost is included in Direct operating expenses, excluding depreciation and amortization and $2.4 million of operating lease cost is included in Selling, general and administrative expenses, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The depreciation expense and interest expense associated with finance leases during the three months ended March 31, 2019 were not material.

Other information related to leases as of March 31, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,714
Operating cash flows from finance leases	240
Financing cash flows from finance leases	200
Weighted Average Remaining Lease Term
Operating leases	7.2 years
Finance leases	12.3 years
Weighted Average Discount Rate
Operating leases	5.2%
Finance leases	5.7%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2019	$16,227	$1,325
2020	19,629	1,795
2021	16,606	1,843
2022	13,653	1,803
2023	11,182	1,818
Thereafter	37,685	15,202
Total future minimum lease payments	114,982	23,786
Less imputed interest	(20,592)	(7,083)
Total	$94,390	$16,703

The Company as a Lessor

The Company has various arrangements for which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

9.  Common Stock

On April 26, 2018, Nexstar’s Board of Directors approved an additional $200 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. As of March 31, 2019, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 additional authorization and the remaining balance under the prior authorization. There were no share repurchases of Nexstar’s Class A common stock during the three months ended March 31, 2019.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During the three months ended March 31, 2019 and 2018, Nexstar declared and paid dividends of $20.6 million ($0.45 per share) and $17.3 million ($0.375 per share), respectively.

10.  Stock-Based Compensation Plans

During the three months ended March 31, 2019, Nexstar granted 340,500 time-based restricted stock units and 113,334 performance-based restricted stock units to employees and non-employee directors with an estimated fair value of $33.0 million and $9.6 million, respectively. During the three months ended March 31, 2018, Nexstar granted 285,000 time-based restricted stock units and 142,500 performance-based restricted stock units to employees and non-employee directors with an estimated fair value of $19.0 million and $9.6 million, respectively. The time-based restricted stock units vest over a range of three to four years from the date of the award. The performance-based restricted stock units vest over a range of three to four years from the date of the award, subject to the achievement of pre-established Company performance metrics.

11.  Income Taxes

Income tax expense was $16.4 million for the three months ended March 31, 2019 compared to $17.5 million for the same period in 2018. The effective tax rates were 22.4% and 27.0% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily due to a $3.5 million increase in the deduction for excess tax benefits related to stock-based compensation, resulting in a decrease in the effective tax rate of 4.7%.

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

The 2016 Ownership Order reinstated a previously adopted rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA. Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness. The Reconsideration Order remains subject to appeals before that court.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking. Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review are due in the second quarter of 2019.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis. Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on June 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Nexstar is in compliance with the 39% national cap limitation.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Over the next several years, television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017 and the associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air is not expected to have a significant impact on the Company’s future financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. The remaining two stations will move to VHF channels and must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their newly assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. During the three months ended March 31, 2019 and 2018, the Company spent a total of $14.7 million and $5.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019 and 2018, the Company received $14.2 million and $1.4 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

Exclusivity/Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking which among other things asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals or the impact of these proposals if they are adopted.

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

Further, online video distributors (“OVDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

13.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of March 31, 2019, Mission had a maximum commitment of $227.2 million under its senior secured credit facility, of which $224.2 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $50.5 million and Shield had also used all of its commitment and had outstanding obligations of $22.4 million. Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, Marshall’s outstanding debt is due December 2019 and Shield’s outstanding debt is due October 2023. Marshall’s debt is included in the current liabilities in the accompanying Condensed Consolidated Balance Sheets. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018. The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar has agreed not to exchange certain non-public information with other stations operating in the same DMA and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

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

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”). On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel. The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants’ Motion to Dismiss must be filed by June 5, 2019. Nexstar denies the allegations against it and will defend its advertising practices as necessary.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended March 31, 2019	Broadcast	Other	Consolidated
Net revenue	$599,183	$27,464	$626,647
Depreciation	23,627	3,810	27,437
Amortization of intangible assets	30,845	5,893	36,738
Income (loss) from operations	168,500	(41,426)	127,074

Three Months Ended March 31, 2018	Broadcast	Other	Consolidated
Net revenue	$576,985	$38,351	$615,336
Depreciation	21,400	4,414	25,814
Amortization of intangible assets	32,053	4,249	36,302
Income (loss) from operations	152,567	(34,951)	117,616

As of March 31, 2019	Broadcast	Other	Consolidated
Goodwill	$2,125,479	$42,475	$2,167,954
Assets	6,681,378	415,808	7,097,186

As of December 31, 2018	Broadcast	Other	Consolidated
Goodwill	$2,125,479	$42,475	$2,167,954
Assets	6,622,604	439,426	7,062,030

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended March 31, 2019	Broadcast	Other	Consolidated
Local	$188,166	$-	$188,166
National	63,678	-	63,678
Political	1,307	-	1,307
Retransmission compensation	313,974	-	313,974
Digital	25,386	27,449	52,835
Other	3,849	15	3,864
Trade revenue	2,823	-	2,823
Total revenue	$599,183	$27,464	$626,647

Three Months Ended March 31, 2018	Broadcast	Other	Consolidated
Local	$193,268	$-	$193,268
National	67,045	-	67,045
Political	9,266	-	9,266
Retransmission compensation	275,941	-	275,941
Digital	24,468	38,336	62,804
Other	4,154	15	4,169
Trade revenue	2,843	-	2,843
Total revenue	$576,985	$38,351	$615,336

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

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

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

As discussed in Note 2, the Company adopted ASU No. 2016-02 Leases (Topic 842) and all related amendments using the optional transition method. As a result, financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for lease contracts prior to the adoption of ASC 842. The standard had a material impact on our Condensed Consolidated Balance Sheets but did not have an impact on our Condensed Consolidated Income Statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$89,909	$5,583	$33,099	$-	$128,591
Accounts receivable	-	471,876	15,448	53,201	-	540,525
Amounts due from consolidated entities	-	90,173	77,158	-	(167,331)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	18,830	721	2,850	-	22,401
Total current assets	-	722,790	98,910	89,150	(167,331)	743,519
Investments in subsidiaries	1,180,364	108,884	-	-	(1,289,248)	-
Amounts due from consolidated entities	761,209	-	-	-	(761,209)	-
Property and equipment, net	-	702,372	20,700	16,979	(70)	739,981
Goodwill	-	1,970,692	33,187	164,075	-	2,167,954
FCC licenses	-	1,626,460	43,102	108,706	-	1,778,268
Other intangible assets, net	-	1,312,565	13,193	106,271	-	1,432,029
Other noncurrent assets	-	206,551	11,343	17,541	-	235,435
Total assets	$1,941,573	$6,650,314	$220,435	$502,722	$(2,217,858)	$7,097,186
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$51,754	$-	$95,516
Accounts payable	-	58,018	1,392	12,875	-	72,285
Amounts due to consolidated entities	-	-	-	167,332	(167,332)	-
Liability to surrender spectrum asset	-	52,002	-	-	-	52,002
Other current liabilities	524	174,079	6,834	28,698	-	210,135
Total current liabilities	524	325,576	10,511	260,659	(167,332)	429,938
Debt	-	3,554,105	221,956	21,127	-	3,797,188
Amounts due to consolidated entities	-	536,797	-	224,621	(761,418)	-
Deferred tax liabilities	62	628,780	-	8,184	-	637,026
Other noncurrent liabilities	-	303,384	11,563	19,077	-	334,024
Total liabilities	586	5,348,642	244,030	533,668	(928,750)	5,198,176
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,940,987	1,301,672	(23,595)	(42,651)	(1,289,108)	1,887,305
Noncontrolling interests in consolidated variable interest entities	-	-	-	11,705	-	11,705
Total liabilities and stockholders' equity (deficit)	$1,941,573	$6,650,314	$220,435	$502,722	$(2,217,858)	$7,097,186

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$105,665	$10,798	$28,652	$-	$145,115
Accounts receivable	-	466,270	12,857	68,158	-	547,285
Amounts due from consolidated entities	-	88,987	77,521	-	(166,508)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	17,420	1,655	3,598	-	22,673
Total current assets	-	730,344	102,831	100,408	(166,508)	767,075
Investments in subsidiaries	1,119,605	108,884	-	-	(1,228,489)	-
Amounts due from consolidated entities	782,365	-	-	-	(782,365)	-
Property and equipment, net	-	696,910	19,867	14,833	(72)	731,538
Goodwill	-	1,970,692	33,187	164,075	-	2,167,954
FCC licenses	-	1,620,610	43,102	114,556	-	1,778,268
Other intangible assets, net	-	1,365,159	13,712	113,052	-	1,491,923
Other noncurrent assets	-	116,660	4,421	4,191	-	125,272
Total assets	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$52,331	$-	$96,093
Accounts payable	-	47,574	2,357	17,897	-	67,828
Liability to surrender spectrum asset	-	52,002	-	-	-	52,002
Amounts due to consolidated entities	-	-	-	166,508	(166,508)	-
Other current liabilities	299	155,023	4,441	28,486	-	188,249
Total current liabilities	299	296,076	9,083	265,222	(166,508)	404,172
Debt	-	3,641,193	222,354	21,363	-	3,884,910
Amounts due to consolidated entities		559,057	-	223,519	(782,576)	-
Deferred tax liabilities	62	624,869	-	8,949	-	633,880
Other noncurrent liabilities	-	255,228	6,820	8,036	-	270,084
Total liabilities	361	5,376,423	238,257	527,089	(949,084)	5,193,046
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,901,609	1,232,836	(21,137)	(32,184)	(1,228,350)	1,852,774
Noncontrolling interests in consolidated variable interest entities	-	-	-	16,210	-	16,210
Total liabilities and stockholders' equity (deficit)	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$567,780	$19,407	$39,460	$-	$626,647
Revenue between consolidated entities	8,418	22,233	7,762	17,717	(56,130)	-
Net revenue	8,418	590,013	27,169	57,177	(56,130)	626,647
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	240,195	12,036	42,499	(1,867)	292,863
Selling, general, and administrative expenses, excluding depreciation and amortization	9,748	137,269	991	10,027	(15,675)	142,360
Local service agreement fees between consolidated entities	-	16,354	14,575	7,659	(38,588)	-
Amortization of broadcast rights	-	13,351	383	628	-	14,362
Amortization of intangible assets	-	28,663	519	7,556	-	36,738
Depreciation	-	25,227	608	1,602	-	27,437
Reimbursement from the FCC related to station repack	-	(9,685)	(1,536)	(2,966)	-	(14,187)
Total operating expenses	9,748	451,374	27,576	67,005	(56,130)	499,573
(Loss) income from operations	(1,330)	138,639	(407)	(9,828)	-	127,074
Interest expense, net	-	(49,208)	(2,886)	(863)	-	(52,957)
Loss on extinguishment of debt	-	(1,698)	-	-	-	(1,698)
Pension and other postretirement plans credit, net	-	1,400	-	-	-	1,400
Other expenses	-	(475)	-	(16)	-	(491)
Equity in income of subsidiaries	60,758	-	-	-	(60,758)	-
Income (loss) before income taxes	59,428	88,658	(3,293)	(10,707)	(60,758)	73,328
Income tax benefit (expense)	312	(19,822)	835	2,234	-	(16,441)
Net income (loss)	59,740	68,836	(2,458)	(8,473)	(60,758)	56,887
Net income attributable to noncontrolling interests	-	-	-	(1,995)	-	(1,995)
Net income (loss) attributable to Nexstar	$59,740	$68,836	$(2,458)	$(10,468)	$(60,758)	$54,892

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue	$-	$549,681	$16,102	$49,498	$-	$615,281
Revenue between consolidated entities	-	20,256	8,483	16,705	(45,389)	55
Net revenue	-	569,937	24,585	66,203	(45,389)	615,336
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	-	221,179	10,147	48,991	(1,354)	278,963
Selling, general, and administrative expenses, excluding depreciation and amortization	-	136,185	1,216	11,306	(6,802)	141,905
Local service agreement fees between consolidated entities	-	16,976	13,250	7,007	(37,233)	-
Amortization of broadcast rights	-	14,995	412	693	-	16,100
Amortization of intangible assets	-	29,845	544	5,913	-	36,302
Depreciation	-	23,461	517	1,836	-	25,814
Reimbursement from the FCC related to station repack	-	(1,364)	-	-	-	(1,364)
Total operating expenses	-	441,277	26,086	75,746	(45,389)	497,720
Income (loss) from operations	-	128,660	(1,501)	(9,543)	-	117,616
Interest expense, net	-	(51,034)	(2,611)	(944)	-	(54,589)
Loss on extinguishment of debt	-	(1,005)	-	-	-	(1,005)
Pension and other postretirement plans credit, net	-	2,950	-	-	-	2,950
Other (expense) income	-	(129)	-	2	-	(127)
Equity in income of subsidiaries	52,032	-	-	-	(52,032)	-
Income (loss) before income taxes	52,032	79,442	(4,112)	(10,485)	(52,032)	64,845
Income tax (expense) benefit	-	(20,450)	981	1,965	-	(17,504)
Net income (loss)	52,032	58,992	(3,131)	(8,520)	(52,032)	47,341
Net loss attributable to noncontrolling interests	-	-	-	781	-	781
Net income (loss) attributable to Nexstar	$52,032	$58,992	$(3,131)	$(7,739)	$(52,032)	$48,122

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$124,410	$(5,289)	$5,468	$-	$124,589

Cash flows from investing activities:
Purchases of property and equipment	-	(24,586)	(891)	(3,102)	-	(28,579)
Spectrum repack reimbursements	-	9,685	1,536	2,966	-	14,187
Other investing activities	-	639	-	-	-	639
Net cash used in investing activities	-	(14,262)	645	(136)	-	(13,753)

Cash flows from financing activities:
Repayments of long-term debt	-	(90,370)	(571)	(864)	-	(91,805)
Common stock dividends paid	(20,581)	-	-	-	-	(20,581)
Inter-company payments	28,430	(28,430)	-	-	-	-
Purchase of noncontrolling interest from a consolidated variable interest entity	-	(6,393)	-	-	-	(6,393)
Other financing activities	(7,849)	(711)	-	(21)	-	(8,581)
Net cash used in financing activities	-	(125,904)	(571)	(885)	-	(127,360)
Net increase in cash, cash equivalents and restricted cash	-	(15,756)	(5,215)	4,447	-	(16,524)
Cash, cash equivalents and restricted cash at beginning of period	-	105,665	10,798	28,652	-	145,115
Cash, cash equivalents and restricted cash at end of period	$-	$89,909	$5,583	$33,099	$-	$128,591

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$171,164	$(4,060)	$12,261	$-	$179,365

Cash flows from investing activities:
Purchases of property and equipment	-	(18,266)	(830)	(1,996)	-	(21,092)
Deposits and payments for acquisitions	-	(82,790)	-	-	-	(82,790)
Other investing activities	-	2,847	-	-	-	2,847
Net cash used in investing activities	-	(98,209)	(830)	(1,996)	-	(101,035)

Cash flows from financing activities:
Proceeds from long-term debt	-	44,000	-	-	-	44,000
Repayments of long-term debt	-	(73,061)	(578)	(940)	-	(74,579)
Common stock dividends paid	(17,288)	-	-	-	-	(17,288)
Purchase of treasury stock	(33,820)	-	-	-	-	(33,820)
Inter-company payments	53,773	(53,773)	-	-	-	-
Other financing activities	(2,665)	(735)	-	226	-	(3,174)
Net cash provided by (used in) financing activities	-	(83,569)	(578)	(714)	-	(84,861)
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(10,614)	(5,468)	9,551	-	(6,531)
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$80,246	$4,056	$24,819	$-	$109,121

16.  Subsequent Events

On April 25, 2019, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.45 per share of its Class A common stock. The dividend is payable on May 24, 2019 to stockholders of record on May 10, 2019.

On April 29, 2019, Nexstar prepaid $30.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Executive Summary

2019 Highlights

•

During the first quarter of 2019, net revenue increased by $11.3 million, or 1.8% compared to the same period in 2018, primarily due to an increase in retransmission compensation of $38.0 million. This increase was partially offset by a decrease in television advertising revenue of $16.4 million, primarily due to 2019 not being an election or Olympic year, and a decrease in digital revenue of $10.0 million.

•	During the first quarter of 2019, our Board of Directors declared cash dividends of $0.45 per share of our outstanding Class A common stock, or total dividend payments of $20.6 million.

Merger Agreement with Tribune

On November 30, 2018, we entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. The estimated total purchase price is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Tribune currently owns, operates or provides services to 41 television stations and one AM radio station. We and Tribune plan to divest certain of our stations in connection with the proposed merger in order to comply with Federal Communications Commission (“FCC”) media ownership rules.

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

The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to (i) FCC approval, (ii) other regulatory approvals (including expiration of the applicable Hart-Scott-Rodino “HSR” waiting period) and (iii) satisfaction of other customary closing conditions. The merger does not require approval of our stockholders and is not subject to any financing contingency. On November 30, 2018, we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

In connection with obtaining the HSR approval and the FCC approval, we agreed to divest one or more television stations in certain DMAs.

On March 20, 2019, we entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA Inc. will acquire eleven stations in eight markets and The E.W. Scripps Company will acquire eight stations in seven markets.

Under the terms of the asset purchase agreement with TEGNA, TEGNA will acquire substantially all of the assets of television broadcast stations (i) WTIC and WCCT in Hartford-New Haven, CT; (ii) WPMT in Harrisburg-Lancaster-Lebanon-York, PA; (iii) WATN and WLMT in Memphis, TN; (iv) WNEP in Wilkes Barre-Scranton, PA; (v) WOI and KCWI in Des Moines-Ames, IA; (vi) WZDX in Huntsville-Decatur (Florence), AL; (vii) WQAD in Davenport, IA-Rock Island-Moline, IL; and (viii) KFSM in Ft. Smith-Fayetteville-Springdale-Rogers, AR for cash consideration of $740 million (subject to customary purchase price adjustments).

Under the terms of the asset purchase agreement with Scripps, Scripps will acquire substantially all of the assets of television broadcast stations (i) KASW in Phoenix (Prescott), AZ; (ii) WPIX in New York, NY, (iii) WSFL-TV in Miami-Ft. Lauderdale, FL, (iv) KSTU in Salt Lake City, UT, (v) WTKR and WGNT in Norfolk-Portsmouth-Newport News, VA, (vi) WXMI in Grand Rapids-Kalamazoo-Battle Creek, MI and (vii) WTVR-TV in Richmond-Petersburg, VA for cash consideration of $580 million (subject to customary purchase price adjustments).

On April 8, 2019, we entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcastcompany managed by DuJuan McCoy, two stations in Indianapolis, IN -- WISH, the CW affiliate, and WNDY, the MyNetwork TV affiliate -- for $42.5 million in cash.

The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the merger agreement, (ii) the receipt of approval from the FCC and the expiration or termination of any waiting period applicable to such transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of certain legal impediments to the consummation of such transaction.

The consummation of each divestiture transaction is expected to occur simultaneously with the closing of the Nexstar/ Tribune merger.

Debt Transactions

•	During the three months ended March 31, 2019, we prepaid a total of $80.0 million in principal balance under our Term Loan B, funded by cash on hand.

•	During the three months ended March 31, 2019, the Company repaid scheduled maturities of $11.8 million under its term loans.

•	On April 29, 2019, we prepaid $30.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

Overview of Operations
As of March 31, 2019, we owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties (VIEs). See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall, which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations. Refer to Note 2 – Variable Interest Entities to our Condensed Consolidated Financial Statements in Part IV, Item 5(a) of this Annual Report on Form 10-K for additional information with respect to consolidated VIEs.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of pending court appeals. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that now share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. The two stations moving to VHF channels must vacate their current channels by September 2019 and May 2020, respectively.

61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended March 31, 2019 and 2018, the Company spent a total of $14.7 million and $5.4 million, respectively, in capital expenditures related to station repack. During the three months ended March 31, 2019 and 2018, the Company received $14.2 million and $1.4 million, respectively, in reimbursements from the FCC related to these expenditures. As of March 31, 2019, approximately $171.4 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and when advertising airs during the Olympic Games. As 2019 is neither an election year nor an Olympic year, we expect a decrease in advertising revenues to be reported in 2019 compared to 2018.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue (other than trade) as a percentage of total net revenue:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Local	$188,166	30.0	$193,268	31.4
National	63,678	10.2	67,045	10.9
Political	1,307	0.2	9,266	1.5
Retransmission compensation	313,974	50.1	275,941	44.8
Digital	52,835	8.4	62,804	10.2
Other	3,864	0.6	4,169	0.7
Trade revenue	2,823	0.5	2,843	0.5
Total net revenue	$626,647	100.0	$615,336	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Net revenue	$626,647	100.0	$615,336	100.0
Operating expenses (income):
Corporate expenses	30,765	4.9	26,343	4.3
Direct operating expenses, net of trade	289,432	46.2	275,479	44.8
Selling, general and administrative expenses, excluding corporate	111,595	17.8	115,562	18.8
Depreciation	27,437	4.4	25,814	4.2
Amortization of intangible assets	36,738	5.9	36,302	5.9
Amortization of broadcast rights	14,362	2.3	16,100	2.5
Trade expense	3,431	0.5	3,484	0.6
Reimbursement from the FCC related to station repack	(14,187)	(2.3)	(1,364)	(0.2)
Total operating expenses	499,573		497,720
Income from operations	$127,074		$117,616

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $188.2 million for the three months ended March 31, 2019, compared to $193.3 million for the same period in 2018, a decrease of $5.1 million, or 2.6%. National advertising revenue was $63.7 million for the three months ended March 31, 2019, compared to $67.0 million for the same period in 2018, a decrease of $3.3 million, or 5.0%. Our legacy stations’ local and national advertising revenue decreased by $9.6 million, which includes the impact of prior year revenue from the Olympics on our NBC legacy affiliate stations. This was partially offset by incremental revenue from our stations acquired in 2018 of $1.2 million. Our largest advertiser category, automobile, represented approximately 22% and 23% of our local and national advertising revenue for the three months ended March 31, 2019 and 2018, respectively. Overall, including the past results of our stations acquired in 2018, automobile revenues decreased by 8.9% during the quarter. The other categories representing our top five were furniture, medical/healthcare, and fast food/restaurants, which decreased in 2019, and attorneys, which stayed consistent in 2019.

Political advertising revenue was $1.3 million for the three months ended March 31, 2019, compared to $9.3 million for the same period in 2018, a decrease of $8.0 million, as 2019 is not an election year.

Retransmission compensation was $314.0 million for the three months ended March 31, 2019, compared to $275.9 million for the same period in 2018, an increase of $38.0 million, or 13.8%. Our legacy stations’ revenue increased by $34.4 million, primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and contributions from distribution agreements with OVDs. Additionally, our stations acquired in 2018 increased our revenue by $3.6 million. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $52.8 million for the three months ended March 31, 2019, compared to $62.8 million for the same period in 2018, a decrease of $10.0 million, or 15.9%, primarily due to marketplace changes which affected select demand-side platform customer buying with local customer buying trends remaining on track.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $30.8 million for the three months ended March 31, 2019, compared to $26.3 million for the same period in 2018, an increase of $4.5 million, or 16.8%. This was primarily attributable to a $4.3 million increase in legal fees associated with our proposed acquisition of Tribune and an increase in stock-based compensation related to new equity incentive awards of $1.7 million. These increases were partially offset by decreases in payroll expense of $0.6 million.

Direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $401.0 million for the three months ended March 31, 2019, compared to $391.0 million for the same period in 2018, an increase of $10.0 million, or 2.6%. This was primarily due to an increase in our legacy stations’ programming costs of $22.8 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs, and incremental costs from our 2018 television station acquisitions of $1.1 million. These increases were partially offset by a decrease of $4.1 million in variable costs in our stations, largely news and sales related, and a decrease in operating expenses on a few of our digital products of $9.6 million due to marketplace changes and challenges that led to lower revenue.

Depreciation of property and equipment was $27.4 million for the three months ended March 31, 2019, compared to $25.8 million for the same period in 2018, an increase of $1.6 million, or 6.3%, primarily due to incremental depreciation from newly capitalized assets.

Amortization of intangible assets was flat at $36.7 million for the three months ended March 31, 2019, compared to $36.3 million for the same period in 2018.

Amortization of broadcast rights was $14.4 million for the three months ended March 31, 2019, compared to $16.1 million for the same period in 2018, a decrease of $1.7 million, or 10.8%, primarily attributable to renegotiation of certain film contracts which resulted in reduced distribution rates.

Interest Expense, net

Interest expense, net was $53.0 million for the three months ended March 31, 2019, compared to $54.6 million for the same period in 2018, a decrease of $1.6 million, or 3.0%, primarily due to the refinancing of certain of our senior secured credit facilities in October 2018, which reduced the applicable margin portion of the interest rates by 25 basis points, and principal prepayments of certain of our term loans in 2018 and during the first quarter of 2019. These were partially offset by the effects of an increasing trend in the London Interbank Offered Rate (“LIBOR”)

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.7 million for the three months ended March 31, 2019, compared to $1.0 million for the same period in 2018, an increase of $0.7 million, primarily due to the increase in prepayments on our term loans of $40.0 million in 2019 compared to the prior period.

Income Taxes

Income tax expense was $16.4 million for the three months ended March 31, 2019, compared to $17.5 million for the same period in 2018. The effective tax rates were 22.4% and 27.0% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily due to a $3.5 million increase in the deduction for excess tax benefits related to stock-based compensation, resulting in a decrease in the effective tax rate of 4.7%.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$124,589	$179,365
Net cash used in investing activities	(13,753)	(101,035)
Net cash used in financing activities	(127,360)	(84,861)
Net decrease in cash, cash equivalents and restricted cash	$(16,524)	$(6,531)
Cash paid for interest	$58,839	$62,322
Income taxes paid, net of refunds (income tax refund, net of taxes paid)	$1,883	$(1,225)

	As of March 31,	As of December 31,
	2019	2018
Cash and cash equivalents	$128,591	$145,115
Long-term debt, including current portion	3,892,704	3,981,003
Unused revolving loan commitments under senior secured credit facilities (1)	166,372	166,372

(1)	Based on covenant calculations as of March 31, 2019, all of the $166.4 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $54.8 million during the three months ended March 31, 2019, compared to the same period in 2018. This was primarily due to decreases in the sources of cash resulting from timing of accounts receivable collections of $38.8 million and from timing of payments to vendors of $17.0 million. Additionally, our corporate, direct operating and selling, general and administrative expenses (excluding non-cash transactions) of $13.5 million during the period exceeded the increase in our net revenue (excluding trade and barter) of $11.3 million. These transactions were partially offset by a decrease in payments for broadcast rights of $1.8 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $87.3 million during the three months ended March 31, 2019, compared to the same period in 2018. In 2018, we completed our acquisition of LKQD for a cash purchase price of $96.9 million, less $11.2 million of cash acquired and $2.9 million amount due to the former owners, accounting for a total $82.8 million decrease between the periods. Capital expenditures increased during the three months ended March 31, 2019 by $7.5 million compared to the same period in 2018, primarily due to increased spending related to station repacking costs. Other activity included increases in reimbursement from the FCC for station repack costs of $14.2 million and a decrease in proceeds from disposal of assets of $2.3 million between the two periods.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $42.5 million during the three months ended March 31, 2019, compared to the same period in 2018.

In 2019, we made payments on the outstanding principal balance of our term loans of $91.8 million, paid dividends to our common stockholders of $20.6 million ($0.45 per share each quarter), paid cash for taxes in exchange for shares of common stock withheld of $9.3 million resulting from net share settlements of certain stock-based compensation, completed our acquisition of the noncontrolling interest of KHII for a cash payment of $6.4 million, paid for capital lease and software obligations of $0.7 million and received proceeds from the exercise of stock options of $1.4 million.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of Likqid Media Inc. We also received $1.9 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $24.0 million, repayments of outstanding principal balance under the Company’s term loans of $50.6 million, purchases of treasury stock of $33.8 million, payments of dividends to our common stockholders of $17.3 million ($0.375 per share each quarter), cash payment for taxes in exchange for shares of common stock withheld of $4.5 million resulting from net share settlements of certain stock-based compensation and payments for capital lease and software obligations of $0.7 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2019, the Company had total combined debt of $3.9 billion, net of financing costs and discounts, which represented 67.3% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2019 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Nexstar senior secured credit facility	$2,057,758	$31,108	$99,546	$688,524	$1,238,580
Mission senior secured credit facility	227,956	1,713	4,571	4,571	217,101
Marshall senior secured credit facility	50,606	50,606	-	-	-
Shield senior secured credit facility	22,672	861	2,755	19,056	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$3,933,992	$84,288	$106,872	$1,387,151	$2,355,681

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

The terms of our, Mission’s, Marshall’s and Shield’s senior secured credit facilities, as well as the indentures governing our 6.125% Notes, 5.625% Notes and 5.875% Notes, limit, but do not prohibit us, Mission, Marshall, or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company had $166.4 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 26, 2018, our Board of Directors approved an additional $200 million increase in our share repurchase authorization to repurchase our Class A common stock. As of March 31, 2019, the remaining available amount under the share repurchase authorization was $201.9 million. There were no share repurchases of Nexstar’s Class A common stock during the three months ended March 31, 2019.

On November 30, 2018, we entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction that is valued at $6.4 billion, consisting of the merger cash consideration and the refinancing of Tribune's outstanding debt. The merger is not subject to any financing condition and we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions. The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to FCC approval, other regulatory approvals and satisfaction of other customary closing conditions.

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

In connection with obtaining the HSR approval and the FCC approval, we agreed to divest one or more television stations in certain DMAs. We also agreed to divest certain additional stations in order to comply with the FCC national cap.

On March 20, 2019, we entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA Inc. will acquire eleven stations in eight markets for cash consideration of $740 million (subject to customary purchase price adjustments) and The E.W. Scripps Company will acquire eight stations in seven markets for cash consideration of $580 million (subject to customary purchase price adjustments).

On April 8, 2019, we entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcast company managed by DuJuan McCoy, two stations in Indianapolis, IN -- WISH, the CW affiliate, and WNDY, the MyNetwork TV affiliate -- for $42.5 million in cash.

The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the merger agreement, (ii) the receipt of approval from the FCC and the expiration or termination of any waiting period applicable to such transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of certain legal impediments to the consummation of such transaction.

The consummation of each divestiture transaction is expected to occur simultaneously with the closing of the Nexstar and Tribune merger.

On April 25, 2019, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.45 per share of its Class A common stock. The dividend is payable on May 24, 2019 to stockholders of record on May 10, 2019.

On April 29, 2019, Nexstar prepaid $30.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2019, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall, and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 6.125% Notes, our 5.625% Notes and our 5.875% Notes for a period of at least the next 12 months from March 31, 2019.

No Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, retransmission compensation, pension and postretirement benefits, trade and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that as of March 31, 2019, there has been no material change to this information.

Leases

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2016-02, Leases (Topic 842) and all related amendments. ASC 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Company adopted this standard effective January 1, 2019 using the optional transition method. As a result, financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 842. The standard had a material impact on our Condensed Consolidated Balance Sheets but did not impact our operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for the Company’s updated accounting policy on leases.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s exposure to market risk did not change materially since December 31, 2018.

The term loan borrowings at March 31, 2019 under the Company’s senior secured credit facilities bear interest rates ranging from 3.99% to 4.74%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2019 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $23.6 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2019. An increase of 50 basis points in LIBOR would result in a $11.8 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $23.6 million and $11.8 million, respectively. Our 5.625% Notes, 6.125% Notes and 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2019, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2019, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018. The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, we have agreed not to exchange certain non-public information with other stations operating in the same DMA and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

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

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”). On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel. The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants’ Motion to Dismiss must be filed by June 5, 2019. Nexstar denies the allegations against it and will defend its advertising practices as necessary.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 26, 2019).

2.2

Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Scripps Media, Inc. and Scripps Broadcasting Holdings, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 26, 2019).

10.1

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: May 8, 2019