Form 10-Q
period 2019-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2019-08-07
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 5, 2019, the registrant had 46,109,235 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$79,924	$145,115
Accounts receivable, net of allowance for doubtful accounts of $14,079 and $13,158, respectively	542,610	547,285
Spectrum asset	118,969	52,002
Prepaid expenses and other current assets	34,445	22,673
Total current assets	775,948	767,075
Property and equipment, net	748,647	731,538
Goodwill	2,166,410	2,167,954
FCC licenses	1,778,268	1,778,268
Other intangible assets, net	1,396,858	1,491,923
Other noncurrent assets, net	165,404	125,272
Total assets(1)	$7,031,535	$7,062,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$94,940	$96,093
Accounts payable	70,392	67,828
Accrued expenses	140,993	143,850
Interest payable	34,397	32,047
Liability to surrender spectrum asset	129,964	52,002
Other current liabilities	23,361	12,352
Total current liabilities	494,047	404,172
Debt	3,689,778	3,884,910
Deferred tax liabilities	642,525	633,880
Other noncurrent liabilities	246,968	270,084
Total liabilities(1)	5,073,318	5,193,046
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2019 and December 31, 2018	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 46,103,110 shares outstanding as of June 30, 2019 and 47,291,463 shares issued, 45,626,246 shares outstanding as of December 31, 2018	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2019 and December 31, 2018	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2019 and December 31, 2018	-	-
Additional paid-in capital	1,337,057	1,351,931
Accumulated other comprehensive loss	(14,316)	(14,316)
Retained earnings	701,946	620,371
Treasury stock - at cost; 1,188,353 and 1,665,217 shares as of June 30, 2019 and December 31, 2018, respectively	(81,381)	(105,685)
Total Nexstar Media Group, Inc. stockholders' equity	1,943,779	1,852,774
Noncontrolling interests in consolidated variable interest entities	14,438	16,210
Total stockholders' equity	1,958,217	1,868,984
Total liabilities and stockholders' equity	$7,031,535	$7,062,030

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of June 30, 2019 and December 31, 2018 include certain assets held by consolidated variable interest entities of $395.2 million and $390.3 million, respectively, which are not available to be used to settle the obligations of Nexstar Media Group, Inc. The consolidated total liabilities as of June 30, 2019 and December 31, 2018 include certain liabilities of consolidated variable interest entities of $55.9 million and $45.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$649,012	$660,323	$1,275,659	$1,275,659
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	296,044	274,439	588,907	553,402
Selling, general and administrative expenses, excluding depreciation and amortization	144,058	138,903	286,418	280,808
Amortization of broadcast rights	13,935	15,913	28,297	32,013
Amortization of intangible assets	36,357	37,181	73,095	73,483
Depreciation	28,090	25,090	55,527	50,904
Reimbursement from the FCC related to station repack	(19,416)	(5,697)	(33,603)	(7,061)
Total operating expenses	499,068	485,829	998,641	983,549
Income from operations	149,944	174,494	277,018	292,110
Interest expense, net	(51,363)	(56,281)	(104,320)	(110,870)
Loss on extinguishment of debt	(2,026)	(481)	(3,724)	(1,486)
Pension and other postretirement plans credit, net	1,400	2,950	2,800	5,900
Other expenses, net	(574)	(812)	(1,065)	(939)
Income before income taxes	97,381	119,870	170,709	184,715
Income tax expense	(26,646)	(33,264)	(43,087)	(50,768)
Net income	70,735	86,606	127,622	133,947
Net (income) loss attributable to noncontrolling interests	(2,733)	1,126	(4,728)	1,907
Net income attributable to Nexstar Media Group, Inc.	$68,002	$87,732	$122,894	$135,854

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$1.48	$1.92	$2.68	$2.96
Diluted	$1.42	$1.86	$2.57	$2.87

Weighted average number of common shares outstanding:
Basic	46,090	45,631	45,938	45,852
Diluted	47,971	47,147	47,878	47,414

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2019 and 2018

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of March 31, 2019	47,291,463	$473	$1,332,612	$654,682	$(14,316)	(1,275,092)	$(86,146)	$11,705	$1,899,010
Stock-based compensation expense	-	-	9,691	-	-	-	-	-	9,691
Vesting of restricted stock units and exercise of stock options	-	-	(5,246)	-	-	86,739	4,765	-	(481)
Dividends declared on common stock ($0.45 per share)	-	-	-	(20,738)	-	-	-	-	(20,738)
Net income	-	-	-	68,002	-	-	-	2,733	70,735
Balances as of June 30, 2019	47,291,463	$473	$1,337,057	$701,946	$(14,316)	(1,188,353)	$(81,381)	$14,438	$1,958,217

Balances as of March 31, 2018	47,291,463	$473	$1,331,683	$330,357	$6,140	(1,556,977)	$(97,290)	$10,141	$1,581,504
Purchase of treasury stock	-	-	-	-	-	(250,000)	(16,704)	-	(16,704)
Stock-based compensation expense	-	-	8,195	-	-	-	-	-	8,195
Vesting of restricted stock units and exercise of stock options	-	-	(2,140)	-	-	37,549	2,148	-	8
Dividends declared on common stock ($0.375 per share)	-	-	-	(17,155)	-	-	-	-	(17,155)
Net income (loss)	-	-	-	87,732	-	-	-	(1,126)	86,606
Balances as of June 30, 2018	47,291,463	$473	$1,337,738	$400,934	$6,140	(1,769,428)	$(111,846)	$9,015	$1,642,454

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Stock-based compensation expense	-	-	17,760	-	-	-	-	-	17,760
Vesting of restricted stock units and exercise of stock options	-	-	(32,634)	-	-	476,864	24,304	-	(8,330)
Dividends declared on common stock ($0.90 per share)	-	-	-	(41,319)	-	-	-	-	(41,319)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Net income	-	-	-	122,894	-	-	-	4,728	127,622
Balances as of June 30, 2019	47,291,463	$473	$1,337,057	$701,946	$(14,316)	(1,188,353)	$(81,381)	$14,438	$1,958,217

Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	14,595	-	-	-	-	-	14,595
Vesting of restricted stock units and exercise of stock options	-	-	(19,398)	-	-	307,541	16,741	-	(2,657)
Dividends declared on common stock ($0.75 per share)	-	-	-	(34,443)	-	-	-	-	(34,443)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Net income (loss)	-	-	-	135,854	-	-	-	(1,907)	133,947
Balances as of June 30, 2018	47,291,463	$473	$1,337,738	$400,934	$6,140	(1,769,428)	$(111,846)	$9,015	$1,642,454

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$127,622	$133,947
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	4,185	6,344
Amortization of broadcast rights	28,297	32,013
Depreciation of property and equipment	55,527	50,904
Amortization of intangible assets	73,095	73,483
Gain on asset disposal, net	(156)	(391)
Amortization of debt financing costs and debt discounts	3,867	5,236
Loss on extinguishment of debt	3,724	1,486
Stock-based compensation expense	17,760	14,595
Deferred income taxes	6,063	5,472
Payments for broadcast rights	(28,300)	(32,787)
Non-cash compensation expense related to an acquisition's contingent consideration	-	1,233
Other noncash credits, net	(876)	(1,249)
Spectrum repack reimbursements	(33,603)	(7,061)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	330	56,939
Prepaid expenses and other current assets	(345)	1,504
Other noncurrent assets	(1,650)	(719)
Accounts payable, accrued expenses and other current liabilities	(3,079)	(27,683)
Taxes payable	(15,395)	12,493
Interest payable	2,350	759
Other noncurrent liabilities	(3,016)	(9,444)
Net cash provided by operating activities	236,400	317,074
Cash flows from investing activities:
Purchases of property and equipment	(71,468)	(36,390)
Payments for acquisitions, net of cash acquired	-	(85,867)
Spectrum repack reimbursements from the FCC	33,603	7,061
Proceeds from disposals of property and equipment	849	3,874
Proceeds received from settlement of corporate-owned life insurance policies	160	387
Net cash used in investing activities	(36,856)	(110,935)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	-	95,759
Repayments of long-term debt	(203,608)	(176,916)
Payments for debt financing costs	(78)	-
Contributions from a noncontrolling interest	-	226
Purchase of treasury stock	-	(50,524)
Proceeds from exercise of stock options	1,483	2,059
Common stock dividends paid	(41,319)	(34,443)
Purchase of noncontrolling interest from a consolidated variable interest entity	(6,393)	-
Cash paid for shares withheld for taxes	(9,813)	(4,716)
Payments for capital lease and capitalized software obligations	(5,007)	(5,555)
Net cash used in financing activities	(264,735)	(174,110)
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,191)	32,029
Cash, cash equivalents and restricted cash at beginning of period	145,115	115,652
Cash, cash equivalents and restricted cash at end of period	$79,924	$147,681
Supplemental information:
Interest paid	$98,103	$104,874
Income taxes paid, net of refunds	$52,419	$32,781
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$23,087	$14,376
Right-of-use assets obtained in exchange for operating lease obligations(1)	$114,203	$-
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$-	$314,086

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)   Amounts for the six months ended June 30, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of June 30, 2019, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, Nexstar provided sales, programming and other services to 36 full power television stations owned and/or operated by independent third parties.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See "Variable Interest Entities” section). Nexstar and the consolidated VIEs are collectively referred to as the “Company”. Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Media Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	June 30, 2019	December 31, 2018
Current assets	$24,375	$20,898
Property and equipment, net	16,366	10,994
Goodwill	121,600	121,600
FCC licenses	151,808	157,658
Other intangible assets, net	71,936	75,513
Other noncurrent assets, net	9,121	3,652
Total assets	$395,206	$390,315

Current liabilities	$19,206	$17,594
Noncurrent liabilities	36,741	27,542
Total liabilities	$55,947	$45,136

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune Media Company (“Tribune”) to acquire the latter’s outstanding equity and to settle the outstanding equity-based awards for $46.50 per share in a cash transaction. The estimated total purchase price is $7.165 billion, inclusive of the merger cash consideration, the refinancing of Tribune's outstanding debt and the assumption of outstanding warrants. The estimated purchase price amount does not take into account Tribune’s cash or pension liabilities to be acquired by Nexstar. The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to (i) Federal Communications Commission (the “FCC”) approval, (ii) other regulatory approvals (including expiration or termination of the waiting period applicable to the merger under the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) (the “HSR Approval”) and (iii) satisfaction of other customary closing conditions.

On March 20, 2019, Nexstar entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA Inc. (“TEGNA”) will acquire eleven stations in eight markets and The E.W. Scripps Company (“Scripps”) will acquire eight stations in seven markets. On April 8, 2019, Nexstar entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcast company majority-owned by DuJuan McCoy, two stations in the Indianapolis, IN market. The total selling price of these proposed divestitures is $1.362 billion, subject to customary purchase price adjustments. The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the merger agreement, (ii) FCC approval and HSR Approval and (iii) the absence of certain legal impediments to the consummation of such transaction. Nexstar intends to use the net proceeds from the divestitures to partially fund the merger, to refinance the existing indebtedness of Tribune, to pay related fees and expenses and for general corporate purposes.

On July 31, 2019, the Department of Justice (“DOJ”) provided its conditional approval of the proposed Nexstar and Tribune merger, but the FCC must still complete its public interest review of the transaction. See Note 3 for additional information on the proposed merger and divestitures and Note 16 for additional information on the DOJ conditional approval.

On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

On July 3, 2019, Nexstar Escrow, Inc., a wholly-owned indirect subsidiary of Nexstar (“Nexstar Escrow”), completed the sale and issuance of its $1.120 billion 5.625% Senior Unsecured Notes due 2027 (the “5.625% Notes due 2027”) at par. The gross proceeds of the 5.625% Notes due 2027 were deposited in a segregated escrow account and cannot be utilized until certain conditions are satisfied, including the completion of Nexstar’s merger with Tribune. See Note 16 for additional information.

The remainder of the committed financing includes $3.740 billion in term loans for which Nexstar recently completed the pricing. These term loans are projected to be issued simultaneously with the completion of Nexstar’s merger with Tribune.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2019 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$22,083	$19,060
Accounts receivable, net	23,676	22,725
Prepaid expenses and other current assets	2,443	4,423
Total current assets	48,202	46,208
Property and equipment, net	38,533	30,861
Goodwill	154,787	154,787
FCC licenses	151,808	157,658
Other intangible assets, net	84,637	89,225
Other noncurrent assets, net	21,117	8,073
Total assets	$499,084	$486,812

Current liabilities:
Current portion of debt	$53,463	$54,616
Interest payable	1,061	345
Other current liabilities	19,206	17,594
Total current liabilities	73,730	72,555
Debt	242,452	243,717
Other noncurrent liabilities	36,741	27,542
Total liabilities	$352,923	$343,814

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

Leases

As discussed in the “Recent Accounting Pronouncements” section below, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all related amendments issued by the Financial Accounting Standards Board (“FASB”). Accounting Standards Codification (“ASC”) 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from operating leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

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

		ASC 842 Adoption Adjustments
		Present Value of Remaining Operating Lease	Reclassifications of Operating Lease Related Balance Sheet Items to Operating Lease ROU Assets
Impact on Consolidated Balance Sheets	December 31, 2018	Payments as of January 1, 2019	Net Favorable Leases	Deferred Rent	Other	Total Adjustments	January 1, 2019
Prepaid expenses and other current assets	$22,673	$-	$-	$-	$(270)	$(270)	$22,403
Other intangible assets, net	1,491,923	-	(24,181)	-	-	(24,181)	1,467,742
Other noncurrent assets, net	125,272	98,887	24,181	(9,781)	(720)	112,567	237,839
Total assets	7,062,030	98,887	-	(9,781)	(990)	88,116	7,150,146
Other current liabilities	12,352	17,399	-	(1,645)	(423)	15,331	27,683
Other noncurrent liabilities	270,084	81,488	-	(8,136)	(567)	72,785	342,869
Total liabilities	5,193,046	98,887	-	(9,781)	(990)	88,116	5,281,162

After transition to ASC 842, the Company determines if an arrangement is a lease at inception. The ROU assets arising from operating leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities that are recognized after the adoption of ASC 842 are based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and executory costs (not significant). The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its ROU asset and lease liability) unless there is an economic, financial or business reason to do so. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

See Note 8 for additional disclosures on leases as of June 30, 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	46,090	45,631	45,938	45,852
Dilutive effect of equity incentive plan instruments	1,881	1,516	1,940	1,562
Weighted average shares outstanding - diluted	47,971	47,147	47,878	47,414

There were no anti-dilutive shares during each of the three months ended June 30, 2019 and 2018.

Stock options and restricted stock units to acquire a weighted average of 15,000 shares and 38,000 shares for the six months ended June 30, 2019 and 2018, respectively, of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

3.  Acquisitions and Dispositions

Merger Agreement with Tribune

On November 30, 2018, Nexstar entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. All outstanding warrants of Tribune will be assumed by Nexstar. The estimated total purchase price is $7.165 billion, inclusive of the merger cash consideration, the refinancing of Tribune's outstanding debt and the assumption of outstanding warrants. The estimated purchase price amount does not take into account Tribune’s cash or pension liabilities to be acquired by Nexstar. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Transaction costs relating to this proposed acquisition, including legal and professional fees of $3.5 million, were expensed as incurred during the three months ended June 30, 2019 and $7.3 million during the six months ended June 30, 2019. No costs were incurred during the three and six months ended June 30, 2018.

The merger agreement contains certain termination rights for both Nexstar and Tribune. If the merger agreement is terminated in connection with Tribune entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by Tribune to Nexstar will be $135 million. Either party may terminate the merger agreement if the merger is not consummated on or before an end date of November 30, 2019, with an automatic extension to February 29, 2020, if necessary, to obtain regulatory approval under circumstances specified in the merger agreement.

The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to (i) FCC approval, (ii) other regulatory approvals (including HSR Approval) and (iii) satisfaction of other customary closing conditions. The merger does not require approval of our stockholders and is not subject to any financing contingency. On November 30, 2018, Nexstar received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions. On July 3, 2019, Nexstar Escrow completed the sale and issuance of $1.120 billion 5.625% Notes due 2027 at par. The gross proceeds of the 5.625% Notes due 2027 were deposited in a segregated escrow account and cannot be utilized until certain conditions are satisfied, including the completion of Nexstar’s merger with Tribune. See Note 16 for additional information.

Tribune is a diversified media and entertainment business, which currently owns or provides certain services to 44 local television stations (including two satellite television stations) and one AM radio station.

In connection with obtaining the HSR Approval and the FCC approval, Nexstar agreed to divest one or more television stations in certain Designated Market Areas (“DMAs”). On March 20, 2019, Nexstar entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA will acquire eleven stations in eight markets and Scripps will acquire eight stations in seven markets. Under the terms of the asset purchase agreement with TEGNA, TEGNA will acquire substantially all of the assets of television broadcast stations (i) WTIC and WCCT in Hartford-New Haven, CT; (ii) WPMT in Harrisburg-Lancaster-Lebanon-York, PA; (iii) WATN and WLMT in Memphis, TN; (iv) WNEP in Wilkes Barre-Scranton, PA; (v) WOI and KCWI in Des Moines-Ames, IA; (vi) WZDX in Huntsville-Decatur (Florence), AL; (vii) WQAD in Davenport, IA-Rock Island-Moline, IL; and (viii) KFSM in Ft. Smith-Fayetteville-Springdale-Rogers, AR for cash consideration of $740 million (subject to customary purchase price adjustments).

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

On April 8, 2019, Nexstar entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcast company majority-owned by DuJuan McCoy, two stations in Indianapolis, IN -- WISH, the CW affiliate, and WNDY, the MyNetwork TV affiliate -- for $42.5 million in cash.

The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the Tribune Merger Agreement, (ii) the receipt of approval from the FCC and the expiration or termination of any waiting period applicable to such transaction under the HSR Act, as amended, and (iii) the absence of certain legal impediments to the consummation of such transaction.

The consummation of each divestiture transaction is expected to occur simultaneously with the closing of the merger.

On July 31, 2019, the DOJ provided its conditional approval of the proposed Nexstar and Tribune merger, but the FCC must still complete its public interest review of the transaction. See Note 3 for additional information on the proposed merger and divestitures and Note 16 for additional information on the DOJ conditional approval.

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

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2019			December 31, 2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$1,977,825	$(632,497)	$1,345,328	$1,977,825	$(575,860)	$1,401,965
Other definite-lived intangible assets	1-20	222,767	(171,237)	51,530	246,137	(156,179)	89,958
Other intangible assets		$2,200,592	$(803,734)	$1,396,858	$2,223,962	$(732,039)	$1,491,923

Upon adoption of ASC 842 on January 1, 2019, the Company’s other intangible assets amounting to $24.2 million representing favorable leases, net was reclassified to ROU assets which is included in the “other noncurrent assets, net” in the Condensed Consolidated Balance Sheets (see Note 2).

The following table presents the Company’s estimate of amortization expense for the remainder of 2019, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2019 (in thousands):

Remainder of 2019	$71,470
2020	131,376
2021	116,075
2022	113,645
2023	112,353
2024	111,837
Thereafter	740,102
$1,396,858

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$2,257,774	$(89,820)	$2,167,954	$1,825,678	$(47,410)	$1,778,268
Measurement period adjustments	(1,544)	-	(1,544)	-	-	-
Balances as of June 30, 2019	$2,256,230	$(89,820)	$2,166,410	$1,825,678	$(47,410)	$1,778,268

During 2019, Nexstar recorded measurement period adjustments related to a station acquired in 2018 and recognized a $1.5 million reduction to goodwill, representing working capital adjustments.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2019, the Company did not identify any events that would trigger impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Compensation and related taxes	$46,369	$44,269
Network affiliation fees	19,977	21,916
Capital expenditures	21,657	18,273
Other	52,990	59,392
	$140,993	$143,850

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

The following table provides the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,875	$200	$7,750	$400
Expected return on plan assets	(5,475)	-	(10,950)	-
Net periodic benefit (income) cost	$(1,600)	$200	$(3,200)	$400

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,350	$150	$6,700	$300
Expected return on plan assets	(6,450)	-	(12,900)	-
Net periodic benefit (income) cost	$(3,100)	$150	$(6,200)	$300

The Company has no required contributions to its qualified retirement plan in 2019. Payments to fund the obligations under the remaining plans are considered contributions and are expected to be less than $6.0 million in 2019.

7.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term loans, net of financing costs and discount of $30,598 and $37,679, respectively	$2,210,962	$2,407,490
Revolving loans	5,628	5,628
6.125% Senior unsecured notes due 2022, net of financing costs of $1,327 and $1,556, respectively	273,673	273,444
5.875% Senior unsecured notes due 2022, plus premium of $5,342 and $6,233, respectively	405,342	406,233
5.625% Senior unsecured notes due 2024, net of financing costs of $10,887 and $11,792, respectively	889,113	888,208
	3,784,718	3,981,003
Less: current portion	(94,940)	(96,093)
	$3,689,778	$3,884,910

2019 Transactions

Nexstar prepaid a total of $100.0 million and $180.0 million in principal balance under certain of its term loans, during the three and six months ended June 30, 2019, respectively, funded by cash on hand. This resulted in loss on extinguishments of debt of $2.0 million and $3.7 million for the three and six months ended June 30, 2019, respectively, representing write-offs of unamortized debt financing costs and discounts.

During the six months ended June 30, 2019, the Company also repaid scheduled maturities of $23.6 million of its term loans.

Unused Commitments and Borrowing Availability

The Company had $166.4 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of June 30, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2019, the Company was in compliance with its financial covenants.

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

On July 3, 2019, Nexstar Escrow completed the sale and issuance of $1.120 billion 5.625% Notes due 2027 at par. The gross proceeds of the 5.625% Notes due 2027 were deposited in a segregated escrow account and cannot be utilized until certain conditions are satisfied, including the completion of Nexstar’s merger with Tribune. See Note 16 for additional information.

The remainder of the committed financing includes $3.740 billion in term loans for which Nexstar recently completed the pricing. These term loans are projected to be issued simultaneously with the completion of Nexstar’s merger with Tribune.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission, a consolidated VIE, and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of the 6.125% senior secured notes due 2022 (the “6.125% Notes”) and the 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”) but does not guarantee Nexstar’s 5.875% Senior Notes due 2022 (the “5.875% Notes”). Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2019, the Company was in compliance with its financial covenants.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$2,210,962	$2,215,451	$2,407,490	$2,389,439
Revolving loans(1)	5,628	5,593	5,628	5,528
6.125% Senior unsecured notes(2)	273,673	278,438	273,444	275,688
5.875% Senior unsecured notes(2)	405,342	409,000	406,233	397,000
5.625% Senior unsecured notes(2)	889,113	929,250	888,208	837,000

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

8.  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one year to 95 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within two years. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of June 30, 2019 were not material and are excluded.

(In thousands)	Balance Sheet Classification	June 30, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$104,729
Current lease liabilities	Other current liabilities	$16,691
Noncurrent lease liabilities	Other noncurrent liabilities	$73,634

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $4,332	Property, plant and equipment, net	$8,733
Current lease liabilities	Other current liabilities	$852
Noncurrent lease liabilities	Other noncurrent liabilities	$15,647

Operating lease expenses for the three and six months ended June 30, 2019 were $5.3 million and $10.8 million, respectively, inclusive of immaterial short-term and variable lease costs. During the three and six months ended June 30, 2019, $3.1 million and  $6.2 million, respectively, of operating lease costs are included in direct operating expenses, excluding depreciation and amortization. $2.3 million and $4.7 million, respectively, of operating lease costs are included in Selling, general and administrative expenses, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The depreciation expense and interest expense associated with finance leases during the three and six months ended June 30, 2019 were not material.

Other information related to leases as of June 30, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,232
Operating cash flows from finance leases	478
Financing cash flows from finance leases	404
Weighted Average Remaining Lease Term
Operating leases	7.1 years
Finance leases	12.0 years
Weighted Average Discount Rate
Operating leases	5.2%
Finance leases	5.7%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$10,771	$884
2020	19,657	1,795
2021	16,682	1,843
2022	13,759	1,803
2023	11,203	1,818
Thereafter	37,677	15,202
Total future minimum lease payments	109,749	23,345
Less imputed interest	(19,422)	(6,846)
Total	$90,327	$16,499

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

9.  Common Stock

On April 26, 2018, Nexstar’s Board of Directors approved a $200 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. As of June 30, 2019, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 authorization and the remaining balance from prior authorization. There were no share repurchases of Nexstar’s Class A common stock during the three and six months ended June 30, 2019.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

10.  Stock-Based Compensation Plans

During the six months ended June 30, 2019, Nexstar granted 340,500 time-based restricted stock units and 113,334 performance-based restricted stock units to employees and non-employee directors with an estimated fair value of $33.0 million and $9.6 million, respectively. The time-based restricted stock units vest over a range of three to four years from the date of the award. The performance-based restricted stock units vest over a range of three to four years from the date of the award, subject to the achievement of pre-established Company performance metrics. There were no additional stock-based compensation awards granted during the three months ended June 30, 2019.

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

On June 5, 2019, a majority of Nexstar’s stockholders approved the 2019 Long-Term Equity Incentive Plan. A maximum of 3,100,000 shares of Nexstar’s Class A common stock may be issued under this plan, of which no stock-based awards were granted as of June 30, 2019.

11.  Income Taxes

Income tax expense was $26.6 million for the three months ended June 30, 2019 compared to $33.3 million for the same period in 2018. The effective tax rates were consistent at 27.4% and 27.8% for each of the respective periods.

Income tax expense was $43.1 million for the six months ended June 30, 2019, compared to $50.8 million for the same period in 2018. The effective tax rates were 25.2% and 27.5% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily due to a $4.5 million increase in the deduction for excess tax benefits related to stock-based compensation, resulting in a decrease in the effective tax rate of 2.7%.

12.  FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC among other things, to issue, revoke and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations to which it provides services. In addition, the U.S. Congress may act to amend the Communications Act or adopt other legislation in a manner that could impact the Company’s stations, the stations to which it provides services and the television broadcast industry in general.

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

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking. Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019.

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

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Over the next several years, television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017. The associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air did not have a significant impact on the Company’s financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. The remaining two stations will move to VHF channels and must vacate their current channels by September 2019 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their newly assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. During the three and six months ended June 30, 2019, the Company spent a total of $22.6 million and $36.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2018, the Company spent a total of $1.5 million and $6.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, the Company received $19.4 million and $33.6 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2018, the Company received $5.7 million and $7.1 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

13.  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of June 30, 2019, Mission had a maximum commitment of $226.9 million under its senior secured credit facility, of which $223.9 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $50.0 million and Shield had also used all of its commitment and had outstanding obligations of $22.1 million. Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, Marshall’s outstanding debt is due December 2019 and Shield’s outstanding debt is due October 2023. Marshall’s debt is included in the current liabilities in the accompanying Condensed Consolidated Balance Sheets. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield.

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

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar has agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between broadcast television station owners to artificially increase prices of television spot advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in 15 similar complaints.

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”). On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel. The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants’ filed a Motion to Dismiss on June 5, 2019. Nexstar denies the allegations against it and will defend its advertising practices as necessary.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended June 30, 2019	Broadcast	Other	Consolidated
Net revenue	$621,895	$27,117	$649,012
Depreciation	25,422	2,668	28,090
Amortization of intangible assets	30,770	5,587	36,357
Income (loss) from operations	192,093	(42,149)	149,944

Three Months Ended June 30, 2018	Broadcast	Other	Consolidated
Net revenue	$622,888	$37,435	$660,323
Depreciation	20,961	4,129	25,090
Amortization of intangible assets	31,876	5,305	37,181
Income (loss) from operations	207,543	(33,049)	174,494

Six Months Ended June 30, 2019	Broadcast	Other	Consolidated
Net revenue	$1,221,078	$54,581	$1,275,659
Depreciation	49,049	6,478	55,527
Amortization of intangible assets	61,615	11,480	73,095
Income (loss) from operations	360,593	(83,575)	277,018

Six Months Ended June 30, 2018	Broadcast	Other	Consolidated
Net revenue	$1,199,873	$75,786	$1,275,659
Depreciation	42,361	8,543	50,904
Amortization of intangible assets	63,929	9,554	73,483
Income (loss) from operations	360,110	(68,000)	292,110

As of June 30, 2019	Broadcast	Other	Consolidated
Goodwill	$2,123,935	$42,475	$2,166,410
Assets	6,673,782	357,753	7,031,535

As of December 31, 2018	Broadcast	Other	Consolidated
Goodwill	$2,125,479	$42,475	$2,167,954
Assets	6,622,604	439,426	7,062,030

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended June 30, 2019	Broadcast	Other	Consolidated
Local	$199,279	$-	$199,279
National	68,332	-	68,332
Political	3,157	-	3,157
Retransmission compensation	314,268	-	314,268
Digital	29,135	27,102	56,237
Other	3,610	15	3,625
Trade revenue	4,114	-	4,114
Total revenue	$621,895	$27,117	$649,012

Three Months Ended June 30, 2018	Broadcast	Other	Consolidated
Local	$198,560	$-	$198,560
National	71,633	-	71,633
Political	31,636	-	31,636
Retransmission compensation	276,273	-	276,273
Digital	26,578	37,421	63,999
Other	14,191	14	14,205
Trade revenue	4,017	-	4,017
Total revenue	$622,888	$37,435	$660,323

Six Months Ended June 30, 2019	Broadcast	Other	Consolidated
Local	$387,445	$-	$387,445
National	132,010	-	132,010
Political	4,464	-	4,464
Retransmission compensation	628,242	-	628,242
Digital	54,521	54,551	109,072
Other	7,459	30	7,489
Trade revenue	6,937	-	6,937
Total revenue	$1,221,078	$54,581	$1,275,659

Six Months Ended June 30, 2018	Broadcast	Other	Consolidated
Local	$391,828	$-	$391,828
National	138,678	-	138,678
Political	40,902	-	40,902
Retransmission compensation	552,214	-	552,214
Digital	51,046	75,757	126,803
Other	18,345	29	18,374
Trade revenue	6,860	-	6,860
Total revenue	$1,199,873	$75,786	$1,275,659

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 5.625% Notes due 2024, the 6.125% Notes and the 5.875% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (See Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital, a wholly-owned subsidiary of Nexstar, and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

The outstanding 5.625% Notes due 2024 and the 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

The indentures governing the 5.625% Notes due 2024 and the 6.125% Notes are not registered but require consolidating information that presents the guarantor information.

As discussed in Note 2, the Company adopted ASU No. 2016-02 Leases (Topic 842) and all related amendments using the optional transition method. As a result, financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for lease contracts prior to the adoption of ASC 842. The standard had a material impact on the Company’s current year Condensed Consolidated Balance Sheets but did not have an impact on its Condensed Consolidated Statement of Operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$51,415	$8,970	$19,539	$-	$79,924
Accounts receivable	-	477,869	14,236	50,505	-	542,610
Amounts due from consolidated entities	-	85,500	69,274	-	(154,774)	-
Spectrum asset	-	118,969	-	-	-	118,969
Other current assets	-	30,961	621	2,863	-	34,445
Total current assets	-	764,714	93,101	72,907	(154,774)	775,948
Investments in subsidiaries	1,254,638	108,884	-	-	(1,363,522)	-
Amounts due from consolidated entities	747,610	-	-	-	(747,610)	-
Property and equipment, net	-	707,551	22,167	19,004	(75)	748,647
Goodwill	-	1,969,148	33,187	164,075	-	2,166,410
FCC licenses	-	1,626,460	43,102	108,706	-	1,778,268
Other intangible assets, net	-	1,283,949	12,701	100,208	-	1,396,858
Other noncurrent assets	725	136,108	11,996	16,575	-	165,404
Total assets	$2,002,973	$6,596,814	$216,254	$481,475	$(2,265,981)	$7,031,535
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$51,178	$-	$94,940
Accounts payable	-	55,764	1,386	13,242	-	70,392
Amounts due to consolidated entities	-	-	-	154,774	(154,774)	-
Liability to surrender spectrum asset	-	129,964	-	-	-	129,964
Other current liabilities	258	163,542	6,766	28,185	-	198,751
Total current liabilities	258	390,747	10,437	247,379	(154,774)	494,047
Debt	-	3,447,326	221,560	20,892	-	3,689,778
Amounts due to consolidated entities	-	522,075	-	225,745	(747,820)	-
Deferred tax liabilities	-	634,624	-	7,901	-	642,525
Other noncurrent liabilities	-	217,855	10,842	18,271	-	246,968
Total liabilities	258	5,212,627	242,839	520,188	(902,594)	5,073,318
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	2,002,715	1,384,187	(26,585)	(53,151)	(1,363,387)	1,943,779
Noncontrolling interests in consolidated variable interest entities	-	-	-	14,438	-	14,438
Total liabilities and stockholders' equity (deficit)	$2,002,973	$6,596,814	$216,254	$481,475	$(2,265,981)	$7,031,535

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$105,665	$10,798	$28,652	$-	$145,115
Accounts receivable	-	466,270	12,857	68,158	-	547,285
Amounts due from consolidated entities	-	88,987	77,521	-	(166,508)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	17,420	1,655	3,598	-	22,673
Total current assets	-	730,344	102,831	100,408	(166,508)	767,075
Investments in subsidiaries	1,119,605	108,884	-	-	(1,228,489)	-
Amounts due from consolidated entities	782,365	-	-	-	(782,365)	-
Property and equipment, net	-	696,910	19,867	14,833	(72)	731,538
Goodwill	-	1,970,692	33,187	164,075	-	2,167,954
FCC licenses	-	1,620,610	43,102	114,556	-	1,778,268
Other intangible assets, net	-	1,365,159	13,712	113,052	-	1,491,923
Other noncurrent assets	-	116,660	4,421	4,191	-	125,272
Total assets	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$52,331	$-	$96,093
Accounts payable	-	47,574	2,357	17,897	-	67,828
Liability to surrender spectrum asset	-	52,002	-	-	-	52,002
Amounts due to consolidated entities	-	-	-	166,508	(166,508)	-
Other current liabilities	299	155,023	4,441	28,486	-	188,249
Total current liabilities	299	296,076	9,083	265,222	(166,508)	404,172
Debt	-	3,641,193	222,354	21,363	-	3,884,910
Amounts due to consolidated entities		559,057	-	223,519	(782,576)	-
Deferred tax liabilities	62	624,869	-	8,949	-	633,880
Other noncurrent liabilities	-	255,228	6,820	8,036	-	270,084
Total liabilities	361	5,376,423	238,257	527,089	(949,084)	5,193,046
Total Nexstar Media Group, Inc. stockholders' equity (deficit)	1,901,609	1,232,836	(21,137)	(32,184)	(1,228,350)	1,852,774
Noncontrolling interests in consolidated variable interest entities	-	-	-	16,210	-	16,210
Total liabilities and stockholders' equity (deficit)	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$590,978	$18,910	$39,124	$-	$649,012
Revenue between consolidated entities	8,564	22,425	8,262	19,279	(58,530)	-
Net revenue	8,564	613,403	27,172	58,403	(58,530)	649,012
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	240,974	11,995	45,042	(1,967)	296,044
Selling, general, and administrative expenses, excluding depreciation and amortization	9,745	140,732	998	9,874	(17,291)	144,058
Local service agreement fees between consolidated entities	-	16,848	14,575	7,849	(39,272)	-
Amortization of broadcast rights	-	12,936	369	630	-	13,935
Amortization of intangible assets	-	28,615	491	7,251	-	36,357
Depreciation	-	26,678	620	792	-	28,090
Reimbursement from the FCC related to station repack	-	(14,546)	(764)	(4,106)	-	(19,416)
Total operating expenses	9,745	452,237	28,284	67,332	(58,530)	499,068
(Loss) income from operations	(1,181)	161,166	(1,112)	(8,929)	-	149,944
Interest expense, net	-	(47,640)	(2,898)	(825)	-	(51,363)
Loss on extinguishment of debt	-	(2,026)	-	-	-	(2,026)
Pension and other postretirement plans credit, net	-	1,400	-	-	-	1,400
Other expenses	-	(562)	-	(12)	-	(574)
Equity in income of subsidiaries	74,274	-	-	-	(74,274)	-
Income (loss) before income taxes	73,093	112,338	(4,010)	(9,766)	(74,274)	97,381
Income tax benefit (expense)	161	(29,826)	1,016	2,003	-	(26,646)
Net income (loss)	73,254	82,512	(2,994)	(7,763)	(74,274)	70,735
Net income attributable to noncontrolling interests	-	-	-	(2,733)	-	(2,733)
Net income (loss) attributable to Nexstar	$73,254	$82,512	$(2,994)	$(10,496)	$(74,274)	$68,002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$594,056	$17,606	$48,661	$-	$660,323
Revenue between consolidated entities	13,205	22,447	9,058	18,439	(63,149)	-
Net revenue	13,205	616,503	26,664	67,100	(63,149)	660,323
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	218,740	10,013	46,996	(1,310)	274,439
Selling, general, and administrative expenses, excluding depreciation and amortization	15,181	133,087	1,112	10,945	(21,422)	138,903
Local service agreement fees between consolidated entities	-	17,971	13,250	9,196	(40,417)	-
Amortization of broadcast rights	-	14,797	409	707	-	15,913
Amortization of intangible assets	-	29,674	540	6,967	-	37,181
Depreciation	-	22,885	504	1,701	-	25,090
Reimbursement from the FCC related to station repack	-	(5,510)	(187)	-	-	(5,697)
Total operating expenses	15,181	431,644	25,641	76,512	(63,149)	485,829
(Loss) income from operations	(1,976)	184,859	1,023	(9,412)	-	174,494
Interest expense, net	-	(52,539)	(2,739)	(1,003)	-	(56,281)
Loss on extinguishment of debt	-	(481)	-	-	-	(481)
Pension and other postretirement plans credit, net	-	2,950	-	-	-	2,950
Other expenses	-	(812)	-	-	-	(812)
Equity in income of subsidiaries	94,171	-	-	-	(94,171)	-
Income (loss) before income taxes	92,195	133,977	(1,716)	(10,415)	(94,171)	119,870
Income tax (expense) benefit	(423)	(34,455)	425	1,189	-	(33,264)
Net income (loss)	91,772	99,522	(1,291)	(9,226)	(94,171)	86,606
Net loss attributable to noncontrolling interests	-	-	-	1,126	-	1,126
Net income (loss) attributable to Nexstar	$91,772	$99,522	$(1,291)	$(8,100)	$(94,171)	$87,732

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$1,158,758	$38,317	$78,584	$-	$1,275,659
Revenue between consolidated entities	16,982	44,658	16,024	36,996	(114,660)	-
Net revenue	16,982	1,203,416	54,341	115,580	(114,660)	1,275,659
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	481,169	24,031	87,541	(3,834)	588,907
Selling, general, and administrative expenses, excluding depreciation and amortization	19,493	278,001	1,989	19,901	(32,966)	286,418
Local service agreement fees between consolidated entities	-	33,202	29,150	15,508	(77,860)	-
Amortization of broadcast rights	-	26,287	752	1,258	-	28,297
Amortization of intangible assets	-	57,278	1,010	14,807	-	73,095
Depreciation	-	51,905	1,228	2,394	-	55,527
Reimbursement from the FCC related to station repack	-	(24,231)	(2,300)	(7,072)	-	(33,603)
Total operating expenses	19,493	903,611	55,860	134,337	(114,660)	998,641
(Loss) income from operations	(2,511)	299,805	(1,519)	(18,757)	-	277,018
Interest expense, net	-	(96,848)	(5,784)	(1,688)	-	(104,320)
Loss on extinguishment of debt	-	(3,724)	-	-	-	(3,724)
Pension and other postretirement plans credit, net	-	2,800	-	-	-	2,800
Other expenses	-	(1,037)	-	(28)	-	(1,065)
Equity in income of subsidiaries	135,032	-	-	-	(135,032)	-
Income (loss) before income taxes	132,521	200,996	(7,303)	(20,473)	(135,032)	170,709
Income tax benefit (expense)	473	(49,648)	1,851	4,237	-	(43,087)
Net income (loss)	132,994	151,348	(5,452)	(16,236)	(135,032)	127,622
Net income attributable to noncontrolling interests	-	-	-	(4,728)	-	(4,728)
Net income (loss) attributable to Nexstar	$132,994	$151,348	$(5,452)	$(20,964)	$(135,032)	$122,894

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$1,143,737	$33,763	$98,159	$-	$1,275,659
Revenue between consolidated entities	13,205	42,703	17,486	35,144	(108,538)	-
Net revenue	13,205	1,186,440	51,249	133,303	(108,538)	1,275,659
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	439,919	20,160	95,987	(2,664)	553,402
Selling, general, and administrative expenses, excluding depreciation and amortization	15,181	269,272	2,328	22,251	(28,224)	280,808
Local service agreement fees between consolidated entities	-	34,947	26,500	16,203	(77,650)	-
Amortization of broadcast rights	-	29,792	821	1,400	-	32,013
Amortization of intangible assets	-	59,519	1,084	12,880	-	73,483
Depreciation	-	46,346	1,021	3,537	-	50,904
Reimbursement from the FCC related to station repack	-	(6,874)	(187)	-	-	(7,061)
Total operating expenses	15,181	872,921	51,727	152,258	(108,538)	983,549
(Loss) income from operations	(1,976)	313,519	(478)	(18,955)	-	292,110
Interest expense, net	-	(103,573)	(5,350)	(1,947)	-	(110,870)
Loss on extinguishment of debt	-	(1,486)	-	-	-	(1,486)
Pension and other postretirement plans credit, net	-	5,900	-	-	-	5,900
Other expenses	-	(941)	-	2	-	(939)
Equity in income of subsidiaries	146,203	-	-	-	(146,203)	-
Income (loss) before income taxes	144,227	213,419	(5,828)	(20,900)	(146,203)	184,715
Income tax (expense) benefit	(423)	(54,905)	1,406	3,154	-	(50,768)
Net income (loss)	143,804	158,514	(4,422)	(17,746)	(146,203)	133,947
Net loss attributable to noncontrolling interests	-	-	-	1,907	-	1,907
Net income (loss) attributable to Nexstar	$143,804	$158,514	$(4,422)	$(15,839)	$(146,203)	$135,854

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$240,814	$1,507	$(5,921)	$-	$236,400

Cash flows from investing activities:
Purchases of property and equipment	-	(60,002)	(2,956)	(8,510)	-	(71,468)
Spectrum repack reimbursements from the FCC	-	25,767	764	7,072	-	33,603
Other investing activities	-	995	-	14	-	1,009
Net cash used in investing activities	-	(33,240)	(2,192)	(1,424)	-	(36,856)

Cash flows from financing activities:
Repayments of long-term debt	-	(200,738)	(1,143)	(1,727)	-	(203,608)
Common stock dividends paid	(41,319)	-	-	-	-	(41,319)
Inter-company payments	49,649	(49,649)	-	-	-	-
Purchase of noncontrolling interest from a consolidated variable interest entity	-	(6,393)	-	-	-	(6,393)
Cash paid for shares withheld for taxes	(9,813)	-	-	-	-	(9,813)
Other financing activities	1,483	(5,044)	-	(41)	-	(3,602)
Net cash used in financing activities	-	(261,824)	(1,143)	(1,768)	-	(264,735)
Net increase in cash, cash equivalents and restricted cash	-	(54,250)	(1,828)	(9,113)	-	(65,191)
Cash, cash equivalents and restricted cash at beginning of period	-	105,665	10,798	28,652	-	145,115
Cash, cash equivalents and restricted cash at end of period	$-	$51,415	$8,970	$19,539	$-	$79,924

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$313,735	$(1,484)	$4,823	$-	$317,074

Cash flows from investing activities:
Purchases of property and equipment	-	(32,198)	(512)	(3,680)	-	(36,390)
Payments for acquisitions	-	(85,867)	-	-	-	(85,867)
Spectrum repack reimbursements from the FCC	-	6,875	186	-	-	7,061
Other investing activities	-	4,256	-	5	-	4,261
Net cash used in investing activities	-	(106,934)	(326)	(3,675)	-	(110,935)

Cash flows from financing activities:
Proceeds from long-term debt	-	44,000	-	51,759	-	95,759
Repayments of long-term debt	-	(122,120)	(1,157)	(53,639)	-	(176,916)
Common stock dividends paid	(34,443)	-	-	-	-	(34,443)
Purchase of treasury stock	(50,524)	-	-	-	-	(50,524)
Inter-company payments	87,624	(87,624)	-	-	-	-
Other financing activities	(2,657)	(5,555)	-	226	-	(7,986)
Net cash used in financing activities	-	(171,299)	(1,157)	(1,654)	-	(174,110)
Net increase (decrease) in cash, cash equivalents and restricted cash	-	35,502	(2,967)	(506)	-	32,029
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$126,362	$6,557	$14,762	$-	$147,681

16.  Subsequent Events

On July 3, 2019, Nexstar Escrow completed the sale and issuance of the $1.120 billion 5.625% Notes due 2027 at par. The gross proceeds of the 5.625% Notes due 2027 were deposited into a segregated escrow account which cannot be utilized until certain conditions are satisfied or the escrowed funds are released in connection with a special mandatory redemption of the 5.625% Notes due 2027. Among other things, such conditions include the consummation of the merger (See Note 3) and the assumption by Nexstar of all of the obligations of Nexstar Escrow under the 5.625% Notes due 2027, which are all expected to occur in the third quarter of 2019. Following satisfaction of such conditions, the proceeds from the 5.625% Notes due 2027 will be used to finance a portion of the consideration of the merger, to partially fund the repayment of all of Tribune’s existing indebtedness, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to November 30, 2019, with an automatic extension to February 29, 2020 if necessary to obtain regulatory approval under circumstances specified in the merger agreement, or if the merger agreement is terminated, the 5.625% Notes due 2027 are subject to a special mandatory redemption equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes due 2027 up to, but not including, the date of such special mandatory redemption. Prior to the consummation of the merger, the 5.625% Notes due 2027 will not be guaranteed, but will be secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following satisfaction of the escrow conditions, the 5.625% Notes due 2027 will be senior unsecured obligations of Nexstar and will be guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes due 2027 will be junior to the secured debt of the Company, including the senior secured credit facilities of Nexstar and certain VIEs, to the extent of the value of the assets securing such debt. The 5.625% Notes due 2027 will rank equal to the 6.125% Notes, the 5.875% Notes and the 5.625% Notes due 2024.

On July 25, 2019, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.45 per share of its Class A common stock. The dividend is payable on August 23, 2019 to stockholders of record on August 9, 2019.

On July 31, 2019, the DOJ provided its conditional approval of the proposed Nexstar and Tribune merger (See Note 3) by simultaneously filing a pair of documents with the U.S. District Court of the District of Columbia: (i) a civil antitrust suit against the merger deal, and (ii) a proposed settlement that, if approved by the court, would resolve the complaints alleged in the antitrust suit through the divestiture of certain television stations and related conditions. The FCC must still complete its public interest review of the proposed merger.

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

Executive Summary

2019 Highlights

•

During the second quarter of 2019, net revenue decreased by $11.3 million, or 1.7% compared to the same period in 2018, primarily due to a decrease in television advertising revenue of $31.1 million due to 2019 not being an election or Olympic year, a $10.0 million decline in other revenue related to a one-time incentive payment from a wireless carrier specific to the spectrum repack (revenue recognized in the second quarter of 2018), and a decrease in digital revenue of $7.8 million primarily due to marketplace changes which affected select demand-side platform customer buying, partially offset by organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue). These decreases were partially offset by an increase in retransmission compensation of $38.0 million.

•

For each of the first two quarters of 2019, our Board of Directors declared and paid cash dividends of $0.45 per share of our outstanding Class A common stock, or total dividend payments of $41.3 million.

Merger Agreement with Tribune

On November 30, 2018, we entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. All equity-based awards of Tribune that are outstanding prior to the merger will vest in full and will be converted into the right to receive the same cash consideration. The estimated total purchase price is $7.165 billion, inclusive of the merger cash consideration, the refinancing of Tribune's outstanding debt and the assumption of outstanding warrants. The estimated purchase price amount does not take into account Tribune’s cash or pension liabilities to be acquired by Nexstar. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. Tribune currently owns, operates or provides services to 44 television stations (including two satellite stations) and one AM radio station. We and Tribune plan to divest certain of our stations in connection with the proposed merger in order to comply with the FCC media ownership rules and obtain the HSR Approval.

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

The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to (i) FCC approval, (ii) other regulatory approvals (including HSR Approval) and (iii) satisfaction of other customary closing conditions. The merger does not require approval of our stockholders and is not subject to any financing contingency. On November 30, 2018, we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

As further discussed in Debt Transactions below, Nexstar Escrow, our wholly-owned indirect subsidiary, completed the sale and issuance of the $1.120 billion 5.625% Notes due 2027 at par on July 3, 2019. The remainder of the committed financing includes $3.740 billion in term loans for which we recently completed the pricing. We expect to issue these loans simultaneously with the completion of our merger with Tribune.

In connection with obtaining the HSR Approval and the FCC approval, we agreed to divest one or more television stations in certain DMAs. On March 20, 2019, we entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA will acquire eleven stations in eight markets and Scripps will acquire eight stations in seven markets. Under the terms of the asset purchase agreement with TEGNA, TEGNA will acquire substantially all of the assets of television broadcast stations (i) WTIC and WCCT in Hartford-New Haven, CT; (ii) WPMT in Harrisburg-Lancaster-Lebanon-York, PA; (iii) WATN and WLMT in Memphis, TN; (iv) WNEP in Wilkes Barre-Scranton, PA; (v) WOI and KCWI in Des Moines-Ames, IA; (vi) WZDX in Huntsville-Decatur (Florence), AL; (vii) WQAD in Davenport, IA-Rock Island-Moline, IL; and (viii) KFSM in Ft. Smith-Fayetteville-Springdale-Rogers, AR for cash consideration of $740 million (subject to customary purchase price adjustments). Under the terms of the asset purchase agreement with Scripps, Scripps will acquire substantially all of the assets of television broadcast stations (i) KASW in Phoenix (Prescott), AZ; (ii) WPIX in New York, NY, (iii) WSFL-TV in Miami-Ft. Lauderdale, FL, (iv) KSTU in Salt Lake City, UT, (v) WTKR and WGNT in Norfolk-Portsmouth-Newport News, VA, (vi) WXMI in Grand Rapids-Kalamazoo-Battle Creek, MI and (vii) WTVR-TV in Richmond-Petersburg, VA for cash consideration of $580 million (subject to customary purchase price adjustments). On April 8, 2019, we entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcast company majority-owned by DuJuan McCoy, two stations in Indianapolis, IN -- WISH, the CW affiliate, and WNDY, the MyNetwork TV affiliate -- for $42.5 million in cash.

The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the merger agreement, (ii) the receipt of approval from the FCC and the expiration or termination of any waiting period applicable to such transaction under the HSR Act, as amended, and (iii) the absence of certain legal impediments to the consummation of such transaction.

The consummation of each divestiture transaction is expected to occur simultaneously with the closing of the Nexstar/ Tribune merger.

On July 31, 2019, the DOJ provided its conditional approval of the proposed Nexstar and Tribune merger by simultaneously filing a pair of documents with the U.S. District Court of the District of Columbia: (i) a civil antitrust suit against the merger deal, and (ii) a proposed settlement that, if approved by the court, would resolve the complaints alleged in the antitrust suit through the divestiture of certain television stations and related conditions. The FCC must still complete its public interest review of the proposed merger.

Debt Transactions

•	During the six months ended June 30, 2019, we prepaid a total of $180.0 million in principal balance under certain of our term loans, funded by cash on hand.

•	During the six months ended June 30, 2019, the Company repaid scheduled maturities of $23.6 million under its term loans.

•

On July 3, 2019, Nexstar Escrow completed the sale and issuance of its $1.120 billion 5.625% Notes due 2027 at par. The gross proceeds of the 5.625% Notes due 2027 were deposited into a segregated escrow account which cannot be utilized until certain conditions are satisfied or the escrowed funds are released in connection with a special mandatory redemption of the 5.625% Notes due 2027. Among other things, such conditions include the consummation of the merger discussed above and our assumption of all of the obligations of Nexstar Escrow under the 5.625% Notes due 2027, which are all expected to occur in the third quarter of 2019. Following satisfaction of such conditions, the proceeds from the 5.625% Notes due 2027 will be used to finance a portion of the consideration of the merger, to partially fund the repayment of all of Tribune’s existing indebtedness, to pay related fees and expenses and for general corporate purposes. If the merger is not consummated on or prior to November 30, 2019, with an automatic extension to February 29, 2020 if necessary to obtain regulatory approval under circumstances specified in the merger agreement, or if the merger agreement is terminated, the 5.625% Notes due 2027 are subject to a special mandatory redemption equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest, if any, from the issue date of the 5.625% Notes due 2027 up to, but not including, the date of such special mandatory redemption. Prior to the consummation of the merger, the 5.625% Notes due 2027 will not be guaranteed, but will be secured by a first priority security interest in the escrow account and all deposits and investment property therein. Following satisfaction of the escrow conditions, the 5.625% Notes due 2027 will be senior unsecured obligations of Nexstar and will be guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes due 2027 will be junior to the secured debt of the Company, including the senior secured credit facilities of Nexstar and certain VIEs, to the extent of the value of the assets securing such debt. The 5.625% Notes due 2027 will rank equal to the 6.125% Notes, the 5.875% Notes and the 5.625% Notes due 2024.

Overview of Operations

As of June 30, 2019, we owned, operated, programmed or provided sales and other services to 174 full power television stations, including those owned by VIEs, in 100 markets in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties (VIEs). See Note 2—Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We guarantee full payment of all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities in the event of their default. Mission is a guarantor of our senior secured credit facility, the 6.125% Notes and the 5.625% Notes due 2024 but does not guarantee the 5.875% Notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Sixty one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three and six months ended June 30, 2019, the Company spent a total of $22.6 million and $36.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2018, the Company spent a total of $1.5 million and $6.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, the Company received $19.4 million and $33.6 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2018, the Company received $5.7 million and $7.1 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2019, approximately $146.6 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$199,279	30.7	$198,560	30.1	$387,445	30.4	$391,828	30.7
National	68,332	10.5	71,633	10.8	132,010	10.4	138,678	10.9
Political	3,157	0.5	31,636	4.8	4,464	0.3	40,902	3.2
Retransmission compensation	314,268	48.4	276,273	41.8	628,242	49.2	552,214	43.3
Digital	56,237	8.7	63,999	9.7	109,072	8.6	126,803	9.9
Other	3,625	0.6	14,205	2.2	7,489	0.6	18,374	1.5
Trade revenue	4,114	0.6	4,017	0.6	6,937	0.5	6,860	0.5
Total net revenue	$649,012	100.0	$660,323	100.0	$1,275,659	100.0	$1,275,659	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (dollars in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$649,012	100.0	$660,323	100.0	$1,275,659	100.0	$1,275,659	100.0
Operating expenses (income):
Corporate expenses	31,821	4.9	27,384	4.1	62,586	4.9	53,727	4.2
Direct operating expenses, net of trade	292,162	45.0	270,200	40.9	581,594	45.6	545,679	42.8
Selling, general and administrative expenses, excluding corporate	112,237	17.3	111,519	16.9	223,832	17.5	227,081	17.8
Depreciation	28,090	4.3	25,090	3.8	55,527	4.4	50,904	4.0
Amortization of intangible assets	36,357	5.6	37,181	5.6	73,095	5.7	73,483	5.8
Amortization of broadcast rights	13,935	2.1	15,913	2.3	28,297	2.2	32,013	2.5
Trade expense	3,882	0.6	4,239	0.6	7,313	0.6	7,723	0.6
Reimbursement from the FCC related to station repack	(19,416)	(3.0)	(5,697)	(0.9)	(33,603)	(2.6)	(7,061)	(0.6)
Total operating expenses	499,068		485,829		998,641		983,549
Income from operations	$149,944		$174,494		$277,018		$292,110

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $199.3 million for the three months ended June 30, 2019, compared to $198.6 million for the same period in 2018, an increase of $0.7 million, or 0.4%. National advertising revenue was $68.3 million for the three months ended June 30, 2019, compared to $71.6 million for the same period in 2018, a decrease of $3.3 million, or 4.6%. Our largest advertiser category, automobile, represented approximately 22% and 23% of our local and national advertising revenue for the three months ended June 30, 2019 and 2018, respectively. Overall, including the past results of our stations acquired in 2018, automobile revenues decreased by 4.5% during the quarter. The other categories representing our top five were attorneys and medical/healthcare which increased in 2019 and furniture and fast food/restaurants, which decreased in 2019.

Political advertising revenue was $3.2 million for the three months ended June 30, 2019, compared to $31.6 million for the same period in 2018, a decrease of $28.4 million, as 2019 is not an election year.

Retransmission compensation was $314.3 million for the three months ended June 30, 2019, compared to $276.3 million for the same period in 2018, an increase of $38.0 million, or 13.8%. Our legacy stations’ revenue increased by $34.4 million, primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and contributions from distribution agreements with OVDs. Additionally, our stations acquired in 2018 increased our revenue by $3.6 million. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

On July 3, 2019, our retransmission consent agreements in 97 of our station markets with AT&T/DirecTV expired. We are currently not providing services to this customer pending the negotiation of the renewal terms.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $56.2 million for the three months ended June 30, 2019, compared to $64.0 million for the same period in 2018, a decrease of $7.8 million, or 12.1%, primarily due to marketplace changes which affected select demand-side platform customer buying, partially offset by organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue).

Other revenue was $3.6 million for the three months ended June 30, 2019, compared to $14.2 million for the same period in 2018, a decrease of $10.6 million, primarily due to a $10.0 million one-time incentive payment from a wireless carrier specific to the spectrum repack (revenue recognized in the second quarter of 2018).

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $31.8 million for the three months ended June 30, 2019, compared to $27.4 million for the same period in 2018, an increase of $4.4 million, or 16.2%. This was primarily attributable to a $4.1 million increase in legal and professional fees primarily associated with our proposed acquisition of Tribune and an increase in stock-based compensation related to new equity incentive awards of $1.5 million. These increases were partially offset by a decrease in payroll expense of $0.3 million.

Direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $404.4 million for the three months ended June 30, 2019, compared to $381.7 million for the same period in 2018, an increase of $22.7 million, or 5.9%. This was primarily due to an increase in our stations’ programming costs of $25.4 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs, partially offset by a decrease in operating expenses on a few of our digital products of $3.1 million due to marketplace changes and challenges that led to lower revenue.

Depreciation of property and equipment was $28.1 million for the three months ended June 30, 2019, compared to $25.1 million for the same period in 2018, an increase of $3.0 million, or 12.0%, primarily due to newly capitalized assets related to station repacking activities.

Amortization of intangible assets was flat at $36.4 million for the three months ended June 30, 2019, compared to $37.2 million for the same period in 2018.

Amortization of broadcast rights was $13.9 million for the three months ended June 30, 2019, compared to $15.9 million for the same period in 2018, a decrease of $2.0 million, or 12.4%, primarily attributable to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. The Company’s stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended June 30, 2019 and 2018, the Company received $19.4 million and $5.7 million, respectively, in reimbursements from the FCC which it recognized as operating income.

Interest Expense, net

Interest expense, net was $51.4 million for the three months ended June 30, 2019, compared to $56.3 million for the same period in 2018, a decrease of $4.9 million, or 8.7%, primarily due to the refinancing of certain of our senior secured credit facilities in October 2018, which reduced the applicable margin portion of the interest rates by 25 basis points, and principal prepayments of certain of our term loans in 2018 and 2019. These were partially offset by the effects of an increasing trend in the London Interbank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.0 million for the three months ended June 30, 2019, compared to $0.5 million for the same period in 2018, an increase of $1.5 million, primarily due to an increase in prepayments of principal balance on our term loans of $80.0 million for the three months ending June 30, 2019 compared to the same period in 2018.

Income Taxes

Income tax expense was $26.6 million for the three months ended June 30, 2019, compared to $33.3 million for the same period in 2018. The effective tax rates were consistent at 27.4% and 27.8% for each of the respective periods.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $387.4 million for the six months ended June 30, 2019, compared to $391.8 million for the same period in 2018, a decrease of $4.4 million, or 1.1%. National advertising revenue was $132.0 million for the six months ended June 30, 2019, compared to $138.7 million for the same period in 2018, a decrease of $6.7 million, or 4.8%. The decrease in our stations’ local and national advertising revenue was primarily due to the impact of prior year revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automobile, represented approximately 22% and 23% of our local and national advertising revenue for the six months ended June 30, 2019 and 2018, respectively. Overall, including the past results of our stations acquired in 2018, automobile revenues decreased by 6.7% in 2019. The other categories representing our top five were furniture and fast food/restaurants, which decreased in 2019, attorneys which increased in 2019, and medical/healthcare which stayed consistent in 2019.

Political advertising revenue was $4.5 million for the six months ended June 30, 2019, compared to $40.9 million for the same period in 2018, a decrease of $36.4 million, as 2019 is not an election year.

Retransmission compensation was $628.2 million for the six months ended June 30, 2019, compared to $552.2 million for the same period in 2018, an increase of $76.0 million, or 13.8%. Our legacy stations’ revenue increased by $68.8 million, primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and contributions from distribution agreements with OVDs. Additionally, our stations acquired in 2018 increased our revenue by $7.2 million. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

On July 3, 2019, our retransmission consent agreements in 97 of our station markets with AT&T/DirecTV expired. We are currently not providing services to this customer pending the negotiation of the renewal terms.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $109.1 million for the six months ended June 30, 2019, compared to $126.8 million for the same period in 2018, a decrease of $17.7 million, or 14.0%,  primarily due to marketplace changes which affected select demand-side platform customer buying, partially offset by organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue).

Other revenue was $7.5 million for the six months ended June 30, 2019, compared to $18.4 million for the same period in 2018, a decrease of $10.9 million, primarily due to a $10.0 million one-time incentive payment from a wireless carrier specific to the spectrum repack (revenue recognized in the second quarter of 2018).

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $62.6 million for the six months ended June 30, 2019, compared to $53.7 million for the same period in 2018, an increase of $8.9 million, or 16.5%. This was primarily attributable to a $8.7 million increase in legal and professional fees primarily associated with our proposed acquisition of Tribune and an increase in stock-based compensation related to new equity incentive awards of $3.2 million. These increases were partially offset by a decrease in payroll expense of $0.9 million and a decrease in facility rental expenses of $0.8 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $805.4 million for the six months ended June 30, 2019 compared to $772.8 million for the same period in 2018, an increase of $32.6 million, or 4.2%. This was primarily due to an increase in our stations’ programming costs of $49.2 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs, partially offset by a decrease of $2.7 million in variable costs in our stations, largely news and sales related, and a decrease in operating expenses on a few of our digital products of $12.7 million due to marketplace changes and challenges that led to lower revenue.

Depreciation of property and equipment was $55.5 million for the six months ended June 30, 2019, compared to $50.9 million for the same period in 2018, an increase of $4.6 million, or 9.1%. The increase was primarily due to newly capitalized assets related to station repacking activities.

Amortization of intangible assets was flat at $73.1 million for the six months ended June 30, 2019, compared to $73.5 million for the same period in 2018.

Amortization of broadcast rights was $28.3 million for the six months ended June 30, 2019, compared to $32.0 million for the same period in 2018, a decrease of $3.7 million, or 11.6%, primarily attributable to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. The Company’s stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the six months ended June 30, 2019 and 2018, the Company received $33.6 million and $7.1 million, respectively, in reimbursements from the FCC which it recognized as operating income.

Interest Expense, net

Interest expense, net was $104.3 million for the six months ended June 30, 2019, compared to $110.9 million for the same period in 2018, a decrease of $6.6 million, or 5.9% primarily due to the refinancing of certain of our senior secured credit facilities in October 2018, which reduced the applicable margin portion of the interest rates by 25 basis points, and principal prepayments of certain of our term loans in 2018 and 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.7 million for the six months ended June 30, 2019, compared to $1.5 million for the same period in 2018, an increase of $2.2 million, primarily due to the increase in prepayments of principal balance on our term loans of $120.0 million for the six months ending June 30, 2019 compared to the same period in 2018.

Income Taxes

Income tax expense was $43.1 million for the six months ended June 30, 2019, compared to $50.8 million for the same period in 2018. The effective tax rates were 25.2% and 27.5% for each of the respective periods. The decrease in the effective tax rate between the two periods was primarily due to a $4.5 million increase in the deduction for excess tax benefits related to stock-based compensation, resulting in a decrease in the effective tax rate of 2.7%.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$236,400	$317,074
Net cash used in investing activities	(36,856)	(110,935)
Net cash used in financing activities	(264,735)	(174,110)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,191)	$32,029
Cash paid for interest	$98,103	$104,874
Income taxes paid, net of refunds	$52,419	$32,781

	As of June 30,	As of December 31,
	2019	2018
Cash and cash equivalents	$79,924	$145,115
Long-term debt, including current portion	3,784,718	3,981,003
Unused revolving loan commitments under senior secured credit facilities (1)	166,372	166,372

(1)	Based on covenant calculations as of June 30, 2019, all of the $166.4 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $80.7 million during the six months ended June 30, 2019, compared to the same period in 2018. This was primarily due to a decrease in source of cash resulting from timing of accounts receivable collections of $56.6 million, and an increase in payments for income taxes of $19.6 million. Additionally, our corporate, direct operating and selling, general and administrative expenses (excluding non-cash transactions) increased by $41.0 million during the period compared to the same period in the prior year, while our net revenue (excluding trade) remained consistent in both periods. These transactions were partially offset by a decrease in the use of cash resulting from timing of payments to vendors of $24.6 million, a decrease in payments for interest on debt of $6.8 million, and a decrease in payments for broadcast rights of $4.5 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $74.1 million during the six months ended June 30, 2019, compared to the same period in 2018. In 2018, we completed our acquisition of Likqid Media Inc. (“LKQD”) for a cash purchase price of $97.0 million, less $11.2 million of cash acquired. Capital expenditures increased during the six months ended June 30, 2019 by $35.1 million compared to the same period in 2018, primarily due to increased spending related to station repacking costs. Other activity included an increase in reimbursements from the FCC for station repack costs of $26.5 million and a decrease in proceeds from disposal of assets of $3.0 million between the two periods.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $90.6 million during the six months ended June 30, 2019, compared to the same period in 2018.

In 2019, we made payments on the outstanding principal balance of our term loans of $203.6 million, paid dividends to our common stockholders of $41.3 million ($0.45 per share each quarter), paid cash for taxes in exchange for shares of common stock withheld of $9.8 million resulting from net share settlements of certain stock-based compensation, completed our acquisition of the noncontrolling interest of KHII for a cash payment of $6.4 million, paid for finance lease and capitalized software obligations of $5.0 million and received proceeds from the exercise of stock options of $1.5 million.

In 2018, Marshall refinanced the then outstanding principal balances under its term loan and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new term loan of $51.8 million. We also borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD and received $2.1 million proceeds from stock option exercises. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $81.2 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $34.4 million ($0.375 per share each quarter), payments for capital lease obligations of $5.6 million and cash payment for taxes in exchange for shares of common stock withheld of $4.7 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2019, the Company had total combined debt of $3.8 billion, net of financing costs and discounts, which represented 66.1% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2019 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Nexstar senior secured credit facility	$1,947,389	$20,739	$99,546	$688,524	$1,138,580
Mission senior secured credit facility	227,384	1,141	4,571	4,571	217,101
Marshall senior secured credit facility	50,030	50,030	-	-	-
Shield senior secured credit facility	22,385	574	2,755	19,056	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
	$3,822,188	$72,484	$106,872	$1,387,151	$2,255,681

The Company’s indebtedness includes term loans and revolving loans of Marshall (a consolidated VIE) with an aggregate principal balance of $50.0 million as of June 30, 2019. The Marshall debt is due in December of 2019 and is included in the current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

The terms of our, Mission’s, Marshall’s and Shield’s senior secured credit facilities, as well as the indentures governing the 6.125% Notes, the 5.625% Notes due 2024 and the 5.875% Notes, limit, but do not prohibit us, Mission, Marshall, or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity date of any of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company had $166.4 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 26, 2018, our Board of Directors approved a $200 million increase in our share repurchase authorization to repurchase our Class A common stock. As of June 30, 2019, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 authorization and the remaining balance from prior authorization. There were no share repurchases of Nexstar’s Class A common stock during the three and six months ended June 30, 2019. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On November 30, 2018, we entered into a definitive merger agreement with Tribune to acquire Tribune’s outstanding equity for $46.50 per share in a cash transaction. The estimated total purchase price is $7.165 billion, inclusive of the merger cash consideration, the refinancing of Tribune's outstanding debt and the assumption of outstanding warrants. The estimated purchase price amount does not take into account Tribune’s cash or pension liabilities to be acquired by Nexstar. Tribune shareholders will be entitled to additional cash consideration of approximately $0.30 per share per month if the transaction has not closed by August 31, 2019, pro-rated for partial months and less an adjustment for any dividends declared on or after September 1, 2019. The merger has been approved by the boards of directors of both companies and the stockholders of Tribune and is projected to close in the third quarter of 2019, subject to FCC approval, other regulatory approvals and satisfaction of other customary closing conditions.

The merger agreement contains certain termination rights for both us and Tribune. If the merger agreement is terminated in connection with Tribune entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, the termination fee payable by Tribune to us will be $135 million. Either party may terminate the merger agreement if the merger is not consummated on or before an end date of November 30, 2019, with an automatic extension to February 29, 2020, if necessary, to obtain regulatory approval under circumstances specified in the merger agreement.

In connection with obtaining the HSR Approval and the FCC approval, we agreed to divest one or more television stations in certain DMAs. On March 20, 2019, we entered into definitive asset purchase agreements to sell a total of nineteen stations in fifteen markets. Under the terms of the agreements, TEGNA. will acquire eleven stations in eight markets for cash consideration of $740 million (subject to customary purchase price adjustments) and Scripps will acquire eight stations in seven markets for cash consideration of $580 million (subject to customary purchase price adjustments). On April 8, 2019, we entered into a definitive asset purchase agreement to sell to Circle City Broadcasting I, Inc., a newly-formed minority-led broadcast company majority-owned by DuJuan McCoy, two stations in Indianapolis, IN -- WISH, the CW affiliate, and WNDY, the MyNetwork TV affiliate -- for $42.5 million in cash. The consummation of each divestiture transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the closing of the transactions contemplated by the merger agreement, (ii) FCC approval and HSR Approval, and (iii) the absence of certain legal impediments to the consummation of such transaction. The consummation of each divestiture transaction is expected to occur simultaneously with the closing of the merger.

The merger is not subject to any financing condition and we received committed financing up to a maximum of $6.4 billion from a group of commercial banks to provide the debt financing to consummate the merger and the refinancing of certain of the existing indebtedness of Tribune and related transactions.

On July 3, 2019, Nexstar Escrow completed the sale and issuance of its $1.120 billion 5.625% Notes due 2027 at par. Refer to Executive Summary—Debt Transactions above for additional information.

The remainder of the committed financing includes $3.740 billion in term loans for which we recently completed the pricing. We project to issue these loans simultaneously with the completion of our merger with Tribune.

On July 3, 2019, our retransmission consent agreements in 97 of our station markets with AT&T/DirecTV expired. We are currently not providing services to this customer pending the negotiation of the renewal terms.

On July 25, 2019, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.45 per share of its Class A common stock. The dividend is payable on August 23, 2019 to stockholders of record on August 9, 2019.

On July 31, 2019, the DOJ provided its conditional approval of the proposed Nexstar and Tribune merger by simultaneously filing a pair of documents with the U.S. District Court of the District of Columbia: (i) a civil antitrust suit against the merger deal, and (ii) a proposed settlement that, if approved by the court, would resolve the complaints alleged in the antitrust suit through the divestiture of certain television stations and related conditions. The FCC must still complete its public interest review of the proposed merger.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2019, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall, and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing the 6.125% Notes, the 5.625% Notes due 2024 and the 5.875% Notes for a period of at least the next 12 months from June 30, 2019.

No Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that as of June 30, 2019, there has been no material change to this information.

Leases

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2016-02, Leases (Topic 842) and all related amendments. ASC 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Company adopted this standard effective January 1, 2019 using the optional transition method. As a result, financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 842. The standard had a material impact on the Company’s Condensed Consolidated Balance Sheets but did not impact its operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for the Company’s updated accounting policy on leases.

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

The term loan borrowings at June 30, 2019 under the Company’s senior secured credit facilities bear interest rates ranging from 3.90% to 4.65%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2019 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $22.4 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2019. An increase of 50 basis points in LIBOR would result in a $11.2 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $22.4 million and $11.2 million, respectively. The 5.625% Notes due 2024, the 6.125% Notes and the 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2019, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2019, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On March 16, 2018, a group of companies including Nexstar (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Other Defendants entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The DOJ filed an amended complaint adding Nexstar to the consent decree on December 13, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles any claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar has agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

On July 30, 2018, Clay, Massey & Associates, PC filed an antitrust class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of itself and all others similarly situated against Gray Television, Inc., Hearst Communications, Nexstar Media Group, Inc., Tegna Inc., Tribune Media Company and Sinclair Broadcast Group, Inc. The lawsuit alleges unlawful coordination between broadcast television station owners to artificially increase prices of television spot advertisements in violation of Section 1 of the Sherman Act (15 U.S.C. §1). Nexstar has since been named in 15 similar complaints.

On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”). On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel. The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants’ filed a Motion to Dismiss on June 5, 2019. Nexstar denies the allegations against it and will defend its advertising practices as necessary.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
1.1

Purchase Agreement, by and among Nexstar Escrow, Inc. and BofA Securities, Inc., acting on behalf of itself and the several initial purchasers named in Schedule I-A thereto, dated June 19, 2019 (Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 20, 2019).

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

4.1

Indenture, dated as of July 3, 2019, between Nexstar Escrow, Inc., as issuer, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).

4.2	Form of Senior Note (included in Exhibit 4.1)
10.1

Amendment to Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 22, 2019).

10.2

Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan (included as Annex A to Nexstar Media Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 26, 2019 and incorporated herein by reference).

10.3	KJTL Amendment to Agreement for Sale of Commercial Time between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (May 31, 2019)*
10.4	KCIT Amendment to Agreement for Sale of Commercial Time between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (April 30, 2019)*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: August 7, 2019